Form 10-Q
period 2005-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2005-08-12
CIK 1286613

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Executive Drive, Suite 340
West Orange, NJ 07052
(Address of principal executive offices)

(973) 736-9340
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 10, 2005, there were 25,052,862 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDING JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 and JUNE 30, 2005
(In thousands, except share amounts)

(Unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,445	$30,122
Accounts receivable, less allowance of $7,023 and $7,488 at December 31, 2004 and June 30, 2005, respectively	12,820	12,469
Inventories	1,664	1,644
Assets held for sale	893	893
Deferred income taxes	4,509	4,661
Prepaid expenses and other current assets	2,893	3,170
Prepaid income taxes	—	2,208
Other accounts receivable	—	1,148
Total current assets	64,224	56,315

PROPERTY, EQUIPMENT AND FACILITIES—At cost, net of accumulated depreciation and amortization	55,149	56,967

OTHER ASSETS:
Deferred finance charges	943	1,316
Prepaid pension cost	4,820	4,841
Deferred income taxes	2,166	2,209
Goodwill	32,802	51,347
Other assets	2,625	3,684
Total other assets	43,356	63,397
TOTAL	$162,729	$176,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$5,311	$317
Unearned tuition	31,185	24,091
Accounts payable	10,664	12,178
Accrued expenses	12,147	11,713
Advance payments of federal funds	330	381
Income taxes payable	17	—
Total current liabilities	59,654	48,680
COMMITMENTS AND CONTINGENCIES
NONCURRENT LIABILITIES
Other long-term liabilities	3,471	4,192
Long-term debt and lease obligations, net of current portion	41,518	10,605
Total liabilities	104,643	63,477

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value—0 shares authorized, issued and outstanding at December 31, 2004 and 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2005	—	—
Common stock, no par value—authorized 50,000,000 shares at December 31, 2004 and 100,000,000 shares authorized at June 30, 2005, issued and outstanding 21,698,785 shares at December 31, 2004 and 24,834,937 shares at June 30, 2005	62,482	115,856
Additional paid-in capital	3,262	4,009
Accumulated deficit	(7,477)	(6,663)
Less loan receivable from stockholders	(181)	—
Total stockholders’ equity	58,086	113,202
TOTAL	$162,729	$176,679

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
REVENUES	$59,206	$68,236	$118,780	$139,105
COSTS AND EXPENSES:
Educational services and facilities	24,231	29,559	48,394	58,643
Selling, general and administrative	32,533	37,865	64,312	77,149
Loss on sale of assets	323	—	323	—
Total costs and expenses	57,087	67,424	113,029	135,792
OPERATING INCOME	2,119	812	5,751	3,313
INTEREST INCOME	21	22	34	30
INTEREST EXPENSE	(710)	(763)	(1,552)	(1,957)
INCOME BEFORE INCOME TAXES	1,430	71	4,233	1,386
PROVISION FOR INCOME TAXES	570	29	1,755	572
NET INCOME	$860	$42	$2,478	$814
Earnings per share—basic:
Net income available to common shareholders	$0.04	$0.00	$0.11	$0.04
Earnings per share—diluted:
Net income available to common shareholders	$0.04	$0.00	$0.11	$0.04
Weighted average number of common share outstanding:
Basic	21,670	21,950	21,669	21,825
Diluted	23,257	23,077	23,147	23,021

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005
(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Loan Receivable From Stockholders	Accumulated Deficit	Total

BALANCE—December 31, 2004	$62,482	$3,262	$(181)	$(7,477)	$58,086
Net income	—	—	—	814	814
Issuance of common stock, net of issuance expenses	53,118	—	—	—	53,118
Stock-based compensation expense	—	708	—	—	708
Stockholders loan repayment	—	—	181	—	181
Tax benefit of options exercised	—	39	—	—	39
Exercise of stock options	256	—	—	—	256
BALANCE—June 30, 2005	$115,856	$4,009	$—	$(6,663)	$113,202

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(In thousands, except share amounts)
(Unaudited)

	June 30,	June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,478	$814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,124	6,134
Amortization of deferred finance charges	191	95
Write-off of deferred finance costs	—	365
Deferred income taxes	106	(195)
Loss on sale of assets	323	—
Provision for doubtful accounts	3,899	4,730
Stock-based compensation expense	1,243	708
Tax benefit associated with exercise of stock options	—	39
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(4,140)	(3,637)
Inventories	(105)	20
Prepaid expenses and current assets	363	(362)
Other assets	1,260	608
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	4,384	1,343
Other liabilities	299	772
Income taxes payable/prepaid	(7,619)	(2,225)
Accrued expenses	(284)	(962)
Unearned tuition	(4,173)	(9,942)
Total adjustments	871	(2,509)
Net cash provided by (used in) operating activities	3,349	(1,695)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,835)	(6,566)
Acquisition of a business, net of cash acquired	(14,341)	(19,877)
Net cash used in investing activities	(27,176)	(26,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	312	31,000
Payments on borrowings	(3,000)	(66,750)
Payments of deferred finance fees	—	(833)
Proceeds from exercise of stock options	8	256
Principal payments under capital lease obligations	(540)	(157)
Proceeds from shareholder loans	245	181
Proceeds from issuance of common stock, net of issuance costs of $6,882	—	53,118
Net cash provided by (used in) financing activities	(2,975)	16,815
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,802)	(11,323)
CASH AND CASH EQUIVALENTS—Beginning of period	48,965	41,445
CASH AND CASH EQUIVALENTS—End of period	$22,163	$30,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,349	$1,573
Income taxes	$9,269	$2,949
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Fair value of assets acquired	$14,436	$23,425
Net cash paid for the acquisitions	(14,341)	(19,877)
Liabilities assumed	$95	$3,548

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(In thousands, except share amounts)

(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and its wholly owned subsidiaries (the “Company”) operate trade schools in various locations, which offer technical programs of study in several different specialties.

In February 2003, Lincoln Educational Services Corporation (“LESC”), which is a holding company that owns 100% of Lincoln Technical Institute, Inc. (“LTI”) was formed.  The Company effected the creation of LESC by first creating LESC as a wholly owned subsidiary of LTI and then creating Lincoln Acquisition Corporation (“LAC”) as a wholly owned subsidiary of LESC.  The Company then merged LTI into LAC with LTI becoming the surviving entity and a wholly owned subsidiary of LESC.  All of the stockholders of LTI then exchanged their shares for shares in LESC.  The effect of this transaction did not result in any change in ownership or control, and as such the assets and liabilities of LESC are reflected at the carryover basis of LTI.  The formation of LESC, which was not material, has been retroactively reflected.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  The statements, when read in conjunction with the December 31, 2004 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to summarize fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The consolidated financial statements as of December 31, 2004 and the unaudited consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2004 and 2005 include the accounts of the Company.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

Reclassifications—Certain 2004 amounts have been reclassified to conform to the current year presentation.

2.             RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Based Compensation and by SFAS No. 123 Accounting for Stock-Based Compensation.  The Company has not yet determined what impact, if any, the adoption of SFAS No. 123R will have on the consolidated financial statements; however, as discussed in Note 3 to the unaudited consolidated financial statements, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the retroactive transitional provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  As a result, the Company has been recording stock-based compensation expense for all employee stock awards that were granted or modified.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions.  SFAS No. 153 amends APB Opinion No. 29 Accounting for Nonmonetary Transactions, by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of the provisions of SFAS No. 153 is not expected to have a material effect on the consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 is intended to improve financial reporting by enhancing the consistency of financial information between periods.  SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors in fiscal years beginning after June 1, 2005.  SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.  The adoption of the provisions of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

3.             STOCK-BASED COMPENSATION

The Company accounts for the fair value of its grants under its stock-based compensation plan in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  The compensation cost that has been charged against income under this plan was approximately $0.5 million and $0.3 million for the three months ended June 30, 2004 and 2005 and $1.2 million and $0.7 million for the six months ended June 30, 2004 and 2005, respectively.

4.             WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three and six months ended June 30, 2004 and 2005, respectively, were as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
	2004	2005	2004	2005

Basic shares outstanding	21,670	21,950	21,669	21,825
Dilutive effect of stock options	1,587	1,127	1,478	1,196
Diluted shares outstanding	23,257	23,077	23,147	23,021

5.             BUSINESS ACQUISITIONS

On January 11, 2005, a newly formed wholly-owned subsidiary of LESC, New England Acquisition, LLC, a Delaware limited liability company, acquired New England Technical Institute (“NETI”) in New Britain, Hamden, Shelton and Cromwell, Connecticut for approximately $19.9 million, net of cash acquired.  The post acquisition consolidated financial statements include the results of operations of NETI from the acquisition date.  The purchase price has been allocated to NETI’s identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill pending managements’ final valuation of the fair value of the net assets acquired as of the acquisition date.  Intangible assets acquired, included in other assets in the accompanying consolidated balance sheet, include curriculum of $0.7 million which is being amortized over a ten year period from the date of acquisition, student contracts of $0.7 million which are being amortized over a 15 month period from the date of acquisition and trade name of $0.6 million which is not subject to amortization.  Upon consummation of the acquisition $1.3 million was allocated to non-compete agreements which are no longer considered to have any value.  The Company does not expect any material changes in the purchase price allocation upon completion of the final valuation.  Intangible asset amortization expense for the three and six months ended June 30, 2005 was $0.1 million and $0.3 million, respectively.  Goodwill of approximately $18.5 million, which is deductible for tax purposes, is also not subject to amortization.  The following table summarizes the estimated fair value of assets acquired and liabilities assumed at January 11, 2005, the date of acquisition.

Property, equipment and facilities	$1,000
Goodwill and intangible assets	20,495
Current assets, excluding cash acquired	1,930
Current liabilities	(3,548)
Cost of acquisition, net of cash acquired	$19,877

The following unaudited pro forma results of operations for the six months ended June 30, 2004 and 2005, assumes that the acquisition of NETI occurred at the beginning of the year preceding the year of acquisition.  The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

	June 30,	June 30,
	2004	2005
	(unaudited)
Pro forma revenues	$125,862	$139,383
Pro forma net income	$2,618	$815

Earnings per share – basic – pro forma	$0.12	$0.04
Earnings per share – diluted – pro forma	$0.11	$0.04

6.             GOODWILL AND OTHER INTANGIBLES

The Company accounts for its intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  The Company reviews intangible assets with an indefinite useful life for impairment when indicators of impairment exist, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Amortization of intangible assets for the three months ended June 30, 2004 and 2005 was approximately $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2004 and 2005 was approximately $0.2 million and $0.3 million, respectively.

Changes in the carrying amount of goodwill during the year ended December 31, 2004 and six months ended June 30, 2005 were as follows:

Goodwill balance as of December 31, 2004	$32,802
Goodwill acquired pursuant to business acquisition	18,545
Goodwill balance as of June 30, 2005	$51,347

Intangible assets, which are included in other assets in the accompanying consolidated balance sheet, consisted of the following:

	At December 31, 2004		At June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (years)
Student contracts	$950	$928	$1,600	$1,196	1
Trade name	810	—	1,410	—	Indefinite
Curriculum	—	—	700	33	10
Non-compete	1	1	1	1	1
Total	$1,761	$929	$3,711	$1,230	N/A

7.             OTHER ACCOUNTS RECEIVABLE

Other accounts receivable represents a receivable due from the previous owners of New England Technical Institute, Inc. resulting from purchase price adjustments in the closing balance sheet as stipulated in the asset purchase agreement.  These amounts are expected to be received prior to year-end.

8.             LONG-TERM DEBT

On February 15, 2005, the Company entered into a new credit agreement with a syndicate of banks led by its existing lender.  Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit, up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.  As a result of this new credit agreement, the Company wrote off as a component of interest expense approximately $0.4 million of unamortized deferred finance costs under the old credit agreement in the three months ended March 31, 2005.  The Company incurred approximately $0.8 million of deferred finance costs under the new agreement.

The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock.  Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  In addition to paying interest on outstanding principal under the credit agreement, the Company and its subsidiaries are required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined.  In connection with the public offering discussed in Note 9, the Company repaid the outstanding loan balance of $31.0 million.

9.             EQUITY

On June 28, 2005, the Company sold 3.0 million shares of common stock in an initial public offering for approximately $53.1 million in net cash proceeds, after deducting underwriting commissions and offering expenses of approximately $6.9 million.  A portion of the $53.1 million in net proceeds received from the sale of common stock was used to repay all the outstanding indebtedness under the credit facility discussed in Note 8, totaling $31.0 million.

On June 23, 2005, the Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation increased the number of authorized common shares from 50.0 million shares to 100.0 million shares and increased the number of authorized preferred shares from 0 shares to 10.0 million shares of preferred stock.

10.          INCOME TAXES

The effective tax rate for the second quarter and first six months of 2005 was 40.8% and 41.3%, respectively.  The effective rate for the second quarter and first six months of 2004 was 39.9% and 41.5%, respectively.

11.          RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise the Company in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets.  Hart Capital LLC is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of the Company.  Steven Hart, the President of Hart Capital LLC, sits on the Company’s board of directors. The Company paid Hart Capital LLC a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers.  Pursuant to the agreement, however, the Company may have future obligations to make certain payments to Hart Capital LLC with respect to acquisition opportunities identified for the Company by Hart Capital LLC prior to the termination of the agreement, if the Company consummates any acquisition opportunities previously identified for the Company within the twelve months following the termination of the agreement.  In accordance with the agreement, the Company paid Hart Capital LLC approximately $0.04 million and $0.01 million for the three months ended June 30, 2004 and 2005, respectively, and $0.3 million, and $0.3 million for the six months ended June 30, 2004 and 2005, respectively.  In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, the Company paid Hart Capital LLC $0.3 million for its services.

In 2003, the Company entered into a management service agreement with its majority stockholder, Stonington Partners.  In accordance with this agreement the Company pays Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services.  Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements.  The Company paid Stonington Partners $0.75 million in January 2004 and 2005.  Fees paid to Stonington Partners were amortized over a twelve month period.  This agreement terminated by its terms upon the Company’s completion of its initial public offering.  Selling, general and administrative expenses for the three months ended June 30, 2005 include a $0.4 million charge resulting from the write-off of the remaining unamortized fees.

During 2002, the Company advanced certain members of senior management approximately $0.4 million in connection with their purchase of Company Stock.  These notes have been reflected as a reduction in stockholders’ equity.  In the first quarter of 2005 the remainder of these loans was repaid.

12.          COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters—The Company has been named as a defendant in actions resulting from the normal course of operations.  Based, in part, on the opinion of counsel, management believes that the resolution of these matters will not have a material effect on its financial position, results of operations and cash flows.

13.          SUBSEQUENT EVENT

On July 18, 2005, the underwriters of the initial public offering, discussed in Note 9, exercised a portion of their over-allotment option resulting in the Company’s sale on July 22, 2005 of 177,425 shares of common stock and net proceeds to the Company of $3.3 million.

******

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

These interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2004.

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education.  We offer recent high school graduates and working adults degree and diploma programs in four areas of study:  automotive technology, allied health, skilled trades, and business and information technology.  As of June 30, 2005, we enrolled 16,664 students at our 32 campuses across 15 states.  Our campuses primarily attract students from their local communities and surrounding areas, although our four destination schools attract students from across the United States, and in some cases, from abroad.  We continue to expand our product offering.  In the second quarter of 2005 we received approval to offer our new medical coding and billing program at thirteen of our campuses.  Also during the quarter three more of our campuses were approved to offer associate degrees, bringing our total number of degree granting campuses to 16.  We completed a 14,000 square foot addition to our Marietta, Georgia campus in June 2005 which enables us to offer a new program, Electronic Systems Technician, as well as additional capacity for allied health programs.

Critical Accounting Policies and Estimates

Our discussions of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America, or GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, income taxes and certain accruals.  Actual results could differ from those estimates.  The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies.  We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions and judgment in the preparation of our consolidated financial statements.

Revenue recognition.  Revenues are derived primarily from programs taught at our schools.  Tuition revenues and one-time fees, such as nonrefundable application fees, and course material fees are recognized on a straight-line basis over the length of the applicable program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded.  Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.  Other revenues, such as textbook sales, tool sales and contract training revenues are recognized as services are performed or goods are delivered.  On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition.

Allowance for uncollectible accounts.  Based upon experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables.  We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts.  In establishing our allowance for uncollectible accounts, we consider, among other things, a student’s status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments, and overall collection history.  Changes in trends in any of these areas may impact the allowance for uncollectible accounts.  The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history.  Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Our bad debt expense as a percentage of revenue for the three months ended June 30, 2004 and 2005 and six months ended June 30, 2004 and 2005 was 3.5%, 3.6%, 3.3% and 3.4%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.

Because a substantial portion of our revenue is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on the realizability of our receivables.

Goodwill.  We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, we test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value.  Impairment may result, from among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances.  If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.  In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets.  Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

Utilizing the market experience of our principal stockholders and management, we believe that the most appropriate determination of fair value for each reporting unit is a market approach, which takes into consideration peer company multiples of revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA, discounted for lack of marketability.  Under this approach we utilized a 20% discount factor, which was deemed reasonable by management, to peer company multiples to determine the valuation of our reporting units.  Various factors, including changes in revenues, earnings and market trends, among others, could affect the valuation of our reporting units.  If any factor or combination of factors were to cause the valuation of any reporting unit to be reduced by as much as 50%, it would not result in any impairment in accordance with SFAS No. 142.

Stock-based compensation.  We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2004, we elected to change our accounting policies from the use of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation” to the fair value-based method of accounting for options.

We value the exercise price of options issued to employees using a market based approach.  This approach takes into consideration the value ascribed to our competitors by the market.  In determining the fair value of an option at the time of grant, we review contemporaneous information about our peers, which includes a variety of market multiples, including, but not limited to, revenue, EBITDA, net income, historical growth rates and market/industry focus.  During 2004, the value we ascribed to stock options granted was based upon our anticipated initial public offering as well as discussions with our investment advisors.  Due to the number of peer companies in our sector, we believe using public company comparisons provides a better indication of how the market values companies in the for-profit post secondary education sector.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which eliminated the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock-Based Compensation” and by SFAS No. 123.  We have not yet determined what impact, if any, adoption of SFAS No. 123R will have on the consolidated financial statements; however, we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the retroactive transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  As a result, we have been recording stock-based compensation expense for all employee stock awards that were granted or modified.

Effect of Inflation

Inflation has not had a material effect on our operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Based Compensation and by SFAS No. 123 Accounting for Stock-Based Compensation.  We have not yet determined what impact, if any, the adoption of SFAS No. 123R will have on our consolidated financial statements; however, discussed in Note 3 to the unaudited consolidated financial statements, included in this report, we have adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the retroactive transitional provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  As a result, we have been recording stock-based compensation expense for all employee stock awards that were granted or modified.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions.  SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of the provisions of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 is intended to improve financial reporting by enhancing the consistency of financial information between periods.  Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors in fiscal years beginning after June 1, 2005.  SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.  The adoption of the provisions of SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	40.9%	43.3%	40.7%	42.2%
Selling, general and administrative	55.0%	55.5%	54.2%	55.4%
Loss on sale of assets	0.5%	0.0%	0.3%	0.0%
Total costs and expenses	96.4%	98.8%	95.2%	97.6%
Operating income	3.6%	1.2%	4.8%	2.4%
Interest expense, net	(1.1)%	(1.1)%	(1.2)%	(1.4)%
Income before income taxes	2.5%	0.1%	3.6%	1.0%
Provision for income taxes	1.0%	0.0%	1.5%	0.4%
Net income	1.5%	0.1%	2.1%	0.6%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues.  Our revenues for the three months ended June 30, 2005 were $68.2 million, representing an increase of $9.0 million, or 15.3%, as compared to revenues of $59.2 million for the three months ended June 30, 2004.  Of this increase, approximately $3.8 million, or 6.4%, was the result of our acquisition of New England Technical Institute on January 11, 2005, while the remainder of the increase was primarily due to a 3.6% increase in the average undergraduate full-time student enrollment, which increased to 15,789, exclusive of NETI, for the three months ended June 30, 2005 as compared to 15,247 for the three months ended June 30, 2004, and from tuition increases, which averaged between 2% to 5% annually depending on the program.

Educational services and facilities expenses.  Our educational services and facilities expenses for the three months ended June 30, 2005 were $29.6 million, representing an increase of $5.3 million, or 22.0%, as compared to educational services and facilities expenses of $24.2 million for the three months ended June 30, 2004.  The acquisition of New England Technical Institute on January 11, 2005 resulted in $2.4 million of this increase.  In addition, instructional expenses increased by $1.3 million over the comparable period in the prior year primarily due to increased compensation and benefits, related to current and anticipated higher average student enrollments, which start in the second half of the fiscal year and required additional educational and operations personnel and the gear up for anticipated growth expected in the second half of the year.  The increase in average population for the period also resulted in an increase of books and tools expense of approximately $0.6 million over the comparable period in prior year.  Additionally, for the three months ended June 30, 2005, facilities expenses increased by approximately $0.9 million as compared to the three months ended June 30, 2004 due to rent on our new Queens, New York facility in 2005, our expanded campus facilities in Lincoln, Rhode Island and Marietta, Georgia during the later part of 2004 and as a result of our expanded corporate facilities in February 2005.  Educational services and facilities expenses as a percentage of revenues increased to 43.3% for the three months ended June 30, 2005 from 40.9% for the three months ended June 30, 2004.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the three months ended June 30, 2005 were $37.9 million, an increase of $5.3 million, or 16.4%, as compared to selling, general and administrative expenses of $32.5 million for the three months ended June 30, 2004.  Approximately $1.4 million or 4.4% of the increase was due to the acquisition of New England Technical Institute.  The remainder of the increase was due to (1) a $0.4 million or 2.1% increase in administrative costs, (2) a 29.1% increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment, (3) an 18.7% increase in sales expenses primarily attributable to additional compensation and benefit expenses related to additional sales representatives, and (4) a 22.3% increase in student services expenses as a result of our 3.4% increase in average student enrollment as well as a $0.2 million increase in bus services for our students.  The $0.4 million increase in administrative costs was primarily due to (1) a one-time charge of $0.4 million related to the write-off of prepaid management fees resulting from the termination of our management fee agreement with our principal shareholders, (2) an increase of $0.3 million over the prior year period associated with expenses incurred to roll out a new student software and management reporting system at some of our schools and (3) an annual increase in compensation and benefits, offset by a decrease of $1.4 million due to the one-time charge in the second quarter of the previous year of the write-off of deferred offering costs due to a delay in filing the registration statement for our initial public offering.

Selling, general and administrative expenses as a percentage of revenue increased to 55.5% for the three months ended June 30, 2005 from 55.0% for the three months ended June 30, 2004.

Interest expense.  Our interest expense for the three months ended June 30, 2005 was $0.8 million representing an increase of $0.1 million or 7.5% from $0.7 million for the three months ended June 30, 2004.  This increase was primarily due to an increase in the average debt balance outstanding under our previous credit agreement as a result of our acquisition of New England Technical Institute.

Income taxes.  Our provision for income taxes for the three months ended June 30, 2005 was $0.03 million, or 40.8% of pretax income, compared to a $0.6 million, or 39.9% of pretax income, for the three months ended June 30, 2004.  The higher effective tax rate for the three months ended June 30, 2005 is primarily attributable to our accruing for income taxes based upon our expected effective tax rate for the year ending December 31, 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues.  Our revenues for the six months ended June 30, 2005 were $139.1 million, representing an increase of $20.3 million, or 17.1%, as compared to revenues of $118.8 million for the six months ended June 30, 2004.  Of this increase, approximately $7.2 million, or 6.1%, was the result of our acquisition of New England Technical Institute on January 11, 2005, while the remainder of the increase was primarily due to a 6.2% increase in the average undergraduate full-time student enrollment, which increased to 16,276, exclusive of NETI, for the six months ended June 30, 2005 as compared to 15,332 for the six months ended June 30, 2004, and from tuition increases, which averaged between 2% to 5% annually depending on the program.

Educational services and facilities expenses.  Our educational services and facilities expenses for the six months ended June 30, 2005 were $58.6 million, representing an increase of $10.2 million, or 21.2%, as compared to educational services and facilities expenses of $48.4 million for the six months ended June 30, 2004.  The acquisition of New England Technical Institute on January 11, 2005 resulted in $4.7 million of this increase.  In addition, instructional expenses increased $3.2 million over the comparable period in the prior year primarily due to increased compensation and benefits related to current and anticipated higher average student enrollments, which required additional educational and operations personnel and the gear up for anticipated growth expected in the second half of the year.  The increase in average population for the period also resulted in an increase of books and tools expense of approximately $0.6 million over the comparable period in prior year.  Additionally, for the six months ended June 30, 2005, facilities expense increased by approximately $1.3 million as compared to the six months ended June 30, 2004 due to rent on our new Queens, New York facility in 2005 and as a result of our expanded campus facilities in Lincoln, Rhode Island and Marietta, Georgia during the later part of 2004 and our expanded corporate facilities in February 2005.  Educational services and facilities expenses as a percentage of revenues increased to 42.2% for the six months ended June 30, 2005 from 40.7% for the six months ended June 30, 2004.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the six months ended June 30, 2005 was $77.1 million, an increase of $12.8 million, or 20.0%, as compared to selling, general and administrative expenses of $64.3 million for the six months ended June 30, 2004.  Approximately $2.5 million or 3.9% of the increase was due to the acquisition of New England Technical Institute.  The remainder of the increase was due to (1) a $3.0 million or 8.8% increase in administrative costs, (2) a 32.1% increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment, (3) an 18.7% increase in sales expenses primarily attributable to additional compensation and benefit expenses related to additional sales representatives, and (4) a 19.4% increase in student services expenses as a result of our 6.0% increase in average student enrollment as well as a $0.4 million increase in bus services for our students.  The $3.0 million increase in administrative costs was primarily due to (1) a one-time charge of $0.4 million related to the write-off of prepaid management fees resulting from the termination of our management fee agreement with our principal shareholders, (2) an increase of $0.9 million over the prior year period associated with expenses incurred to roll out a new student software and management reporting system at some of our schools, (3) an increase of approximately $0.6 million in bad debt expense due to the approximately $20.3 million increase in revenue and (4) an annual increase in compensation and benefits offset by a decrease of $2.0 million due to the one-time charge in the first and second quarters of the previous year of the write-off of deferred offering costs due to a delay in filing the registration statement for our initial public offering.

Selling, general and administrative expenses as a percentage of revenue increased to 55.5% for the six months ended June 30, 2005 from 54.1% for the six months ended June 30, 2004.

Interest expense.  Our interest expense for the six months ended June 30, 2005 was $2.0 million representing an increase of $0.4 million or 26.1% from $1.6 million for the six months ended June 30, 2004.  This increase was primarily due to the write-off of deferred financing costs related to our old credit agreement.

Income taxes.  Our provision for income taxes for the six months ended June 30, 2005 was $0.6 million, or 41.3% of pretax income, compared to $1.8 million, or 41.5% of pretax income, for the six months ended June 30, 2004.  The lower effective tax rate for the three months ended June 30, 2005 is primarily attributable to our accruing for income taxes based upon our expected effective tax rate for the year ending December 31, 2005.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.  The following chart summarizes the principal elements of our cash flow for the six months ended June 30, 2004 and 2005:

Cash Flow Summary

	Six Months Ended June 30,
	2004	2005
	(dollars in thousands)
Net cash provided by (used in) operating activities	$3,349	$(1,695)
Net cash used in investing activities:
Capital expenditures	(12,835)	(6,566)
Acquisitions of a business, net of cash acquired	(14,341)	(19,877)
Total net cash used in investing activities	(27,176)	(26,443)
Net cash provided by (used in) financing activities	$(2,975)	$16,815

Operating Activities

As of June 30, 2005, we had cash and cash equivalents of $30.1 million, compared to cash and cash equivalents of $41.4 million as of December 31, 2004.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit agreement and cash generated from operations.  Management currently anticipates that we will be able to meet both our short-term cash needs, as well as our needs to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement.  As of June 30, 2005, we had borrowings available under our credit agreement of approximately $95.7 million, including a $4.3 million sub-limit on letters of credit.

Our primary source of cash is tuition collected from our students.  Our students fund their tuition payments from a variety of sources including Title IV Programs, federal and state grants, private loans and their personal resources.  The significant majority of students’ tuition payments are derived from Title IV Programs.  Students must apply for a new loan for each academic period.  Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year.  The first disbursement is usually received approximately 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year.  Certain types of grants and other funding are not subject to a 30-day delay.  Our programs range from 30 to 84 weeks and may cover one or two academic years.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded and the amount of the refund varies by state.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses.  The largest of these programs are Title IV Programs which represented approximately 81% of our cash receipts relating to revenues in 2004.  As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business.  Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Net cash provided by or used in operating activities is attributable primarily to net income adjusted for depreciation and amortization, non cash expenses and changes in working capital items.

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $3.3 million for the six months ended June 30, 2004.  The $5.0 million change was primarily due to the increase in accounts payable for the six months ended June 30, 2005 being $3.0 million less than the corresponding increase in the comparable preceding period and a $5.8 million increase in unearned tuition offset by decreases in income taxes payable of $5.4 million.  The remaining difference resulted from changes in other working capital items including bad debt expense and other assets.

Investing Activities

We currently lease almost all of our campuses.  As we execute our growth strategy, strategic acquisitions of campuses may be considered.  In addition, although our current growth strategy is to continue our internal growth, strategic acquisitions of operations would be considered.  To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Our credit agreement also restricts the amount of capital expenditures we may make to $35 million for any of the four fiscal quarterly periods ending March 31, 2005, June 30, 2005, September 30, 2005 or December 31, 2005.  Management does not believe that this capital expenditure limit in 2005 will have any material impact on our operations.

Our cash used in investing activities is primarily related to the purchase of property and equipment and in acquiring schools.  Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology and in operating systems.  On January 11, 2005, we acquired NETI for approximately $19.9 million in cash.

Net cash used in investing activities decreased $0.7 million from $27.2 million for the six months ended June 30, 2004 to $26.4 million for the six months ended June 30, 2005.  This decrease is primarily attributable to a decrease in capital expenditures of $6.3 million offset by an increase in cash used in acquisitions of $5.5 million in connection with the acquisition of New England Technical Institute.  Under the terms of our credit agreement, we may not make more than $35.0 million in capital expenditures payments in each fiscal quarter in 2005.

Capital expenditures are expected to increase as we upgrade and expand current equipment and facilities or open new facilities to meet increased student enrollments.  We opened a new 126,000 square foot automotive school in Indianapolis, Indiana in the second quarter of 2004, and a new 40,000 square foot allied health and information technology school in Lincoln, Rhode Island in October 2004 and added 14,000 square feet to our school in Marietta, Georgia in May 2005.  We also took possession of our new 48,000 square foot Queens, New York automotive campus in the first quarter of 2005 with an expected opening date in the first quarter of 2006.  Additionally, we are evaluating several other expansion opportunities.  We anticipate capital expenditures relative to our mature locations to be approximately 8% to 10% of revenues.  We expect to be able to fund these capital expenditures with cash generated from operating activities.

Financing Activities

Net cash provided by financing activities was $16.8 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $3.0 million for the six months ended June 30, 2004.  This increase is attributable to the $53.1 million of net cash received from our initial public offering in June 2005, offset by the repayment of our debt of $35.7 million during the first half of 2005.

On February 15, 2005, we entered into a new credit agreement with a syndicate of banks led by our existing lender.  Under the terms of the agreement, the syndicate provided us with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit, up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.  As a result of this new credit agreement, we wrote off as a component of interest expense approximately $0.4 million of unamortized deferred finance costs under our old credit agreement in the three months ended March 31, 2005.  We incurred approximately $0.8 million of deferred finance costs under the new agreement.

The following table sets forth our long-term debt for the periods indicated:

	Year Ended December 31,	Six Months Ended June 30,
	2004	2005

Credit agreement	$35,750	$—
Automobile loans	113	97
Finance obligation	9,672	9,672
Capital leases—computers (with rates ranging from 6.97% to 19.9%)	1,294	1,153
Subtotal	46,829	10,922
Less current maturities	(5,311)	(317)
	$41,518	$10,605

Contractual Obligations

Long-Term Debt.  As of June 30, 2005, our long-term debt consisted entirely of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2005, measured from the end of our fiscal year, December 31, 2004:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Capital leases (including interest)	$1,412	$368	$492	$355	$197
Operating leases	127,450	14,195	27,979	24,667	60,609
Finance obligation	14,578	1,258	2,517	2,517	8,286
Automobile Loans (including interest)	102	36	62	4	—
Total contractual cash obligations	$143,542	$15,857	$31,050	$27,543	$69,092

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2005.

Related Party Transactions

We had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise us in identifying acquisition and merger targets and to assist with the due diligence reviews of and negotiations with these targets.  Hart Capital LLC is the managing member of Five Mile River Capital Partners LLC, which is our second largest stockholder.  Steven Hart, the President of Hart Capital LLC, sits on our board of directors. We paid Hart Capital LLC a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers.  In accordance with the agreement, we paid Hart Capital LLC approximately $0.04 million and $0.01 million for the three months ended June 30, 2004 and 2005 and $0.3 million, and $0.3 million for the six months ended June 30, 2004 and 2005, respectively.  Pursuant to the agreement, however, we may have future obligations to make certain payments to Hart Capital LLC with respect to acquisition opportunities identified for us by Hart Capital LLC prior to the termination of the agreement, if we consummate any acquisition opportunities previously identified for us within the twelve months following the termination of the agreement.  Accordingly, in connection with the consummation of the NETI acquisition, which closed on January 11, 2005, we paid Hart Capital LLC $0.3 million for its services.

In 2003, we entered into a management service agreement with our majority stockholder, Stonington Partners.  In accordance with this agreement we paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services.  Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements.  We paid Stonington Partners $0.75 million in January 2004 and 2005.  Fees paid to Stonington Partners were amortized over a twelve month period.  This agreement terminated by its terms upon our completion of an initial public offering.  Selling, general and administrative expenses for the three months ended June 30, 2005 includes a $0.4 million charge resulting from the write-off of the remaining unamortized fees.

During 2002, we advanced certain members of senior management approximately $0.4 million in connection with their purchase of shares of our common stock.  These advances have been reflected as a reduction in stockholders’ equity.  In the first quarter of 2005 the remainder of these loans was repaid.

Seasonality and Trends

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population.  Student population varies as a result of new student enrollments, graduations and student attrition.  Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year.  Our expenses, however, do not vary significantly with changes in our student population and net revenues.  During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis.  We expect quarterly fluctuation in operating results to continue as a result of seasonal enrollment patterns.  Such patterns may change however, as a result of new school openings, new program introductions, increased enrollments of adult students or acquisitions.

Operating income is negatively impacted during the initial start-up phase of new campus expansions.  We incur sales and marketing costs as well as campus personnel costs in advance of the campus facility opening.  Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the nine-month period prior to a campus opening.  During the current year, we initiated expansion efforts for one new campus, located in Queens, New York, which is scheduled to open in the first quarter of 2006.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to interest rate changes.  However, as a result of completing our initial public offering, we have been able to repay in full our line of credit leaving only miscellaneous capital equipment leases, which are not material.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business or financial condition.

Since May 2002, we have been involved in litigation brought by two former employees acting as “relators” under the qui tam provisions of the federal False Claims Act, 31 U.S.C. §§ 3729-33 (FCA). The relators have alleged that we violated Title IV Program requirements that prohibit the payment of commissions, bonuses or other incentive payments to admissions and recruitment personnel based upon their success in securing enrollments, and that our participation in the federal student aid programs under these circumstances constituted actionable “false claims” within the meaning of federal law. The relators are pursuing the litigation against us on their own, without the involvement or support of the U.S. Department of Justice, which had given notice, after investigation, of its intention not to participate in the case. On September 3, 2003, after full briefing of the issues by the parties, the district court granted our motion and dismissed the entire action, with prejudice. The relators appealed the ruling to the United States Court of Appeals for the Fifth Circuit, which affirmed the District Court’s dismissal of the case on October 15, 2004. The relators subsequently served upon us a petition for a Writ of Certiorari with the Supreme Court of the United States and the petition was docketed in the Supreme Court on March 10, 2005. The Supreme Court denied the writ on May 16, 2005.  On June 10, 2005, the relators submitted a petition for rehearing with the Supreme Court. We would vigorously defend the rulings of the District Court and the Fifth Circuit if the Supreme Court reversed its prior decision of May 16, 2005 and granted the writ.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

We completed our initial public offering of 4,000,000 shares of our common stock on June 28, 2005.  The offer and sale of these shares were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-123644), which was declared effective by the Securities and Exchange Commission on June 22, 2005.  The managing underwriters of this offering were Merrill Lynch, Pierce, Finner & Smith Incorporated, Banc of America Securities LLC, Lehman Brothers Inc., Harris Nesbitt Corp., Jeffries & Company, Inc. and Robert W. Baird & Co. Incorporated.  In this offering, we sold an aggregate of 3,000,000 shares of our common stock and selling stockholders sold 1,000,000 shares for their own accounts.  We received $53.1 million in net proceeds for the sale of 3,000,000 shares, based on our initial public offering price of $20.00 per share, after deducting the underwriting discounts and commissions and the estimated offering expenses payable by us.   We received none of the proceeds from the 1,000,000 shares that were sold by the selling stockholders.

In addition, we granted the underwriters the right to purchase up to an additional 600,000 shares at the initial public offering price to cover over-allotments.   On July 18, 2005, the underwriters exercised their over-allotment option and purchased 177,425 shares on July 22, 2005.  The net proceeds to us from the exercise of the underwriters’ over-allotment option were approximately $3.3 million, after deducting the underwriting discounts and commissions and the estimated offering expenses payable by us.

We used the net proceeds from the initial public offering and the exercise of the underwriters’ over-allotment option to repay all amounts outstanding under our credit agreement and intend to use the remainder for working capital and general corporate purposes.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 8, 2005, we sent a written consent to certain of our stockholders requesting approval of the following matters in connection with our initial public offering: (1) our amended and restated certificate of incorporation; (2) our amended and restated by-laws; (3) our 2005 Long-Term Incentive Plan; (4) our 2005 Deferred Compensation Plan; and (5) our 2005 Non-Employee Directors Restricted Stock Plan.  All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 5-6(2) of the New Jersey Business Corporation Act.  A total of 21,297,600 shares out of our 21,710,985 shares issued and outstanding voted in favor of these matters.

Item 6.  EXHIBITS

1.1           Underwriting Agreement, among the Company, certain selling stockholders of the Company named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Lehman Brothers Inc., Harris Nesbitt Corp., Jefferies & Company, Inc. and Robert W. Baird & Co. Incorporated and Barrington Research Associates, Inc., as underwriters (1).

3.1           Amended and Restated By-laws of the Company (1).

4.7           Registration Rights Agreement between the Company and Back to School Acquisition, L.L.C. (1)

10.13       Stockholders Agreement among the Company, Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity
Trust (1).

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to the Registrant’s Form 8-K dated June 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2005

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Principal Accounting and Financial Officer)