Form 10-Q
period 2005-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2005-11-14
CIK 1286613

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


--------------------------------------------------------------------------------

                        Commission File Number 000-51371

--------------------------------------------------------------------------------

                    LINCOLN EDUCATIONAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                New Jersey                               57-1150621
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


                         200 Executive Drive, Suite 340
                              West Orange, NJ 07052
                    (Address of principal executive offices)

                                 (973) 736-9340
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 9, 2005, there were 25,154,390 shares of the registrant's common stock outstanding.




--------------------------------------------------------------------------------

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDING SEPTEMBER 30, 2005


PART I. FINANCIAL INFORMATION
------- ---------------------
Item 1. Financial Statements
------- --------------------
         Condensed Consolidated Balance Sheets at September 30, 2005 and
         ---------------------------------------------------------------
         December 31, 2004 (unaudited)
         -----------------------------
         Condensed Consolidated Statements of Income for the three and nine
         ------------------------------------------------------------------
         months ended September 30, 2005 and 2004 (unaudited)
         ----------------------------------------------------
         Condensed Consolidated Statements of Changes in Stockholders' Equity
         --------------------------------------------------------------------
         for the nine months ended September 30, 2005 (unaudited)
         --------------------------------------------------------
         Condensed Consolidated Statement of Cash Flows for the nine months
         ------------------------------------------------------------------
         ended September 30, 2005 and 2004 (unaudited)
         ---------------------------------------------
         Notes to Unaudited Condensed Consolidated Financial Statements
         --------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------
Item 4.  Controls and Procedures
-------  -----------------------
PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings
-------  -----------------
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------
Item 6.  Exhibits
-------  --------


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                                  September 30,     December 31,
                                                                                                      2005               2004
                                                                                                 ----------------  -----------------
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                                        $        44,695   $         41,445
Accounts receivable, less allowance of $8,347 and $7,023 at September 30, 2005 and December
31, 2004, respectively                                                                                    15,211             12,820
Inventories                                                                                                1,987              1,664
Assets held for sale                                                                                          --                893
Deferred income taxes                                                                                      4,816              4,509
Prepaid expenses and other current assets                                                                  2,032              2,893
Prepaid income taxes                                                                                         899                 --
Other accounts receivable                                                                                     76                 --
                                                                                                 ----------------  -----------------
Total current assets                                                                                      69,716             64,224
                                                                                                 ----------------  -----------------

PROPERTY, EQUIPMENT AND FACILITIES--At cost, net of accumulated depreciation and                          59,578             55,149
amortization                                                                                     ----------------  -----------------

OTHER ASSETS:
Deferred finance charges                                                                                   1,263                943
Prepaid pension cost                                                                                       4,852              4,820
Deferred income taxes                                                                                      2,201              2,166
Goodwill                                                                                                  51,253             32,802
Other assets                                                                                               3,631              2,625
                                                                                                 ----------------  -----------------
Total other assets                                                                                        63,200             43,356
                                                                                                 ----------------  -----------------
TOTAL                                                                                             $      192,494    $       162,729
                                                                                                 ----------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations                                           $          311    $         5,311
Unearned tuition                                                                                          30,439             31,185
Accounts payable                                                                                          11,992             10,664
Accrued expenses                                                                                          12,172             12,147
Advance payments of federal funds                                                                             94                330
Income taxes payable                                                                                          --                 17
                                                                                                 ----------------  -----------------
Total current liabilities                                                                                 55,008             59,654
                                                                                                 ----------------  -----------------
COMMITMENTS AND CONTINGENCIES
NONCURRENT LIABILITIES

Long-term debt and lease obligations, net of current portion                                              10,534             41,518
Other long-term liabilities                                                                                3,667              3,471
                                                                                                 ----------------  -----------------
Total liabilities                                                                                         69,209            104,643
                                                                                                 ----------------  -----------------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value--10,000,000 shares authorized, no shares issued and outstanding
at September 30, 2005 and no shares authorized, issued and outstanding at December 31, 2004                   --                 --
Common stock, no par value--authorized 100,000,000 shares at September 30, 2005 and
50,000,000 shares authorized at December 31, 2004, issued and outstanding 25,143,740 shares
at September 30, 2005 and 21,698,785 shares at December 31, 2004                                         119,446             62,482
Additional paid-in capital                                                                                 5,017              3,262
Accumulated deficit                                                                                       (1,178)            (7,477)
Less loan receivable from stockholders                                                                        --               (181)
                                                                                                 ----------------  -----------------
Total stockholders' equity                                                                               123,285             58,086
                                                                                                 ----------------  -----------------
TOTAL                                                                                            $       192,494   $        162,729
                                                                                                 ----------------  -----------------

       See notes to unaudited condensed consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                   --------------------------------- -------------------------------
                                                                       2005              2004            2005             2004
                                                                   --------------  ----------------- --------------  ---------------
REVENUES                                                           $      78,352   $         69,159  $     217,457   $      187,934
                                                                   --------------  ----------------- --------------  ---------------
COSTS AND EXPENSES:
Educational services and facilities                                       32,514             27,666         91,158           76,060
Selling, general and administrative                                       37,943             33,237        115,091           97,550
Loss (gain) on sale of assets                                                (3)                 --            (3)              323
                                                                   --------------  ----------------- --------------  ---------------
Total costs and expenses                                                  70,454             60,903        206,246          173,933
                                                                   --------------  ----------------- --------------  ---------------
OPERATING INCOME                                                           7,898              8,256         11,211           14,001
INTEREST INCOME                                                              278                 32            308               66
INTEREST EXPENSE                                                            (472)              (771)        (2,429)          (2,323)
OTHER INCOME                                                                 243                 36            243               42
                                                                   --------------  ----------------- --------------  ---------------
INCOME BEFORE INCOME TAXES                                                 7,947              7,553          9,333           11,786
PROVISION FOR INCOME TAXES                                                 2,462              3,160          3,034            4,915
                                                                   --------------  ----------------- --------------  ---------------
NET INCOME                                                         $       5,485   $          4,393  $       6,299   $        6,871
                                                                   --------------  ----------------- --------------  ---------------
Earnings per share--basic:
Net income available to common shareholders                        $        0.22   $           0.20  $        0.27   $         0.32
                                                                   --------------  ----------------- --------------  ---------------
Earnings per share--diluted:
Net income available to common shareholders                        $        0.21   $           0.19  $        0.26   $         0.30
                                                                   --------------  ----------------- --------------  ---------------
Weighted average number of common share outstanding:
Basic                                                                     25,037             21,672         22,908           21,670
                                                                   --------------  ----------------- --------------  ---------------
Diluted                                                                   25,992             23,147         24,011           23,147
                                                                   --------------  ----------------- --------------  ---------------


       See notes to unaudited condensed consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (In thousands)
                                   (Unaudited)

                                                                                  Loan
                                                             Additional        Receivable
                                             Common           Paid-in             From          Accumulated
                                             Stock            Capital         Stockholders        Deficit             Total
                                        ----------------- ----------------- ----------------- ----------------- -----------------

BALANCE--December 31, 2004               $         62,482  $      3,262      $        (181)    $      (7,477)    $      58,086
Net income                                             --            --                 --             6,299             6,299
Issuance of common stock, net of
issuance expenses                                  56,343            --                 --                --            56,343
Issuance of restricted stock                           25            --                 --                --                25
Stock-based compensation expense                       --         1,135                 --                --             1,135
Stockholders loan repayment                            --            --                181                --               181
Tax benefit of options exercised                       --           620                 --                --               620
Exercise of stock options                             596            --                 --                --               596
                                        ----------------- ----------------- ----------------- ----------------- -----------------
BALANCE--September 30, 2005              $        119,446  $      5,017      $          --     $      (1,178)    $     123,285
                                        ----------------- ----------------- ----------------- ----------------- -----------------


       See notes to unaudited condensed consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                                  Nine Months Ended September 30,
                                                                                                      2005               2004
                                                                                               -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $          6,299   $         6,871
                                                                                               -----------------  ----------------
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                             9,602             7,764
Amortization of deferred finance charges                                                                    148               287
Write-off of deferred finance costs                                                                         365                --
Deferred income taxes                                                                                      (342)             (416)
Loss (gain) on sale of assets                                                                                (3)              323
Provision for doubtful accounts                                                                           8,055             6,739
Stock-based compensation expense and issuance of restricted stock                                         1,160             1,330
Tax benefit associated with exercise of stock options                                                       620                --
(Increase) decrease in assets, net of acquisitions:
Accounts receivable                                                                                      (9,704)           (9,830)
Inventories                                                                                                (323)             (714)
Prepaid expenses and current assets                                                                         738               103
Other assets                                                                                                510               557
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable                                                                                          1,157             5,742
Other liabilities                                                                                           (40)              (78)
Income taxes payable/prepaid                                                                               (916)           (3,923)
Accrued expenses                                                                                           (503)              891
Unearned tuition                                                                                         (3,594)            2,174
                                                                                               -----------------  ----------------
Total adjustments                                                                                         6,930            10,949
                                                                                               -----------------  ----------------
Net cash provided by operating activities                                                                13,229            17,820
                                                                                               -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                                    (11,527)          (19,556)
Acquisition of a business, net of cash acquired                                                         (18,755)          (14,415)
                                                                                               -----------------  ----------------
Net cash used in investing activities                                                                   (30,282)          (33,971)
                                                                                               -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                                                 31,000               525
Payments on borrowings                                                                                  (66,750)          (19,500)
Payments of deferred finance fees                                                                          (833)               --
Proceeds from exercise of stock options                                                                     596                80
Principal payments under capital lease obligations                                                         (234)             (604)
Proceeds from shareholder loans                                                                             181               251
Proceeds from issuance of common stock, net of issuance costs of $6,956                                  56,343                --
                                                                                               -----------------  ----------------
Net cash provided by (used in) financing activities                                                      20,303           (19,248)
                                                                                               -----------------  ----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                      3,250           (35,399)
CASH AND CASH EQUIVALENTS--Beginning of period                                                           41,445            48,965
                                                                                               -----------------  ----------------
CASH AND CASH EQUIVALENTS--End of period                                                        $        44,695   $        13,566
                                                                                               -----------------  ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                       $          2,002   $         2,178
                                                                                               -----------------  ----------------
Income taxes                                                                                              4,456             9,269
                                                                                               -----------------  ----------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Fair value of assets acquired                                                                  $         22,303   $        14,510
Net cash paid for the acquisitions                                                                      (18,755)          (14,415)
                                                                                               -----------------  ----------------
Liabilities assumed                                                                            $          3,548   $            95
                                                                                               -----------------  ----------------


       See notes to unaudited condensed consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
               (In thousands, except share and per share amounts)
                                   (Unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities--Lincoln Educational Services Corporation and its wholly owned subsidiaries ("LESC" or the "Company") operate trade schools in various locations, which offer technical programs of study in several different specialties.


Basis of Presentation--The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These statements, when read in conjunction with the December 31, 2004 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The unaudited consolidated financial statements as of September 30, 2005 and the consolidated financial statements as of December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, income taxes, benefit plans and certain accruals. Actual results could differ from those estimates.

Reclassifications--Certain 2004 amounts have been reclassified to conform to the current year presentation.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share Based Payment, which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Based Compensation and by SFAS No. 123 Accounting for Stock-Based Compensation. The Company has not yet determined what impact, if any, the adoption of SFAS No. 123R will have on the consolidated financial statements; however, as discussed in Note 3 to the unaudited consolidated financial statements, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the retroactive transitional provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. As a result, the Company has been recording stock-based compensation expense for all employee stock awards that were granted or modified.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 29 Accounting for Nonmonetary Transactions, by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The adoption of the provisions of SFAS No. 154 is not expected to have a material effect on the Company's consolidated financial statements.

3.      STOCK-BASED COMPENSATION

The Company accounts for the fair value of its grants under its stock-based compensation plan in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The compensation cost that has been charged against income under this plan was approximately $0.4 million and $0.1 million for the three months ended September 30, 2005 and 2004 and $1.1 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.

4.      WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three and nine months ended September 30, 2005 and 2004, respectively, were as follows:

                                                Three Months Ending                  Nine Months Ending
                                                   September 30,                       September 30,
                                         ----------------------------------- -----------------------------------
                                              2005               2004              2005              2004
                                         ----------------  ----------------- ----------------- -----------------

Basic shares outstanding                          25,037             21,672            22,908            21,670
Dilutive effect of stock options                     955              1,475             1,103             1,477
                                         ----------------  ----------------- ----------------- -----------------
Diluted shares outstanding                        25,992             23,147            24,011            23,147
                                         ----------------  ----------------- ----------------- -----------------



5.      BUSINESS ACQUISITIONS

On January 11, 2005, a newly formed wholly-owned subsidiary of LESC, New England Acquisition, LLC, a Delaware limited liability company, acquired New England Technical Institute ("NETI") in New Britain, Hamden, Shelton and Cromwell, Connecticut for approximately $18.8 million, net of cash acquired. The post acquisition consolidated financial statements include the results of operations of NETI from the acquisition date. The purchase price has been allocated to NETI's identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Intangible assets acquired, included in other assets in the accompanying consolidated balance sheet, include curriculum of $0.7 million which is being amortized over its useful life of ten years from the date of acquisition, student contracts of $0.8 million which are being amortized over a 15 month period from the date of acquisition and trade name of $0.6 million which is not subject to amortization. Intangible asset amortization expense for the three and nine months ended September 30, 2005 was $0.2 million and $0.5 million, respectively. Goodwill of approximately $18.5 million, which is deductible for tax purposes, is also not subject to amortization. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at January 11, 2005, the date of acquisition.

Property, equipment and facilities                                $     1,000
Goodwill and intangible assets                                         20,521
Current assets, excluding cash acquired                                   782
Current liabilities                                                    (3,548)
                                                                  ------------
Cost of acquisition, net of cash acquired                         $    18,755
                                                                  ------------


The following unaudited pro forma results of operations for the nine months ended September 30, 2005 and 2004, assumes that the acquisition of NETI occurred at the beginning of the year preceding the year of acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

                                                                 September 30,     September 30,
                                                                     2005              2004
                                                               ------------------ ----------------
                                                                          (unaudited)
Pro forma revenues                                             $         217,735  $       199,264
Pro forma net income                                           $           6,300  $         6,653

Earnings per share - basic - pro forma                         $            0.28  $          0.31
Earnings per share - diluted - pro forma                       $            0.26  $          0.29


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

Amortization of intangible assets for the three months ended September 30, 2005 and 2004 was approximately $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2005 and 2004 was approximately $0.5 million and $0.2 million, respectively.

Changes in the carrying amount of goodwill from the year ended December 31, 2004 to the nine months ended September 30, 2005 were as follows:

Goodwill balance as of December 31, 2004                        $      32,802
Goodwill acquired pursuant to business acquisition                     18,451
                                                                --------------
Goodwill balance as of September 30, 2005                       $      51,253
                                                                --------------


Intangible assets, which are included in other assets in the accompanying consolidated balance sheet, consist of the following:


                                               At September 30, 2005                        At December 31, 2004
                                                                     Weighted
                                     Gross                            Average
                                    Carrying      Accumulated       Amortization       Gross Carrying     Accumulated
                                     Amount      Amortization      Period (years)          Amount         Amortization
Purchased student contracts             $1,720         $1,361                    1               $950            $928
Trade name                               1,410            ---           Indefinite                810             ---
Curriculum                                 700             51                   10                ---             ---
Non-compete                                  1              1                    0                  1               1
                                  ------------- ---------------- -------------------- ------------------ ---------------
Total                                   $3,831         $1,413                  N/A             $1,761            $929



7.      LONG-TERM DEBT

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

The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries' common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement). In addition to paying interest on outstanding principal under the credit agreement, the Company and its subsidiaries are required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined. In connection with the public offering discussed in Note 8, the Company repaid the outstanding loan balance of $31.0 million.

8.      EQUITY

On June 28, 2005, the Company sold 3.0 million shares of common stock in an initial public offering for approximately $53.1 million in net cash proceeds, after deducting underwriting commissions and offering expenses of approximately $6.9 million. A portion of the $53.1 million in net proceeds received from the sale of common stock was used to repay all the outstanding indebtedness under the credit facility discussed in Note 7, totaling $31.0 million.

On June 23, 2005, the Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation increased the number of authorized common shares from 50.0 million shares to 100.0 million shares and increased the number of authorized preferred shares from 0 shares to
10.0 million shares of preferred stock.

On July 18, 2005, the underwriters of the initial public offering exercised a portion of their over-allotment option resulting in the Company's sale on July 22, 2005 of 177,425 shares of common stock and net proceeds to the Company of $3.3 million.

Pursuant to our 2005 Non-Employee Directors Restricted Stock Plan, each of the Company's seven non-employee directors received an award of restricted shares of common stock equal to $60,000 on July 29, 2005. The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date. These restricted shares (3,069 for each non-employee director) vest ratably on the first, second and third anniversaries of the date of grant; however, there is no vesting period on the right to vote or receive dividends on these restricted shares.

9.      INCOME TAXES

The effective tax rate for the third quarter and first nine months of 2005 was 31.0% and 32.5%, respectively. The effective rate for the third quarter and first nine months of 2004 was 41.8% and 41.7%, respectively. For the quarter ended September 30, 2005, the Company recognized a benefit of approximately $0.8 million resulting from the resolution of certain tax contingencies.

10.     RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise the Company in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets. Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of the Company. Steven Hart, the President of Hart Capital, is a member of the Company's board of directors. The Company paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers. In accordance with the agreement, the Company paid Hart Capital approximately $0.04 million and $0 for the three months ended September 30, 2005 and 2004, respectively, and $0.4 million, and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively. In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, the Company paid Hart Capital $0.3 million for its services.

In 2003, the Company entered into a management service agreement with its majority stockholder, Stonington Partners. In accordance with this agreement the Company pays Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services. Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements. The Company paid Stonington Partners $0.75 million in January 2005 and 2004. Fees paid to Stonington Partners were amortized over a twelve month period. This agreement terminated by its terms upon the Company's completion of its initial public offering. Selling, general and administrative expenses for the nine months ended September 30, 2005 include a $0.4 million charge resulting from the write-off of the remaining unamortized fees.

During 2002, the Company advanced certain members of senior management approximately $0.4 million in connection with their purchase of Company Stock. These notes have been reflected as a reduction in stockholders' equity. In the first quarter of 2005 the remainder of these loans was repaid.

11.     CLASSIFICATION OF PROPERTY HELD FOR SALE

During 2004, the Company vacated its former facility in Indianapolis, Indiana. On June 30, 2004, the Company began efforts to sell the property and accordingly classified the assets as assets held for sale and ended depreciation on the property. While the Company has received several offers, to date the Company has been unable to sell the property. While the Company continues to market the property and continues to have interested parties, as a result of the passage of time, the Company has reclassified the property from property held for sale back to property, equipment and facilities in the accompanying balance sheet. As a result of the reclassification, the Company took a depreciation charge of approximately $0.2 million for the three month period ending September 30, 2005.

12.     COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters--The Company has been named as a defendant in actions resulting from the normal course of operations. Based, in part, on the opinion of counsel, management believes that the resolution of these matters will not have a material effect on its financial position, results of operations and cash flows.

13.     PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised December 2003)," ("SFAS No. 132R") as of December 31, 2003. SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132R retains the disclosure requirements contained in the original SFAS No. 132, which it replaces, and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans as well as certain interim disclosures.

The total amount of the Company's contributions paid, and expected to be paid, under its group insurance plan in 2005 has not changed from amounts previously reported. The net periodic benefit income was $11,000 and $10,000 for the three months ended September 30, 2005 and 2004 respectively. For the nine months ended September 30, 2005, the net periodic benefit income was $31,000. For the nine months ended September 30, 2004, the net periodic benefit cost was $150,000.

                                     ******


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the "Risk Factors" section of the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

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

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in four areas of study: automotive technology, allied health, skilled trades, and business and information technology. As of September 30, 2005, we enrolled 19,824 students at our 32 campuses across 15 states. Our campuses primarily attract students from their local communities and surrounding areas, although our four destination schools attract students from across the United States, and in some cases, from abroad. We continue to expand our product offering. In the third quarter of 2005, we received approval to offer our new medical coding and billing program at thirteen of our campuses. In addition, we completed a 14,000 square foot addition to our Marietta, Georgia campus in June 2005 which enables us to offer a new program, Electronic Systems Technician, as well as additional capacity for allied health programs.

Critical Accounting Policies and Estimates

Our discussions of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, income taxes and certain accruals. Actual results could differ from those estimates. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions and judgment in the preparation of our consolidated financial statements.

Revenue recognition. Revenues are derived primarily from programs taught at our schools. Tuition revenues and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program, which is the period of time from a student's start date through his or her graduation date, including internships or externships that take place prior to graduation. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Other revenues, such as textbook sales, tool sales and contract training revenues are recognized as services are performed or goods are delivered. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable and cash received in excess of tuition earned is recorded as unearned tuition.

Allowance for uncollectible accounts. Based upon experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables. We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts. In establishing our allowance for uncollectible accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved based on our collection history. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2005 and 2004 was 4.2% and 4.1%, respectively, and the nine months ended September 30, 2005 and 2004 was 3.7% and 3.6%, respectively. Our exposure to changes in our bad debt expense could impact our operations.

Because a substantial portion of our revenue is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on the realizability of our receivables.

Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, we test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result, from among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 2004, we elected to change our accounting policies from the use of the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Based Compensation" to the fair value-based method of accounting for options.

We valued the exercise price of options issued to employees using a market based approach. This approach took into consideration the value ascribed to our competitors by the market. In determining the fair value of an option at the time of grant, we reviewed contemporaneous information about our peers, which included a variety of market multiples, including, but not limited to, revenue, EBITDA, net income, historical growth rates and market/industry focus. During 2004, the value we ascribed to stock options granted was based upon our anticipated initial public offering as well as discussions with our investment advisors. Due to the number of peer companies in our sector, we believe using public company comparisons provided a better indication of how the market values companies in the for-profit post secondary education sector.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Based Compensation and by SFAS No. 123 Accounting for Stock-Based Compensation. We have not yet determined what impact, if any, the adoption of SFAS No. 123R will have on our consolidated financial statements; however, discussed in Note 3 to the unaudited consolidated financial statements, included in this report, we have adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the retroactive transitional provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. As a result, we have been recording stock-based compensation expense for all employee stock awards that were granted or modified.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The adoption of the provisions of SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                      ----------------------------   ---------------------------
                                                                          2005           2004            2005           2004
                                                                      --------------  ------------   -------------   -----------
Revenues                                                                      100.0%        100.0%          100.0%        100.0%
Costs and expenses:
Educational services and facilities                                            41.5%         40.0%           41.9%         40.5%
Selling, general and administrative                                            48.4%         48.1%           52.9%         51.9%
Loss on sale of assets                                                          0.0%          0.0%            0.0%          0.2%
                                                                      --------------  ------------   -------------   -----------
Total costs and expenses                                                       89.9%         88.1%           94.8%         92.6%
                                                                      --------------  ------------   -------------   -----------
Operating income                                                               10.1%         11.9%            5.2%          7.4%
                                                                      --------------  ------------   -------------   -----------
Interest expense, net                                                          (0.3)%        (1.0)%          (1.0)%        (1.2)%
                                                                      --------------  ------------   -------------   -----------
Other Income                                                                    0.3%          0.0%            0.1%          0.0%
                                                                      --------------  ------------   -------------   -----------
Income before income taxes                                                     10.1%         10.9%            4.3%          6.3%
Provision for income taxes                                                      3.1%          4.6%            1.4%          2.6%
                                                                      --------------  ------------   -------------   -----------
Net income                                                                      7.0%          6.3%            2.9%          3.7%
                                                                      --------------  ------------   -------------   -----------



Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Our revenues for the three months ended September 30, 2005 were $78.4 million, representing an increase of $9.2 million, or 13.3%, as compared to $69.2 million for the three months ended September 30, 2004. Of this increase, approximately $4.6 million, or 6.7%, was the result of our acquisition of New England Technical Institute ("NETI") on January 11, 2005, while the remainder of the increase was primarily due to a 2.2% increase in our average undergraduate full-time student enrollment, which increased to 16,975 for the three months ended September 30, 2005, exclusive of NETI, as compared to 16,607 for the three months ended September 30, 2004 as well as from tuition increases, which averaged between 2% to 5% annually depending on the program. For a discussion of trends in our student enrollment, see "Seasonality and Trends" below.

Educational services and facilities expenses. Our educational services and facilities expenses for the three months ended September 30, 2005 were $32.5 million, representing an increase of $4.8 million, or 17.5%, as compared to $27.7 million for the three months ended September 30, 2004. The acquisition of NETI on January 11, 2005 resulted in $2.8 million or 9.9% of this increase. Instructional expenses increased by $0.3 million or 2.2% over the comparable period last year primarily due to increased compensation and benefits. The increase in average population also resulted in an increase of books and tools expense of approximately $0.2 million over the comparable period last year. Additionally, facilities expenses increased consistent with our growth initiatives by approximately $1.1 million as compared to the three months ended September 30, 2004 due to rent on our new Queens, New York facility in 2005, our expanded campus facilities in Lincoln, Rhode Island and Marietta, Georgia, which opened during the later part of 2004. Our facility expenses also included a charge of $0.2 million related to catch-up depreciation resulting from the reclassification of our property in Indianapolis, Indiana from property held for sale to property, equipment and facilities as of September 30, 2005.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended September 30, 2005 were $37.9 million, an increase of $4.7 million, or 14.2%, as compared to $33.2 million for the three months ended September 30, 2004. Approximately $1.8 million, or 5.4%, of the increase was due to the acquisition of NETI. The remainder of the increase was primarily due to: (a) a 25.5%, or $1.5 million, increase in marketing costs as a result of increased advertising expenses associated with the development of student leads and enrollment; and (b) a 13.3% increase in student services expenses as a result of our increase in average student enrollment as well as a $0.3 million increase in transportation services for our students. The $0.8 million, or 4.6%, increase in administrative costs was primarily due to: (1) an increase in bad debt expense of $0.5 million related to the timing of student enrollments; and (2) an increase of $0.3 million associated with expenses incurred to roll out a new student software and management reporting system at some of our schools.

Net Interest expense. Our net interest expense for the three months ended September 30, 2005 was $0.2 million, representing a decrease of $0.5 million, or 73.7%, from $0.7 million for the three months ended September 30, 2004. This decrease was primarily due to an increase in interest income of $0.2 million due to higher cash balances during the period as well as a decrease of $0.3 million due to paying off our debt outstanding under our credit facility with the proceeds from our initial public offering.

Other Income. Other income for the three months ended September 30, 2005 was $0.24 million representing an increase of $0.2 million from $0.04 million for the three months ended September 30, 2004. Other income relates primarily to donations received by our technical schools during the period. We periodically receive donations from vendors, which we value at fair market value based upon third party appraisals.

Income taxes. Our provision for income taxes for the three months ended September 30, 2005 was $2.5 million, or 31.0% of pretax income, compared to $3.2 million, or 41.8% of pretax income, for the three months ended September 30, 2004. The reduction in our effective tax rate for the three months ended September 30, 2005 was primarily attributable to the recognition of a benefit of $0.8 million related to favorable resolution of a tax contingency.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Our revenues for the nine months ended September 30, 2005 were $217.5 million, representing an increase of $29.5 million, or 15.7%, as compared to revenues of $187.9 million for the nine months ended September 30, 2004. Of this increase, approximately $11.8 million, or 6.3%, was the result of our acquisition of NETI on January 11, 2005, while the remainder of the increase was primarily due to a 4.8% increase in our average undergraduate full-time student enrollment, which increased to 16,509, exclusive of NETI, for the nine months ended September 30, 2005 as compared to 15,757 for the nine months ended September 30, 2004, as well as from tuition increases, which averaged between 2% to 5% annually depending on the program. For a discussion of trends in our student enrollment, see "Seasonality and Trends" below.

Educational services and facilities expenses. Our educational services and facilities expenses for the nine months ended September 30, 2005 were $91.2 million, representing an increase of $15.1 million, or 19.9%, as compared to $76.1 million for the nine months ended September 30, 2004. The acquisition of NETI on January 11, 2005 resulted in $7.5 million of this increase. Instructional expenses increased $3.5 million over the comparable period last year primarily due to increased compensation and benefits related to current and anticipated higher average student enrollments, which required additional educational and operations personnel, and the gear up for anticipated growth that was expected in the second half of the year. The increase in average population for the period also resulted in an increase in books and tools expense of approximately $0.9 million over the comparable period in prior year. Additionally, our facilities expenses increased by approximately $2.4 million as compared to the nine months ended September 30, 2004 due to rental payments on our new Queens, New York facility in 2005 and our expanded campus facilities in Lincoln, Rhode Island and Marietta, Georgia, which opened during the later part of 2004.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2005 were $115.1 million, an increase of $17.5 million, or 18.0%, as compared to $97.6 million for the nine months ended September 30, 2004. Approximately $4.3 million, or 4.4%, of the increase was due to the acquisition of NETI. The remainder of the increase was due to: (a) a $3.7 million, or 7.4%, increase in administrative costs; (b) a 29.8% increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment; (c) a 12.9% increase in sales expenses primarily attributable to additional compensation and benefit expenses related to additional sales representatives; and (d) a 17.4% increase in student services expenses as a result of our 2.2% increase in average student enrollment as well as a $0.6 million increase in bus services for our students. The $3.7 million increase in administrative costs was primarily due to (1) a one-time charge of $0.4 million related to the write-off of prepaid management fees resulting from the termination of our management fee agreement with our principal shareholders; (2) an increase of $1.2 million over the prior year period associated with expenses incurred to roll out a new student software and management reporting system at some of our schools; (3) an increase of approximately $1.3 million in bad debt expense due to the approximately $29.5 million increase in revenue; and (4) an annual increase in compensation and benefits expenses offset by a decrease of $2.0 million due to the one-time charge recorded in the first and second quarters of the previous year of the write-off of deferred offering costs due to a delay in filing the registration statement for our initial public offering.

Net Interest expense. Our net interest expense for the nine months ended September 30, 2005 was $2.1 million, representing a decrease of $0.2 million or 6.0% from $2.3 million for the nine months ended September 30, 2004. This decrease was primarily due to higher levels of interest income during the period end offset by the write-off of deferred financing costs related to our old credit agreement.

Income taxes. Our provision for income taxes for the nine months ended September 30, 2005 was $3.0 million, or 32.5% of pretax income, compared to $4.9 million, or 41.7% of pretax income, for the nine months ended September 30, 2004. The lower effective tax rate for the nine months ended September 30, 2005 was primarily attributable to the recognition of a benefit of $0.8 million related to the favorable resolution of a tax contingency.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for the nine months ended September 30, 2005 and 2004:

                                Cash Flow Summary

                                                                                      Nine Months Ended September 30,
                                                                                     ----------------------------------
                                                                                          2005              2004
                                                                                     ----------------  ----------------
                                                                                          (dollars in thousands)
Net cash provided by operating activities                                            $        13,229   $        17,820
                                                                                     ----------------  ----------------
Net cash used in investing activities                                                        (30,282)          (33,971)
                                                                                     ----------------  ----------------
Net cash provided by (used in) financing activities                                  $        20,303   $       (19,248)

                                                                                     ----------------  ----------------



Operating Activities

As of September 30, 2005, we had cash and cash equivalents of $44.7 million, compared to $41.4 million as of December 31, 2004. Historically, we have financed our operating activities and organic growth primarily through cash generated from operations. We have financed acquisitions primarily through borrowings under our credit agreement and cash generated from operations. We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. As of September 30, 2005, we had borrowings available under our credit agreement of approximately $95.7 million, including a $4.3 million sub-limit on letters of credit.

Our primary source of cash is tuition collected from our students. Our students fund their tuition payments from a variety of sources including Title IV Programs, federal and state grants, private loans and their personal resources. A significant majority of our students' tuition payments are derived from Title IV Programs. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 30 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week after the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 30 to 84 weeks and may cover one or two academic years. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded and the amount of the refund varies by state.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs is Title IV, which represented approximately 81% of our cash receipts relating to revenues in 2004. As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to receive Title IV funds would have a significant impact on our operations and our financial condition.

Net cash provided by operating activities was $13.2 million for the nine months ended September 30, 2005 compared to $17.8 million for the nine months ended September 30, 2004. The $4.6 million decrease was primarily due to a decrease in unearned tuition, resulting from large prime starts in third quarter of the year, which is a function of the seasonality of our business, as well as due to a lower level of accounts payable as of September 30, 2005 as compared to the comparable period in 2004. The remaining difference resulted from changes in other working capital items.

Investing Activities

We currently lease almost all of our campuses. As part of our growth strategy, we may consider strategic acquisitions of campuses. In October, 2005, we completed the purchase of our Grand Prairie, Texas facility and expect it to open in the first half of 2006.

In addition, although our growth strategy is primarily focused on internal growth, including campus expansions, we may also consider strategic acquisitions. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Our credit agreement limits the amount of capital expenditures to $35 million for any of the four fiscal quarterly periods ending March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. We believe that this capital expenditure limit will not have any material impact on our operations.

Our cash used in investing activities is primarily related to the purchase of property and equipment and acquisitions. Our capital expenditures result primarily from facility expansion, leasehold improvements and investments in classroom and shop technology and in operating systems. On January 11, 2005, we acquired NETI for approximately $18.8 million, net of cash acquired.

Net cash used in investing activities decreased $3.7 million to $30.3 million for the nine months ended September 30, 2005 from $34.0 million for the nine months ended September 30, 2004. This decrease is primarily attributable to a decrease in capital expenditures of $8.1 million, offset by an increase of $4.4 million in connection with the acquisition of NETI. The decrease of $8.1 million in capital expenditures for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is due entirely to the timing of expenditures. We expect our spending on capital expenditures to increase in the fourth quarter of 2005 due to the purchase of our Grand Prairie, Texas facility as well as capital expenditures associated with our Queens, New York campus.

Capital expenditures are expected to increase as we upgrade and expand current equipment and facilities and open new facilities to meet increased student enrollments. Additionally, we are evaluating several other expansion opportunities. We anticipate capital expenditures relative to our mature locations to be approximately 8% to 10% of revenues. We expect to be able to fund these capital expenditures with cash generated from operating activities.

Financing Activities

Net cash provided by financing activities was $20.3 million for the nine months ended September 30, 2005 compared to $19.3 million for the nine months ended September 30, 2004. This increase is mainly attributable to the $56.3 million of net cash received from our initial public offering in June 2005 and the exercise of the over-allotment option in July 2005, offset by the repayment of our debt of $35.7 million during the first half of 2005.

On February 15, 2005, we entered into a new credit agreement with a syndicate of banks led by our existing lender. Under the terms of this agreement, the syndicate provided us with a $100 million credit facility with a term of five years. The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement. In connection with this new credit agreement, we wrote off as a component of interest expense approximately $0.4 million of unamortized deferred finance costs under our old credit agreement in the three months ended March 31, 2005. We incurred approximately $0.8 million of deferred finance costs under the new agreement.

The following table sets forth our long-term debt at the dates indicated:

                                                                   September 30,        December 31,
                                                                       2005                 2004
                                                                -------------------- --------------------

Credit agreement                                                $                --  $            35,750
Automobile loans                                                                 89                  113
Finance obligation                                                            9,672                9,672
Capital leases--computers (with rates ranging from 6.97% to
19.9%)                                                                        1,084                1,294
                                                                -------------------- --------------------
  Subtotal                                                                   10,845               46,829
Less current maturities                                                        (311)              (5,311)
                                                                -------------------- --------------------
                                                                $            10,534  $            41,518
                                                                -------------------- --------------------


Contractual Obligations

Long-Term Debt. As of September 30, 2005, our long-term debt consisted entirely of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments. We lease offices, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2005, measured from the end of our fiscal year, December 31, 2004:

                                                                            Payments Due by Period
                                                 -----------------------------------------------------------------------------
                                                     Total        Less than 1     2-3 years       4-5 years        After 5
                                                                     year                                           years
                                                 --------------  --------------  -------------  --------------  --------------
                                                                            (dollars in thousands)
Capital leases (including interest)              $       1,321   $         357   $        470   $         335   $         159
Operating leases                                       128,391          14,825         28,857          23,934          60,775
Finance obligation                                      14,264           1,258          2,517           2,517           7,972
Automobile Loans (including interest)                       93              36             57              --              --
                                                 --------------  --------------  -------------  --------------  --------------
Total contractual cash obligations               $     144,069   $      16,476   $     31,901   $      26,786   $      68,906
                                                 --------------  --------------  -------------  --------------  --------------


Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2005.

Related Party Transactions

We had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise us in identifying acquisition and merger targets and to assist with the due diligence reviews of and negotiations with these targets. Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is our second largest stockholder. Steven Hart, the President of Hart Capital, is a member of our board of directors. We paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers. In accordance with the agreement, we paid Hart Capital approximately $0.04 million and $0 for the three months ended September 30, 2005 and 2004 and $0.4 million, and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively. In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, we paid Hart Capital $0.3 million for its services.

In 2003, we entered into a management services agreement with our majority stockholder, Stonington Partners. In accordance with this agreement we paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services. Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements. We paid Stonington Partners $0.75 million in January 2005 and 2004. Fees paid to Stonington Partners were amortized over a twelve month period. This agreement terminated by its terms upon our completion of an initial public offering. Selling, general and administrative expenses for the nine months ended September 30, 2005 includes a $0.4 million charge resulting from the write-off of the remaining unamortized fees.

During 2002, we advanced certain members of senior management approximately $0.4 million in connection with their purchase of shares of our common stock. These advances have been reflected as a reduction in stockholders' equity. In the first quarter of 2005 the remainder of these loans was repaid.

Seasonality and Trends

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year. Our expenses, however, do not vary significantly with changes in our student population and net revenues. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we have the proper staffing to meet our second half targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students and/or acquisitions.

Similar to many other for-profit post secondary education companies, the increase in our average undergraduate enrollments has not met our historical or our 2005 anticipated growth rates. The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that the slow down can be attributed to many factors, including: (a) the economy; (b) dependency on television to attract students to our school; (c) turnover of our sales representatives; and
(d) increasing competition in the marketplace.

Despite soft organic enrollment trends and increased volatility in the near term, we believe that our growth initiatives as well as the steps we have taken to address the challenging trends that our industry and we are currently facing will produce positive growth over the long-term. While our operating strategy, business model and infrastructure are well suited for the short-term and we have ample operating flexibility, we continue to be prudent and realistic and have taken the necessary steps to ensure that operations that have not grown as rapidly as expected are right sized. We also continue to make investments in areas that are demonstrating solid growth. As a result, during September of 2005, we eliminated approximately $6.4 million of expenses that were forecasted for the fourth quarter of 2005. These expenses had been forecasted to support much higher levels of student enrollments.

Operating income is negatively impacted during the initial start-up phase of new campus expansions. We incur sales and marketing costs as well as campus personnel costs in advance of the opening of each campus. Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the nine-month period prior to a campus opening. During the current year, we initiated expansion efforts for one new campus, located in Queens, New York, which is scheduled to open in the first quarter of 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to interest rate changes. However, as a result of completing our initial public offering, we have been able to repay in full our line of credit leaving only miscellaneous capital equipment leases, which are not material.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Beginning in May 2002, we were involved in litigation brought by two former employees acting as "relators" under the qui tam provisions of the federal False Claims Act, 31 U.S.C. ss.ss. 3729-33 (FCA). The relators alleged that we violated Title IV Program requirements that prohibit the payment of commissions, bonuses or other incentive payments to admissions and recruitment personnel based upon their success in securing enrollments, and that our participation in the federal student aid programs under these circumstances constituted actionable "false claims" within the meaning of federal law. The relators pursued the litigation against us on their own, without the involvement or support of the U.S. Department of Justice, which had given notice, after investigation, of its intention not to participate in the case. On September 3, 2003, after full briefing of the issues by the parties, the district court granted our motion and dismissed the entire action, with prejudice. The relators appealed the ruling to the United States Court of Appeals for the Fifth Circuit, which affirmed the District Court's dismissal of the case on October 15, 2004. The relators subsequently served upon us a petition for a Writ of Certiorari with the Supreme Court of the United States and the petition was docketed in the Supreme Court on March 10, 2005. The Supreme Court denied the writ on May 16, 2005. On June 10, 2005, the relators submitted a petition for rehearing with the Supreme Court. The Supreme Court denied the petition for rehearing on August 1, 2005, thus finally terminating all proceedings in this case.


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

In addition, we granted the underwriters the right to purchase up to an additional 600,000 shares at the initial public offering price to cover over-allotments. On July 18, 2005, the underwriters exercised their over-allotment option and purchased 177,425 shares on July 22, 2005. The net proceeds to us from the exercise of the underwriters' over-allotment option were approximately $3.3 million, after deducting the underwriting discounts and commissions and the estimated offering expenses payable by us.

We used the net proceeds from the initial public offering and the exercise of the underwriters' over-allotment option to repay all amounts outstanding under our credit agreement and intend to use the remainder for working capital and general corporate purposes.

Item 6. EXHIBITS


                                  EXHIBIT INDEX

        The following exhibits are filed or incorporated by reference with this Form 10-Q.

   Exhibit
    Number                              Description
--------------    --------------------------------------------------------------


         **3.1 Amended and Restated Certificate of Incorporation of the Company.

        ***3.2    Amended and Restated By-laws of the Company.

         **4.1 Stockholders' Agreement, dated as of September 15, 1999, among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C., and Five Mile River Capital Partners LLC.

         **4.2 Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders' Agreement.

         **4.3 Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders' Agreement.

         **4.4 Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and other holders of options under the Management Stock Option Plan listed therein.

        ***4.5 Registration Rights Agreement between Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C.

        **10.1 Credit Agreement, dated as of February 15, 2005, among Lincoln Educational Services Corporation, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Harris Trust and Savings Bank, as Administrative Agent.

        **10.2 Employment Agreement, dated as of January 3, 2005, between Lincoln Educational Services Corporation and David F. Carney.

        **10.3 Amended Employment Agreement, dated as of March 1, 2005, between Lincoln Educational Services Corporation and David F. Carney.

        **10.4 Employment Agreement dated as of January 3, 2005, between Lincoln Educational Services Corporation and Lawrence E. Brown.

        **10.5 Amended Employment Agreement, dated as of March 1, 2005, between Lincoln Educational Services Corporation and Lawrence
                  E. Brown.

        **10.6 Employment Agreement, dated as of January 3, 2005, between Lincoln Educational Services Corporation and Scott M. Shaw.

        **10.7 Amended Employment Agreement, dated as of March 1, 2005, between Lincoln Educational Services Corporation and Scott M. Shaw.

        **10.8 Employment Agreement, dated as of January 3, 2005, between Lincoln Educational Services Corporation and Cesar Ribeiro.

        **10.9 Amended Employment Agreement, dated as of March 1, 2005, between Lincoln Educational Services Corporation and Cesar Ribeiro.

       **10.10 Lincoln Educational Services Corporation 2005 Long Term Incentive Plan.

       **10.11 Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan.

       **10.12 Lincoln Educational Services Corporation 2005 Deferred Compensation Plan.

       **10.13 Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002.

       **10.14 Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants.

       **10.15 Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors.

      ***10.16 Stockholder's Agreement among Lincoln Educational Services, Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust.

         *31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          *32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith

** Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-123644) and incorporated by reference herein.

*** Previously filed as an exhibit to the Company's Form 8-K on June 28, 2005 and incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 10, 2005


                              LINCOLN EDUCATIONAL SERVICES CORPORATION

                              By:   /s/ Cesar Ribeiro
                                    --------------------------------------------
                                    Cesar Ribeiro
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)