Form 10-K
period 2005-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2006-03-27
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------



                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period from       to

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the 4,164,125 shares of common stock held by non-affiliates of the Registrant issued and outstanding as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter was $84,323,531. This amount is based on the closing price of the common stock on the Nasdaq National Market of $20.25 per share on June 30, 2005. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of Registrant's common stock outstanding as of March 24, 2006 was 25,197,971.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-K

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 2005


PART I............................................................................................................1
         ITEM 1.    BUSINESS......................................................................................1
                    --------
         ITEM 1A.   RISK FACTORS.................................................................................23
                    ------------
         ITEM 1B.   UNRESOLVED STAFF COMMENTS....................................................................33
                    -------------------------
         ITEM 2.    PROPERTIES...................................................................................33
                    ----------
         ITEM 3.    LEGAL PROCEEDINGS............................................................................34
                    -----------------
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................34
                    ---------------------------------------------------

PART II..........................................................................................................35
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                    ----------------------------------------------------------
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............................................35
                    -------------------------------------------------
         ITEM 6.    SELECTED FINANCIAL DATA......................................................................36
                    -----------------------
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........38
                    -------------------------------------------------------------------------------------
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................53
                    ----------------------------------------------------------
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................53
                    -------------------------------------------
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........53
                    ------------------------------------------------------------------------------------
         ITEM 9A.   CONTROLS AND PROCEDURES......................................................................53
                    -----------------------
         ITEM 9B.   OTHER INFORMATION............................................................................53
                    -----------------

PART III.........................................................................................................54
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE COMPENSATION....................54
                    -------------------------------------------------------------------------
         ITEM 11.   EXECUTIVE COMPENSATION.......................................................................54
                    ----------------------
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
                    --------------------------------------------------
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................................................54
                    ------------------------------------------
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................54
                    ----------------------------------------------
         ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................................................54
                    --------------------------------------

PART IV..........................................................................................................55
         ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................................................55
                    ------------------------------------------

                           Forward-Looking Statements

         This Form 10-K contains "forward-looking statements," within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

         Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

o        actual or anticipated fluctuations in our results of operations;
o our failure to comply with the extensive regulatory framework applicable to our industry;
o our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
o        risks associated with the opening of new campuses;
o        risk associated with integration of acquired schools;
o        industry competition;
o        our ability to continue to execute our growth strategies;
o        conditions and trends in our industry;
o        general and economic conditions; and
o other factors discussed under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


         Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.

                                    PART I.
PART I.

ITEM 1.  BUSINESS
         --------

OVERVIEW
--------

We are a leading and diversified for-profit provider of career-oriented post-secondary education as measured by total enrollment and number of graduates. We offer recent high school graduates and working adults degree and diploma programs in five principal areas of study: automotive technology, allied health (which includes programs for medical administrative assistants, medical assistants, pharmacy technicians, medical coding and billing and dental assisting), skilled trades, business and information technology and spa and culinary. At December 31, 2005, our automotive technology program, our allied health program, our skilled trades program, our business and information technology program, our spa and culinary program accounted for approximately 46%, 31%, 12%, 5%, and 6%, respectively, of our average enrollment. We had 17,602 students enrolled as of December 31, 2005 and our average enrollment for the year ended December 31, 2005 was 17,869 students, an increase of 9.9% from average enrollment of 16,266 for the year ended December 31, 2004. For the year ended December 31, 2005, our revenues were $299.2 million, which represents an increase of 14.5% from the year ended December 31, 2004. Excluding our acquisition of New England Technical Institute, or NETI, in January 2005, our revenues and average enrollments would have increased by 8.1% and 3.0%, respectively, compared to the year ended December 31, 2004. For the year ended December 31, 2004, our revenues were $261.2 million, which represents a 31.6% increase from the year ended December 31, 2003. Excluding our acquisition of Southwestern College in January 2004, our revenues and average enrollments for the year ended December 31, 2004 would have increased by 27.7% and 22.4%, respectively, compared to the year ended December 31, 2003.

As of December 31, 2005 we operated 34 campuses under eight well-established brands with long operating histories: Lincoln Technical Institute (59 years of operation), Nashville Auto-Diesel College (86 years), Denver Automotive & Diesel College (42 years), The Cittone Institute (38 years), Career Education Institute (23 years), Southwestern College (27 years), New England Technical Institute, which we acquired on January 11, 2005, has been in operation for 65 years and Euphoria Institute of Beauty Arts and Sciences (Euphoria), which we acquired December 1, 2005, founded in 2002. Our campuses, the majority of which serve major metropolitan markets, are located in various areas throughout the United States. Three of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are nationally accredited and except for Euphoria, are eligible to participate in federal financial aid programs. Southwestern College received an executed provisional program participation agreement from the U.S. Department of Education, or DOE. New England Technical Institute has received an executed temporary provisional program participation agreement from the DOE.

On January 11, 2005, we acquired the rights, title and interest in the assets used in the conduct and operation of New England Technical Institute for a purchase price of $18.8 million. New England Technical Institute operates four schools in New Britain, Hamden, Shelton and Cromwell, Connecticut and provides programs in automotive technology, allied health, business and information technology and skilled trades, including culinary arts and nursing. This acquisition expanded our presence in the northeastern U.S.

On December 1, 2005, we acquired the rights, title and interest in the assets used in conduct and operation of Euphoria Institute of Beauty Arts and Sciences for a purchase price of $9.0 million. Euphoria Institute of Beauty Arts and Sciences operates two campuses, serving approximately 300 students in Las Vegas and Henderson, Nevada. Euphoria currently offers certificates programs in esthetics, cosmetology and nail design. This acquisition increased the number of campuses we operate from 32 to 34.

We believe that we provide our students with the highest quality career-oriented training available for our areas of study in our markets. We offer programs in areas of study that we believe are typically underserved by traditional providers of post-secondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career focused curricula and emphasis on job placement offer our students valuable advantages that have been neglected by the traditional academic sector. By combining substantial hands-on training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue on-going salary and career advancement.

The Company's principal business is providing post-secondary education. Accordingly, the Company's operations aggregate into one reporting segment.

AVAILABLE INFORMATION
---------------------

Our website is www.lincolneducationalservices.com. We make available on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statement on Schedule 14A and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. You can access this information on our website, free of charge, by clicking on "Investor Relations." The information contained on our website is not a part of this annual report on Form 10-K.

GROWTH STRATEGY
---------------

Our goal is to strengthen our role as a leading and diversified provider of career-oriented post-secondary education by continuing to pursue the following growth strategies:

Expand Existing Areas of Study and Existing Facilities. We believe we can leverage our existing operations to capitalize on the growing demand from students and employers in our local markets. We are adding new programs and degree offerings in our current areas of study and are expanding several of our campus facilities.

Expand Existing Areas of Study. We are expanding our program offerings in our existing areas of study by replicating existing programs and increasing our degree offerings.

We have narrowed the list of markets where we intend to replicate three of the programs we acquired from NETI including Culinary, Licensed Practical Nurse ("LPN") and Electrical. Our Columbia, Maryland campus will be the first campus replication offering the culinary program. We plan on adding 20,000 square feet to the existing 90,000 square feet to house this program, our bachelor's offerings and more shop space for our automotive program. We expect to launch this program in the fourth quarter of 2006 or early 2007. We also plan to add a culinary program in another market in 2007.

We are looking to replicate our skill trades programs at both our Grand Prairie, Texas, and Denver campuses in 2006 and at our Philadelphia campus in 2007. With regard to LPN we are currently evaluating several markets to add this program.

We also continue to make progress in expanding our associate degree offerings. We currently offer associate degrees at 17 of our campuses bring the total enrollment in associate degree programs to approximately 14.2% and 11.1% as of December 31, 2005 and 2004, respectively.

Expand Existing Facilities. We are expanding our existing facilities and relocating other schools to expand capacity. This will enable us to roll out new programs and attract more students. For example, we moved to a new facility in June 2004 in Indianapolis, Indiana which accommodates 2,000 students and nearly doubled our capacity in that city. This additional space allowed us to grow our student population and further diversify our product offerings. We moved into a new 40,000 square foot facility in October 2004 in Lincoln, Rhode Island which allowed us to consolidate facilities into one location and more than double our classroom space. Operationally, these new facilities are more efficient to manage and will accommodate increased enrollments and programs. In October 2005 we acquired approximately an additional 100,000 square foot facility in Grand Prairie, Texas, which combined with our existing facility will triple the size of our current 50,000 square foot facility. The new facility is expected to open by mid-2006 and combined with the existing school will be able to serve approximately 2,400 students.

Enter New Geographic Markets and New Areas of Study. We believe we can increase our student enrollments by entering selected new geographic markets and new areas of study. We target new markets and areas of study that we believe have significant growth potential and where we can leverage our reputation and operating expertise. We expect that our entrance into new geographic markets and areas of study will increase our diversification and potential for future program expansion.

Enter New Geographic Markets. We continuously evaluate entry into markets where we can start new schools. For example, in the summer of 2001, we acquired eight schools that we consider start-ups because they did not have any students or staff. In starting these schools, we obtained the necessary government approvals for financial aid, hired teaching professionals and administrative staff, implemented our programs, marketed the schools under new brands and successfully populated the schools with students. Our reputation, experienced regulatory personnel and management expertise enabled us to begin accepting students in all of these schools within approximately six months of acquisition. Today, these schools enroll more than 2,600 students. Our most recent start-up is the partnership with the Greater New York Area Automobile Dealers Association which will offer programs in automotive technology starting on March 27, 2006. Construction is completed on our facility in Queens, New York and this location will allow us to capitalize on the significant employer and student demand in an attractive market that we believe is currently underserved.

In addition we expanded our presence in the New England and Las Vegas markets in 2005 as a result of our acquisitions of NETI and Euphoria.

Enter New Areas of Study. We continuously evaluate new, high-growth areas of study that are in demand by students and employers. For example, in 2002, we targeted allied health and successfully developed and launched a suite of programs in that area of study. We typically require six to 18 months to develop new programs and to obtain necessary regulatory approvals. On January 11, 2005, we acquired New England Technical Institute, which offers programs in culinary arts and nursing, which are new programs for us. Also during the fourth quarter of 2005, we acquired Euphoria Institute of Beauty Arts and Sciences, introducing new programs including cosmetology, esthetics, hair design and nail technician. In addition, in 2005 we introduced a new program for dental assistants in Lincoln, Rhode Island.

Opportunistically Pursue Strategic Acquisitions. In evaluating potential acquisitions, we seek to identify schools with the potential for program replication at our existing campuses, new areas of study, new markets with attractive growth opportunities and advanced degree programs. We also look for schools whose operations we can improve by leveraging our sales and marketing expertise, business management systems and our experienced management team. In January 2004, we completed our acquisition of Southwestern College. On January 11, 2005 we completed the acquisition of New England Technical Institute, and on December 1, 2005 the acquisition of Euphoria Institute of Beauty Arts and Sciences. We continue to evaluate attractive acquisition candidates.

Introduce Online Education Alternatives. We recently launched our online initiative to capitalize on the rapidly growing demand for, and flexibility provided by, online education alternatives. Initially, we are offering some of our diploma graduates the opportunity to earn their associate degree online and we expect to expand our offering to include other degree completion programs as well as 100% online degree programs. We began offering online courses in mid-2004 to graduates of one of our schools. This should broaden our addressable market and be an attractive option for students without the geographic or financial flexibility to enroll in campus-based programs. We believe that we will be able to leverage our existing programs and campuses. During the fourth quarter of 2005, we received approval to expand our online degree completion program to four more of our programs, in developing our online offerings. We expect to launch our 100% online initiatives in June of 2006.

PROGRAMS AND AREAS OF STUDY
---------------------------

We structure our program offerings to provide our students with practical, career-oriented education and position our students for attractive entry-level job opportunities in their chosen fields. Our programs are designed to be completed in 14 to 108 weeks. Tuition ranges from $5,000 to $33,000, depending on the length of the program and the area of study. All of our schools offer diploma and certificate programs and currently 17 of our schools are approved to offer associate degree programs. In order to accommodate the schedules of our students and maximize classroom utilization, we typically offer courses five days a week in three shifts a day and start new classes every month. We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

The following table lists the programs offered and the average number of students enrolled in each area of study as of December 31, 2005.


                                Programs Offered

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Percent of
                                                                                                                       Total
      Area of Study                    Associate                 Diploma and Certificate(1)        Enrollment        Enrollment
      -------------                    ---------                 --------------------------        ----------        ----------

Automotive Technology       Auto Service Management,          Automotive Mechanics,
                            Collision Repair, Diesel          Automotive Technology,
                            Technology, Diesel & Truck        Collision Repair, Diesel Truck
                            Service Management                Mechanics, Diesel Technology,
                                                              Diesel & Truck Technology,
                                                              Master Automotive Technology
                                                                                                          8,041                 46%
Allied Health               Medical Assisting Technology,     Medical Administrative
                            Medical Administrative            Assisting, Medical Assisting,
                            Assistant Technology (1)          Pharmacy Technology, Medical
                                                              Billing and Coding, Dental
                                                              Assisting, Licensed Practical
                                                              Nurse                                       5,617                 31%

Skilled Trades              Mechanical/Architectural          Electronic Servicing,
                            Drafting, Electronics             Electronics Engineering
                            Engineering Technology            Technology, Electronics System
                                                              Technology, HVAC,
                                                              Mechanical/Architectural
                                                              Drafting                                    2,140                 12%

Business and Information    PC Systems & Networking           Business Administration,
Technology                  Technology (2)                    Graphic Web Design, Network
                                                              Systems Administrating, PC
                                                              Support Technology                            947                  5%

Spa and Culinary            --                                 Culinary Arts, Cosmetology,
                                                              Esthetics, Hair Design, Nail
                                                              Technician, Therapeutic,
                                                              Massage & Body Technology                   1,124                  6%
                                                                                                         ------              ------

                            Total:                                                                       17,869              100.0%
                                                                                                         ======              ======

(1) Additional programs in development: Health Information Technology.
(2) Additional programs in development: Criminal Justice

Automotive Technology. Automotive technology represents our largest area of study, with 46% of our average student enrollments as of December 31, 2005. Our automotive technology programs are 24 to 108 weeks in length, with tuition rates of $9,000 to $33,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of employers, ranging from automotive and diesel dealers, independent auto body paint and repair shops, to trucking and construction companies.

In 2002, we signed a lease on a new 48,000 square foot facility in Queens, New York that will open on March 27, 2006. This school will offer courses in automotive technology and will operate under the Lincoln Technical Institute brand name in partnership with the Greater New York Area Automobile Dealers Association. The Greater New York Area Automobile Dealers Association represents over 650 dealers in New York and Connecticut that comprise a large source of potential employers for our graduates, both at Queens and at our other automotive schools. We expect that we will be able to leverage our current advertising in the New York City television market to not only offer potential students who could not travel to one of our New Jersey schools a closer-to-home opportunity, but also to gain access to the entire eastern Long Island and southern Connecticut markets.

We have a partnership with BMW that offers our automotive technology students the opportunity to work for BMW through the Service Technician Education Program
(STEP). The STEP program is a "graduate" school program for individuals who have successfully earned an automotive certification either at one of our schools or any of our competitor's schools. Students who are admitted to the STEP program have their tuition paid by BMW and upon successfully completing the program are typically employed as BMW mechanics. The BMW STEP program commenced at our Columbia, Maryland facility in the second quarter of 2004. Our partnership with BMW signifies our high quality education capabilities and is an attractive marketing program.

All of our Lincoln Technical Institute schools, with the exception of our Allentown, Pennsylvania campus, offer programs in automotive technology, in most cases in addition to other technical programs. Denver Automotive & Diesel College and Nashville Auto-Diesel College, which we acquired in 2000 and 2003, respectively, currently offer programs exclusively in automotive technology. Denver Automotive & Diesel College, Nashville Auto-Diesel College, our Columbia, Maryland Lincoln Technical Institute school and our Indianapolis, Indiana Lincoln Technical Institute schools are destination schools, attracting students from throughout the United States and, in some cases, from abroad.

Allied Health. As of December 31, 2005, allied health represented our second largest area of study, with 31% of our total average enrollments. Our allied health programs are 24 to 88 weeks in length, with tuition rates of $11,000 to $26,000. Graduates of our programs are qualified to obtain positions such as medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies.

Our medical assistant and medical administrative assistant programs are our largest allied health programs. We are considering adding health information technology to our program offerings.

We offer allied health programs at all of our Cittone Institute and Career Education Institute schools, Southwestern College, and our Allentown, Pennsylvania and Melrose, Illinois Lincoln Technical Institute schools and at select New England Technical Institute schools.

Skilled Trades. As of December 31, 2005, 12% of our average student enrollments were in our skilled trades programs. Our skilled trades programs are 30 to 88 weeks in length, with tuition rates of $12,000 to $28,000. Our skilled trades programs include heating, ventilation and air conditioning repair, drafting and computer-aided design and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as cable, wiring and HVAC installers and servicers and drafting technicians. Our graduates are employed by a wide variety of employers, including residential and commercial telecommunications companies and architectural firms.

We created our own in-house electronic system technician program in 2001 by partnering with two industry groups, Electronic Systems Technician Consortium and the National Center for Construction Education and Research. We have introduced our electronic system technician program to six of our campuses and plan to expand it to additional campuses. Students in these programs are trained to install and service equipment such as alarm systems, cable infrastructure, home entertainment systems, fiber-optic wiring in homes and offices, and satellite and telecommunication systems.

We offer skilled trades programs at seven of our eight Lincoln Technical Institute campuses (all but the Philadelphia, Pennsylvania campus), our Lincoln, Rhode Island Career Education Institute campus and at select New England Technical Institute campuses.

Business and Information Technology. As of December 31, 2005, 5% of our average student enrollments were in our business and information technology programs. Our business and information technology programs are 29 to 68 weeks in length, with tuition rates of $12,000 to $26,000. We experienced a decline in our business and information technology programs between the years 2000 and 2003 due to weakness in the economy and reduced demand for IT professionals. We therefore reduced our exposure to this area by developing our in-house electronic system technician and allied health programs in 2001 and 2002, respectively. However, we remain committed to the IT industry and expect it to grow, especially as the economy recovers, business investment in hardware and software increases and the rapid technological advancement of computer applications continues. We have focused our current program offerings on those that are most in demand, such as our PC systems technician, network systems administrator and business administration specialist programs.

We offer business and information technology programs at all of our Cittone Institute and Career Education Institute schools, in addition to two of our Lincoln Technical Institute schools (Columbia, Maryland and Allentown, Pennsylvania campuses) and all of our Southwestern College schools.

Spa and Culinary. As of December 31, 2005, 6% of our average student enrollments were in our culinary programs. Our spa and culinary programs are 14 to 97 weeks in length, with tuition rates of $5,000 to $20,000. In 2003, we introduced our therapeutic massage & body technology program and our pharmacy technician program which we currently offer in twelve and nine of our campuses, respectively.

MARKETING AND STUDENT RECRUITMENT
---------------------------------

We utilize a variety of marketing and recruiting methods to attract students and increase enrollments. Our marketing and recruiting efforts are targeted at potential students who are entering the workforce, or who are underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing. Our marketing program utilizes media advertising such as television, the Internet, and various print media and is enhanced by referrals. We continuously monitor and adjust the focus of our marketing efforts to maximize efficiency and minimize our student acquisition costs.

Media. Our media advertising is directed primarily at attracting students from the local areas in which our schools operate. Television advertising, which is coordinated by a national buyer, is our most successful medium, generating approximately 31% of our new enrollments in 2005. Systems we have developed enable us to closely monitor and track the effectiveness of each advertisement on a daily or weekly basis and make adjustments accordingly. The Internet is our second most successful medium and its effectiveness is rapidly increasing. We also advertise via direct mail, in telephone directories and in newspapers.

Referrals. Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented over 24% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to potential students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further educate these individuals on the strengths of our programs. Graduates who have gone on to enjoy success in the workforce frequently recommend our programs, as do local business owners who are pleased with the performance of our graduates whom they have hired.

Recruiting. Our recruiting efforts are conducted by a group of field- and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting. Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. Over the last three years, we have recruited approximately 25% of our students directly out of high school.

Recruiting. When a potential student is identified through our marketing and recruiting efforts, one of our approximately 300 representatives is paired with the potential student to follow up on an individual basis. Our media advertisements contain a unique toll-free number and our telephone system automatically directs the call to the campus nearest the caller. One of our campus-based recruiting representatives responds, typically within 24 hours, to these inquiries and other inquiries generated by our marketing efforts to explain the opportunities available within each program, schedule an appointment for the potential student to visit the school and arrange a tour of the school's facilities.

STUDENT ADMISSIONS, ENROLLMENT AND RETENTION
--------------------------------------------

Admissions. In order to attend our schools, students must complete an application and pass an entry examination. While each of our programs has different admissions criteria, we screen all applications and counsel the students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation.

Enrollment. We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 17,602 students enrolled as of December 31, 2005 and our average enrollment for the year ended December 31, 2005 was 17,869 students, an increase of 9.9% from December 31, 2004. Excluding our acquisition of New England Technical Institute in January 2005, our average enrollments would have increased by 3.0%. Our average enrollment for the year ended December 31, 2004 was 16,266 students, an increase of 30.3% from December 31, 2003. Excluding our acquisition of Southwestern College in January 2004, our average enrollments would have increased by 22.4%. Excluding our acquisition of Nashville Auto-Diesel College in February 2003, our average enrollments were 11,227 students.

Retention. To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial, employment and personal matters. We monitor our retention rates by instructor, course, program and school. When we notice that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly determine the cause of the problem and attempt to correct it. When we notice that a student is having trouble academically, we provide tutoring.

JOB PLACEMENT
-------------

We believe that securing employment for our graduates is critical to our ability to attract high quality students. In addition, high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV Programs. See "Regulatory Environment--Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers want. Each school has an advisory council made up of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the market. For example, part of a student's grade is dependent upon attendance and appearance because employers want their employees to be punctual and to have a professional appearance. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to place students in their career field upon graduation. We also have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training while working with a potential employer. In addition, some of our allied health students are required to participate in an internship program during which they work in the field as part of their career training. Students that participate in these programs often go on to work for the same business upon graduation. We also assist students with resume writing, interviewing and other job search skills.

FACULTY AND EMPLOYEES
---------------------

We hire our faculty in accordance with established criteria, including relevant work experience, educational background and accreditation and state regulatory standards. We require meaningful industry experience of our teaching staff in order to maintain the quality of instruction in all of our programs and to address current and industry-specific issues in our course content. In addition, we provide intensive instructional training and continuing education, including quarterly instructional development seminars, annual reviews, technical upgrade training, faculty development plans and weekly staff meetings.

The staff of each school typically includes a school director, a director of graduate placement, an education director, a director of student services, a financial-aid director, an accounting manager and a director of admissions, all of whom are industry professionals with experience in our areas of study.

As of December 31, 2005, we had approximately 2,270 employees, including 847 full-time faculty and 311 part-time instructors, and 200 of our teaching professionals at five of our campuses are represented by unions. These employees are covered by collective bargaining agreements that expire in 2006 through 2009. We believe that we have good relationships with these unions and our employees.

We have had no work stoppages at any of our campuses in the past 21 years.

COMPETITION
-----------

The for-profit post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. Direct competition between career-oriented schools and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, as well as public and private two-year junior and community colleges. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our private competitors have a more extended or dense network of schools and campuses than we do, which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our success in placing students with employers.

We compete with every institution that is eligible to receive Title IV funding. This includes four-year not-for-profit public and private colleges and universities, community colleges and all for-profit institutions whether they are four years, two years or less. Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive, allied health and skilled trades programs will have a different group of competitors than a school offering allied health, business/IT and skilled trades. Also, because schools can add new programs within six to twelve months, new competitors can emerge relatively quickly. Moreover, with the introduction of online learning, the number of competitors in each market has increased because students can now stay local but learn from a non-local institution.

Notwithstanding the above, today we mainly compete with community colleges and other career schools, both for-profit and not-for-profit. We focus on programs that are in high demand and are offered by as few competitors as possible. We compete against community colleges by seeking to offer more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We compete against the other career schools by seeking to offer a higher quality of education, higher quality instructional equipment and a better overall value. On average each of our schools has at least three direct competitors and at least a dozen indirect competitors. As we continue to add courses and degree programs, our addressable market increases and thus we face increased competition.

While competition with four-year institutions is more limited, we do compete with two-year traditional private and public institutions.

ENVIRONMENTAL MATTERS
---------------------

We use hazardous materials at our training facilities and campuses, and generate small quantities of waste such as used oil, antifreeze, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for our air emissions, and to meet operational and maintenance requirements. In the event we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties.

REGULATORY ENVIRONMENT
----------------------

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under Title IV Programs, which are administered by the DOE. For the year ended December 31, 2005, approximately 80% (calculated on a cash basis of accounting) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs are to the student, who then applies those funds to the cost of their education.

In connection with the students' receipt of federal financial aid, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Title IV Programs, and the regulations issued thereafter by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the various federal student financial aid programs. To participate in the Title IV Programs, a school must be authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. The DOE defines an eligible institution to consist of both a main campus and its additional locations, if any. Each of our schools is either a main campus or an additional location of a main campus. Each of our schools is subject to extensive regulatory requirements imposed by state education agencies, accrediting commissions, and the DOE. Our schools also participate in other federal and state financial aid programs that assist students in paying the cost of their education.

State Authorization

Each of our schools must be authorized by the applicable education agencies in the states in which the school is physically located and, in some cases other states, in order to operate and to grant degrees, diplomas or certificates to its students. State agency authorization is also required in each state in which a school is physically located in order for the school to become and remain eligible to participate in Title IV Programs. Currently, each of our schools is authorized by the applicable state education agencies in the states in which the school is physically located and in which it recruits students.

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. Currently, we have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $11.7 million. These bonds are backed by $2.4 million of letters of credit.

If any of our schools fail to comply with state licensing requirements, they are subject to the loss of state licensure or accreditation. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school and its related main campus and/or additional locations would lose its eligibility to participate in Title IV Programs, be unable to offer its programs and we could be forced to close that school. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students in that state. We believe that each of our schools is in substantial compliance with the applicable education agency requirements in each state in which it is physically located.

Due to state budget constraints in other states in which we operate, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval could prevent us from making such changes or could delay our ability to make such changes.

Accreditation

Accreditation is a non-governmental process through which a school submits to ongoing qualitative review by an organization of peer institutions. Accrediting commissions primarily examine the academic quality of the school's instructional programs, and a grant of accreditation is generally viewed as confirmation that the school's programs meet generally accepted academic standards. Accrediting commissions also review the administrative and financial operations of the schools they accredit to ensure that each school has the resources necessary to perform its educational mission.

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. Fourteen of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology, eighteen of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS, and one accredited by the National Accrediting Commission of Cosmetology of Arts and Sciences. All of these accrediting commissions are recognized by the DOE. The following is a list of the dates in which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Accrediting Commission of Career Schools and Colleges of Technology Reaccreditation Dates

                                           Last Accreditation
School                                           Letter                             Next Accreditation
--------------------                       --------------------                    --------------------
Philadelphia, PA                           December 4, 2003                        May 1, 2008
Union, NJ                                  June 4, 2004                            February 1, 2009
Mahwah, NJ*                                December 9, 2004                        August 1, 2009
Melrose Park, IL                           March 11, 2005                          November 1, 2009
Denver, CO                                 March 2, 2001                           February 1, 2006***
Columbia, MD                               March 6, 2002                           February 1, 2007
Grand Prairie, TX                          September 7, 2001                       September 7, 2006
Allentown, PA                              December 9, 2002                        January 1, 2007
Nashville, TN                              June 3, 2002                            May 1, 2007
Indianapolis, IN                           December 9, 2002                        November 1, 2007
New Britain, CT                            June 6, 2003                            January 1, 2008
Shelton, CT**                              September 3, 2004                       September 1, 2005****
Cromwell, CT**                             November 22, 2004                       November 22, 2006
Hamden, CT**                               March 4, 2003                           July 1, 2007

* Branch campus of main campus in Union, NJ
** Branch campus of main campus in New Britain, CT
*** Currently going through re-accreditation
****To be reviewed at May 2006 ACCSCT Commission meeting

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

                                           Last Accreditation
School                                           Letter                             Next Accreditation
--------------------                       --------------------                    --------------------
Brockton, MA****                           April 14, 2005                          December 31, 2008
Henderson, NV****                          April 14, 2005                          December 31, 2008
Lincoln, RI                                April 14, 2005                          December 31, 2008
Lowell, MA**                               December 7, 2004                        December 31, 2008
Somerville, MA                             December 7, 2004                        December 31, 2008
Philadelphia (Center City), PA*            April 30, 2003                          December 31, 2006
Edison, NJ                                 April 30, 2003                          December 31, 2006
Marietta, GA****                           April 14, 2005                          December 31, 2008
Mt. Laurel, NJ*                            April 30, 2003                          December 31, 2006
Norcross, GA****                           April 14, 2005                          December 31, 2008
Paramus, NJ*                               April 30, 2003                          December 31, 2006
Philadelphia (Northeast), PA*              April 30, 2003                          December 31, 2006
Plymouth Meeting, PA*                      April 30, 2003                          December 31, 2006
Dayton, OH                                 February 16, 2006                       April 30, 2006
Cincinnati (Vine Street), OH***            February 16, 2006                       April 30, 2006
Cincinnati (Northland Blvd.), OH***        February 16, 2006                       April 30, 2006
Franklin, OH***                            February 16, 2006                       April 30, 2006
Florence, KY***                            February 16, 2006                       April 30, 2006

*    Branch campus of main campus in Edison, NJ
**   Branch campus of main campus in Somerville, MA
***  Branch campus of main campus in Dayton, OH
**** Branch campus of main campus in Lincoln, RI

National Accrediting Commission of Cosmetology Arts and Sciences

                                           Last Accreditation
School                                           Letter                             Next Accreditation
--------------------                       --------------------                    --------------------
Las Vegas                                  September 18, 2004                      September 2007

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation. If any one of our schools lost its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. Our Edison school (including its branch campuses in Mt. Laurel, Paramus, Philadelphia (Center
City), Philadelphia (Northeast) and Plymouth Meeting) and our Somerville school (including its branch campus in Lowell) are presently under financial review with the ACICS. Under financial review, the schools are required to submit to the ACICS financial reports on a quarterly basis. While under financial review, an institution must obtain approval from the ACICS before applying to add a new non-main location and may be required to request permission to submit a new program application. We believe that each of our schools is in substantial compliance with its respective accrediting commission's standards. Our Cincinnati (Vine Street), OH, Dayton, OH, and Franklin, OH, campuses are currently required to submit retention data to the ACICS. Any institution required to submit retention data to the ACICS may be required to obtain prior permission from the ACICS for the initiation of any new program.

Nature of Federal and State Support for Post-Secondary Education

The federal government provides a substantial part of the support for post-secondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the DOE. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the expected amount a student and his or her family can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

Students at our schools receive grants and loans to fund their education under the following Title IV Programs: (1) the Federal Family Education Loan program,
(2) the Federal Pell Grant, or Pell, program, (3) the Federal Supplemental Educational Opportunity Grant program, and (4) the Federal Perkins Loan, or Perkins, program.

Federal Family Education Loan. Under the Federal Family Education Loan program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the DOE. Students with financial need qualify for interest subsidies while in school and during grace periods. For the year ended December 31, 2005, we derived approximately 61% respectively of our Title IV revenues (calculated on the cash basis of accounting) from the Federal Family Education Loan program.

Pell. Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2005, we derived less than 20% of our revenues (calculated on the cash basis of accounting) from the Pell program.

Federal Supplemental Educational Opportunity Grant. The Federal Supplemental Educational Opportunity Grant program grants are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2005, we received less than 2% of our revenues (calculated on the cash basis of accounting) from the Federal Supplemental Educational Opportunity Grant program.

Perkins. Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the DOE and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2005, we derived less than 1% of our revenues (calculated on the cash basis of accounting) from the Perkins program.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. In addition, many states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. Several states that provide financial aid to our students are facing significant budgetary constraints. We believe that the overall level of state financial aid for our students is likely to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

In addition to Title IV and other government-administered programs, all of our schools are eligible to participate in alternative loan programs for their students. Alternative loans fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of their education. Students or their parents can apply to a number of different lenders for this funding at current market interest rates.

Reorganization

We were founded in 1946 as Lincoln Technical Institute, Inc. In February 2003, we reorganized our corporate structure to create a holding company, Lincoln Educational Services Corporation. The ownership of Lincoln Educational Services Corporation was identical to that of Lincoln Technical Institute, Inc. immediately prior to this reorganization. We subsequently began operating our entire organization under the Lincoln Educational Services Corporation name; however, before this reorganization, all of our interaction with the DOE, state and federal regulators and accrediting agencies was conducted by Lincoln Technical Institute, Inc.

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act and the DOE's extensive regulations regarding institutional eligibility. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we have the following 14 institutions, collectively consisting of 14 main campuses and 18 additional locations:


Brand                                                      Main Campus(es)             Additional Location(s)
------------------------------------------------------   ------------------     -----------------------------------
Lincoln Technical Institute                              Indianapolis, IN       Mahwah, NJ (additional location of
                                                         Philadelphia, PA       Union)
                                                         Columbia, MD
                                                         Grand Prairie, TX
                                                         Melrose Park, IL
                                                         Union, NJ
                                                         Allentown, PA

Denver Automobile & Diesel College                       Denver, CO             --

Nashville Auto Diesel College                            Nashville, TN          --



Cittone Institute                                        Edison, NJ             Mount Laurel, NJ
                                                                                Paramus, NJ
                                                                                Philadelphia, PA (Center City
                                                                                Plymouth Meeting, PA
                                                                                Northeast Philadelphia, PA

Career Education Institute                               Lincoln, RI            Brockton, MA (Lincoln)
                                                         Somerville, MA         Norcross, GA (Lincoln)
                                                                                Marietta, GA (Lincoln)
                                                                                Henderson, NV (Lincoln)
                                                                                Lowell, MA (Somerville)

Southwestern College                                     Dayton, OH             Cincinnati, OH (Vine Street)
                                                                                Franklin, OH
                                                                                Cincinnati, OH (Northland Blvd.)
                                                                                Florence, KY

New England Technical Institute                          New Britain, CT        Shelton, CT
                                                                                Cromwell, CT
                                                                                Hamden, CT

All of our main campuses, including their additional locations, are currently certified by the DOE to participate in Title IV Programs. New England Technical Institute received provisional program participation agreement from the DOE as a result of its change in ownership. Southwestern College has received an executed provisional program participation agreement from the DOE.

The DOE, accrediting commissions and state education agencies have responsibilities for overseeing compliance of schools with Title IV Program requirements. As a result, each of our schools is subject to detailed oversight and review, and must comply with a complex framework of laws and regulations. Because the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress must reauthorize the Higher Education Act approximately every five years. Recently, Congress temporarily extended the provisions of the Higher Education Act, or HEA, pending completion of the formal reauthorization process. In February 2006, Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. We believe that, in 2006, Congress will either complete the reauthorization of the HEA or further extend additional provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the HEA, but at this time we cannot predict all of the changes the Congress will ultimately make.

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the Higher Education Act reauthorizations. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could reduce our student enrollment and our revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.

The "90/10 Rule." A proprietary institution, such as each of our institutions, loses its eligibility to participate in Title IV Programs if, on a cash accounting basis, it derives more than 90% of its revenues for any fiscal year from Title IV Programs. Any institution that violates this rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for each of our 2005, 2004 and 2003 fiscal years, none of our institutions derived more than 86.6% of its revenues from Title IV Programs. For our 2005 fiscal year, our institutions' 90/10 Rule percentages ranged from 72.9% to 86.4%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Student Loan Defaults. An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. An institution whose Federal Family Education Loan cohort default rate is 25% or greater for three consecutive federal fiscal years (which correspond to our fiscal years) loses eligibility to participate in the Federal Family Education Loan and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose Federal Family Education Loan cohort default rate for any single federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated by the DOE.

None of our institutions has had a Federal Family Education Loan cohort default rate of 25% or greater for any of the federal fiscal years 2003, 2002 and 2001, the three most recent years for which the DOE has published such rates. Nine of our 14 institutions (which include 23 of 32 campuses) had default rates less than 10% for these years. Based on the recent reconciliation bill, these 23 campuses are eligible to disburse loans without waiting the initial 30 days. The following table sets forth the Federal Family Education Loan cohort default rates for each of our 14 DOE numbered institutions for those fiscal years.

Institution                                2003       2002        2001
-----------                                ----       ----        ----

Union, NJ                                  7.1%       5.9%        4.2%
Indianapolis, IN                           7.9%      8.41%        5.8%
Philadelphia, PA                          15.4%      13.7%       15.2%
Columbia, MD                               8.8%       7.1%        5.7%
Allentown, PA                              3.9%       7.1%        2.7%
Melrose Park, IL                           9.6%      11.9%        5.6%
Grand Prairie, TX                         10.8%      14.3%       10.7%
Edison, NJ                                 5.0%       4.1%        2.9%
Denver, CO                                 9.1%       8.4%       10.4%
Nashville, TN                              1.8%       5.0%        5.5%
Lincoln, RI                                7.4%       6.2%        5.1%
Somerville, MA                             8.9%       6.2%        2.5%
Dayton, OH                                 6.2%       0.0%        0.0%
New Britain, CT                            1.7%       3.9%        2.8%

An institution whose cohort default rate under the Federal Family Education Loan program is 25% or greater for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any federal award year (the twelve-month period from July 1 through June 30), may be placed on provisional certification status by the DOE. None of our institutions have a Federal Family Education Loan cohort default rate above 25% for any of the three most recent fiscal years for which the DOE has published rates.

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Denver Automotive & Diesel College and New England Technical Institute are our only institutions participating in the Perkins program. Denver Automotive & Diesel College's cohort default rate was 22.7% for students scheduled to begin repayment in the 2003-2004 federal award year. The DOE has not provided any federal funds for Perkins loans to Denver Automotive & Diesel College. Denver Automotive & Diesel College continues to make loans out of its existing Perkins loan fund. New England Technical Institute is provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that New England Technical Institute had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. New England Technical Institute's cohort default rate was 8.57% for students scheduled to begin repayment in the 2003-2004 federal award year.

Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.

The most significant financial responsibility measurement is the institution's composite score, which is calculated by the DOE based on three ratios:

    o The equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
    o The primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and
    o The net income ratio, which measures the institution's ability to operate at a profit.

The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The DOE then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. If an institution's composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as "the zone." Under the DOE regulations, institutions that are in the zone are deemed to be financially responsible for a period of up to three years but are required to accept payment of Title IV Program funds under the cash monitoring or reimbursement method of payment, to be provisionally certified and to provide to the DOE timely information regarding various oversight and financial events.

If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility. If the DOE determines that an institution does not satisfy the DOE's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

    o Posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year;
    o Posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement; and/or
    o Complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement.

We have submitted to the DOE our audited financial statements for the 2004 fiscal year reflecting a composite score of 1.8 based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For 2005 fiscal year we have calculated our composite score to be 2.5.

The DOE has evaluated the financial condition of our institutions on a consolidated basis. DOE regulations permit the DOE to examine our financial statements, including the financial statements of each institution and the financial statements of any related party. Based on the Company's calculations, the 2005 and 2004 financial statements reflect a composite score of 2.5 and 1.8, respectively. However, as a result of corrections of certain errors, including accounting for advertising costs, a sale leaseback transaction, rent and certain other individually insignificant adjustments, in our prior financial statements, the DOE recomputed the Company's consolidated composite scores for the years ended December 31, 2001 and 2002 and concluded that the recomputed consolidated composite scores for those two years were below 1.0. In addition, we identified certain additional errors in our financial statements for the year ended December 31, 2003 relating to our accounting for stock-based compensation and accrued bonuses that did not result in a recomputation of our 2003 composite score. The DOE informed the Company that as a result, for a period of three years effective December 30, 2004, all of the Company's current and future institutions have been placed on "Heightened Cash Monitoring, Type 1 status," and are required to timely notify the DOE with respect to certain enumerated oversight and financial events. The DOE also informed the Company that its circumstances will be taken into consideration when each of our institutions applies for recertification of the Company's eligibility to participate in Title IV Programs. When each of our institutions is next required to apply for recertification to participate in Title IV Programs, we expect that the DOE will also consider our audited financial statements and composite scores for our most recent fiscal year as well as for other fiscal years after 2001 and 2002. Additionally, since the DOE concluded that the previously computed composite scores for 2001 and 2002 were overstated, the Company agreed to pay $165,000 to the DOE, pursuant to a settlement agreement, to resolve compliance issues related to this matter. The Company paid this amount on March 3, 2005. Although no assurance can be given, the Company's management does not believe that the actions of the DOE specified above will have a material effect on its financial position, results of operations or cash flows.

Return of Title IV Funds. An institution participating in Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them, and must return those unearned funds to the DOE or the applicable lending institution in a timely manner, which is generally within 30 days from the date the institution determines that the student has withdrawn.

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution's previous fiscal year. Southwestern College made late returns of Title IV Program funds in excess of the DOE's prescribed threshold, most of which predated our acquisition of Southwestern College. As a result, in accordance with DOE regulations, we have submitted a letter of credit to the DOE in the amount of $28,400.

School Acquisitions. When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a change of control as defined by the DOE. Upon such a change of control, a school's eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. The DOE may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while the DOE reviews the institution's application. The time required for the DOE to act on such an application may vary substantially. DOE recertification of an institution following a change of control will be on a provisional basis. Our expansion plans are based, in part, on our ability to acquire additional schools and have them certified by the DOE to participate in Title IV Programs. Our expansion plans take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions.

Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. DOE, most state education agencies and our accrediting commissions have standards pertaining to the change of control of schools, but these standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution's parent corporation. For a publicly traded corporation, DOE regulations provide that a change of control occurs in one of two ways: (a) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control or (b) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by the DOE.

A significant purchase or disposition of our common stock could be determined by the DOE to be a change of control under this standard. Most of the states and our accrediting commissions include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected school to reaffirm its state authorization or accreditation. The requirements to obtain such reaffirmation from the states and our accrediting commissions vary widely.

A change of control could occur as a result of future transactions in which our company or schools are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of your shares.

Opening Additional Schools and Adding Educational Programs. For-profit educational institutions must be authorized by their state education agencies and fully operational for two years before applying to the DOE to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable DOE eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and take into account the DOE's approval requirements.

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools. We do not believe that current DOE regulations will create significant obstacles to our plans to add new programs.

Some of the state education agencies and our accrediting commission also have requirements that may affect our schools' ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program. Our Edison school (including its branch campuses in Mt. Laurel, Paramus, Philadelphia, Center City and Plymouth Meeting) and our Somerville school (including its Lowell branch campus) are presently under financial review with the ACICS. Under financial review, the school is required to submit financial reports to the ACICS on a quarterly basis. While under financial review, an institution must obtain approval from the ACICS before applying to add a new non-main location and may be required to request permission to submit a new program application. Our Cincinnati (Vine Street), OH, Dayton, OH, and Franklin, OH, campuses are currently required to submit retention data to the ACICS. Any institution required to submit retention data to the ACICS may be required to obtain prior permission from the ACICS for the initiation of any new program. We do not believe that these standards will create significant obstacles to our expansion plans.

Administrative Capability. The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. These criteria require, among other things, that the institution:

    o    Complies with all applicable federal student financial aid regulations;
    o Has capable and sufficient personnel to administer the federal student financial aid programs;

    o Has acceptable methods of defining and measuring the satisfactory academic progress of its students;
    o Refers to the Office of the Inspector General any credible information indicating that any applicant, student, employee or agent of the school has been engaged in any fraud or other illegal conduct involving Title IV Programs;
    o    Provides financial aid counseling to its students; and
    o Submits in a timely manner all reports and financial statements required by the regulations.

Failure by an institution to satisfy any of these or other administrative capability criteria could cause the institution to lose its eligibility to participate in Title IV Programs, which would have a material adverse effect on our business and results of operations.

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the Federal Family Education Loan program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. None of our institutions have a Federal Family Education Loan cohort default rate above 25% for any of the three most recent fiscal years for which the DOE has published rates. Denver Automotive & Diesel College and New England Technical Institute are our only institutions participating in the Perkins program. Denver Automotive & Diesel College's cohort default rate was 22.7% for students scheduled to begin repayment in the 2003-2004 federal award year. The DOE has not provided any federal funds for Perkins loans to Denver Automotive & Diesel College. Denver Automotive & Diesel College continues to make loans out of its existing Perkins loan fund. As it was prior to when we acquired it, New England Technical Institute is provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that New England Technical Institute had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. New England Technical Institute's cohort default rate was 8.57% for students scheduled to begin repayment in the 2004-2005 federal award year.

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study. In order for ability to benefit students to be eligible for Title IV Program participation, the institution must comply with the ability to benefit requirements set forth in the Title IV Program requirements. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations also prohibit ability to benefit student enrollments from constituting 50% or more of the total enrollment of the institution. In 2005 the following schools were authorized to enroll "ability to benefit" applicants:
Southwestern College, New England Technical Institute, Union, Mahwah, Indianapolis, Melrose Park, Denver Auto Diesel College and CEI Marietta.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. In November 2002, the DOE published new regulations which attempt to clarify this so-called "incentive compensation rule." Failure to comply with the incentive compensation rule could result in loss of ability to participate in Title IV Programs or in fines or liabilities. We believe that our current compensation plans are in compliance with the Higher Education Act and the DOE's new regulations, although we cannot assure you that the DOE will not find deficiencies in our compensation plans.

Eligibility and Certification Procedures. Each institution must periodically apply to the DOE for continued certification to participate in Title IV Programs. The institution must also apply for recertification when it undergoes a change in ownership resulting in a change of control. The institution also may come under DOE review when it undergoes a substantive change that requires the submission of an application, such as opening an additional location or raising the highest academic credential it offers. The DOE agreed that the addition of the holding company to our ownership structure in 2003 would not constitute a change in ownership of our schools resulting in a change of control provided that certain conditions were met, including that the holding company execute the program participation agreement for each institution. See "Regulatory Environment--Reorganization" for a description of our reorganization in 2003. The holding company has executed a program participation agreement for each of our institutions.

The DOE may place an institution on provisional certification status if it determines that the institution does not fully satisfy certain administrative and financial standards or if the institution undergoes a change in ownership resulting in a change of control. The DOE may withdraw an institution's provisional certification with the institution having fewer due process protections than if it were fully certified. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds. Southwestern College received an executed provisional program participation agreement from the DOE. In connection with our acquisition of New England Technical Institute, we have received an executed temporary provisional program participation agreement from the DOE and are in the process of waiting for the executed PPA from the DOE.

All institutions are recertified on various dates for various amounts of time. The following table sets forth the expiration dates for each of our institutions' current program participation agreement:

                                                      Expiration Date of Current
                                                              Program
Institution                                            Participation Agreement
----------------------------------------------------  --------------------------
Allentown, PA                                         September 30, 2007
Columbia, MD                                          September 30, 2007
Philadelphia, PA                                      September 30, 2007
Denver, CO                                            December 31, 2009
Lincoln, RI                                           June 30, 2008
Nashville, TN                                         June 30, 2008
Somerville, MA                                        June 30, 2008
Edison, NJ                                            September 30, 2007
Union, NJ                                             September 30, 2007
Grand Prairie, TX                                     March 31, 2009
Indianapolis, IN                                      March 31, 2009
Melrose Park, IL                                      March 31, 2009
Dayton, OH                                            June 30, 2008*
New Britain, CT                                       March 31, 2009*

* Provisionally certified.

Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits, program reviews, and site visits by various regulatory agencies, including the DOE, the DOE's Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution's administration of Title IV Program funds. The institution must submit the resulting audit report to the DOE for review.

The DOE conducted a program review at Denver Automotive and Diesel College
(DADC) and issued an initial program review report in which it identified potential instances of noncompliance with DOE requirements. DADC has submitted an initial response to the report and is waiting for a response or determination from the DOE.

If one of our schools failed to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution on provisional certification and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE. The DOE has informed us that as a result of our recomputed composite scores for the 2001 and 2002 fiscal years, all of our current and future institutions have been placed on "Heightened Cash Monitoring, Type 1 status" for a period of three years effective December 30, 2004 and are required to timely notify the DOE with respect to certain enumerated oversight and financial events. The DOE has also informed us that these accounting charges will be taken into consideration when each of our institutions applies for recertification of its eligibility to participate in Title IV Programs.

An institution that is operating under "Heightened Cash Monitoring, Type 1 status," is required to credit student accounts before drawing down funds under Title IV Programs and to draw down funds in an amount no greater than the previous disbursement to students and parents. Additionally, the institution's compliance audit will be required to contain verification that this did occur throughout the year. In addition to the above, the DOE has required us to comply with certain requirements prescribed for institutions operating in "the zone," which is indicative of a composite score between 1.0 and 1.4. Those requirements include providing timely information regarding any of the following oversight and financial events:

    o Any adverse action, including a probation or similar action, taken against the institution by its accrediting agency;
    o Any event that causes the institution, or related entity to realize any liability that was noted as a contingent liability in the institution's or related entity's most recent audit financial statement;
    o    Any violation by the institution of any loan agreement;
    o Any failure of the institution to make a payment in accordance with its debt obligations that results in a creditor filing suit to recover funds under those obligations;
    o Any withdrawal of owner's equity from institution by any means, including declaring a dividend; or
    o Any extraordinary losses, as defined in accordance with Accounting Principles Board Opinion No. 30.

Operating under the zone requirements may also require the institution to submit its financial statement and compliance audits earlier than the date previously required and require the institution to provide information about its current operations and future plans. An institution that continues to fail to meet the financial responsibility standards set by the DOE or does not comply with the zone requirements may lose its eligibility to continue to participate in Title IV funding or it may be required to post irrevocable letters of credit, for an amount determined by the DOE that is not less than 50% of the Title IV Program funds received by the institution during its most recently completed fiscal year.

Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the DOE to limit, suspend or terminate the participation of the affected institution in Title IV Programs or to civil or criminal penalties. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no DOE proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions' participation in Title IV Programs.

We and our schools are also subject to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by third parties, such as present or former students or employees and other members of the public. If we are unable to successfully resolve or defend against any such complaint or lawsuit, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Moreover, even if we successfully resolve or defend against any such complaint or lawsuit, we may have to devote significant financial and management resources in order to reach such a result.

Lenders and Guaranty Agencies. In 2005, seven lenders provided funding to more than 97% of the students at the schools we owned during that year: Citibank Student Loan Corporation, AMS Trust, AmSouth Bank, Chase Education Finance, Sallie Mae Trust, Nelnet and Suntrust Bank. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the Higher Education Act requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

Our primary guarantors for Title IV loans are USA Group, a subsidiary of Sallie Mae, and New Jersey Higher Education Assistance Authority, an independent agency of the State of New Jersey. These two agencies currently guarantee a majority of the federally guaranteed student loans made to students enrolled at our schools. There are six other guaranty agencies that guarantee student loans made to students enrolled at our schools. We believe that other guaranty agencies would be willing to guarantee loans to our students if any of the guaranty agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, although there can be no assurances in this regard.

ITEM 1A. RISK FACTORS
         ------------

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risks Related to Our Industry
-----------------------------

Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding, which could affect our revenues and impose significant operating restrictions on us.

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the Higher Education Act of 1965, as amended, and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2005, we derived approximately 80% of our revenues, calculated on a cash basis, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

If any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, each of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs constitutes an event of default under our credit agreement, which we and our subsidiaries entered into with a syndicate of banks on February 15, 2005, which could result in the acceleration of all amounts then outstanding under our credit agreement. The various regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

If we or our eligible institutions do not meet the financial responsibility standards prescribed by the DOE, as has occurred in the past, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could significantly reduce our student population and revenues.

To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV Programs. Any obligation to post one or more letters of credit would increase our costs of regulatory compliance. Our inability to obtain a required letter of credit or limitations on, or termination of, our participation in Title IV Programs could limit our students' access to various government-sponsored student financial aid programs, which could significantly reduce our student population and revenues.

Each year, based on the financial information submitted by an eligible institution that participates in Title IV Programs, the DOE calculates three financial ratios for the institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined into a composite score to measure the institution's financial responsibility. As a result of the corrections of certain errors, including accounting for advertising costs, a sale leaseback transaction, rent and certain other individually insignificant adjustments, in our prior financial statements, the DOE recomputed our consolidated composite scores for the years ended December 31, 2001 and 2002 and concluded that the recomputed consolidated composite scores for those two years were below 1.0. In addition, we identified certain additional errors in our financial statements for the year ended December 31, 2003 relating to our accounting for stock-based compensation and accrued bonuses that did not result in a recomputation of our 2003 composite score. The DOE has informed us that as a result, for a period of three years effective December 30, 2004, all of our current and future institutions have been placed on "Heightened Cash Monitoring, Type 1 status," a less favorable Title IV fund payment system that requires us to credit student accounts before drawing down Title IV funds and to timely notify the DOE with respect to certain enumerated oversight and financial events. If we fail to comply with these requirements, we may lose our eligibility for continued participation in Title IV Programs or may be required to post irrevocable letters of credit. We expect that the DOE will also consider our audited financial statements and composite scores for our most recent fiscal year as well as for other fiscal years after 2001 and 2002 when each of our institutions is next required to apply for recertification to participate in Title IV Programs. Additionally, since the DOE concluded that the previously computed composite scores for 2001 and 2002 were overstated, we agreed to pay $165,000 to the DOE pursuant to a settlement agreement with respect to compliance issues related to this matter. We paid this amount on March 3, 2005.

Based on our calculation the 2005 financial statements reflect a composite score of 2.5.

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. These criteria require, among other things, that the institution:

    o    Comply with all applicable Title IV regulations;

    o    Have capable and sufficient personnel to administer Title IV Programs;

    o Have acceptable methods of defining and measuring the satisfactory academic progress of its students;o Provide financial aid counseling to its students;

    o    Provide financial aid counselling to its students; and

    o Submit in a timely manner all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:

    o    Require the repayment of Title IV funds;

    o Impose a less favorable payment system for the institution's receipt of Title IV funds;

    o    Place the institution on provisional certification status; or

    o Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding. A decrease in Title IV funding could adversely affect our revenues, as we received approximately 80% of our revenues (calculated on a cash basis of accounting) from Title IV Programs in 2005.

We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

A school participating in Title IV Programs may not provide any commission, bonus or other incentive payment based on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

If our schools do not maintain their state authorizations and their accreditation, they may not participate in Title IV Programs, which could adversely affect our student population and revenues.

An institution that grants degrees, diplomas or certificates must be authorized by the appropriate education agency of the state in which it is located and, in some cases, other states. Requirements for authorization vary substantially among states. The school must be authorized by each state in which it is physically located in order for its students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our schools from the education agency of the state in which the school is located would end that school's eligibility to participate in Title IV Programs and could cause us to close the school.

A school must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution, including achieving and maintaining stringent retention, completion and placement outcomes. Certain states require institutions to maintain accreditation as a condition of continued authorization to grant degrees. The Higher Education Act requires accrediting commissions recognized by the DOE to review and monitor many aspects of an institution's operations and to take appropriate disciplinary action when the institution fails to comply with the accrediting agency's standards. Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches.

Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs were too high, which could reduce our student population and revenues.

Each of our institutions would immediately lose its eligibility to participate in Title IV Programs if it derived more than 90% of its revenues (calculated on a cash basis) from those programs in any fiscal year as calculated in accordance with DOE regulations. Any institution that violates this rule is ineligible to apply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues in fiscal year 2005, and our institution with the highest percentage received approximately 86.4% of its revenues, from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, which could result in the acceleration of any indebtedness then outstanding under our credit agreement, and would also adversely affect our students' access to various government-sponsored student financial aid programs, which could reduce our student population and revenues. These calculations are required to be made on a cash basis of accounting.

Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution of higher education, such as each of our institutions, loses its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. If any of our institutions exceeds the official student loan default rates published by the DOE, it will lose eligibility to participate in Title IV Programs. That loss would adversely affect our students' access to various government-sponsored student financial aid programs, which could reduce our student population and revenues.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV Program funds for students who withdraw before completing their educational program, which could increase our cost of regulatory compliance and decrease our profit margin.

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been credited to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 30 days of the date the institution determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or may be otherwise sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. One of our schools, Southwestern College, made late returns of Title IV Program funds in excess of the DOE's prescribed threshold. As a result, in accordance with DOE regulations, we submitted a letter of credit in favor of the DOE in the amount of $28,400. Another of our schools, Nashville Auto-Diesel College, made late returns of Title IV Program funds in excess of the DOE's prescribed threshold during periods that predated our acquisition of that school. As a result, in accordance with DOE regulations, we submitted a letter of credit in favor of the DOE in the amount of $327,000. Based on the absence of late returns of Title IV Program funds in excess of the DOE's prescribed thresholds in Nashville Auto-Diesel College's compliance audits for the 2002 fiscal year after our acquisition and for the 2003 fiscal year, we were allowed to have this letter of credit expire in accordance with its terms in March 2004. We could be required to provide letters of credit in favor of the DOE in the future if any of our institutions makes late returns of Title IV Program funds in excess of the DOE's prescribed thresholds, which could increase our cost of regulatory compliance.

If regulators do not approve our acquisition of a school that participates in Title IV Programs, the acquired school would no longer be permitted to participate in Title IV Programs, which could impair our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school.

If we acquire a school that participates in Title IV Programs, we must obtain approval from the DOE and applicable state education agencies and accrediting commissions in order for the school to be able to continue operating and participating in Title IV Programs. An acquisition can result in the temporary suspension of the acquired school's participation in Title IV Programs unless we submit to the DOE a timely and materially complete application for recertification and the DOE issues a temporary provisional program participation agreement. If we were unable to timely re-establish the state authorization, accreditation or DOE certification of the acquired school, our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school could be impaired. Southwestern College received an executed provisional program participation agreement from the DOE. In connection with our acquisition of New England Technical Institute, that institution received an executed temporary provision program participation agreement. We are in the process of obtaining final approval of that acquisition from the DOE. We expect the DOE approval issued to New England Technical Institute at the conclusion of the pending change in ownership approval process to be provisional.

If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.

If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commissions or the DOE, we or the affected schools must seek the approval of the relevant regulatory agencies in order for us or the acquired school to participate in Title IV Programs. Transactions or events that constitute a change of control include significant acquisitions or dispositions of our common stock or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from any state in which our schools are located or other states as the case may be, our accrediting commissions or the DOE could impair or result in the termination of our accreditation, state licensure or ability to participate in Title IV Programs. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for your shares of our common stock and could have an adverse effect on the market price of your shares.

Congress may change the law or reduce funding for Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Recently, Congress temporarily extended the provisions of the Higher Education Act, or HEA, pending completion of the formal reauthorization process. In February 2006, Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. We believe that, in 2006, Congress will either complete the reauthorization of the HEA or further extend additional provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the HEA, but at this time we cannot predict all of the changes the Congress will ultimately make. Approximately 80% of our revenues in 2005 (calculated on a cash basis of accounting) were derived from Title IV programs. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and revenues. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profit margin.

In addition current requirements for student and school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. If we cannot comply with the provisions of the Higher Education Act, as they may be revised, or if the cost of such compliance is excessive, our revenues or profit margin could be adversely affected.

Regulatory agencies or third parties may conduct compliance reviews, bring claims or initiate litigation against us. If the results of these reviews or claims are unfavorable to us, our results of operations and financial condition could be adversely affected.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. The DOE conducted a program review at DADC and issued an initial program review report in which it identified potential instances of noncompliance with DOE requirements. DADC has submitted an initial response to the report and is waiting for a response or determination from the DOE.

Risks Related to Our Business
-----------------------------

If we fail to effectively manage our growth, we may incur higher costs and expenses than we anticipate in connection with our growth.

We have experienced a period of significant growth since 1999. Our continued growth has strained and may in the future strain our management, operations, employees or other resources. We will need to continue to assess the adequacy of our staff, controls and procedures to meet the demands of our continued growth. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that likely will increase our expected costs.

We may not be able to successfully integrate acquisitions into our business, which may adversely affect our results of operations and financial condition.

Since 1999, we have acquired a number of schools and we may continue to grow our business through acquisitions. The anticipated benefits of an acquisition may not be achieved unless we successfully integrate the acquired school or schools into our operations and are able to effectively manage, market and apply our business strategy to any acquired schools. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities and our ability to control costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. The difficulties of integration may initially be increased by the necessity of integrating personnel with disparate business backgrounds and corporate cultures. Management's focus on the integration of acquired schools and on the application of our business strategy to those schools could interrupt or cause loss of momentum in our other ongoing activities.

Failure on our part to establish and operate additional schools or campuses or effectively identify suitable expansion opportunities could reduce our ability to implement our growth strategy.

As part of our business strategy, we anticipate opening and operating new schools or campuses. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote other resources that are different, and in some cases greater than those required with respect to the operation of acquired schools.

To open a new school or campus, we would be required to obtain appropriate state and accrediting commission approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal Title IV Program funding, a new school or campus would have to be certified by the DOE and would require federal authorization and approvals. In the case of entirely separate, freestanding U.S. schools, a minimum of two years' operating history is required to be eligible for Title IV Program funding. We cannot be sure that we will be able to identify suitable expansion opportunities to maintain or accelerate our current growth rate or that we will be able to successfully integrate or profitably operate any new schools or campuses. Additionally, we began offering online degree completion courses in mid-2004 and we expect to launch our 100% online initiatives in June 2006. We have not previously offered courses online and, accordingly, these programs may not be successful. A failure by us to effectively identify suitable expansion opportunities and to establish and manage the operations of newly established schools or online offerings could slow our growth and make any newly established schools or our online programs unprofitable or more costly to operate than we had planned.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, information technology, or IT, skilled trades and healthcare industries. Accordingly, educational programs at our schools must keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our competitors or as quickly as employers demand. If we are unable to adequately respond to changes in market requirements due to financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, our placement rates could suffer and our revenues could be adversely affected.

In addition, if we are unable to adequately anticipate the requirements of the employers we serve, we may offer programs that do not teach skills useful to prospective employers or students seeking a technical or career-oriented education which could affect our placement rates and our ability to attract and retain students, causing our revenues to be adversely affected.

We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.

Our success has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience within the post-secondary education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. Due to the nature of our business, we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. Furthermore, we do not currently carry "key man" life insurance on any of our employees. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have an adverse effect on our ability to operate our business efficiently and to execute our growth strategy.

If we are unable to hire, retain and continue to develop and train our employees responsible for student recruitment, the effectiveness of our student recruiting efforts would be adversely affected.

In order to support revenue growth, we need to hire new employees dedicated to student recruitment and retain and continue to develop and train our current student recruitment personnel. Our ability to develop a strong student recruiting team may be affected by a number of factors, including our ability to integrate and motivate our student recruiters; our ability to effectively train our student recruiters; the length of time it takes new student recruiters to become productive; regulatory restrictions on the method of compensating student recruiters; the competition in hiring and retaining student recruiters; and our ability to effectively manage a multi-location educational organization. If we are unable to hire, develop or retain our student recruiters, the effectiveness of our student recruiting efforts would be adversely affected.

Competition could decrease our market share and cause us to lower our tuition rates.

The post-secondary education market is highly competitive. Our schools compete for students and faculty with traditional public and private two-year and four-year colleges and universities and other proprietary schools, many of which have greater financial resources than we do. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial resources not available to for-profit schools. Some of our competitors also have substantially greater financial and other resources than we have which may, among other things, allow our competitors to secure strategic relationships with some or all of our existing strategic partners or develop other high profile strategic relationships or devote more resources to expanding their programs and their school network, all of which could affect the success of our marketing programs. In addition, some of our competitors already have a more extended or dense network of schools and campuses than we do, enabling them to recruit students more effectively from a wider geographic area. If we are unable to compete effectively with these institutions for students, our student enrollments and revenues will be adversely affected.

We may be required to reduce tuition or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our market share, revenues and operating margin may be decreased. We cannot be sure that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not adversely affect our revenues and profitability.

Our financial performance depends in part on our ability to continue to develop awareness and acceptance of our programs among high school graduates and working adults looking to return to school.

The awareness of our programs among high school graduates and working adults looking to return to school is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase our revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

    o    Student dissatisfaction with our programs and services;
    o    Diminished access to high school student populations;
    o Our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and
    o Our inability to maintain relationships with automotive, diesel, healthcare, skilled trades and IT manufacturers and suppliers.

If students fail to pay their outstanding balances, our profitability will be adversely affected.

We offer a variety of payment plans to help students pay the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability.

An increase in interest rates could adversely affect our ability to attract and retain students.

Interest rates have reached historical lows in recent years, creating a favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Therefore, any future increase in interest rates will result in a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation, which could result in a reduction in our student population.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

Our results of operations fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters than in the remainder of the year because fewer new students start during the summer months. Our expenses, however, do not generally vary at the same rate as changes in our student population and revenues and, as a result, do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased enrollments of adult students. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

We cannot predict our future capital needs, and if we are unable to secure additional financing when needed, our operations and revenues would be adversely affected.

We may need to raise additional capital in the future to fund our operations, expand our markets and program offerings or respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available to us on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations and, even if we are able to continue our operations, our ability to increase student enrollments and revenues would be adversely affected.

Our schools' failure to comply with environmental laws and regulations governing our activities could result in financial penalties and other costs which could adversely impact our results of operations.

We use hazardous materials at some of our schools and generate small quantities of waste, such as used oil, antifreeze, paint and car batteries. As a result, our schools are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. In the event we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties which could adversely impact our results of operations.

Approximately 29% of our schools are concentrated in the states of New Jersey and Pennsylvania and a change in the general economic or regulatory conditions in these states could increase our costs and have an adverse effect on our revenues.

As of December 31, 2005, we operated 34 campuses in 15 states. Ten of those schools are located in the states of New Jersey and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

The number of lenders and financial institutions that make federally guaranteed student loans and that guarantee Title IV loans is relatively small. The loss of any of these lenders or guarantors could cause a material adverse effect on our revenues.

In 2005, seven lenders provided funding to more than 97% of the students at the schools we owned. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, we cannot assure you that there are other lenders who would make federally guaranteed loans to our students. If such alternative lenders were not forthcoming, our enrollment and our results of operations could be materially and adversely affected.

In addition, the primary guarantors for the Title IV loans of our students are USA Group, a subsidiary of Sallie Mae, and New Jersey Higher Education Assistance Authority, an independent agency of the State of New Jersey. These two agencies currently guarantee a majority of the federally guaranteed student loans made to students enrolled at our schools. There are six other guaranty agencies that guarantee student loans made to students enrolled at our schools. We believe that other guaranty agencies would be willing to guarantee loans to our students if any of these guarantee agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee; however, if we cannot find other guarantors, our enrollment and our revenues could be materially and adversely affected.

Anti-takeover provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and New Jersey law could discourage a change of control that our stockholders may favor, which could negatively affect our stock price.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and applicable provisions of the New Jersey Business Corporation Act may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. For example, applicable provisions of the New Jersey Business Corporation Act may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of five years after the person becomes an interested stockholder. Furthermore, our amended and restated certificate of incorporation and amended and restated bylaws:

o authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

o prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

o require super-majority voting to effect amendments to certain provisions of our amended and restated certificate of incorporation;

o limit who may call special meetings of both the board of directors and stockholders;

o prohibit stockholder action by non-unanimous written consent and otherwise require all stockholder actions to be taken at a meeting of the stockholders;

o establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders' meetings; and

o require that vacancies on the board of directors, including newly created directorships, be filled only by a majority vote of directors then in office.

We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common stockholders.

Our amended and restated certificate of incorporation permits us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our stockholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving common stockholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

Our principal stockholder owns a large percentage of our voting stock which allows it to control substantially all matters requiring shareholder approval.

Stonington Partners Inc. II, or Stonington, our principal stockholder, directly or indirectly holds approximately 72% of our outstanding shares. Accordingly, it controls us through its ability to determine the outcome of the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership positions of this stockholder may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our board of directors. In addition, two members of our board of directors are partners of Stonington. As a result, Stonington has an added ability to influence certain matters, such as determining compensation of our executive officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

Not applicable.

ITEM 2.  PROPERTIES
         ----------

We lease all of our facilities, except for our former Indianapolis, Indiana campus, our Nashville, Tennessee campus, our new Grand Prairie, Texas campus and our Cincinnati (Tri-County) campus, which we own. Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and Grand Prairie, Texas) are also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. All of our existing leases expire between March 2006 and August 2023, with the exception of one lease representing a total of 3,000 square feet that we lease on a month-to-month basis.

The following table provides information relating to our facilities as of December 31, 2005, including our corporate offices:

                                                                                                  Approximate
                                                                                                    Square
Location                                                              Brand                         Footage
---------------------------------------------------   --------------------------------------   -----------------
Union, New Jersey                                          Lincoln Technical Institute                    56,000
Mahwah, New Jersey                                         Lincoln Technical Institute                    79,000
Allentown, Pennsylvania                                    Lincoln Technical Institute                    26,000
Philadelphia, Pennsylvania                                 Lincoln Technical Institute                    30,000
Columbia, Maryland                                         Lincoln Technical Institute                    91,000
Indianapolis, Indiana(1)                                   Lincoln Technical Institute                   182,000
Melrose Park, Illinois                                     Lincoln Technical Institute                    67,000
Grand Prairie, Texas                                       Lincoln Technical Institute                   146,000
Queens, New York                                           Lincoln Technical Institute                    48,000
Denver, Colorado                                        Denver Automotive & Diesel College                78,000
Nashville, Tennessee                                      Nashville Auto-Diesel College                  278,000
Edison, New Jersey                                              Cittone Institute                         64,000
Mt. Laurel, New Jersey                                          Cittone Institute                         26,000
Philadelphia, Pennsylvania                                      Cittone Institute                         29,000
Northeast Philadelphia, Pennsylvania                            Cittone Institute                         25,000
Plymouth Meeting, Pennsylvania                                  Cittone Institute                         30,000
Paramus, New Jersey                                             Cittone Institute                         27,000
Brockton, Massachusetts                                     Career Education Institute                    10,000
Lincoln, Rhode Island                                       Career Education Institute                    40,000
Lowell, Massachusetts                                       Career Education Institute                    20,000
Somerville, Massachusetts                                   Career Education Institute                    33,000
Norcross, Georgia                                           Career Education Institute                    27,000
Marietta, Georgia                                           Career Education Institute                    30,000
Henderson, Nevada                                           Career Education Institute                    27,000
Dayton, Ohio                                                   Southwestern College                        9,000
Franklin, Ohio                                                 Southwestern College                       14,000
Cincinnati, Ohio                                               Southwestern College                       10,000
Cincinnati (Tri-County), Ohio                                  Southwestern College                       17,000
Florence, Kentucky                                             Southwestern College                       11,000
West Orange, New Jersey                                         Corporate Offices                         41,000
New Britain, Connecticut                                 New England Technical Institute                  36,000
Cromwell, Connecticut                                    New England Technical Institute                  12,000
Hamden, Connecticut                                      New England Technical Institute                  13,000
Shelton, Connecticut                                     New England Technical Institute                  37,000
Las Vegas, Nevada                                               Euphoria Institute                        18,000





Henderson, Nevada                                               Euphoria Institute                        11,000

(1) Our Indianapolis, Indiana school is currently comprised of two facilities: a 55,900 square foot facility that we own and a 126,000 square foot facility that we lease.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

                                    PART II.



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ----------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------

Market for our Common Stock
Our common stock has been listed on the NASDAQ National Market under the symbol "LINC" since June 23, 2005 upon our initial public offering. Prior to that time, there was no public market for our common stock.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the NASDAQ, for the periods indicated.


                                                                                              Price Range of
                                                                                               Common Stock
                                                                                           ----------------------

                                                                                             High         Low
                                                                                           ----------   ---------
 Fiscal Year Ended December 31, 2005:
     First Quarter                                                                         $      --    $     --
     Second Quarter                                                                        $   20.25    $  19.11
     Third Quarter                                                                         $   21.00    $  11.67
     Fourth Quarter                                                                        $   15.01    $  11.80

The closing price of our common stock as reported by the NASDAQ on March 24, 2006, was $17.14 per share. As of March 24, 2006, there were approximately 50 stockholders of record of our common stock.

Dividend Policy
No cash dividends were declared or paid in 2005. We anticipate retaining all available funds to finance future internal growth. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance under Equity Compensation Plans
Lincoln Educational Services has various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2005, is as follows:


                                               (a)                              (b)                         (c)
                                                                                                     Number of securities
                                                                                                    remaining available for
                                     Number of Securities to              Weighted-average           future issuance under
                                     be issued upon exercise             exercise price of         equity compensation plans
                                     of outstanding options,            outstanding options          (excluding securities
Plan Category                          warrants and rights              warrants and rights         reflected in column (a))
-------------                          -------------------              -------------------         ------------------------
Equity compensation plans
   approved by security holders                  1,839,173             $               7.26                        1,186,807
Equity compensation plans not
   approved by security holders                         --                               --                               --
Total                                            1,839,173             $               7.26                        1,186,807

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                         SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included in Part II. Item 8 of this filing. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2005 have been derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2002 and 2001 and historical consolidated balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our consolidated financial information not included in this Form 10-K. Our historical results are not necessarily indicative of our future results.


                                                                Year Ended December 31,
                                          --------------------------------------------------------------------
                                              2005         2004          2003          2002           2001
                                              ----         ----          ----          ----           ----
                                                         (In thousands, except per share amounts)
Statement of Operations Data:
Revenues                                  $    299,221 $     261,233 $     198,574 $     139,201 $      105,738
Costs and expenses:
   Educational services and facilities(1)      121,524       104,843        85,201        66,580         52,952
   Selling, general and administrative(2)      145,194       130,941        97,714        71,753         59,019
   (Gain) loss on sale of assets                    (7)          368           (22)       (1,082)            --

   Total costs and expenses                    266,711       236,152       182,893       137,251        111,971
                                          ------------ ------------- ------------- -------------- -------------

Operating income (loss)                         32,510        25,081        15,681         1,950         (6,233)
Other:
   Gain on sale of securities                       --            --           211            --             --
   Interest income                                 775           104           133           212            310
   Interest expense(3)                          (2,892)       (3,007)       (2,758)       (2,937)        (1,664)
   Other income                                    243            42           307            --             --
                                          ------------ ------------- ------------- -------------- -------------
Income (loss) before income taxes               30,636        22,220        13,574          (775)        (7,587)
Provision (benefit) for income taxes            11,927         9,242         5,355          (101)        (2,942)

Net income (loss)                         $     18,709 $      12,978 $       8,219 $        (674) $      (4,645)
                                          ============ ============= ============= ============== =============

Income (loss) share:
   Basic                                  $       0.80 $        0.60 $        0.38 $       (0.03) $       (0.22)
                                          ============ ============= ============= ============== =============
   Diluted                                        0.76          0.56          0.37         (0.03)         (0.22)
                                          ============ ============= ============= ============== =============
Weighted average shares:
   Basic                                        23,475        21,676        21,667        21,662         21,355
   Diluted                                      24,503        23,095        22,364        21,662         21,355
Other Data:
Capital expenditures                      $     22,621$       23,813  $     13,154  $      3,598  $       7,322
Depreciation and amortization                   13,064        10,749         9,879         7,201          5,474
Number of campuses                                  34            28            23            23             23
Average student population                      17,869        16,266        12,487         9,155          7,203
Balance Sheet Data:
Cash and cash equivalents                 $     50,257 $      41,445  $     48,965  $     11,079  $       7,400





Working capital (deficit)(4)                     9,285         4,570        13,402       (11,287)       (12,710)
Total assets                                   214,792       162,729       139,355        92,562         89,119
Total debt(5)                                   10,768        46,829        43,060        22,682         26,596
Total shareholders' equity                     135,990        58,086        42,924        33,905         34,096


(1) Educational services and facilities expenses includes a charge of $0.2 million for the year ended December 31, 2005 related to catch-up depreciation resulting from the reclassification of our property in Indianapolis, Indiana from property held for sale to property, equipment and facilities as of September 30, 2005.

(2) Selling, general and administrative expenses includes (a) a $2.1 million charge for the year ended December 31, 2004 to give effect to the one-time write-off of deferred offering costs, (b) compensation costs of approximately $1.3 million, $1.8 million, $0.8 million and $0.5 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, related to the adoption of SFAS No. 123R, "Share Based Payment," (c) a $0.7 million one-time non-cash charge for the year ended December 31, 2004 related to the timing of rent expense for our schools during the period of construction of leasehold improvements and to align the depreciation lives of our leasehold improvements to the terms of our noncancellable leases, including renewal options, and (d) a $0.5 million write-off for the year ended December 31, 2005 resulting from our decision not to purchase the site we had considered for expansion of our facility in Philadelphia, Pennsylvania.

(3) Interest expense includes a $0.4 million non-cash charge for the year ended December 31, 2005 resulting from the write-off of deferred finance costs under our old credit agreement.

(4) Working capital (deficit) is defined as current assets less current liabilities.

(5) Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five year period ended December 31, 2005 incurred in connection with a sale-leaseback transaction as further described in Note 9 to the consolidated financial statements included Part II Item 8 of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

You should read the following discussion together with the "Selected Financial Data," "Forward Looking Statements" and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under "Risk Factors," "Forward Looking Statements" and elsewhere in this Form 10-K.

GENERAL
-------

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, allied health, skilled trades, business and information technology and spa and culinary. As of December 31, 2005, we enrolled 17,602 students at our 34 campuses across 15 states. Our campuses primarily attract students from their local communities and surrounding areas, although our four destination schools attract students from across the United States, and in some cases, from abroad. We continue to expand our product offerings. In the third quarter of 2005, we received approval to offer our new medical coding and billing program at thirteen of our campuses which was introduced at 10 campuses by December 31, 2005. In addition, we completed a 14,000 square foot addition to our Marietta, Georgia campus in June 2005, which enables us to offer a new program, Electronic Systems Technician, as well as additional capacity for allied health programs.

From 1999 through December 31, 2005, we obtained fifteen additional schools through our acquisitions of Denver Automotive & Diesel College in 2000 (one school), Career Education Institute in 2001 (two schools), Nashville Auto-Diesel College in 2003 (one school) and Southwestern College in 2004 (five schools), New England Technical Institute (four schools) in January 2005, and Euphoria Institute of Beauty Arts and Sciences (two schools) in December 2005. Our campuses, a majority of which serve major metropolitan markets, are located throughout the United States. Four of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools with the exception of Euphoria are nationally accredited and are eligible to participate in federal financial aid programs. Southwestern College received an executed provisional program participation agreement from the DOE. New England Technical Institute has received an executed temporary provisional program participation agreement from the DOE.

Our revenues consist primarily of student tuition and fees derived from the programs we offer and are presented as revenues after reductions related to scholarships and refunds for students who withdraw from our programs prior to specified dates. We recognize revenues from tuition and one-time fees, such as application fees, ratably over the length of a program, including internships or externships that take place prior to graduation. We also earn revenues from our bookstores, dormitories, cafeterias and contract training services. These non-tuition revenues are recognized upon delivery of goods or as services are performed and represent less than 10% of our revenues.

Tuition varies by school and by program and on average we increase tuition once a year by 2% to 5%. Our ability to raise tuition is influenced by the demand for our programs and by the rate of tuition increase at other post-secondary schools. If historical trends continue, we expect to be able to continue to raise tuition annually at comparable rates.

We have historically enjoyed strong revenue growth as we have grown both organically and from acquisitions over the last several years. Our revenues have increased 14.5% and 31.6%, in 2005 and 2004 respectively, over the prior years as we grew from 23 campuses at December 31, 2003 to 34 campuses at December 31, 2005. During this same time period our average student population increased from 12,487 as of December 31, 2003 to 17,869 as of December 31, 2005. While we expect to be able to continue to increase our revenues and enrollments in the foreseeable future as a result of both organic growth and strategic acquisitions, we can give no assurance as to our ability to continue to increase our revenues at historical rates and expect our rate of revenue increases to moderate over time as we become a larger and more mature company.

Our operating expenses are also a function of our revenue growth. Our educational services and facilities expenses and selling, general and administrative expenses as a percentage of revenue have decreased over time as our revenues has increased. Educational services and facilities expenses have decreased as a percentage of revenue from 42.9% in 2003 to 40.6% in 2005 and selling, general and administrative expenses have decreased as a percentage of revenues from 49.2% in 2003 to 48.5% in 2005. We expect that in the future these expenses will continue to decline slightly as a percentage of revenues as we achieve better operating efficiencies and utilization at our schools.

Our revenues are directly dependent on our average number of students enrolled and the particular courses they are taking. Our enrollment is influenced by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our programs range from 14 to 108 weeks and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs. As more of our schools receive approval to offer associate degree programs, which are longer than our diploma degree programs, we would expect our average enrollments and the average length of stay of our students to increase.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2005.

We extend credit for tuition and fees to many of our students that are in attendance in our campuses. In addition, we also participate in a private recourse lending agreement with SLM Financial Corporation where we have credit risk for student loan defaults up to 30% of funds disbursed under the agreement. The agreement has a disbursement limit of $6 million. Our credit risk is mitigated through the student's participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. For the three years ended December 31, 2005 our bad debt expense as a percentage of revenues was 3.7%, 3.5% and 3.7%, respectively.

All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.

Based on our calculations, our audited financial statements for the 2005 and 2004 fiscal years reflect a composite score of 2.5 and 1.8, respectively. The DOE has confirmed that we received a passing composite score of 1.5 or more for the 2003 fiscal year. The DOE has not yet reviewed our financial statements for the 2004 fiscal year. However, as a result of the corrections of certain errors, including accounting for advertising costs, a sale leaseback transaction, rent and certain other individually insignificant adjustments, in our prior financial statements, the DOE recomputed our consolidated composite scores for the years ended December 31, 2001 and 2002 and concluded that the recomputed consolidated composite scores for those two years were below 1.0. In addition, we identified certain additional errors in our financial statements for the year ended December 31, 2003 relating to our accounting for stock-based compensation and accrued bonuses that did not result in a recomputation of our 2003 composite score. The DOE has informed us that as a result, for a period of three years effective December 30, 2004, all of our current and future institutions have been placed on "Heightened Cash Monitoring, Type 1 status." As a result, we are subject to a less favorable Title IV fund payment system that requires us to credit student accounts before drawing down Title IV funds and are also required to timely notify the DOE with respect to certain enumerated oversight and financial events. The DOE also informed us that these corrections will be taken into consideration when each of our institutions applies for recertification of its eligibility to participate in Title IV Programs. When each of our institutions is next required to apply for recertification to participate in Title IV Programs, we expect that the DOE will also consider our audited financial statements and composite scores for our most recent fiscal year as well as for other fiscal years after 2001 and 2002. Additionally, since the DOE concluded that the previously computed composite scores for 2001 and 2002 were overstated, we agreed to pay $165,000 to the DOE, pursuant to a settlement agreement, with respect to compliance issues related to this matter. We paid this amount on March 3, 2005.

Although no assurance can be given, we do not believe that the actions of the DOE specified above will have a material effect on our financial position, results of operations or cash flows since we have always operated our business in a manner similar to an institution operating under "Heightened Cash Monitoring, Type 1 status" and accordingly, it has been our policy to credit student accounts before drawing down Title IV funds. We also do not believe the additional reporting requirements will cause an undue burden on our operations.

An institution is required to operate under "Heightened Cash Monitoring, Type 1 status," if it has a composite score between 1.0 and 1.4. If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility and, as a condition of Title IV Program participation, the institution may be required to, among other things, post a letter of credit in an amount of at least 10 to 50 percent of the institution's annual Title IV Program participation for its most recent fiscal year. A composite score under
1.0 in any future year could have an adverse effect on our operations and would result in a default under our new credit agreement and could result in an acceleration of the debt under our new credit agreement.

The operating expenses associated with an existing school do not increase proportionally as the number of students enrolled at the school increases. We categorize our operating expenses as (1) educational services and facilities and
(2) selling, general and administrative.

    o Major components of educational services and facilities expenses include faculty compensation and benefits, expenses of books and tools, facility rent, maintenance, utilities, depreciation and amortization of property and equipment used in the provision of education services and other costs directly associated with teaching our programs and providing educational services to our students.

    o Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services (such as executive management and school management, finance and central accounting, legal, human resources and business development), marketing and student enrollment expenses (including compensation and benefits of personnel employed in sales and marketing and student admissions), costs to develop curriculum, costs of professional services, bad debt expense, rent for our corporate headquarters, depreciation and amortization of property and equipment that is not used in the provision of educational services and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred.

We use advertising to attract a substantial portion of our yearly student enrollments. While we utilize a mix of different advertising mediums, including television, internet and direct mail, we rely heavily on television advertising. The cost of television advertising has been increasing faster than the pace of student tuition increases and the cost of living index. Continued increases in the cost of television advertising may have a material impact on our operating margins.

Costs associated with the implementation of our student management and reporting system have increased over the last year as we began to implement a new student management and reporting system. We expect the roll-out of this system to continue through the remainder of 2006 and the first half of 2007. We believe that the investment in our student management and reporting system will improve services to students and our ability to integrate new schools into our operations, if and when new schools are opened or acquired. We anticipate that the cost to complete the continued roll-out of our new student management and reporting system will be approximately $1.5 million. We anticipate funding these costs with cash provided by operating activities and cash on hand or alternatively with borrowings under our credit agreement. Included in selling, general and administrative expenses are costs related to this roll out of approximately $1.8 million, $0.5 and $0.0, respectively for the three years ended December 31, 2005.

Costs related to building or developing new facilities are expensed as incurred, except for related capital expenditures. Costs related to our start up facility in Queens, New York, which will open March 27, 2006 were approximately $1.6 million, $0.1 and $0.0, for the three years in the period ended December 31, 2005.

Additional costs for legal and accounting services, compliance with Sarbanes-Oxley Act regulations and other annual costs of doing business as a public company were approximately $0.7 million for the year ended December 31, 2005.

ACQUISITIONS
------------

Acquisitions have been, and will continue to be, a component of our growth strategy. We have a team of professionals who conduct financial, operational and regulatory due diligence as well as a team that integrates acquisitions with our policies, procedures and systems.

On January 11, 2005 we acquired the rights, title and interest in the assets used in the conduct and operation of New England Technical Institute for $18.8 million including costs related to the acquisition. This acquisition was funded by borrowings under our existing credit facility. New England Technical Institute operates four schools in New Britain, Hamden, Shelton and Cromwell, Connecticut.

On December 1, 2005 we acquired the rights, title and interest in the assets used in the conduct and operation of Euphoria Institute LLC for $9.0 million including costs related to the acquisition. This acquisition was funded by operations. Euphoria Institute LLC operates two schools in Henderson and Las Vegas, Nevada.

In addition, we currently have an executed letter of intent outstanding with respect to a potential acquisition of a single school. The letter of intent is non-binding and is subject to the satisfaction of a number of conditions precedent prior to the consummation of the acquisition, including the completion of due diligence and the negotiation and the execution of a definitive purchase agreement. Although the negotiation of the definitive purchase agreement with respect to this acquisition is in the final stages and we expect to have a definitive purchase agreement executed shortly, we cannot assure you that the consummation of this acquisition will actually occur.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our discussions of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, income taxes and certain accruals. Actual results could differ from those estimates. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

Allowance for uncollectible accounts. Based upon experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables. We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts. In establishing our allowance for uncollectible accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Our bad debt expense as a percentage of revenues for the years ended December 31, 2005, 2004 and 2003 was 3.7%, 3.5% and 3.7%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2005, 2004 and 2003 would have resulted in an increase in bad debt expense of $2.9 million, $2.5 million and $1.9 million, respectively.

Because a substantial portion of our revenues is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs or the ability of our students or schools to participate in Title IV Programs could have a material effect on the realizability of our receivables.

Goodwill. We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

Goodwill represents a significant portion of our total assets. As of December 31, 2005, goodwill represented approximately $59.5 million, or 27.7%, of our total assets. At December 31, 2005, we tested our goodwill for impairment utilizing a market capitalization approach and determined that we did not have an impairment.

Stock-based compensation. We currently account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, "Share Based Payment." Effective January 1, 2004, we elected to change our accounting policies from the use of the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Based Compensation" to the fair value-based method of accounting for options as prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation". As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transitions and Disclosure--an amendment to SFAS Statement No. 123," we elected to retroactively restate all periods presented. Because no market for our common stock existed, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, forecasted future operating results, and our expected valuation in an initial public offering.

Prior to our initial public offering, we valued the exercise price of options issued to employees using a market based approach. This approach took into consideration the value ascribed to our competitors by the market. In determining the fair value of an option at the time of grant, we reviewed contemporaneous information about our peers, which included a variety of market multiples, including, but not limited to, revenue, EBITDA, net income, historical growth rates and market/industry focus. During 2004, the value we ascribed to stock options granted was based upon our anticipated initial public offering as well as discussions with our investment advisors. Due to the number of peer companies in our sector, we believed using public company comparisons provided a better indication of how the market values companies in the for-profit post secondary education sector.

During 2005, we adopted the provisions of SFAS No. 123R, "Share Based Payment". The adoption of SFAS No. 123R did not have a material impact on our financial statements.

Bonus costs. We accrue the estimated cost of our bonus programs using current financial and statistical information as compared to targeted financial achievements and actual student graduate outcomes. Although we believe our estimated liability recorded for bonuses is reasonable, actual results could differ and require adjustment of the recorded balance.

Results of Operations for the Three Years Ended December 31, 2005

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicate:

                                                                           Year Ended December 31,
                                                                        -------------------------------
                                                                         2005        2004       2003
                                                                        --------    -------    --------
Revenues                                                                   100.0%     100.0%      100.0%
Costs and expenses:
    Educational services and facilities                                     40.6       40.1        42.9
    Selling, general and administrative                                     48.5       50.1        49.2
    Loss (gain) on sale of assets                                            0.0        0.2         0.0
                                                                           -----      -----       -----

       Total costs and expenses                                             89.1       90.4        92.1
                                                                           -----      -----       -----

Operating income                                                            10.9        9.6         7.9
Other income                                                                 0.1        0.0         0.2
Interest income                                                              0.2        0.1         0.1
Interest expense                                                            (1.0)      (1.2)       (1.4)
                                                                           -----      -----       -----
Income before income taxes                                                  10.1        8.5         6.8
Provision for income taxes                                                   3.9        3.5         2.7

Net income                                                                   6.3%       5.0%        4.1%
                                                                           =====      =====       =====

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Revenues increased by $38.0 million, or 14.5%, to $299.2 million for 2005 from $261.2 million for 2004. Of this increase, approximately $16.7 million, or 6.4%, was attributable to the acquisition of New England Technical Institute, or NETI, on January 11, 2005, while the remainder of the increase was primarily due to a 3.0% increase in our average undergraduate full-time student population, which increased to 16,752 for the year ended December 31, 2005, exclusive of NETI, as compared to 16,266 for the year ended December 31, 2004, as well as from tuition increases, which ranged between 2% and 5% annually depending on the program. Growth in average student population was driven by increased demand for our allied health and automotive programs and partially offset by decreased demand for our information technology programs. Average student population for the year ended December 31, 2005 was 17,869 students, representing an increase of 9.9% compared to average student enrollment of 16,266 for the year ended December 31, 2004.

Educational services and facilities expenses. Our educational services and facilities expenses increased by $16.7 million, or 15.9%, to $121.5 million for 2005 from $104.8 million for 2004. Our acquisition of NETI accounted for 9.6%, or $10.0 million, of this increase. Instructional expenses increased by 3.6% over the prior year primarily due to increased compensation and benefits expenses. The increase in average student population also resulted in an increase in books and tools expenses, which increased 8.2% for the year. The remainder of the increase in educational services and facilities expenses was primarily due to facilities expenses which increased $3.5 million over the prior year. Of this amount approximately $1.3 million represented additional rent expense in 2005 as compared to prior year rent due on our new Queens, New York facility, our expanded campus facilities in Lincoln, Rhode Island and Marietta, Georgia, which opened in the later part of 2004, and the expansion of our corporate facilities in February 2005. The increase in our facilities expenses also resulted from an increase in student meal plan expense of approximately $0.8 million due to new cafeteria facilities at our Indianapolis, Indiana facility as well as increased population at our other destination schools. Our facilities expenses also included a charge of $0.2 million related to catch-up depreciation resulting from the reclassification of our property in Indianapolis, Indiana from property held for sale to property, equipment and facilities as of September 30, 2005. Educational services and facilities expenses as a percentage of revenues increased to 40.6% of revenues for 2005 from 40.1% for 2004.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2005 were $145.2 million, an increase of $14.3 million, or 10.9%, from $130.9 million for 2004. Approximately $5.8 million, or 4.4%, of this increase was attributed to our acquisition of NETI in January 2005. The remainder of the increase was primarily due to: (a) a 5.2% increase in sales expense resulting mainly from incremental compensation and benefit expenses related to additional sales representatives;
(b) a 17.3%, or $3.9 million increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment; and
(c) a 9.0% increase in student services expense as a result of our 3.0% growth in average student population as well as increased expenses incurred to bus our students at some of our campuses.

Additionally, for the year ended December 31, 2005, administrative expenses increased $1.7 million over the prior year. This increase includes approximately $0.5 million of costs that we wrote-off in December 2005 resulting from our decision not to pursue the acquisition of a site we had identified for expanding our facility in Philadelphia, Pennsylvania. In December 2005, we made this decision due to delays in obtaining the necessary variances from the city. The implementation of our student management and reporting system also resulted in approximately $1.3 million of increased costs over 2004. These increases were partially offset in 2005 with lower compensation expense, primarily resulting from a decrease of bonuses to be paid in 2005 as compared to 2004. Selling, general and administrative expenses as a percentage of revenues decreased to 48.5% of revenues for 2005 from 50.1% for 2004.

Interest income. Interest income increased to $0.8 million for the year ended December 31, 2005, an increase of $0.7 million from interest income of $0.1 million for 2004. The increase in interest income for the year was due to higher average cash balances during the year, resulting from higher cash generated by operations as well as our receipt of $56.3 million of net proceeds from our initial public offering.

Interest expense. Interest expense decreased $0.1 million, or 3.8%, to $2.9 million for 2005 from $3.0 million for 2004. This decrease was primarily due to a decrease in our average debt balance outstanding as we utilized a portion of the proceeds from our initial public offering to pay down all amounts outstanding under our old credit agreement. Interest expense for the year ended December 31, 2005 also included approximately $0.4 million related to the write-off of deferred financing costs under our old credit agreement.

Income taxes. Our provision for income taxes for the year ended December 31, 2005 was $11.9 million, or 38.9% of pretax income, compared to $9.2 million, or 41.6% of pretax income for the year ended December 31, 2004. The lower effective tax rate for the year ended December 31, 2005 was primarily attributable to the recognition of a benefit of $0.8 million related to the favorable resolution of a tax contingency.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Our revenues for the year ended December 31, 2004 were $261.2 million, representing an increase of $62.6 million, or 31.6%, as compared to revenues of $198.6 million for the year ended December 31, 2003. Of this increase, approximately $7.6 million, or 12.2%, of the increase, was the result of our acquisition of Southwestern College on January 23, 2004, while the remainder of the increase was primarily due to a 22.4% increase in the average undergraduate full-time student population, which increased to 15,280, exclusive of Southwestern College, for the year ended December 31, 2004 as compared to 12,487 for the year ended December 31, 2003, and from tuition increases, which averaged between 2% to 5% annually depending on the program.

Educational services and facilities expenses. Our educational services and facilities expenses for the year ended December 31, 2004 were $104.8 million, representing an increase of $19.6 million, or 23.1%, as compared to educational services and facilities expenses of $85.2 million for the year ended December 31, 2003. The increases in educational services and facilities expense for the year ended December 31, 2004 were primarily due to our acquisition of Southwestern College and higher average student enrollments, which required additional educational and operations personnel as well as books, tools and supplies. As a result, instruction compensation and benefit expenses increased by $9.9 million and books and tool expenses increased by approximately $2.1 million for the year ended December 31, 2004 compared to the prior year. For the year ended December 31, 2004, we also experienced increased rent expense of approximately $3.5 million over the prior year primarily due to increased square footage of several facilities coupled with the relocation of certain existing facilities to new larger facilities. Included in the $3.5 million increase described above is a charge of approximately $0.7 million relating to prior periods due to changes in the way we account for rent holidays in lease terms and the depreciable lives of leasehold improvements, as more fully described in
Note 18 to the audited consolidated financial statements. Educational services and facilities expenses as a percentage of revenues decreased to 40.1% for the year ended December 31, 2004 from 42.9% for the year ended December 31, 2003, primarily due to improvements in the utilization of our existing facilities resulting from higher average student enrollments and increased student-to-teacher ratios.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2004 was $130.9 million, an increase of $33.2 million, or 34.0%, as compared to selling, general and administrative expenses of $97.7 million for the year ended December 31, 2003. Approximately $4.6 million or 13.9% of the increase was due to the acquisition of Southwestern College. The remainder of the increase was due to (1) an 11.4% increase in sales expense resulting mainly from incremental compensation and benefit expenses related to additional sales representatives, (2) a 22.7% increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment, (3) a 24.1% increase in student services expenses as a result of our 22.4% growth in average student population,
(4) a 124.1% increase in additional stock compensation expense recognized for the year ended December 31, 2004 as compared to the year ended December 31, 2003 in accordance with FASB No. 123 and (5) approximately $2.1 million from the write-off of deferred offering costs due to a delay in filing the registration statement for this offering. During 2004 we significantly increased our personnel, including our administrative personnel, in order to ensure we had the proper infrastructure to provide a quality education to our students and meet our stockholders' and investors' expectations.

Selling, general and administrative expenses as a percentage of revenue increased to 50.1% for the year ended December 31, 2004 from 49.2% for the year ended December 31, 2003. The increase in selling, general and administrative expenses as a percentage of revenue was directly attributable to the acquisition of Southwestern College offset by better utilization of our staff. Excluding the Southwestern College acquisition, the write-off of the deferred offering costs and the additional stock compensation expense, selling, general and administrative expenses would have decreased to 48.4% of revenue for the year ended December 31, 2004.

Interest expense. Our interest expense for the year ended December 31, 2004 was $3.0 million representing an increase of $0.2 million, or 9.0%, from $2.8 million for the year ended December 31, 2003. This increase was primarily due to an increase in the average debt balance outstanding under our previous credit agreement as a result of our acquisition of Southwestern College.

Income taxes. Our provision for income taxes for the year ended December 31, 2004 was $9.2 million, or 41.6% of pretax income, compared to a $5.4 million, or 39.5% of pretax income, for the year ended December 31, 2003. The higher effective tax rate for the year ended December 31, 2004 is primarily attributable to our higher federal tax bracket in 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for the past three fiscal years ended December 31, 2005:

                                Cash Flow Summary


                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                      2005           2004           2003
                                                    ----------    -----------    -----------
                                                                  (In thousands)
Net cash provided by operating activities          $    38,966   $     26,674   $     27,166
                                                   ------------  -------------  -------------
Net cash used in investing activities:
   Capital expenditures                            $   (22,621)  $    (23,813)  $    (13,154)
   Acquisitions of a business, net of cash
   acquired                                            (27,776)       (14,498)        (7,583)
   Other                                                     0              0         12,057

                                                   ------------  -------------  -------------

     Total net cash used in investing activities   $   (50,397)  $    (38,311)  $     (8,680)
                                                   ============  =============  =============
Net cash provided by financing activities          $    20,243   $      4,117   $     19,400
                                                   ============  =============  =============

Operating Activities

As of December 31, 2005, we had cash and cash equivalents of $50.3 million, compared to cash and cash equivalents of $41.4 million as of December 31, 2004. Historically, we have financed our operating activities and our organic growth primarily through cash generated from operations. We have financed acquisitions primarily through borrowings under our credit agreement and cash generated from operations. Management currently anticipates that we will be able to meet both our short-term cash needs, as well as our needs to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. As of December 31, 2005, we had net borrowings available under our $100 million credit agreement of $95.9 million, including a sub-limit on letters of credit of $15.9 million. However, as noted above under "Acquisition," we currently have an executed letter of intent outstanding with respect to a potential acquisition of a single school. If this acquisition were consummated, our cash and cash equivalents would be significantly reduced and we would expect to incur additional indebtedness. Notwithstanding this reduction in cash and cash equivalents, we believe that post acquisition we will continue to be able to meet both our short-term and our long-term cash needs through the sources identified above.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2005. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 30 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 14 to 108 weeks and may cover one or two academic years. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded and the amount of the refund varies by state.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Net cash provided by operating activities is attributable primarily to net income adjusted for depreciation and amortization, non-cash expenses and changes in working capital items.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net cash provided by operating activities increased to $39.0 million for 2005 from $26.7 million for 2004. This increase of $12.3 million, or 46.1%, was primarily due to a $5.7 million increase in net income, a $1.9 million increase in our provision for doubtful accounts for the year and taxes currently payable of approximately $4.1 million. During 2004 we made an extra $2.4 million in tax payments. The remainder of the increase resulted from changes in other working capital items.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003. Net cash provided by operating activities decreased to $26.7 million for 2004 from $27.2 million for 2003. This decrease of $0.5 million, or 1.8%, was primarily due to a $1.0 million increase in stock compensation expense in accordance with FASB No. 123 and a $1.8 million increase in our provision for doubtful accounts as a result of a $62.6 million increase in revenue offset by decreases that resulted from changes in working capital items, including deferred income taxes and accrued expenses.

Investing Activities

Our cash used in investing activities was primarily related to the purchase of property and equipment and in acquiring schools. Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology and in operating systems. On January 11, 2005, we acquired New England Technical Institute for $18.8 million in cash and on December 1, 2005, we acquired Euphoria Institute of Beauty Arts and Sciences for approximately $9.0 million in cash.

We currently lease almost all of our campuses. As we execute our growth strategy, strategic acquisitions of campuses may be considered. In addition, although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Net cash used in investing activities increased $12.1 million to $50.4 million for the year ended December 31, 2005 from $38.3 million for the year ended December 31, 2004. This increase was primarily attributable to an increase in cash used in acquisitions of $13.3 million in connection with the acquisitions of NETI and Euphoria. Capital expenditures decreased to $22.6 million for 2005 from $23.8 million for 2004. This decrease of $1.2 million was primarily attributable to the timing of certain expenditures. Our capital expenditures result primarily from facility expansions, leasehold improvements, investments in classroom and shop technology and in operating systems.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003. Net cash used in investing activities increased $29.6 million to $38.3 million for the year ended December 31, 2004 from $8.7 million for the year ended December 31, 2003. This increase was primarily attributable to an increase in cash used in acquisitions of $6.9 million in connection with the acquisition of Southwestern College as well as the receipt in the prior year of approximately $3.0 million from the sale of securities. Additionally, $9.0 million was released from restricted cash for the year ended December 31, 2003 in connection with the refinancing of our credit agreement and we had an increase in capital expenditures of $10.7 million for the year ended December 31, 2004 from the year ended December 31, 2003.

Capital expenditures are expected to increase in 2006 as we upgrade and expand current equipment and facilities or open new facilities to meet increased student enrollments. We opened a 126,000 square foot automotive school in Indianapolis, Indiana in the second quarter of 2004 and a 40,000 square foot allied health and business and information technology school in Lincoln, Rhode Island in October 2004. In 2005, we took possession of our new 48,000 square foot Queens, New York automotive campus and we purchased our Grand Prairie, Texas facility. Our Queens facility will open on March 27, 2006 and we expect our Grand Prairie, Texas facility to be operational by the end of the third quarter of 2006. We anticipate capital expenditures to range between 10% to 15% of revenues in 2006 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit agreement.

Financing Activities

Net cash provided by financing activities increased to $20.2 million for the year ended December 31, 2005 from $4.1 million for the year ended December 31, 2004. This increase is mainly attributable to our receipt of the net proceeds from our initial public offering offset by debt repayments under our old credit agreement.

Net cash provided by financing activities decreased to $4.1 million for the year ended December 31, 2004 from $19.4 million for the year ended December 31, 2003. This decrease is mainly attributable to our borrowing $26.0 million less in 2004 than in 2003.

At December 31, 2004, our wholly-owned operating subsidiary, Lincoln Technical Institute, Inc., its subsidiaries and Southwestern College had $35.8 million in loans outstanding and $4.0 million in letters of credit outstanding under our previous credit agreement that was entered into at February 11, 2003 to refinance our prior credit agreement. At December 31, 2004, the interest rate on the amounts outstanding under our previous credit agreement ranged from 5.70% to 6.75%.

On February 15, 2005, we and our subsidiaries entered into a new credit agreement with a syndicate of banks. This new credit agreement provides for a $100 million revolving credit facility with a term of five years under which any outstanding borrowings bear interest at the rate of adjusted LIBOR (as defined in the new credit agreement) plus a margin that may range from 1.00% to 1.75% or a base rate (as defined in the new credit agreement) plus a margin that may range from 0.00% to 0.25%. We did not have any amounts outstanding under this credit agreement as of December 31, 2005. The new credit agreement permits the issuance of letters of credit up to an aggregate amount of $20.0 million, the amount of which reduces the availability of permitted borrowings under the new credit agreement. We incurred approximately $0.8 million of deferred finance costs under this agreement.

Our obligations and our subsidiaries' obligations under the credit agreement are secured by a lien on substantially all of our and our subsidiaries' assets and any assets that we and our subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries' common stock. In addition to paying interest on outstanding principal under the credit agreement, we are required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined. In connection with our initial public offering in 2005, we repaid the then outstanding loan balance of $31.0 million under our credit facility.

The credit agreement contains various covenants, including a number of financial covenants. Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for our and our subsidiaries' schools aggregating 10% or more of our EBITDA (as defined in the new credit agreement) or our and our subsidiaries' consolidated total assets and such suspension or termination is not cured within a specified period. The following table sets forth our long-term debt for the periods indicated:



                                                                                            As of December 31,


                                                                                          2005              2004
Credit agreement                                                                     $           --    $           --
Credit facility                                                                                  --            35,750
Finance obligation                                                                            9,672             9,672
Automobile loans                                                                                 81               113
Capital leases--computers (with rates ranging from 6.7% to 10.7%)                             1,015             1,294
                                                                                     --------------    --------------



                                                                                             10,768            46,829
Less current maturities                                                                        (283)           (5,311)
                                                                                    ---------------   ---------------
                                                                                     $       10,485    $       41,518
                                                                                    ===============   ===============

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through 2006 and our currently identified and planned capital expenditures.

CONTRACTUAL OBLIGATIONS
-----------------------

Long-Term Debt. As of December 31, 2005, our long-term debt consisted entirely of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments. We lease offices, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2005:

                                                                            Payments Due by Period

                                                       Total        Less than 1                                  After 5
                                                                       year          2-3 years     4-5 years      years
                                                   -------------  ---------------   -----------   -----------   -----------
                                                                            (dollars in thousands)
Capital leases (including interest)                $       1,231  $           324   $       470   $       315   $       122
Operating leases                                         140,374           16,100        31,969        26,331        65,974
Finance obligation                                        13,949            1,259         2,518         2,518         7,654
Automobile loans (including interest)                         84               36            48            --            --
                                                   -------------  ---------------   -----------   -----------   -----------


   Total contractual cash obligations              $     155,638  $        17,719   $    35,005   $    29,164   $    73,750
                                                   =============  ===============   ===========   ===========   ===========

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

We had no off-balance sheet arrangements as of December 31, 2005.

RELATED PARTY TRANSACTIONS
--------------------------

We had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise us in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets. Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is our second largest stockholder. Steven Hart, the President of Hart Capital, is a member of our board of directors. We paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers. In accordance with the agreement, we paid Hart Capital approximately $0.4 million, and $0.4 million for the years ended December 31, 2005 and 2004, respectively. In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, we paid Hart Capital $0.3 million for its services.

In 2003, we entered into a management service agreement with our majority stockholder, Stonington Partners. In accordance with this agreement we paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services. Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements. We paid Stonington Partners $0.75 million in January 2005 and 2004. Fees paid to Stonington Partners were being amortized over a twelve month period. This agreement terminated by its terms upon the completion of our initial public offering in June 2005. Selling, general and administrative expenses for the year ended December 31, 2005 include a $0.4 million charge resulting from the write-off of the remaining unamortized fees.

During 2002, certain members of senior management issued personal recourse secured promissory notes to us for approximately $0.4 million in connection with their purchase of shares of our common stock. These notes have been reflected as a reduction in stockholders' equity. All amounts outstanding under these promissory notes were repaid by the end of the first quarter of 2005.

SEASONALITY AND TRENDS
----------------------

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year. Our expenses, however, do not vary significantly with changes in our student population and revenues. During the first half of 2005, we made significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, increased enrollments of adult students and/or acquisitions.

Similar to many other for-profit post secondary education companies, the increase in our average undergraduate enrollments did not meet our historical or our 2005 anticipated growth rates. The slow-down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that the slow-down can be attributed to many factors, including: (a) the economy; (b) dependency on television to attract students to our school; (c) turnover of our sales representatives; and
(d) increasing competition in the marketplace.

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

Operating income is negatively impacted during the initial start-up phase of new campus expansions. We incur sales and marketing costs as well as campus personnel costs in advance of the campus facility opening. Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the nine-month period prior to a campus opening. During the current year, we initiated expansion efforts for one new campus, located in Queens, New York, which will open on March 27, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. We will adopt SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 will not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 29 Accounting for Nonmonetary Transactions, by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. We will adopt SFAS No. 153 on January 1, 2006. The adoption of the provisions of SFAS No. 153 will not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. We will adopt FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 will not have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Our principal exposure to market risk relates to interest rate changes. However, as a result of completing our initial public offering, we have been able to repay in full our line of credit leaving only miscellaneous capital equipment leases, which are not material.

Effect of Inflation

Inflation has not had and is not expected to have a significant effect on our operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

See "Index to Consolidated Financial Statements" on page F-1 on this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K, have concluded that our disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
         -----------------

None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE
         ------------------------------------------------------------
         COMPENSATION
         ------------

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees and certain other persons, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics is available on our website at www.lincolneducationalservices.com.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND
         -----------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

                                    PART IV.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

1.       Financial Statements

         See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

2.       Financial Statement Schedules

         See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

3.       Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number                Description
------                -----------

3.1                   Amended and Restated Certificate of Incorporation of the
                      Company (1).

3.2                   Amended and Restated By-laws of the Company (2).

4.1 Stockholders' Agreement, dated as of September 15, 1999, among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C., and Five Mile River Capital Partners LLC. (1).

4.2 Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders' Agreement
                      (1).

4.3 Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders' Agreement (1).

4.4 Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and other holders of options under the Management Stock Option Plan listed therein (1).

4.5 Registration Rights Agreement between the Company and Back to School Acquisition, L.L.C. (2).

4.6 Specimen Stock Certificate evidencing shares of common stock (1).

10.1 Credit Agreement, dated as of February 15, 2005, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Harris Trust and Savings Bank, as Administrative Agent (1).

10.2 Employment Agreement, dated as of January 3, 2005, between the Company and David F. Carney (1).

10.3 Amended Employment Agreement, dated as of March 1, 2005, between the Company and David F. Carney (1).

10.4 Employment Agreement dated as of January 3, 2005, between the Company and Lawrence E. Brown (1).

10.5 Amended Employment Agreement, dated as of March 1, 2005, between the Company and Lawrence E. Brown (1).

10.6 Employment Agreement, dated as of January 3, 2005, between the Company and Scott M. Shaw (1).

10.7 Amended Employment Agreement, dated as of March 1, 2005, between the Company and Scott M. Shaw (1).

10.8 Employment Agreement, dated as of January 3, 2005, between the Company and Cesar Ribeiro (1).

10.9 Amended Employment Agreement, dated as of March 1, 2005, between the Company and Cesar Ribeiro (1).

10.10                 Lincoln Educational Services Corporation 2005 Long Term
                      Incentive Plan (1).

10.11 Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.12 Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.13 Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.14 Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.15 Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.16 Stockholder's Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

21.1 *                Subsidiaries of the Company.

23 *                  Consent of Independent Registered Public Accounting Firm.

31.1 * Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *                Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

32 * Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________________________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-123664).

(2)      Incorporated by reference to the Company's Form 8-K dated June 28,
         2005.

*        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2006

                           LINCOLN EDUCATIONAL SERVICES CORPORATION

                           By:      /s/ Cesar Ribeiro
                                    --------------------------
                                    Cesar Ribeiro
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page Number
                                                                                                       -----------
Report of Independent Registered Public Accounting Firm                                                    F-2
Consolidated Balance Sheets at December 31, 2005 and 2004                                                  F-3
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003                     F-5
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
2005, 2004 and 2003                                                                                        F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003                 F-7
Notes to Consolidated Financial Statements                                                                 F-10
Schedule II-Valuation and Qualifying Accounts                                                              F-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lincoln Educational Services Corporation
West Orange, New Jersey

         We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over the financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Education Services Corporation and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Parsippany, New Jersey


March 23, 2006

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                             December 31,      December 31,
                                                                                                 2005              2004
                                                                                           ----------------- -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $         50,257  $         41,445
   Accounts receivable, less allowance of $7,647 and $7,023 for doubtful accounts at
      December 31, 2005 and 2004, respectively                                                       13,950            12,820
   Inventories                                                                                        1,764             1,664
   Assets held for sale                                                                                  --               893
   Deferred income taxes                                                                              3,545             4,509
   Prepaid expenses and other current assets                                                          3,190             2,893
   Other receivable                                                                                     452                --
                                                                                           ----------------- -----------------
     Total current assets                                                                            73,158            64,224
                                                                                           ----------------- -----------------

PROPERTY, EQUIPMENT AND FACILITIES--At cost, net of accumulated depreciation and
   amortization                                                                                      68,932            55,149
                                                                                           ----------------- -----------------

OTHER ASSETS:
   Deferred finance charges                                                                           1,211               943
   Prepaid pension cost                                                                               5,071             4,820
   Deferred income taxes                                                                              2,790             2,166
   Goodwill                                                                                          59,467            32,802
   Other assets                                                                                       4,163             2,625
                                                                                           ----------------- -----------------
     Total other assets                                                                              72,702            43,356
                                                                                           ----------------- -----------------
TOTAL                                                                                      $        214,792  $        162,729
                                                                                           ================= =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt and lease obligations                                 $            283  $          5,311
   Unearned tuition                                                                                  34,930            31,185
   Accounts payable                                                                                  12,675            10,664
   Accrued expenses                                                                                  11,060            12,147
   Advance payments of federal funds                                                                    840               330
   Income taxes payable                                                                               4,085                17
                                                                                           ----------------- -----------------
     Total current liabilities                                                                       63,873            59,654

NONCURRENT LIABILITIES:
   Long-term debt and lease obligations, net of current portion                                      10,485            41,518
   Other long-term liabilities                                                                        4,444             3,471
                                                                                           ----------------- -----------------
     Total liabilities                                                                               78,802           104,643
                                                                                           ----------------- -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value--10,000,000 shares authorized, no shares issued and outstanding at December 31, 2005; no shares authorized, issued and
      outstanding at December 31, 2004                                                                   --                --
   Common stock, no par value--authorized 100,000,000 shares and 50,000,000 shares at
      December 31, 2005 and 2004, respectively, issued and outstanding 25,168,390
      shares and 21,698,785 shares at December 31, 2005 and 2004, respectively                      119,453            62,482
   Additional paid-in capital                                                                         5,665             3,262
   Deferred compensation                                                                               (360)               --
   Retained earnings (accumulated deficit)                                                           11,232            (7,477)



   Loan receivable from stockholders                                                                     --              (181)
                                                                                           ----------------- -----------------
     Total stockholders' equity                                                                     135,990            58,086
                                                                                           ----------------- -----------------
TOTAL                                                                                      $        214,792  $        162,729
                                                                                           ================= =================

                See notes to consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)


                                                                        Year Ended December 31,
                                                               2005             2004            2003
                                                           --------------  ---------------- --------------

REVENUES                                                   $     299,221   $       261,233  $     198,574
                                                           --------------  ---------------- --------------
COSTS AND EXPENSES:
   Educational services and facilities                           121,524           104,843         85,201
   Selling, general and administrative                           145,194           130,941         97,714
   Loss (gain) on sale of assets                                      (7)              368            (22)
                                                           --------------  ---------------- --------------
     Total costs and expenses                                    266,711           236,152        182,893
                                                           --------------  ---------------- --------------
OPERATING INCOME                                                  32,510            25,081         15,681
OTHER:
   Gain on sale of securities                                         --                --            211
   Interest income                                                   775               104            133
   Interest expense                                               (2,892)           (3,007)        (2,758)
   Other income                                                      243                42            307
                                                           --------------  ---------------- --------------
     Income before income taxes                                   30,636            22,220         13,574
PROVISION FOR INCOME TAXES                                        11,927             9,242          5,355
                                                           --------------  ---------------- --------------
NET INCOME                                                 $      18,709   $        12,978  $       8,219
                                                           ==============  ================ ==============
Earnings per share--basic:
Net income available to common shareholders                $        0.80   $          0.60  $        0.38
                                                           ==============  ================ ==============
Earnings per share--diluted:
Net income available to common shareholders                $        0.76   $          0.56  $        0.37
                                                           ==============  ================ ==============
Weighted average number of common share outstanding:
Basic                                                             23,475            21,676         21,667
Diluted                                                           24,503            23,095         22,364

                 See notes to consolidated financial statements

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                                                              Loan        Retained
                                                             Additional                    Receivable     Earnings
                                         Common Stock          Paid-in       Deferred         From      (Accumulated
                                     Shares       Amount       Capital     Compensation   Stockholders    Deficit)     Total

BALANCE--December 31, 2002         $  21,668   $  62,385   $     626      $      --      $     (432)   $ (28,674)   $  33,905
Net income                                --          --          --             --              --        8,219        8,219
Stock-based compensation expense          --          --         800             --              --           --          800
                                   ---------   ---------   ---------      ---------       ---------    ---------    ---------
BALANCE--December 31, 2003            21,668      62,385       1,426             --            (432)     (20,455)      42,924
Net income                                --          --          --             --              --       12,978       12,978
Stock-based compensation expense          --          --       1,793             --              --           --        1,793
Stockholders loan repayment               --          --          --             --             251           --          251
Tax benefit of options exercised          --          --          43             --              --           --           43
Exercise of stock options                 31          97          --             --              --           --           97
                                   ---------   ---------   ---------      ---------       ---------    ---------    ---------
BALANCE--December 31, 2004            21,699      62,482       3,262             --            (181)      (7,477)      58,086
Net income                                --          --          --             --              --       18,709       18,709
Issuance of common stock, net of
   issuance expenses                   3,177      56,255          --             --              --           --       56,255
Issuance of restricted stock              21          --         420           (360)             --           --           60
Stock-based compensation expense          --          --       1,286             --              --           --        1,286
Stockholders loan repayment               --          --          --             --             181           --          181
Tax benefit of options exercised          --          --         697             --              --           --          697
Exercise of stock options                271         716          --             --              --           --          716
                                   ---------   ---------   ---------      ---------       ---------    ---------    ---------
BALANCE--December 31, 2005            25,168   $ 119,453   $   5,665      $    (360)    $        --    $  11,232    $ 135,990
                                   =========   =========   =========      =========       =========    =========    =========

                See notes to consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                        Years Ended December 31,
                                                                2005            2004              2003
                                                            ------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 18,709          $ 12,978          $  8,219
                                                                 --------          --------          --------
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                 13,064            10,749             9,879
     Amortization of deferred finance charges                         215               375               689
     Write-off of deferred finance costs                              365                --                --
     Deferred income taxes                                            340              (329)            1,285
     Loss (gain) on sale of assets                                     (7)              368               (22)
     Fixed asset donations                                           (243)               --                --
     Gain on sale of marketable securities                             --                --              (211)
     Provision for doubtful accounts                               11,188             9,247             7,415
     Stock-based compensation expense and issuance of
         restricted stock                                           1,346             1,793               800
     Tax benefit associated with exercise of stock options            697                43                --
     Deferred rent                                                  1,670             1,602               381
   (Increase) decrease in assets, net of acquisitions:
     Accounts receivable                                          (11,528)          (10,998)          (10,131)
     Inventories                                                      (65)             (577)              124
     Prepaid expenses and current assets                             (448)             (493)             (547
     Other assets                                                      54              (830)             (259)
   Increase (decrease) in liabilities, net of acquisitions:
     Accounts payable                                               1,801             1,547              (447)
     Other liabilities                                               (468)             (229)              326
     Income taxes payable/prepaid                                   4,068            (3,839)            3,465
     Accrued expenses                                              (1,715)              331             4,092
     Unearned tuition                                                 (77)            4,936             2,108
                                                                 --------          --------          --------
       Total adjustments                                           20,257            13,696            18,947
                                                                 --------          --------          --------
       Net cash provided by operating activities                   38,966            26,674            27,166
                                                                 --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (22,621)          (23,813)          (13,154)
   Proceeds from sale of assets                                        --                --                29
   Business restricted cash                                            --                --             9,000
   Sale of marketable securities                                       --                --             3,028
   Acquisitions, net of cash acquired                             (27,776)          (14,498)           (7,583)
                                                                 --------          --------          --------
       Net cash used in investing activities                      (50,397)          (38,311)           (8,680)
                                                                 --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                        31,000            25,290            51,256
   Payments on borrowings                                         (66,750)          (21,000)          (29,716)
   Proceeds from finance obligation                                    --               169                --
   Payments of deferred finance fees                                 (848)               --                --
   Proceeds from exercise of stock options                            716                97                --
   Principal payments under capital lease obligations                (311)             (690)           (2,140)
   Repayment from shareholder loans                                   181               251                --
   Payments of offering costs                                      (2,845)               --                --
   Proceeds from issuance of common stock, net of
      underwriters discount                                        59,100                --                --
                                                                 --------          --------          --------
       Net cash provided by financing activities                   20,243             4,117            19,400
                                                                 --------          --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                8,812            (7,520)           37,886



CASH AND CASH EQUIVALENTS--Beginning of period                     41,445            48,965            11,079
                                                                 --------          --------          --------
CASH AND CASH EQUIVALENTS--End of period                         $ 50,257          $ 41,445          $ 48,965
                                                                 ========          ========          ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                    $  2,358          $  2,780          $  2,732
                                                                 ========          ========          ========
     Income taxes                                                $ 11,025          $ 13,382          $    619
                                                                 ========          ========          ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Cash paid during the period for:
     Fair value of assets acquired                               $ 32,335          $ 14,593          $ 16,044
     Net cash paid for the acquisitions                           (27,776)          (14,498)           (7,583)
                                                                 --------          --------          --------
       Liabilities assumed                                       $  4,559           $    95          $  8,461
                                                                 ========          ========          ========


                See notes to consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                    (In thousands, except per share amounts)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities--Lincoln Educational Services Corporation and Subsidiaries (the "Company") operate career schools in various locations, which offer technical programs of study in several different specialties.

In February 2003, Lincoln Educational Services Corporation ("LESC") was formed as a holding company that owns 100% of Lincoln Technical Institute, Inc. ("LTI"). The Company effected the creation of LESC by first creating LESC as a wholly-owned subsidiary of LTI and then creating Lincoln Acquisition Corporation ("LAC") as a wholly-owned subsidiary of LESC. The Company then merged LTI into LAC with LTI becoming the surviving entity and a wholly-owned subsidiary of LESC. All of the stockholders of LTI then exchanged their shares for shares in LESC. The effect of this transaction did not result in any change in ownership or control, as a result the assets and liabilities of LESC are reflected at the carryover basis of LTI. The formation of LESC, which was not material, has been retroactively reflected.

Principles of Consolidation--The accompanying consolidated financial statements include the accounts of Lincoln Educational Services Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition--Revenue is derived primarily from programs taught at the schools. Tuition revenue and one-time fees, such as nonrefundable application fees, and course material fees are recognized on a straight-line basis over the length of the applicable program. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Other revenues, such as textbook sales, tool sales and contract training revenues are recognized as services are performed or goods are delivered. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

Cash and Cash Equivalents--Cash and cash equivalents include all cash balances and highly liquid short-term investments, which mature within three months of purchase.

Accounts Receivable--The Company reports accounts receivable at net realizable value, which is equal to the gross receivable less an estimated allowance for uncollectible accounts.

Inventories--Inventories consist mainly of textbooks, tools and supplies. Inventories are valued at the lower of cost or market on a first-in, first-out basis.

Property, Equipment and Facilities--Depreciation and Amortization--Property, equipment and facilities are stated at cost. Major renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or other disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income. For financial statement purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is computed over the lesser of the term of the lease or its estimated useful life.

Deferred Rent Expense--Rent expense related to operating leases where scheduled rent increases exist, is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is included in accrued expenses and other long-term liabilities on the accompanying consolidated balance sheets.

Deferred Finance Charges--These charges consist of $0.7 million and $0.4 million as of December 31, 2005 and 2004, respectively, related to the long-term debt and $0.5 million as of December 31, 2005 and 2004, related to the finance obligation. These amounts are being amortized as an increase in interest expense over the respective life of the debt or finance obligation.

Advertising Costs--Costs related to advertising are expensed as incurred and approximated $27.6 million, $22.3 million and $17.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets-- The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

At December 31, 2005, the Company tested its goodwill for impairment determined that it did not have an impairment.

Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $100,000. The Company's cash balances on deposit at December 31, 2005, exceeded the balance insured by the FDIC by approximately $48.6 million. The Company has not experienced any losses to date on its invested cash.

The Company extends credit for tuition and fees to many of its students. The credit risk with respect to these accounts receivable is mitigated through the students' participation in federally funded financial aid programs unless students withdraw prior to the receipt of federal funds for those students. In addition, the remaining tuition receivables are primarily comprised of smaller individual amounts due from students.

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2005, and 2004.

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

Stock Based Compensation Plans--The Company has stock-based compensation plans as discussed further in Note 11. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123R"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. On December 1, 2005, the Company adopted FAS 123R in advance of the mandatory adoption date of the first quarter of 2006 to better reflect the full cost of employee compensation. We adopted FAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of FAS 123R, the Company recognized stock-based compensation under FAS 123 "Stock Based Compensation" and as a result, the implementation of FAS 123R did not have a material impact on the Company's fourth quarter financial presentation.

The fair value concepts were not changed significantly under FAS 123R from those utilized under FAS No. 123; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing these alternatives, the Company decided to continue using the Black-Scholes valuation model, however, we decided to utilize straight-line amortization of compensation expense over the requisite service period of the grant, rather than over the individual grant requisite period as chosen under FAS 123. Under FAS 123, the Company had recognized stock option forfeitures as they incurred. With the adoption of FAS 123R, the Company made an estimate of expected forfeitures calculation upon grant issuance.

As of December 31, 2005, the weighted average fair value per share, as calculated under the Black-Scholes option pricing model, of options granted during 2005, 2004, and 2003 were $10.55, $15.05, and $7.67, respectively.

Income Taxes--Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

Impairment of Long-Lived Assets--The Company reviews the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset's carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made.

Start-up Costs--Costs related to the start of new campuses are expensed as incurred.

Reclassifications--Certain 2004 prior year's amounts have been reclassified to conform to the current year presentation. In addition, the Company adjusted the amounts reflected in the Consolidated Statement of Changes in Stockholders' Equity for the exercise of stock options in 2004. The amount of the change was not significant.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Company will adopt SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 will not have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 29 Accounting for Nonmonetary Transactions, by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. The Company will adopt SFAS No. 153 on January 1, 2006. The adoption of the provisions of SFAS No. 153 will not have a material effect on the Company's consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company will adopt FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 will not have a material effect on the Company's consolidated financial statements.

3.       FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (or "DOE"). During the years ended December 31, 2005, 2004 and 2003, approximately 80%, 81% and 79%, respectively, of net revenues were indirectly derived from funds distributed under Title IV Programs.

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. For this reason, the schools are subject to extensive regulatory requirements imposed by all of these entities. After the schools receive the required certifications by the appropriate entities, the schools must demonstrate their compliance with the DOE regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that the Company must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based upon the institutions' annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, the DOE calculates the institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit.

Regulatory Compliance

An institution that does not meet the DOE's minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the DOE.

Based on the Company's calculations, the 2005 and 2004 financial statements reflect a composite score of 2.5 and 1.8, respectively. However, as a result of corrections of certain errors, including accounting for advertising costs, a sale leaseback transaction, rent and certain other individually insignificant adjustments, in our prior financial statements, the DOE recomputed the Company's consolidated composite scores for the years ended December 31, 2001 and 2002 and concluded that the recomputed consolidated composite scores for those two years were below 1.0. In addition, we identified certain additional errors in our financial statements for the year ended December 31, 2003 relating to our accounting for stock-based compensation and accrued bonuses that did not result in a recomputation of our 2003 composite score. The DOE informed the Company that as a result, for a period of three years effective December 30, 2004, all of the Company's current and future institutions have been placed on "Heightened Cash Monitoring, Type 1 status," and are required to timely notify the DOE with respect to certain enumerated oversight and financial events. The DOE also informed the Company that its circumstances will be taken into consideration when each of our institutions applies for recertification of the Company's eligibility to participate in Title IV Programs. When each of our institutions is next required to apply for recertification to participate in Title IV Programs, we expect that the DOE will also consider our audited financial statements and composite scores for our most recent fiscal year as well as for other fiscal years after 2001 and 2002. Additionally, since the DOE concluded that the previously computed composite scores for 2001 and 2002 were overstated, the Company agreed to pay $165,000 to the DOE, pursuant to a settlement agreement, to resolve compliance issues related to this matter. The Company paid this amount on March 3, 2005. Although no assurance can be given, the Company's management does not believe that the actions of the DOE specified above will have a material effect on its financial position, results of operations or cash flows.

For the years ended December 31, 2005, 2004 and 2003 the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.

4.       WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

                                                       December 31,
                                         ---------------------------------------

                                              2005          2004          2003
                                              ----          ----          ----
Basic shares outstanding                     23,475        21,676        21,667
Dilutive effect of stock options              1,028         1,419           697
                                         -----------   -----------   -----------

Diluted shares outstanding                   24,503        23,095        22,364
                                         ===========   ===========   ===========

For the years ended December 31, 2005, 2004 and 2003, options to acquire 553, 71 and 410 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

5.       BUSINESS ACQUISITIONS

On February 14, 2003, a wholly-owned subsidiary of the Company acquired Nashville Auto-Diesel College ("NADC") for approximately $7.6 million including costs related to the acquisition, net of $4.1 million of cash acquired.

On January 23, 2004, the Company acquired the Southwestern College of Business, Inc. ("Southwestern or SWC") for approximately $14.5 million, net of cash acquired. Included in this purchase price is certain real estate which was subsequently acquired from Southwestern for $0.7 million.

On January 11, 2005, a wholly-owned subsidiary of the Company, acquired New England Technical Institute ("NETI") for approximately $18.8 million, net of cash acquired.

On December 1, 2005, a wholly-owned subsidiary of the Company, acquired Euphoria Institute LLC ("EUP") for approximately $9.0 million, net of cash acquired.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price has been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. None of the acquisitions were deemed material to the Company's financial statements.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

                                               EUP (1)         NETI          SWC          NADC
                                             December 1,    January 11,  January 23,    February 14,
                                                 2005          2005         2004           2003
                                             -------------  ------------ ------------  ------------

Property, equipment and facilities           $        793   $     1,000  $       890   $     7,512
Goodwill                                            8,201        18,464       12,826         3,769
Identified intangibles:
   Student contracts                                  200           770          280           670
   Trade name                                          --           600          330           480
   Curriculum                                         700           700           --            --
Other assets                                           --            --           --           278
Current assets, excluding cash acquired               125           782          267         3,335
Current liabilities                                  (998)       (3,561)         (95)       (7,483)
Other liabilities                                      --            --           --          (978)
                                             -------------  ------------ ------------  ------------
Cost of acquisition, net of cash acquired    $      9,021   $    18,755  $    14,498   $     7,583
                                             =============  ============ ============  ============

(1) The EUP purchase price has been preliminarily allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

The following unaudited pro forma results of operations for the years ended December 31, 2005, 2004 and 2003 assumes that the acquisitions occurred at the beginning of the year of acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

                                                          Pro forma      Pro forma
                                                            Impact        Impact
                                           Historical        EUP           NETI        Pro forma
2005                                          2005           2005          2005          2005
------------------------------------------ ------------  ------------- -------------- ------------

Revenues                                   $   299,221   $      4,964  $         278  $   304,463
Net income                                 $    18,709   $        133  $           6  $    18,848

Earnings per share - basic                 $      0.80                                $      0.80
Earnings per share - diluted               $      0.76                                $      0.77

                                                           Pro forma
                                                            Impact
                                           Historical         SWC        Pro forma
2004                                          2004           2004          2004
------------------------------------------ ------------  -------------- ------------

Revenues                                   $   261,233   $          46  $   261,279
Net income                                 $    12,978   $        (145) $    12,833

Earnings per share - basic                 $      0.60                  $      0.59
Earnings per share - diluted               $      0.56                  $      0.56

                                                           Pro forma
                                                            Impact
                                           Historical        NADC        Pro forma
2003                                          2003           2003          2003
------------------------------------------ ------------  -------------- ------------

Revenues                                   $   198,574   $       3,308  $   201,882
Net income                                 $     8,219   $         262  $     8,481

Earnings per share - basic                 $      0.38                  $      0.39
Earnings per share - diluted               $      0.37                  $      0.38

On a pro forma basis, had the 2005 acquisitions of NETI and EUP occurred as of January 1, 2004, the pro forma revenues and net income would have been $280.3 million and $13.1 million, respectively, for the year ended December 31, 2004.

6.       GOODWILL AND OTHER INTANGIBLES

Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $0.7 million, $0.4 million and $0.6 million, respectively.

Changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2004 are as follows (in thousands):

Goodwill balance as of December 31, 2003                                                 $        19,951
Goodwill acquired pursuant to business acquisitions                                               12,826
Purchase accounting adjustments                                                                       25
                                                                                         ---------------
Goodwill balance as of December 31, 2004                                                          32,802

Goodwill acquired pursuant to business acquisitions                                               26,665
                                                                                         ---------------
Goodwill balance as of December 31, 2005                                                 $        59,467
                                                                                         ================

Identified intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

                                              At December 31, 2005                At December 31, 2004
                                              --------------------                --------------------
                         Weighted
                         Average                               Gross           Gross
                       Amortization        Accumulated       Carrying         Carrying        Accumulated
                      Period (years)      Amortization         Amount          Amount         Amortization
                     -----------------    --------------     -----------     ------------    ---------------
Student contracts                   1            $1,569          $1,920             $950               $928
Trade name                 Indefinite                --           1,410              810                 --
Curriculum                         10                74           1,400               --                 --
Non-compete                         0                 1               1                1                  1
                                          --------------     -----------     ------------    ---------------
Total                             N/A            $1,644          $4,731           $1,761               $929
                                          ==============     ===========     ============    ===============

The following table summarizes the estimated future amortization expense:

Year Ending December 31,

2006                        $      491
2007                               140
2008                               140
2009                               140
2010                               140
Thereafter                         626
                            ----------
                            $    1,677
                            ===========

7.       PROPERTY, EQUIPMENT AND FACILITIES

A summary of property, equipment and facilities is as follows:

                                                                      Useful life
                                                                        (Years)             As of December 31,
                                                                      -----------    ---------------------------------
                                                                                          2005              2004
Land                                                                       --         $        5,519   $         4,213
Buildings and improvements                                                1-25                68,922            58,464
Equipment, furniture and fixtures                                         1-12                44,097            36,203
Vehicles                                                                  1-7                  1,853             1,738
Construction in progress                                                   --                  8,111             1,976

                                                                                     ---------------   ---------------

                                                                                             128,502           102,594
Less accumulated depreciation and amortization                                               (59,570)          (47,445)
                                                                                     ---------------   ---------------

                                                                                     $        68,932   $        55,149
                                                                                     ================  ================


Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2005 and 2004 of $6.0 million and $6.0 million, respectively, net of accumulated depreciation of $5.5 million and $5.2 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $12.2 million, $10.3 million and $9.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

8.       ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                            As of December 31,
                                                                                      -------------------------------
                                                                                          2005              2004
                                                                                     ---------------   ---------------
Accrued compensation and benefits                                                    $        7,393    $        9,750
Other accrued expenses                                                                        3,667             2,397
                                                                                     ---------------   ---------------

                                                                                     $       11,060    $       12,147
                                                                                     ===============   ===============


9.       LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

                                                                                            As of December 31,
                                                                                      -------------------------------
                                                                                          2005              2004
                                                                                      -------------     -------------
Credit agreement (a)                                                                 $           --    $           --
Credit facility (b)                                                                              --            35,750
Finance obligation (c)                                                                        9,672             9,672
Automobile loans                                                                                 81               113
Capital leases--computers (with rates ranging from 6.7% to 10.7%)                             1,015             1,294
                                                                                     ---------------   ---------------

                                                                                             10,768            46,829
Less current maturities                                                                        (283)           (5,311)
                                                                                     ---------------   ---------------
                                                                                     $       10,485    $       41,518
                                                                                     ===============   ===============

         (a) On February 15, 2005, the Company entered into a new credit agreement with a syndicate of banks led by its existing lender. Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility with a term of five years. The credit agreement permits the issuance of letters of credit, up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement. As a result of this new credit agreement, the Company wrote off approximately $0.4 million of unamortized deferred finance charges under the old credit agreement. The Company incurred approximately $0.8 million of deferred finance charges under the new agreement. At December 31, 2005, the Company had outstanding letters of credit aggregating $4.1 million.

         The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries' common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement). In addition to paying interest on outstanding principal under the credit agreement, the Company and its subsidiaries are required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined. In connection with the public offering in 2005, the Company repaid the then outstanding loan balance of $31.0 million.

         The credit agreement contains various covenants, including a number of financial covenants. Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for our and our subsidiaries' schools aggregating 10% or more of our EBITDA (as defined) or our consolidated total assets and such suspension or termination is not cured within a specified period.

         There were no borrowings outstanding under the credit agreement at December 31, 2005.

         (b) Effective February 11, 2003, the Company entered into a credit facility, which refinanced the previous debt agreement. The credit facility was a $25.0 million revolving facility. The term of the credit facility was three years and outstanding borrowings accrued interest at the rate of adjusted LIBOR plus 3.25% or a base rate, as defined, plus 1.5%. At December 31, 2004, the interest rate on the amounts outstanding ranged from 5.7% to 6.75%. In addition to paying interest on outstanding principal under the credit facility, the Company was required to pay a commitment fee with respect to the unused amounts available under the credit facility at a rate equal to 0.5% per year. The Company was charged quarterly interest at an annual rate of 3.25% on the outstanding balance of letters of credit issued under the facility. In December 2003, the revolving credit facility was increased to $40.0 million. In January 2004, it was decreased to $35.0 million. On December 28, 2004, the credit facility was amended to increase the aggregate permitted borrowings under the facility to $40 million through January 15, 2005, at which time it reverted back to $35.0 million. As described above, the credit facility was replaced with the Company's new credit agreement in 2005.

         (c) The Company completed a sale and a leaseback of several facilities on December 28, 2001, as discussed further in Note 11. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2005 were $1.3 million, $1.2 million and $1.2 million, respectively. These payments have been reflected in the accompanying consolidated income statement as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments.

As of December 31, 2005, the Company was in compliance with the financial covenants contained in its borrowing agreements.

Scheduled maturities of long-term debt and lease obligations at December 31, 2005 are as follows:

Year Ending December 31,
------------------------
2006                        $      283
2007                               210
2008                               207
2009                               133
2010                               138
Thereafter                       9,797
                            ----------
                            $   10,768
                            ==========

10.      RECOURSE LOAN AGREEMENT

During 2005, the Company entered into an agreement with a Student Loan Marketing Association (Sallie Mae) to provide private recourse loans to qualifying students. The following table reflects selected information with respect to the recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreement from inception through December 31, 2005:

                                                                            Loans       Loans We May be
                                         Disbursed     Loans Disbursed   Purchased to     Required to
     Agreement Effective Date (1)       Loans Limit        to Date          Date          Purchase (2)
                                        ------------- ---------------- --------------- -----------------

March 28, 2005 to June 30, 2006           $  6,000       $  1,400          $   --           $  420

(1) Either party may terminate the agreement by giving the other party 30 days written notice of such termination.
(2) Represents the maximum amount of loans under the agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through December 31, 2005.

Under the recourse loan agreement, the Company is required to fund 30% of all loans disbursed into a Sallie Mae reserve account. The amount of our loan purchase obligation may not exceed 30% of this deposit. We record such amounts as a deposit in long-term assets on our balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Accordingly, the Company has an allowance for the full amount of deposit.

11.      STOCKHOLDERS' EQUITY

Effective January 1, 2002, the Company adopted the Lincoln Technical Institute Management Stock Option Plan ("2002 Plan") for key employees, consultants and nonemployee directors. The name of the Plan was changed to the LESC Management Stock Option Plan in 2003. There are reserved for issue, upon exercise of options granted under the Plan, no more than 2,087,835 shares of the authorized common shares. The term of each option granted is ten years. The options awarded to each key employee are evenly divided between service options, which vest annually from the date of grant, and performance options, which vest according to annual targets. The vesting of the options varies depending on date of hire. For all key employees, or non-employee directors who were with the Company prior to February 1, 2001, 20% of their service options were granted as of the effective date with 20% vesting annually thereafter. For their performance options, 25% will vest each year beginning April 15, 2003, subject to the Company achieving certain financial goals. For all key employees, or non-employee directors who were hired after February 1, 2001, 20% of their service options vest on the anniversary of their hire date. Similarly, 20% of their performance options will vest on each April 15 after the date of hire subject to achieving certain financial goals and vest in full after five years. Prior to the initial public offering in June 2005, the exercise price of the options was the estimated fair value of the shares at the date of grant, as determined by the board of directors. Concurrent with the Company's initial public offering, all performance options not yet vested were converted to service options and vest in the same manner as described above.

On June 8, 2005, the Company adopted the Lincoln Educational Services Corporation 2005 Long-Term Incentive Plan (the "LTIP"). The LTIP permits the granting of stock options, restricted share units, performance share units, stock appreciation rights and other equity awards, as determined by the Company's compensation committee. The compensation committee has the authority, among other things, to determine eligibility to receive awards, the type of awards to be granted, the number of shares of stock subject to, or cash amount payable in connection with, the awards and the terms and conditions of each award (including vesting, forfeiture, payment, exercisability and performance periods and targets). The maximum number of shares of our common stock that may be issued for all purposes under the LTIP is 1,000,000 shares plus any shares of common stock remaining available for issuance under the 2002 Plan. Any shares of our common stock that (i) correspond to awards under the LITP or the 2002 Plan that are forfeited or expire for any reason without having been exercised or settled or (ii) are tendered or withheld to pay the exercise price of an award or to satisfy a participant's tax withholding obligations will be added back to the maximum number of shares available for issuance under the LTIP.

On June 23, 2005, the Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation increased the number of authorized common shares from 50.0 million shares to 100.0 million shares and authorized 10.0 million shares of preferred stock.

On June 28, 2005, the Company issued 3.0 million shares of common stock in an initial public offering for approximately $53.1 million in net cash proceeds, after deducting underwriting commissions and offering expenses of approximately $6.9 million. A portion of the $53.1 million in net proceeds received from the sale of common stock was used to repay all the outstanding indebtedness under the credit facility discussed in Note 7, totaling $31.0 million.

On July 18, 2005, the underwriters of the initial public offering exercised a portion of their over-allotment option resulting in the Company's sale on July 22, 2005 of 177,425 shares of common stock and net proceeds to the Company of $3.3 million.

Pursuant to our 2005 Non-Employee Directors Restricted Stock Plan, each of the Company's seven non-employee directors received an award of restricted shares of common stock equal to $60,000 on July 29, 2005. The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date. These 21,483 restricted shares (3,069 for each non-employee director) vest ratably on the first, second and third anniversaries of the date of grant; however, there is no vesting period on the right to vote or receive dividends on these restricted shares.

During 2002, 147,563 shares were purchased by certain officers and directors. In connection with the purchase of these shares, the Company received promissory notes for approximately $0.4 million, payable in 10 years. Interest was payable annually at an annual interest rate of 5.6%. These notes had been reflected as a reduction in stockholders' equity. During 2004, approximately $0.3 million of these loans were repaid. In the first quarter of 2005, the remaining balance on these loans was paid in full.

On July 30, 2001, three senior members of management and a member of the Board of Directors purchased 222,448 shares for cash proceeds of $0.7 million. Also in 2001, an existing shareholder purchased an additional 403,600 shares for cash proceeds of approximately $1.2 million. In April 2001, the Company instituted a 100:1 stock split resulting in 50,000,000 shares authorized. All share and per share amounts have been adjusted to give retroactive effect to this stock split.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2005, 2004, and 2003 were $10.55, $15.05, and $7.67, respectively, using the following weighted average assumptions for grants:

                                                                                 December 31,
                                                         -------------------------------------------------------------
                                                               2005                2004                  2003
                                                         -----------------  ------------------  ----------------------
Expected volatility                                          55.10-71.35%        59.79-80.35%          66.9-82.0%
Expected dividend yield                                           0%                  0%                   0%
Expected life (term)                                           4-8 Years         4-8.5 Years           3-8.5 Years
Risk-free interest rate                                       3.59-4.29%          2.45-4.27%           1.89-5.85%
Weighted-average exercise price during the year         $       17.14       $       23.88       $         11.90

The following is a summary of transactions pertaining to the option plans:



                                                                                              Weighted-Average
                                                                                                             Exercise
                                                                                                            Price Per
                                                                                           Shares             Share
                                                                                     ------------------  ---------------

Outstanding December 31, 2002                                                                 1,695,720   $         2.95
Granted                                                                                         547,375            11.90



Cancelled                                                                                       (87,500)            3.10
                                                                                     ------------------  ---------------



Outstanding December 31, 2003                                                                 2,155,595             5.22
Granted                                                                                         128,500            23.88
Cancelled                                                                                      (230,425)            9.49
Exercised                                                                                       (31,175)            3.10
                                                                                     ------------------  ---------------



Outstanding December 31, 2004                                                                 2,022,495             5.92
Granted                                                                                         189,500            17.14
Cancelled                                                                                      (102,125)           11.30
Exercised                                                                                      (270,697)            2.65
                                                                                     ------------------  ---------------

Outstanding December 31, 2005                                                                 1,839,173             7.26
                                                                                     ==================  ===============

The following table presents a summary of options outstanding at December 31, 2005:


                                                                         As of December 31, 2005
                                            ----------------------------------------------------------------------------------
                                                             Stock Options                              Stock Options
                                                              Outstanding                                Exercisable
                                            -------------------------------------------------   ------------------------------
                                                            Contractual
                                                             Weighted                                               Weighted
                                                           Average life         Weighted                            Exercise
Range of Exercise Prices                      Shares          (years)         Average Price        Shares            Price
------------------------                   --------------  ---------------  ------------------  --------------  ---------------

$1.55                                             50,898             3.47   $            1.55          50,898   $         1.55
$3.10                                          1,176,400             6.03                3.10         864,688             3.10
$4.00-$10.00                                      59,000             7.37                6.19          21,200             5.93
$14.00-$14.19                                    368,875             8.35               14.05         120,360            14.00
$20.00-$25.00                                    184,000             8.81               22.13          19,900            23.93
                                           -------------- ----------------  ------------------ ---------------  ---------------

                                               1,839,173             6.74   $            7.26       1,077,046   $         4.69
                                           ============== ================  ================== ===============  ===============




12.      PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for nonunion employees.

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements as of December 31:

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------

                                                                            2005           2004           2003
                                                                         ------------   ------------   ------------
CHANGES IN BENEFIT OBLIGATIONS:
   Benefit obligation--beginning of year                                 $     13,055  $      11,966  $     10,912
   Service cost                                                                   104            108            115
   Interest cost                                                                  732            716            721
   Actuarial loss                                                                 710            683            686
   Benefits paid                                                                 (640)          (418)          (468)

                                                                        -------------  -------------  -------------
   Benefit obligation at end of year                                           13,961         13,055         11,966
                                                                        -------------  -------------  -------------


CHANGE IN PLAN ASSETS:
   Fair value of plan assets--beginning of year                                14,071         13,231         11,065
   Actual return on plan assets                                                   649          1,258          2,220
   Employer contribution                                                          250             --            414
   Benefits paid, including expenses                                             (640)          (418)          (468)
                                                                        -------------  -------------  -------------

Fair value of plan assets--end of year                                         14,330         14,071         13,231
                                                                        -------------  -------------  -------------

FAIR VALUE IN EXCESS OF BENEFIT OBLIGATION                                        369          1,016          1,265
FUNDED STATUS:
   Unrecognized net actuarial loss                                              4,701          3,805          3,503
   Unrecognized prior service cost                                                  1              2              3
   Unrecognized transition asset                                                   --             (3)            (6)
                                                                        -------------  -------------  -------------

Prepaid pension cost                                                    $       5,071  $       4,820  $       4,765
                                                                        =============  =============  =============
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
   Service cost                                                         $         104  $         108  $         115
   Interest cost                                                                  732            716            721
   Expected return on plan assets                                              (1,101)        (1,105)          (938)
   Amortization of transition asset                                                (3)            (3)            (3)
   Amortization of prior service cost                                               1              1              1
   Recognized net actuarial loss                                                  266            228            413
                                                                        -------------  -------------  -------------

   Net periodic benefit cost (income)                                   $          (1) $         (55) $         309
                                                                        =============  =============  =============

Fair value of total plan assets by major asset category:

                                                                                   As of December 31,
                                                                          -------------------------------------

                                                                             2005         2004         2003
                                                                          -----------  -----------  -----------
Cash and cash equivalents                                                        1.0%          --          1.0%
Domestic equities                                                               48.0%        48.0%        45.0%
International equities                                                          12.0%        11.0%        10.0%
Domestic fixed income                                                           34.0%        35.0%        38.0%
International fixed income                                                       5.0%         6.0%         6.0%
                                                                          -----------  -----------  -----------

    Total                                                                      100.0%       100.0%       100.0%
                                                                          ===========  ===========  ===========

Weighted-average assumptions used to determine benefit obligations as of December 31:

                                                                             2005         2004         2003
                                                                          -----------  -----------  -----------
Discount rate                                                                   5.75%        5.75%        6.10%
Rate of compensation increase                                                   4.00%        4.00%        4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:


                                                                             2005         2004         2003
                                                                          -----------  -----------  -----------
Discount rate                                                                   5.75%        6.10%        6.75%
Expected return on plan assets                                                  8.00%        8.50%        8.50%
Rate of compensation increase                                                   4.00%        4.00%        4.00%

As this plan was frozen to non-union employees on December 31, 1994, the difference between the benefit obligation and accumulated benefit obligation is not significant in any year.

The Company invests plan assets based on a total return on investment approach, pursuant to which the plan assets include a diversified blend of equity and fixed income investments toward a goal of maximizing the long-term rate of return without assuming an unreasonable level of investment risk. The Company determines the level of risk based on an analysis of plan liabilities, the extent to which the value of the plan assets satisfies the plan liabilities and the plan's financial condition. The investment policy includes target allocations ranging from 30% to 70% for equity investments, 20% to 60% for fixed income investments and 0% to 10% for cash equivalents. The equity portion of the plan assets represents growth and value stocks of small, medium and large companies. The Company measures and monitors the investment risk of the plan assets both on a quarterly basis and annually when the Company assesses plan liabilities.

The Company uses a building block approach to estimate the long-term rate of return on plan assets. This approach is based on the capital market assumption that the greater the volatility, the greater the return over the long term. An analysis of the historical performance of equity and fixed income investments, together with current market factors such as the inflation and interest rates, are used to help make the assumptions necessary to estimate a long-term rate of return on plan assets. Once this estimate is made, the Company reviews the portfolio of plan assets and make adjustments thereto that the Company believes are necessary to reflect a diversified blend of equity and fixed income investments that is capable of achieving the estimated long-term rate of return without assuming an unreasonable level of investment risk. The Company also compares the portfolio of plan assets to those of other pension plans to help assess the suitability and appropriateness of the plan's investments.

While the Company does not expect to make any contributions to the plan in 2006, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.

The total amount of the Company's contributions paid under its pension plan was $250,000 and $0 for the year ended December 31, 2005 and 2004 respectively. The net periodic benefit income was $1,000 and $55,000 for the year ended December 31, 2005 and 2004, respectively.

Information about the expected benefit payments for the plan is as follows:


Year Ending December 31,
------------------------

2006                             $      525
2007                                    548
2008                                    601
2009                                    601
2010                                    645
2011-2015                             3,854

Effective January 1, 1995, the Company established a 401(k) salary reduction plan for all eligible employees. Employees may contribute up to 15% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount on the first 6% of compensation. For the years ended December 31, 2005, 2004 and 2003 the Company's expense for the 401(k) plan amounted to $0.9 million, $0.9 million and $0.5 million, respectively.

13.      INCOME TAXES

Components of the provision for income taxes were as follows:

                                                         December 31,
                                             --------------------------------------

                                               2005          2004          2003
                                             ---------    -----------   -----------

Current:
   Federal                                  $    9,160   $      7,774  $      3,401
   State                                         2,427          1,797           669
                                            ----------   ------------  ------------



        Total                                   11,587          9,571         4,070
                                            ----------   ------------  ------------

Deferred:

   Federal                                          75           (329)          859
   State                                           265              --          426
                                            ----------   ------------  ------------


        Total                                      340           (329)        1,285
                                            ----------   ------------  ------------


Total provision                             $   11,927   $      9,242  $      5,355
                                            ==========   ============  ============


The components of the deferred tax assets are as follows:

                                                                                 December 31,
                                                                         ----------------------------
                                                                             2005            2004
                                                                         ------------    ------------
Deferred tax assets
Current:
   Accrued vacation                                                     $          81   $         350
   Allowance for bad debts                                                      3,084           2,809
   Accrued student fees                                                           376             706
   Accrued legal fees                                                              --              22
   Benefits                                                                        --             594
   Other                                                                            4              28

      Total current deferred tax assets                                         3,545           4,509
                                                                        -------------   -------------
Noncurrent:
   Accrued rent                                                                 1,649           1,042
   Stock-based compensation                                                     1,140             813
   Depreciation                                                                 2,698           1,783
   Other intangibles                                                              487             297
   Net operating loss carryforward                                                 60              --
   Sale leaseback--deferred gain                                                1,769           1,627
   Other                                                                            7              --
      Total noncurrent deferred tax assets                                      7,810           5,562
                                                                        -------------   -------------

      Total deferred tax assets                                                11,355          10,071
                                                                        -------------   -------------

Deferred tax liabilities
Noncurrent:


   Other                                                                           --             (24)
   Goodwill                                                                    (2,961)         (1,444)
   Prepaid pension cost                                                        (2,059)         (1,928)
                                                                        -------------   -------------



      Total deferred tax liabilities                                           (5,020)         (3,396)
                                                                        -------------   -------------



      Total net noncurrent deferred tax assets                                  2,790           2,166
                                                                        -------------   -------------



Total net deferred tax assets                                           $       6,335   $       6,675
                                                                        =============   =============


At December 31, 2005, the Company had $0.8 million of state net operating loss carryforwards, which begin to expire in 2019.

The difference between the actual tax provision (benefit) and the tax provision (benefit) that would result from the use of the Federal statutory rate is as follows:

                                                                           Year Ended December 31,
                                                    -----------------------------------------------------------------------
                                                             2005                    2004                      2003
                                                    -----------------------   --------------------      -------------------
Income before taxes                                $        30,636    100.0   $      22,220  100.0%    $      13,574  100.0%
                                                   ---------------    -----   -------------  -----     -------------  -----
                                                                           %

Expected tax                                       $        10,723     35.0% $        7,777   35.0%    $       4,615   34.0%
State tax expense (net of federal benefit)                   1,750      5.7           1,168    5.3               723    5.3
Resolution of tax contingency (a)                              785      2.6              --     --                --     --
Other                                                       (1,331)    (4.4)            297    1.3                17    0.2
                                                   ---------------    -----   -------------  -----     -------------  -----
Total                                              $        11,927     38.9% $        9,242   41.6%    $       5,355   39.5%
                                                   ===============   ======  ==============  =====     =============  =====

(a) For the year ended December 31, 2005, the Company recognized a benefit of approximately $0.8 million resulting from the resolution of a tax contingency.

14.      SEGMENT REPORTING

The Company's principal business is providing post-secondary education. Accordingly, the Company's operations aggregate into one reporting segment.

15.      RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise the Company in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets. Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of the Company. Steven Hart, the President of Hart Capital, is a member of the Company's board of directors. The Company paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers. In accordance with the agreement, the Company paid Hart Capital approximately $0.4 million, and $0.4 million for the years ended December 31, 2005 and 2004, respectively. In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, the Company paid Hart Capital $0.3 million for its services.

In 2003, the Company entered into a management service agreement with its major stockholder. In accordance with this agreement the Company pays Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services. Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements. The Company paid Stonington Partners $0.75 million in January 2005 and 2004. Fees paid to Stonington Partners were being amortized over a twelve month period. This agreement terminated by its terms upon the Company's completion of its initial public offering. Selling, general and administrative expenses for the year ended December 31, 2005 include a $0.4 million charge resulting from the write-off of the remaining unamortized fees.

During 2002, certain members of senior management issued personal recourse secured promissory notes to the Company for approximately $0.4 million in connection with their purchase of shares of our company stock. These notes have been reflected as a reduction in stockholders' equity. All amounts outstanding under these promissory notes were repaid by the end of the first quarter of 2005.

16.      CLASSIFICATION OF PROPERTY HELD FOR SALE

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

17.      COMMITMENTS AND CONTINGENCIES

Lease Commitments--The Company leases office premises, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,                                       Finance               Operating          Capital
                                                             Obligations              Leases             Leases
--------------------------------------------             --------------------    -----------------    ------------
2006                                                     $              1,259    $          16,100    $        324
2007                                                                    1,259               16,311             236
2008                                                                    1,259               15,657             234
2009                                                                    1,259               14,083             161
2010                                                                    1,259               12,249             155
Thereafter                                                              7,654               65,974             121
                                                         --------------------    -----------------    ------------

                                                                       13,949              140,374           1,231
Less amount representing interest                                     (13,949)                  --            (216)
                                                         --------------------    -----------------    ------------
                                                         $                 --    $         140,374    $      1,015
                                                         =====================   ==================   =============


On December 28, 2001, the Company completed a sale and a leaseback of four owned facilities to a third party for net proceeds of approximately $8.8 million. The initial term of the lease is 15 years with two ten-year extensions. The lease is an operating lease that starts at $1.2 million in the first year and increases annually by the consumer price index. The lease includes an option near the end of the initial lease term to purchase the facilities at fair value, as defined. In connection with this transaction, $9.0 million of cash received was required to be maintained as collateral security under the previous loan agreement and was reflected as restricted cash. Upon entering into the Credit Agreement on February 11, 2003, these restrictions were effectively eliminated. This transaction is being accounted for as a financing. The net proceeds received have been reflected in the consolidated balance sheet as a finance obligation. The lease payments are included as a component of interest expense.

Rent expense, included in operating expenses in the accompanying financial statements for the years ended December 31, 2005, 2004 and 2003 is $16.7 million, $15.2 million, and $11.8 million, respectively. Interest expense related to the financing obligation in the accompanying financial statements for the years ended December 31, 2005, 2004 and 2003 is $1.3 million, $1.2 million and $1.2 million, respectively.

Litigation and Regulatory Matters--The Company has been named as a defendant in actions resulting from the normal course of operations. Based, in part, on the opinion of counsel, management believes that the resolution of these matters will not have a material effect on its financial position, results of operations and cash flows.

18.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2005 and 2004 is as follows (in thousands except per share data):

                                                                          Quarter
                                                    ---------------------------------------------------
2005                                                   First        Second        Third       Fourth
-------------------------------------------         ------------  -----------  -----------  -----------

Net revenues                                        $     70,869  $    68,236  $    78,352  $    81,764
Income (loss) from operations                              2,501          812        7,898       21,299
Net income available to common shareholders                  772           42        5,485       12,410
Income per share:
   Basic                                            $       0.04  $      0.00  $      0.22  $      0.49
   Diluted                                                  0.03         0.00         0.21         0.48


                                                                          Quarter
                                                    ---------------------------------------------------
2004                                                   First        Second        Third       Fourth
-------------------------------------------         ------------  -----------  -----------  -----------
Net revenues                                        $     59,574  $    59,200  $    69,159  $    73,300
Income from operations                                     3,632        2,113        8,256       11,080
Net income available to common shareholders                1,618          860        4,393        6,107
Income per share:
   Basic                                            $       0.07  $      0.04  $      0.20  $      0.28
   Diluted                                                  0.07         0.04         0.19         0.27

                    LINCOLN EDUCATIONAL SERVICES CORPORATION
                 Schedule II--Valuation and Qualifying Accounts
                                 (in thousands)


                                                   Balance at
                                                  Beginning of       Charged to                       Balance at
                 Description                         Period           Expense        Deductions      End of Period
---------------------------------------------    --------------     ------------     ----------      -------------

Allowance accounts for the year ended:

December 31, 2005
Allowance for accounts receivable                         $7,023         $11,188         $10,564              $7,647
                                                ================  ==============  ==============   =================
December 31, 2004
Allowance for accounts receivable                         $5,469          $9,247          $7,693              $7,023
                                                ================  ==============  ==============   =================
December 31, 2003
Allowance for accounts receivable                         $3,378          $7,415          $5,324              $5,469
                                                ================  ==============  ==============   =================