Form 10-Q
period 2006-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2006-05-15
CIK 1286613

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer|_| Accelerated filer|_| Non-accelerated filer|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 9, 2006, there were 25,211,521 shares of the registrant's common stock outstanding.


--------------------------------------------------------------------------------

                                   LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

                                                      INDEX TO FORM 10-Q

                                             FOR THE QUARTER ENDING MARCH 31, 2006


PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS                                                                                           1
             CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2006 AND DECEMBER 31, 2005 (UNAUDITED)                      1
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)     3
             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31,       4
               2006 (UNAUDITED)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005             5
               (UNAUDITED)
             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                 7
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          13
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                     19
ITEM 4.      CONTROLS AND PROCEDURES                                                                                        19
PART II.     OTHER INFORMATION                                                                                              19
ITEM 1.      LEGAL PROCEEDINGS                                                                                              19
ITEM 6.      EXHIBITS                                                                                                       19

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         MARCH 31  DECEMBER 31,
                                                                            2006       2005
                                                                         --------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 41,427   $ 50,257
  Restricted cash                                                             508       --
  Accounts receivable, less allowance of $7,920 and $7,647 at March 31,
  2006 and December 31, 2005, respectively                                 12,643     13,950
  Inventories                                                               1,997      1,764
  Deferred income taxes                                                     3,500      3,545
  Prepaid expenses and other current assets                                 2,886      3,190
  Prepaid income taxes                                                      2,000       --
  Other receivable                                                            429        452
                                                                         --------   --------
    Total current assets                                                   65,390     73,158
                                                                         --------   --------

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated
depreciation and amortization                                              69,390     68,932
                                                                         --------   --------

OTHER ASSETS:
  Deferred finance charges                                                  1,161      1,211
  Prepaid pension cost                                                      5,070      5,071
  Deferred income taxes                                                     3,312      2,790
  Goodwill                                                                 59,476     59,467
  Other assets                                                              3,885      4,163
                                                                         --------   --------
    Total other assets                                                     72,904     72,702
                                                                         --------   --------
TOTAL                                                                    $207,684   $214,792
                                                                         ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and lease obligations                $    255   $    283
  Unearned tuition                                                         31,196     34,930
  Accounts payable                                                         11,366     12,675
  Accrued expenses                                                          9,849     11,060
  Advance payments of federal funds                                           302        840
  Income taxes payable                                                       --        4,085
                                                                         --------   --------
    Total current liabilities
                                                                           52,968     63,873
NONCURRENT LIABILITIES:
  Long-term debt and lease obligations, net of current portion             10,434     10,485
  Other long-term liabilities                                               4,897      4,444
                                                                         --------   --------
    Total liabilities                                                      68,299     78,802
                                                                         --------   --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value - 10,000,000 shares authorized, no shares
    issued and  outstanding at March 31, 2006 and December 31, 2005              --           --
 Common stock, no parvalue - authorized 100,000,000 shares at
    March 31, 2006 and  December 31, 2005, issued and outstanding
    25,197,971 shares at March  31, 2006 and 25,168,390 shares
    at December 31, 2005                                                      119,681      119,453

  Additional paid-in capital                                                    6,106        5,665
  Deferred compensation                                                          (396)        (360)
  Retained earnings                                                            13,994       11,232
                                                                            ---------    ---------
    Total stockholders' equity                                                139,385      135,990
                                                                            ---------    ---------
TOTAL                                                                       $ 207,684    $ 214,792
                                                                            =========    =========

       See notes to unaudited condensed consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS
                                                          ENDED MARCH 31,
                                                          2006       2005
                                                        --------    --------

REVENUES                                                $ 75,513    $ 70,869
                                                        --------    --------
COSTS AND EXPENSES:
  Educational services and facilities                     32,137      29,084
  Selling, general and administrative                     38,668      39,284
                                                        --------    --------
    Total costs & expenses                                70,805      68,368
                                                        --------    --------
OPERATING INCOME
                                                           4,708       2,501
OTHER:
  Interest income                                            471           8
  Interest expense                                          (474)     (1,194)
  Other income                                                16        --
                                                        --------    --------
    INCOME BEFORE INCOME TAXES
                                                           4,721       1,315
PROVISION FOR INCOME TAXES                                 1,959         543
                                                        --------    --------
NET INCOME                                              $  2,762    $    772
                                                        ========    ========
Earnings per share - basic:                             $   0.11    $   0.04
                                                        ========    ========
Net income available to common shareholders

Earnings per share - diluted:                           $   0.11    $   0.03
                                                        ========    ========
Net income available to common shareholders

Weighted average number of common shares outstanding:
  Basic                                                   25,186      21,699
  Diluted                                                 26,038      22,965

       See notes to unaudited condensed consolidated financial statements.

                          LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (IN THOUSANDS)
                                                 (UNAUDITED)

                                                            ADDITIONAL
                                          COMMON STOCK        PAID-IN     DEFERRED      RETAINED
                                        SHARES     AMOUNT     CAPITAL   COMPENSATION    EARNINGS    TOTAL
                                       --------   --------   --------   ------------    --------   --------
BALANCE - December 31, 2005              25,168   $119,453   $  5,665   $     (360)     $ 11,232   $135,990

Net income                                 --         --         --           --           2,762      2,762
Reduction of issuance expenses
  associated with the initial public
  offering                                 --          150       --           --            --          150
Issuance of restricted stock and
  amortization of deferred
  compensation                                4       --           60          (36)         --           24

Stock-based compensation expense           --         --          329         --            --          329

Tax benefit of options exercised           --         --           52         --            --           52

Exercise of stock options                    26         78       --           --            --           78
                                       --------   --------   --------   ----------      --------   --------
BALANCE - March 31, 2006                 25,198   $119,681   $  6,106   $   (396)      $ 13,994   $139,385
                                       ========   ========   ========   ==========      ========   ========

                     See notes to unaudited condensed consolidated financial statements.


            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                   2006        2005
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  2,762    $    772
                                                                                  --------    --------
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                    3,463       3,082
    Amortization of deferred finance charges                                            50          56
    Write-off of deferred finance costs                                               --           365
    Deferred income taxes                                                             (477)       (111)
    Fixed asset donations                                                              (16)       --
    Provision for doubtful accounts                                                  3,150       2,285
    Stock-based compensation expense and issuance of restricted stock                  353         399
    Tax benefit associated with exercise of stock options                               52          39
    Deferred rent                                                                      274         392
  (Increase) decrease in assets, net of acquisitions:
    Restricted cash                                                                   (508)       --
    Accounts receivable                                                             (1,843)     (1,561)
    Inventories                                                                       (233)         90
    Prepaid expenses and current assets                                                226         335
    Other assets                                                                        44         277
  Increase (decrease) in liabilities, net of acquisitions:
    Accounts payable                                                                (1,309)      1,159
    Other liabilities                                                                 (403)        356
    Income taxes payable/prepaid                                                    (6,085)     (2,334)
    Accrued expenses                                                                (1,128)     (3,061)
    Unearned tuition                                                                (3,734)     (5,599)
                                                                                  --------    --------
      Total adjustments                                                             (8,124)     (3,831)
                                                                                  --------    --------
      Net cash used in operating activities                                         (5,362)     (3,059)
                                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (3,467)     (3,195)
  Acquisitions, net of cash acquired                                                  --       (19,691)
                                                                                  --------    --------
      Net cash used in investing activities                                         (3,467)    (22,886)
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                            --        31,000
  Payments on borrowings                                                              --       (35,750)
  Payments of deferred finance fees                                                   --          (833)
  Proceeds from exercise of stock options                                               78          24
  Principal payments under capital lease obligations                                   (79)        (73)
  Repayment from shareholder loans                                                    --           181
                                                                                  --------    --------
      Net cash used in financing activities
                                                                                        (1)     (5,451)
                                                                                  --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                    (8,830)    (31,396)
CASH AND CASH EQUIVALENTS--Beginning of period                                      50,257      41,445
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS--End of period                                          $ 41,427    $ 10,049
                                                                                  ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                           $  516   $    687
                                                                       ======   ========
    Income taxes                                                       $8,469   $  2,946
                                                                       ======   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Cash paid during the period for:
    Fair value of assets acquired                                      $ --     $ 23,238

    Net cash paid for the acquisitions                                   --      (19,691)
                                                                       ------   --------
      Liabilities assumed                                              $ --     $  3,547
                                                                       ======   ========

       See notes to unaudited condensed consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES - Lincoln Educational Services Corporation and its wholly owned subsidiaries ("LESC" or the "Company") operate career-oriented post-secondary schools in various locations, which offer technical programs of study in several different specialties.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These statements, when read in conjunction with the December 31, 2005 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The unaudited condensed consolidated financial statements as of March 31, 2006 and the condensed consolidated financial statements as of December 31, 2005 and for the three months ended March 31, 2006 and 2005 include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, stock-based compensation, income taxes, benefit plans and certain accruals. Actual results could differ from those estimates.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS." SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Boards ("APB") Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 had no effect on the Company's consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company adopted FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 had no effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 29 ACCOUNTING FOR NONMONETARY TRANSACTIONS, by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. The Company adopted SFAS No. 153 on January 1, 2006. The adoption of the provisions of SFAS No. 153 had no effect on the Company's consolidated financial statements.

3.      STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT, ("FAS 123R"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. On December 1, 2005, the Company adopted FAS 123R in advance of the mandatory adoption date of the first quarter of 2006 to better reflect the full cost of employee compensation. The Company adopted FAS 123R using the modified prospective method, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of FAS 123R, the Company recognized stock-based compensation under FAS 123 "STOCK BASED Compensation" and as a result, the implementation of FAS 123R did not have a material impact on the Company's financial presentation. The compensation cost that has been charges against income under this plan was approximately $0.3 million and $0.4 million for the three months ended March 31, 2006 and 2005.

The fair value concepts were not changed significantly under FAS 123R from those utilized under FAS No. 123; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing these alternatives, the Company decided to continue using the Black-Scholes valuation model, however, we decided to utilize straight-line amortization of compensation expense over the requisite service period of the grant, rather than over the individual grant requisite period as chosen under FAS 123. Under FAS 123, the Company had recognized stock option forfeitures as they incurred. Commencing with the adoption of FAS 123R, the Company make estimates of expected forfeitures calculation upon grant issuance.

4.      WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three months ended March 31, 2006 and 2005, respectively, were as follows:

                                        THREE MONTHS ENDING
                                             MARCH 31,
                                    -----------------------------
                                        2006            2005
                                    -------------   -------------
Basic shares outstanding              25,186,000      21,699,000

Dilutive effect of stock options         852,000       1,266,000
                                    -------------   -------------
Diluted shares outstanding            26,038,000      22,965,000
                                    =============   =============

For the three months ended March 31, 2006 and 2005, options to acquire 159 and 71 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

5.      BUSINESS ACQUISITIONS

On December 1, 2005, a wholly-owned subsidiary of the Company acquired Euphoria Institute LLC ("EUP") for approximately $9.0 million, net of cash acquired.

On January 11, 2005, a wholly-owned subsidiary of the Company acquired New England Technical Institute ("NETI") for approximately $18.8 million, net of cash acquired.

The consolidated financial statements include the results of operations of NETI and EUP from their respective acquisition dates. The purchase prices have been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. None of the acquisitions were deemed material to the Company's financial statements.

The following unaudited pro forma results of operations for the three months ended March 31, 2005 assume that the acquisitions occurred at the beginning of the year of acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

                                                      PRO FORMA     PRO FORMA
                                                       IMPACT       IMPACT
                                     HISTORICAL         NETI          EUP           PRO FORMA
2005                                   2005             2005          2005             2005
                                    -------------     ---------     --------         --------
Revenues                            $   70,869        $   278        $ 1,368      $   72,515
Net income                          $      772        $     6        $   (10)     $      768

Earnings per share - basic          $     0.04                                    $     0.04
Earnings per share - diluted        $     0.03                                    $     0.03

6.      GOODWILL AND OTHER INTANGIBLES ASSETS

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

Amortization of intangible assets was approximately $0.2 million for each of the three months ended March 31, 2006 and 2005. Changes in the carrying amount of goodwill from the year ended December 31, 2005 to the three months ended March 31, 2006 were as follows:


Goodwill balance as of December 31, 2005        $59,467
Goodwill adjustments                                  9
                                                -------
Goodwill balance as of March 31, 2006           $59,476
                                                =======

Intangible assets, which are included in other assets in the accompanying consolidated balance sheet, consist of the following:

                                                AT MARCH 31, 2006                   AT DECEMBER 31, 2005
                                            -----------------------------      ---------------------------------
                           WEIGHTED
                           AVERAGE            GROSS                              GROSS
                         AMORTIZATION        CARRYING     ACCUMULATED           CARRYING          ACCUMULATED
                        PERIOD (YEARS)       AMOUNT       AMORTIZATION           AMOUNT           AMORTIZATION
                        ---------------    ----------     ----------------    -------------    -----------------
Student Contracts                 1          $1,920           $1,783             $1,920             $1,569
Trade name               Indefinite           1,410              --               1,410               --
Curriculum                       10           1,400              109              1,400                 74
Non-compete                       0               1                1                  1                  1
                                             ------           ------             ------             ------
Total                           N/A          $4,731           $1,893             $4,731             $1,644
                                             ======           ======             ======             ======

7.      LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks. Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility. The credit agreement permits the issuance of letters of credit, up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement. As a result of this credit agreement, the Company wrote off approximately $0.4 million of unamortized deferred finance charges under the old credit agreement for the three months ended March 31, 2005. The Company incurred approximately $0.8 million of deferred finance charges under the agreement. At March 31, 2006, the Company had outstanding letters of credit aggregating $4.1 million.

The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries' common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement). In addition to paying interest on outstanding principal under the credit agreement, the Company and its subsidiaries are required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined. In connection with the Company's initial public offering in 2005, the Company repaid the then outstanding loan balance of $31.0 million.

The credit agreement contains various covenants, including a number of financial covenants. Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company's and its subsidiaries' schools aggregating 10% or more of the Company's EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.

There were no borrowings outstanding under the credit agreement at March 31, 2006 and December 31, 2005.

As of March 31, 2006, the Company was in compliance with the financial covenants contained in the credit agreement.


8.      EQUITY

Pursuant to the Company's 2005 Non-Employee Directors Restricted Stock Plan (the "Non-Employee Directors Plan"), two newly appointed non-employee directors received an award of restricted shares of common stock equal to $60 thousand on March 1, 2006. The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date. These 7,250 restricted shares (3,625 for each non-employee director) vest ratably on the first, second and third anniversaries of the date of grant; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of March 31, 2006, there were a total of 25,664 shares awarded under the Non-Employee Directors Plan. None of these shares are vested.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2006 were $8.25 using the following weighted average assumptions for grants:

                                                             MARCH 31,
                                                                2006
                                                           ---------------
Expected volatility                                            55.10%
Expected dividend yield                                          0%
Expected life (term)                                         5-6 Years
Risk-free interest rate                                      4.13-5.81%
Weighted-average exercise price during the year                $ 16.01

The following is a summary of transactions pertaining to the option plans:

                                                       WEIGHTED-AVERAGE
                                                        EXERCISE PRICE
                                       SHARES             PER SHARE
                                    --------------     ----------------
Outstanding December 31, 2005         1,839,173          $    7.26
Granted                                   3,000              14.70
Cancelled                               (23,500)             21.86
Exercised                               (25,400)              3.10
                                      ---------
Outstanding March 31, 2006            1,793,273               7.11
                                      =========         ==========

The following table presents a summary of options outstanding at March 31, 2006:

                             -----------------------------------------------------------------------------------------------
                                             STOCK OPTIONS OUTSTANDING                           STOCK OPTIONS EXERCISABLE
                             ----------------------------------------------------------    ---------------------------------
                                                CONTRACTUAL         WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                        AVERAGE LIFE            WEIGHTED                                 WEIGHTEED
PRICES                         SHARES             (YEARS)            AVERAGE PRICE           SHARES           EXERCISE PRICE
-------------------------    ------------    ------------------    --------------------    ------------    ------------------
$1.55                             50,898           3.23                          $1.55         50,898                  $1.55

$3.10                          1,153,000           5.78                           3.10       1,127,720                  3.10
$4.00-$10.00                      59,000           7.12                           6.19          26,800                  5.53
$14.00-$14.19                    371,875           8.08                          14.05         120,360                 14.00
$20.00-$25.00                    158,500           8.58                          22.17          24,800                 23.65
                             -----------                                                   -----------
                               1,793,273           6.48                           7.11       1,350,578                  4.44
                             ===========                                                   ===========

9.      RECOURSE LOAN AGREEMENT

During 2005, the Company entered into an agreement with Student Loan Marketing Association (Sallie Mae) to provide private recourse loans to qualifying students. The following table reflects selected information with respect to the recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreement from inception through March 31, 2006:

                                                                   LOANS                LOANS           LOANS WE MAY BE
                                            DISBURSED            DISBURSED          PURCHASED TO          REQUIRED TO
AGREEMENT EFFECTIVE DATE (1)               LOANS LIMIT            TO DATE               DATE              PURCHASE (2)
-----------------------------------      ----------------    -------------------    --------------    ---------------------
March 28, 2005 to June 30, 2006            $  6,000               $ 3,265               $   -                $  980

(1) Either party may terminate the agreement by giving the other party 30 days written notice of such termination.

(2) Represents the maximum amount of loans under the agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through March 31, 2006.

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

10.     INCOME TAXES

The effective tax rate for the three months ended March 31, 2006 and 2005 was 41.5% and 41.3%, respectively.

11.     RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise the Company in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets. Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of the Company. Steven Hart, the President of Hart Capital, is a member of the Company's board of directors. The Company paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers. In accordance with the agreement, the Company paid Hart Capital $0 and approximately $0.3 million for the three months ended March 31, 2006 and 2005, respectively. In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, the Company paid Hart Capital $0.3 million for its services.

In 2003, the Company entered into a management service agreement with its major stockholder. In accordance with this agreement the Company paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services. Such services included valuing acquisitions and structuring their financing and assisting with new loan agreements. The Company paid Stonington Partners $0 and $0.75 million for the three months ended March 31, 2006 and 2005, respectively. Fees paid to Stonington Partners were being amortized over a twelve month period. This agreement terminated by its terms upon the Company's completion of its initial public offering. Selling, general and administrative expenses for the three months ended March 31, 2005 include a $0.2 million charge resulting from the amortization of these fees.

12.     COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY MATTERS - The Company has been named as a defendant in actions resulting from the normal course of operations. Based, in part, on the opinion of counsel, management believes that the resolution of these matters will not have a material effect on its financial position, results of operations and cash flows.

STOCK PURCHASE AGREEMENT - On March 30, 2006, the Company entered into a definitive stock purchase agreement (the "Purchase Agreement") to acquire New England Institute of Technology at Palm Beach, Inc., a Florida corporation ("NET"), for approximately $35.3 million in cash plus the assumption of a $7.2 million mortgage. The transaction, which is currently expected to close in the second quarter of 2006, is subject to certain regulatory approvals, as well as other customary conditions to closing.

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

The net periodic benefit cost was $1,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively.

14.     SUBSEQUENT EVENT

The Massachusetts Department of Education has raised concerns regarding the status of certain instructor's Department approval to teach certain courses at the Company's Career Education Institute Brockton campus. The Brockton campus represented less than 1.5% of the Company's revenue in 2005.

Based on the Company's discussions with the Department to date, the Company does not expect the resolution of this matter to have a material financial impact. The Company is working with the Massachusetts Department of Education to address their concerns.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2005.

GENERAL

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and adults degree and diploma programs in five areas of study: automotive technology, allied health, skilled trades, business and information technology and spa and culinary. As of March 31, 2006, we enrolled 17,374 students at our 35 campuses across 16 states. Our campuses primarily attract students from their local communities and surrounding areas, although our four destination schools attract students from across the United States, and in some cases, from abroad. We continue to expand our product offerings, and on March 23, 2006 we announced that our new automotive campus in Queens, New York will be opened on March 27, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussions of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, stock-based compensation, income taxes and certain accruals. Actual results could differ from those estimates. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

Our bad debt expense as a percentage of revenue for the three months ended March 31, 2006 and 2005 was 4.2% and 3.2%, respectively. Our exposure to changes in our bad debt expense could impact our operations.

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

STOCK-BASED COMPENSATION. We currently account for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "SHARE BASED PAYMENT." Effective January 1, 2004, we elected to change our accounting policies from the use of the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK-BASED COMPENSATION" to the fair value-based method of accounting for options as prescribed by SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION". As permitted under SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITIONS AND DISCLOSURE--AN AMENDMENT TO SFAS STATEMENT NO. 123," we elected to retroactively restate all periods presented. Because no market for our common stock existed, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, forecasted future operating results, and our expected valuation in an initial public offering.

Prior to our initial public offering on June 22, 2005, we valued the exercise price of options issued to employees using a market based approach. This approach took into consideration the value ascribed to our competitors by the market. In determining the fair value of an option at the time of grant, we reviewed contemporaneous information about our peers, which included a variety of market multiples, including, but not limited to, revenue, EBITDA, net income, historical growth rates and market/industry focus. Prior to our initial public offering, the value we ascribed to stock options granted was based upon our anticipated initial public offering as well as discussions with our investment advisors. Due to the number of peer companies in our sector, we believed using public company comparisons provided a better indication of how the market values companies in the for-profit post secondary education sector.

During 2005, we adopted the provisions of SFAS No. 123R, "SHARE BASED PAYMENT." The adoption of SFAS No. 123R did not have a material impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS." SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Board "APB" Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. We adopted SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 had no effect on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. We adopted FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 had no effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 29 ACCOUNTING FOR NONMONETARY TRANSACTIONS, by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. We adopted SFAS No. 153 on January 1, 2006. The adoption of the provisions of SFAS No. 153 had no effect on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                         ---------------------------
                                            2006            2005
                                         ------------    -----------
Revenues                                      100.0%         100.0%
Costs and expenses:
Educational services and facilities            42.6%          41.0%
Selling, general and administrative            51.1%          55.4%
                                         ------------    -----------
Total costs and expenses                       93.7%          96.4%
                                         ------------    -----------
Operating income                                6.3%           3.6%
Interest expense, net                           0.0%         (1.7)%
Other Income                                    0.0%           0.0%
                                         ------------    -----------
Income before income taxes                      6.3%           1.9%
Provision for income taxes                      2.6%           0.8%
                                         ------------    -----------
Net income                                      3.7%           1.1%
                                         ============    ===========

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES. Our revenues for the quarter ended March 31, 2006 were $75.5 million, representing an increase of $4.6 million, or 6.6%, as compared to $70.9 million for the quarter ended March 31, 2005. Approximately $1.4 million, or 2.1%, of this increase was as a result of our acquisition of Euphoria Institute LLC, or Euphoria, on December 1, 2005, while the remainder was primarily due to tuition increases. For the quarter ended March 31, 2006, our average undergraduate full-time student enrollment was 17,676 as compared to 17,692 for the quarter ended March 31, 2005. Excluding our acquisition of Euphoria, our average undergraduate student enrollment decreased by 1.6% to 17,409. For a discussion of trends in our student enrollment, see "Seasonality and Trends" below.

EDUCATIONAL SERVICES AND FACILITIES EXPENSES. Our educational services and facilities expenses for the quarter ended March 31, 2006 were $32.1 million, representing an increase of $3.0 million, or 10.5%, as compared to $29.1 million for the quarter ended March 31, 2005. The acquisition of Euphoria resulted in $0.9 million, or 3.0%, of this increase. Instructional expenses increased by $0.8 million or 4.6% as compared to last year primarily due to increased compensation and benefit costs. Books and tools expenses increased $0.5 million or 20.0% over the prior year primarily due to timing of class starts in the first quarter of 2006 and from higher costs of books and tools. Additionally, facilities expenses increased by approximately $0.9 million due to rent expenses on our new Queens, New York facility for the full quarter in 2006 as compared to only two months in 2005, our expanded campus facilities at New England Technical Institute during the second half of 2005 and from additional depreciation expense which increased $0.3 million or 8.5% from prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the quarter ended March 31, 2006 were $38.7 million, a decrease of $0.6 million, or 1.6%, as compared to $39.3 million for the quarter ended March 31, 2005. Approximately $0.4 million of the $38.7 million incurred for the quarter ended March 31, 2006 related to the acquisition of Euphoria. Excluding Euphoria, our selling, general and administrative expenses would have decreased 2.6% as compared to the same period in 2005. This decrease was primarily due to: (a) a $0.6 million, or 3.4%, decrease in sales and marketing expenses as a result of efficiencies gained through the better utilization of technology and due to a shift in advertising from television to the Internet, which is more cost effective; and (b) a $0.4 million, or 1.9%, decrease in administrative costs primarily due to decreased expenses associated with the timing and efficiencies gained from rolling out of our new student software and management reporting system at some of our schools during the first quarter of 2006.

NET INTEREST EXPENSE. Our net interest expense for the quarter ended March 31, 2006 was $0.0 million, representing a decrease of $1.2 million from the quarter ended March 31, 2005. This decrease was primarily due to an increase in interest income of $0.5 million due to higher cash balances during the period as well as a decrease of $0.7 million in interest expense due to paying off our debt outstanding under our credit facility with the proceeds from our initial public offering.

INCOME TAXES. Our provision for income taxes for the quarter ended March 31, 2006 was $2.0 million, or 41.5% of pretax income, compared to $0.5 million, or 41.3% of pretax income, for the quarter ended March 31, 2005. The increase in our effective tax rate for the three months ended March 31, 2006 is primarily attributable to an allocation of income between states.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for the three months ended March 31, 2006 and 2005:

                                                CASH FLOW SUMMARY
                                             THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                               2006            2005
                                             --------         --------
                                               (DOLLARS IN THOUSANDS)

Net cash used in operating activities        $ (3,656)        $ (2,536)
Net cash used in investing activities        $ (3,476)        $(22,886)
Net cash used in financing activities        $     (1)        $ (5,451)

As of March 31, 2006 we had cash and cash equivalents of $41.4 million, compared to $48.6 million as of December 31, 2005. Historically, we have financed our operating activities and organic growth primarily through cash generated from operations. We have financed acquisitions primarily through borrowings under our credit agreement and cash generated from operations. We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. As of March 31, 2006, we had borrowings available under our credit agreement of approximately $95.9 million, including a $4.1 million sub-limit on letters of credit.

On March 30, 2006, we entered into a definitive stock purchase agreement to acquire New England Institute of Technology at Palm Beach, Inc., for approximately $35.3 million in cash plus the assumption of a $7.2 million mortgage. The transaction, which is currently expected to close in the second quarter of 2006, is subject to certain regulatory approvals, as well as other customary conditions to closing. If this acquisition is consummated, our cash and cash equivalents would be significantly reduced and we would expect to incur additional indebtedness. Notwithstanding this reduction in cash and cash equivalents, we believe we will continue to be able to meet both our short-term and long-term cash needs through the sources identified above.

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

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs is Title IV, which represented approximately 80% of our cash receipts relating to revenues in 2005. As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to receive Title IV funds would have a significant impact on our operations and our financial condition.

OPERATING ACTIVITIES

Net cash used in operating activities was $3.7 million for the quarter ended March 31, 2006 compared to $2.5 million for the quarter ended March 31, 2005. The $1.2 million increase in cash used by operating activities was primarily due to $5.5 million of increased tax payments made during the first quarter of 2006 as compared to the comparable period in 2005, offset by increased net income as well as non-cash expenses as adjusted by bad debt expense over the comparable period in 2005 as well as reductions in unearned tuition. The remaining difference resulted from changes in other working capital items.

INVESTING ACTIVITIES

Our cash used in investing activities was primarily related to the purchase of property and equipment and in acquiring schools. Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology and in operating systems. On January 11, 2005, we acquired New England Technical Institute, or,NETI, for $18.8 million, net of cash acquired.

We currently lease almost all of our campuses. In October 2005, we completed the purchase of our Grand Prairie, Texas facility and expect to open the facility in the second half of 2006. In addition, although our growth strategy is primarily focused on internal growth, including campus expansions, we may also consider strategic acquisitions. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Net cash used in investing activities decreased $19.4 million to $3.5 million for the quarter ended March 31, 2006 from $22.9 million for the quarter ended March 31, 2005. This decrease is entirely due to our acquisition of NETI.

Capital expenditures are expected to increase as we upgrade and expand current equipment and facilities and open new facilities to meet increased student enrollments. Additionally, we are evaluating several other expansion opportunities. We anticipate capital expenditures to be approximately 12% to 15% of revenues in 2006. We expect to be able to fund these capital expenditures with cash generated from operating activities.

FINANCING ACTIVITIES

Net cash used in financing activities was $0.0 million for the quarter ended March 31, 2006 compared to $5.5 million for the quarter ended March 31, 2005. This decrease in 2006 is mainly attributable to the pay down of our debt in 2005 from the proceeds of our initial public offering.

On February 15, 2005, we entered into a new credit agreement with a syndicate of banks led by our existing lender. Under the terms of this agreement, the syndicate provided us with a $100 million credit facility with a term of five years. The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement. In connection with of this new credit agreement, we wrote off as a component of interest expense approximately $0.4 million of unamortized deferred finance costs under our old credit agreement in the quarter ended March 31, 2005. We incurred approximately $0.8 million of deferred finance costs under the new agreement.

The following table sets forth our long-term debt at the dates indicated:


                                                                        MARCH 31,      DECEMBER 31,
                                                                          2006            2005
                                                                        --------         --------
                                                                          (DOLLARS IN THOUSANDS)
Credit agreement                                                        $   --           $   --
Automobile loans                                                              73               81
Finance obligation                                                         9,672            9,672
Capital leases-computers (with rates ranging from 6.7% to 10.7%)             944            1,015
                                                                        --------         --------
   Subtotal
                                                                          10,689           10,768
Less current maturities                                                     (255)            (283)
                                                                        --------         --------
                                                                        $ 10,434         $ 10,485
                                                                        ========         ========

CONTRACTUAL OBLIGATIONS

LONG-TERM DEBT. As of March 31, 2006, our long-term debt consisted entirely of the finance obligation in connection with our sale-leaseback transaction in 2001 snd amounts due under capital lease obligations.

LEASE COMMITMENTS. We lease offices, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2006, measured from the end of our fiscal year, December 31, 2005:

                                                                              PAYMENTS DUE BY PERIOD
                                                   -------------------------------------------------------------------------
                                                                  LESS THAN
                                                    TOTAL          1 YEAR        2-3 YEARS      4-5 YEARS       AFTER 5 YEARS
                                                   --------       ---------      ---------      ---------       -------------
                                                                       (DOLLARS IN THOUSANDS)
Capital leases (including interest)                $  1,140        $    291        $    457        $    309        $     83
Operating leases                                    144,442          16,575          31,912          25,981          69,974
Finance obligation                                   13,949           1,259           2,517           2,517           7,656
Automobile loans (including interest)                    75              36              39            --              --
                                                   --------        --------        --------        --------        --------
Total contractual cash obligations                 $159,606        $ 18,161        $ 34,925        $ 28,807        $ 77,713
                                                   ========        ========        ========        ========        ========


OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2006.

RELATED PARTY TRANSACTIONS

We had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise us in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets. Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of our Company. Steven Hart, the President of Hart Capital, is a member of our board of directors. We paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers. In accordance with the agreement, we paid Hart Capital $0 and approximately $0.3 million for the quarter ended March 31, 2006 and 2005, respectively. In connection with the consummation of the NETI acquisition, on January 11, 2005, we paid Hart Capital $0.3 million for its services.

In 2003, we entered into a management service agreement with our majority stockholder, Stonington Partners. In accordance with this agreement, we paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services. Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements. We paid Stonington Partners $0 and $0.75 million for the quarter ended March 31, 2006 and 2005, respectively. Fees paid to Stonington Partners were being amortized over a twelve month period. This agreement terminated by its terms upon the completion of our initial public offering in June 2005. Selling, general and administrative expenses for the quarter ended March 31, 2005 include a $0.2 million charge resulting from the amortization of these fees.

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

Similar to many other for-profit post secondary education companies, the increase in our average undergraduate enrollments did not meet our historical or anticipated growth rates in 2005. As a result of this slow down, we entered 2006 with fewer students enrolled than we had in January of 2005. The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that the slow down can be attributed to many factors, including: (a) the economy; (b) dependency on television to attract students to our school; (c) turnover of our sales representatives; and
(d) increasing competition in the marketplace.

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

Operating income is negatively impacted during the initial start-up phase of new campus expansions. We incur sales and marketing costs as well as campus personnel costs in advance of the opening of each campus. Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the nine-month period prior to a campus opening. During the current year, we initiated expansion efforts for one new campus, located in Queens, New York, which opened on March 27, 2006.

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

10.17 *               Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse
                      Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer.

31.1 *                Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.

31.2 *                Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                      2002.

32 *                  Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18
                      U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------

*       Filed herewith

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-123664).

(2)     Incorporated by reference to the Company's Form 8-K dated June 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 12, 2006

                                    LINCOLN EDUCATIONAL SERVICES CORPORATION


                                    By:      /S/ CESAR RIBEIRO
                                             ---------------------------
                                             Cesar Ribeiro
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)