Form 10-Q
period 2006-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2006-08-11
CIK 1286613

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 3, 2006, there were 25,397,095 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDING JUNE 30, 2006


PART I.    FINANCIAL INFORMATION
-------    ---------------------
Item 1.    Financial Statements                                               1
           Condensed Consolidated Balance Sheets at June 30, 2006 and
           December 31, 2005 (unaudited)                                      1
           Condensed Consolidated Statements of Income for the three
           and six months ended June 30, 2006 and 2005 (unaudited)            3
           Condensed Consolidated Statement of Changes in Stockholders'
           Equity for the six months ended June 30, 2006 (unaudited)          4
           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2006 and 2005 (unaudited)                    5
           Notes to Unaudited Condensed Consolidated Financial Statements     6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13
Item 3.    Quantitative and Qualitative Disclosures About Market Risk        20
Item 4.    Controls and Procedures                                           21

PART II.   OTHER INFORMATION                                                 21
--------   -----------------
Item 1.    Legal Proceedings                                                 21
Item 4.    Submission of Matters to a Vote of Security Holders               21
Item 6.    Exhibits                                                          22



--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                              JUNE 30,           DECEMBER 31,
                                                                                2006                 2005
                                                                         ------------------   ------------------
                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $          5,467     $         50,257
  Restricted cash                                                                    2,069                    -
  Accounts receivable, less allowance of $11,631 and $7,647
    at June 30, 2006 and December 31, 2005, respectively                            15,769               13,950
  Inventories                                                                        2,181                1,764
  Deferred income taxes                                                              4,013                3,545
  Due from federal funds                                                               314                    -
  Prepaid expenses and other current assets                                          4,964                3,190
  Prepaid income taxes                                                               2,517                    -
  Other receivable                                                                     235                  452
                                                                         ------------------   ------------------
    Total current assets                                                            37,529               73,158
                                                                         ------------------   ------------------

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $66,167 and $59,570 at
   June 30, 2006 and December 31, 2005, respectively                                94,293               68,932
                                                                         ------------------   ------------------

OTHER ASSETS:
  Deferred finance charges                                                           1,114                1,211
  Benefit under interest rate swap                                                     384                    -
  Prepaid pension cost                                                               5,046                5,071
  Deferred income taxes                                                                  -                2,790
  Goodwill                                                                          82,578               59,467
  Other assets                                                                       5,213                4,163
                                                                         ------------------   ------------------
    Total other assets                                                              94,335               72,702
                                                                         ------------------   ------------------
TOTAL                                                                     $        226,157     $        214,792
                                                                         ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and lease obligations                 $          1,034     $            283
  Unearned tuition                                                                  27,309               34,930
  Accounts payable                                                                  10,696               12,675
  Accrued expenses                                                                  12,073               11,060
  Advance payments of federal funds                                                      -                  840
  Income taxes payable                                                                   -                4,085
                                                                         ------------------   ------------------
    Total current liabilities                                                       51,112               63,873

NONCURRENT LIABILITIES:
  Deferred income taxes                                                              1,923                    -
  Long-term debt and lease obligations, net of current portion                      26,751               10,485
  Other long-term liabilities                                                        5,115                4,444
                                                                         ------------------   ------------------

    Total liabilities                                                               84,901               78,802
                                                                         ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and
    December 31, 2005                                                                    -                    -
  Common stock, no par value - authorized 100,000,000 shares at
    June 30, 2006 and December 31, 2005, issued and outstanding
    25,390,669 shares at June 30, 2006 and 25,168,390 shares at
    December 31, 2005                                                              119,875              119,453
  Additional paid-in capital                                                         7,008                5,665
  Deferred compensation                                                              (587)                (360)
  Retained earnings                                                                 14,960               11,232
                                                                         ------------------   ------------------

    Total stockholders' equity                                                     141,256              135,990
                                                                         ------------------   ------------------
TOTAL                                                                     $        226,157     $        214,792
                                                                         ==================   ==================


                       See notes to unaudited condensed consolidated financial statements.


                                    LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)


                                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                            2006               2005                2006               2005
                                                       --------------     --------------      --------------     --------------
REVENUES                                                $     75,363       $     68,236        $    150,876       $    139,105
                                                       --------------     --------------      --------------     --------------
COSTS AND EXPENSES:
  Educational services and facilities                         32,609             29,559              64,746             58,643
  Selling, general and administrative                         40,955             37,865              79,623             77,149
                                                       --------------     --------------      --------------     --------------
    Total costs & expenses                                    73,564             67,424             144,369            135,792
                                                       --------------     --------------      --------------     --------------
OPERATING INCOME
                                                               1,799                812               6,507              3,313
OTHER:
  Interest income                                                306                 22                 777                 30
  Interest expense                                              (570)              (763)             (1,044)            (1,957)
  Other income                                                    54                  -                  70                  -
                                                       --------------     --------------      --------------     --------------
    INCOME BEFORE INCOME TAXES
                                                               1,589                 71               6,310              1,386
PROVISION FOR INCOME TAXES                                       623                 29               2,582                572
                                                       --------------     --------------      --------------     --------------
NET INCOME                                              $        966       $         42        $      3,728       $        814
                                                       ==============     ==============      ==============     ==============

Earnings per share - basic:                             $       0.04       $       0.00        $       0.15       $       0.04
                                                       ==============     ==============      ==============     ==============
Net income available to common shareholders
Earnings per share - diluted:                           $       0.04       $       0.00        $       0.14       $       0.04
                                                       ==============     ==============      ==============     ==============
Net income available to common shareholders

Weighted average number of common shares outstanding:
  Basic                                                       25,303             21,950              25,245             21,825
  Diluted                                                     26,084             23,077              26,061             23,021


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


                                                                ADDITIONAL
                                         COMMON STOCK             PAID-IN        DEFERRED        RETAINED
                                      SHARES       AMOUNT         CAPITAL      COMPENSATION      EARNINGS        TOTAL
                                     --------    ----------     -----------   --------------    ----------    -----------
BALANCE - December 31, 2005           25,168      $119,453       $   5,665     $       (360)     $ 11,232      $ 135,990

Net income                                 -             -               -                -         3,728          3,728
Reduction of issuance expenses
  associated with the initial
  public offering                          -           150               -                -             -            150
Issuance of restricted stock
  and amortization of deferred
  compensation                            19             -             300             (227)            -             73
Stock-based compensation
  expense                                  -             -             684                -             -            684

Tax benefit of options
  exercised                                -             -             359                -             -            359

Exercise of stock options                204           272               -                -             -            272
                                     --------    ----------     -----------   --------------    ----------    -----------
BALANCE - June 30, 2006               25,391      $119,875       $   7,008     $       (587)     $ 14,960      $ 141,256
                                     ========    ==========     ===========   ==============    ==========    ===========


                            See notes to unaudited condensed consolidated financial statements.


                                  LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                            2006                  2005
                                                                                       --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $      3,728          $        814
                                                                                       --------------        --------------
  Adjustments to reconcile net income to net cash used
  in operating activities:
    Depreciation and amortization                                                              7,136                 6,134
    Amortization of deferred finance charges                                                      97                    95
    Write-off of deferred finance costs                                                            -                   365
    Deferred income taxes                                                                    (1,469)                 (195)
    Fixed asset donations                                                                       (16)                     -
    Provision for doubtful accounts                                                            7,446                 4,730
    Stock-based compensation expense and issuance of restricted stock                            757                   708
    Tax benefit associated with exercise of stock options                                        359                    39
    Deferred rent                                                                                618                   959
  (Increase) decrease in assets, net of acquisitions:
    Restricted cash                                                                          (2,069)                     -
    Accounts receivable                                                                      (8,544)               (3,637)
    Inventories                                                                                (330)                    20
    Prepaid expenses and current assets                                                      (1,893)                 (362)
    Other assets                                                                                  40                   608
  Increase (decrease) in liabilities, net of acquisitions:
    Accounts payable                                                                         (2,863)                 1,343
    Other liabilities                                                                        (1,062)                 (142)
    Income taxes payable/prepaid                                                             (6,602)               (2,225)
    Accrued expenses                                                                           1,035               (1,007)
    Unearned tuition                                                                         (9,831)               (9,942)
                                                                                       --------------        --------------
      Total adjustments                                                                     (17,191)               (2,509)
                                                                                       --------------        --------------
      Net cash used in operating activities                                                 (13,463)               (1,695)
                                                                                       --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       (8,643)               (6,566)
  Acquisitions, net of cash acquired                                                        (32,759)              (19,877)
                                                                                       --------------        --------------
      Net cash used in investing activities                                                 (41,402)              (26,443)
                                                                                       --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                    10,000                31,000
  Payments on borrowings                                                                        (55)              (66,750)
  Payments of deferred finance fees                                                                -                 (833)
  Proceeds from exercise of stock options                                                        272                   256
  Principal payments under capital lease obligations                                           (142)                 (157)
  Repayment from shareholder loans                                                                 -                   181
  Proceeds from issuance of common stock, net of issuance costs of $6,882                          -                53,118
                                                                                       --------------        --------------
      Net cash provided by financing activities                                               10,075                16,815
                                                                                       --------------        --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                            (44,790)              (11,323)
CASH AND CASH EQUIVALENTS--Beginning of period                                                50,257                41,445
                                                                                       --------------        --------------
CASH AND CASH EQUIVALENTS--End of period                                                $      5,467          $     30,122
                                                                                       ==============        ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                            $        932          $      1,573
                                                                                       ==============        ==============
    Income taxes                                                                        $     10,294          $      2,949
                                                                                       ==============        ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Cash paid during the period for:
    Fair value of assets acquired                                                       $     48,987          $     23,425

    Net cash paid for the acquisitions                                                      (39,973)              (19,877)
                                                                                       --------------        --------------
      Liabilities assumed                                                               $      9,014          $      3,548
                                                                                       ==============        ==============


                             See notes to unaudited condensed consolidated financial statements.

            LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS AND UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES - Lincoln Educational Services Corporation and its wholly owned subsidiaries ("LESC" or the "Company") operate career-oriented post-secondary schools in various locations, which offer technical programs of study in several different specialties.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These statements, when read in conjunction with the December 31, 2005 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The unaudited condensed consolidated financial statements as of June 30, 2006 and the condensed consolidated financial statements as of December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards ("SFAS" ) No. 109, "Accounting for Income Taxes". This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS." SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of the provision of SFAS No. 156 is not expected to have a material effect on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS." SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 is not expected to have a material effect on the Company's consolidated financial statements.

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

In March 2005, the FASB issued FIN 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS. FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company adopted FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 had no effect on the Company's consolidated financial statements.

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

3.    STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT, ("FAS 123R"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. On December 1, 2005, the Company adopted FAS 123R in advance of the mandatory adoption date of the first quarter of 2006 to better reflect the full cost of employee compensation. The Company adopted FAS 123R using the modified prospective method, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of FAS 123R, the Company recognized stock-based compensation under FAS 123 "STOCK BASED Compensation" and as a result, the implementation of FAS 123R did not have a material impact on the Company's financial presentation. Reflected in the accompanying statements of income is compensation expense of approximately $0.4 million and $0.3 million for the three months ended June 30, 2006 and 2005 and $0.7 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively, incurred under this plan.

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

4.    WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three and six months ended June 30, 2006 and 2005, respectively, were as follows:

                                      THREE MONTHS ENDING          SIX MONTHS ENDING
                                            JUNE 30,                    JUNE 30,
                                    ------------------------    ------------------------
                                       2006          2005          2006          2005
                                    ----------    ----------    ----------    ----------
                                                       (IN THOUSANDS)
                                    ----------------------------------------------------
Basic shares outstanding               25,303        21,950        25,245        21,825
Dilutive effect of stock options          781         1,127           816         1,196
                                    ----------    ----------    ----------    ----------
Diluted shares outstanding             26,084        23,077        26,061        23,021
                                    ==========    ==========    ==========    ==========

For the three months ended June 30, 2006 and 2005, options to acquire 208,500 and 71,000 shares, and six months ended June 30, 2006 and 2005, options to acquire 208,500 and 71,000 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

5.    BUSINESS ACQUISITIONS

On May 22, 2006, Lincoln Technical Institute, Inc., a wholly-owned subsidiary of the Company, acquired New England Institute of Technology at Palm Beach, Inc. ("FLA") for approximately $40.0 million, net of cash acquired. The FLA purchase price has been preliminarily allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

On December 1, 2005, a wholly-owned subsidiary of the Company acquired Euphoria Institute LLC ("EUP") for approximately $9.2 million, net of cash acquired.

On January 11, 2005, a wholly-owned subsidiary of the Company acquired New England Technical Institute ("NETI") for approximately $18.8 million, net of cash acquired.

The consolidated financial statements include the results of operations of FLA, EUP and NETI from their respective acquisition dates. The purchase prices have been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. None of the acquisitions were deemed material to the Company's financial statements.

The following unaudited pro forma results of operations for the three and six months ended June 30, 2006 and three and six months ended June 30, 2005 assumes that the acquisitions occurred at the beginning of the year of acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

                                 THREE MONTHS ENDING JUNE 30, 2006                              SIX MONTHS ENDING JUNE 30, 2006
                                                 PRO                                                           PRO
                                                FORMA                                                         FORMA
                                                IMPACT       PRO                                              IMPACT       PRO
                                 HISTORICAL      FLA        FORMA                              HISTORICAL      FLA        FORMA
                                    2006         2006        2006                                 2006         2006        2006
                                ------------  ----------  ----------                          ------------  ----------  ----------
Revenue                          $ 75,363      $  2,289    $ 77,652   Revenue                  $  150,876    $  7,148    $158,024
Net Income                       $    966      $  (460)    $    506   Net Income               $    3,728    $  (302)    $  3,426

                                                                      Earnings per share -
Earnings per share - basic       $   0.04                  $   0.02   basic                    $     0.15                $   0.13
                                                                      Earnings per share -
Earnings per share - diluted     $   0.04                  $   0.02   diluted                  $     0.14                $   0.13


                                                   THREE MONTHS ENDING JUNE 30, 2005

                                                 PRO FORMA      PRO FORMA      PRO FORMA
                                 HISTORICAL     IMPACT NETI     IMPACT EUP     IMPACT FLA     PRO FORMA
                                    2005           2005            2005           2005          2005
                                ------------   -------------   ------------   ------------   -----------
Revenue                          $   68,236     $       278     $    1,251     $    4,358     $  74,123
Net Income                       $       42     $         6     $     (69)     $    (129)     $   (150)

Earnings per share - basic       $     0.00                                                   $  (0.01)
Earnings per share - diluted     $     0.00                                                   $  (0.01)

                                                    SIX MONTHS ENDING JUNE 30, 2005

                                                 PRO FORMA      PRO FORMA      PRO FORMA
                                 HISTORICAL     IMPACT NETI     IMPACT EUP     IMPACT FLA     PRO FORMA
                                    2005           2005            2005           2005          2005
                                ------------   -------------   ------------   ------------   -----------
Revenue                          $  139,105     $       278     $    2,619     $    9,172     $ 151,174
Net Income                       $      814     $         6     $       20     $      123     $     963

Earnings per share - basic       $     0.04                                                   $    0.04
Earnings per share - diluted     $     0.04                                                   $    0.04

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The Company reviews intangible assets with an indefinite useful life for impairment when indicators of impairment exist. Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Amortization of intangible assets was approximately $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.

Changes in the carrying amount of goodwill from the year ended December 31, 2005 to the six months ended June 30, 2006 were as follows:

Goodwill balance as of December 31, 2005                         $    59,467
Goodwill acquired pursuant to business acquisition of FLA             22,205
Goodwill adjustments                                                     906
                                                                -------------
Goodwill balance as of June 30, 2006                             $    82,578
                                                                =============

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

                                                     AT JUNE 30, 2006                 AT DECEMBER 31, 2005
                                           ---------------------------------    ---------------------------------
                           WEIGHTED
                           AVERAGE            GROSS                                GROSS
                         AMORTIZATION        CARRYING         ACCUMULATED         CARRYING         ACCUMULATED
                        PERIOD (YEARS)        AMOUNT          AMORTIZATION         AMOUNT          AMORTIZATION
                       ----------------    -------------    ----------------    -------------    ----------------
Student Contracts                    1      $     3,050      $        1,910      $     1,920      $        1,569
Trade name                  Indefinite            1,490                   -            1,410                   -
Curriculum                          10              700                 103            1,400                  74
Non-compete                          0            1,001                  23                1                   1
                                           -------------    ----------------    -------------    ----------------
Total                              N/A      $     6,241      $        2,036      $     4,731      $        1,644
                                           =============    ================    =============    ================

The increase in trade name and decrease in curriculum from December 31, 2005 to June 30, 2006 was due to the finalization of the EUP purchase valuation.

7.    OTHER ACCOUNTS RECEIVABLE

Other accounts receivable represent amounts due from the previous owners of New England Institute of Technology at Palm Beach, Inc. resulting from purchase price adjustments in the closing balance sheet as stipulated in the stock purchase agreement.

8.    LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks. Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility. The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement. In connection with entering into the credit agreement, the Company wrote off approximately $0.4 million of unamortized deferred finance charges under the old credit agreement for the three months ended March 31, 2005. The Company incurred approximately $0.8 million of deferred finance charges under the existing credit agreement. At June 30, 2006, the Company had outstanding letters of credit aggregating $4.4 million.

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

On May 16, 2006, the Company borrowed $10.0 million under the credit agreement. The interest rate under this borrowing is 6.17%.

As of June 30, 2006, the Company was in compliance with the financial covenants contained in the credit agreement.

On May 22, 2006, the Company assumed a mortgage note payable as part of the acquisition of the New England Institute of Technology at Palm Beach, Inc. in the amount of $7.2 million. The mortgage note is payable to the bank in monthly installments which varies due to the interest rate. The note has an interest rate which is at the bank's LIBOR rate plus 2.0% with a maturity date of May 1, 2023. The Note is secured by a first position mortgage on real estate (See Note
15).

9.    EQUITY

Pursuant to the Company's 2005 Non-Employee Directors Restricted Stock Plan (the "Non-Employee Directors Plan"), two newly appointed non-employee directors received an award of restricted shares of common stock equal to $0.06 million on March 1, 2006. The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date. These 7,250 restricted shares (3,625 for each non-employee director) vest ratably on the first, second and third anniversaries of the date of grant; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. Additionally, on May 23, 2006, the date of our annual meeting, each non-employee Board member received an annual restricted award equal to $0.03 million. The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date. These 14,248 restricted shares (1,781 for each non-employee director) vest ratably on the first, second and third anniversaries of the date of grant; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of June 30, 2006, there were a total of 39,912 shares awarded under the Non-Employee Directors Plan. None of these shares are vested.


The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2006 were $9.65 using the following weighted average assumptions for grants:

                                                           JUNE 30,
                                                             2006
                                                        --------------
Expected volatility                                         55.10%
Expected dividend yield                                       0%
Expected life (term)                                       6 Years
Risk-free interest rate                                   4.13-4.84%
Weighted-average exercise price during the year             $16.88

The following is a summary of transactions pertaining to the option plans:

                                                         WEIGHTED-AVERAGE
                                      SHARES         EXERCISE PRICE PER SHARE
                                   ------------    ----------------------------
Outstanding December 31, 2005        1,839,173                           $7.26
Granted                                 67,000                           16.88
Cancelled                             (76,572)                           13.02
Exercised                            (203,850)                            3.10
                                   ------------
Outstanding June 30, 2006            1,625,751                            7.89
                                   ============

The following table presents a summary of options outstanding at June 30, 2006:

                                                             AS OF JUNE 30, 2006
                            -------------------------------------------------------------------------------------
                                               STOCK OPTIONS OUTSTANDING             STOCK OPTIONS EXERCISABLE
                            --------------------------------------------------    -------------------------------
                                             CONTRACTUAL
                                              WEIGHTED
                                            AVERAGE LIFE          WEIGHTED                      WEIGHTED EXERCISE
 RANGE OF EXERCISE PRICES      SHARES          (YEARS)         AVERAGE PRICE         SHARES            PRICE
--------------------------  ------------  -----------------  -----------------    ------------  -----------------
$1.55                            50,898          2.98                   $1.55          50,898              $1.55
$3.10                           948,478          5.54                    3.10         923,198               3.10
$4.00-$10.00                     49,000          6.85                    5.93          22,800               5.18
$14.00-$17.00                   426,375          8.15                   14.45         120,360              14.00
$20.00-$25.00                   151,000          8.31                   22.24          45,900              22.82
                            ------------                                          ------------
                              1,625,751          6.44                    7.89        1,163,156              4.98
                            ============                                          ============

10.   RECOURSE LOAN AGREEMENT

During 2005, the Company entered into an agreement with Student Loan Marketing Association (Sallie Mae) to provide private recourse loans to qualifying students. The following table reflects selected information with respect to the recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreement from inception through June 30, 2006:


AGREEMENT EFFECTIVE DATE (1)                                                                    LOANS WE MAY BE
                                       DISBURSED     LOANS DISBURSED TO    LOANS PURCHASED        REQUIRED TO
                                      LOANS LIMIT           DATE               TO DATE            PURCHASE (2)
                                     -------------  --------------------  -----------------  ---------------------
March 28, 2005 to June 30, 2006       $     6,000    $            4,652    $             -    $             1,396

(1) Either party may terminate the agreement by giving the other party 30 days written notice of such termination.
(2) Represents the maximum amount of loans under the agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through June 30, 2006.

Under the recourse loan agreement, the Company is required to fund 30% of all loans disbursed into a Sallie Mae reserve account. The amount of our loan purchase obligation may not exceed 30% of loans disbursed. We record such amounts in accounts receivable on our condensed consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Accordingly, the Company has an allowance for the full amount of deposit.

11.   INCOME TAXES

The effective tax rate for the three months ended June 30, 2006 and 2005 was 39.2% and 40.8%, and six months ended June 30, 2006 and 2005 was 40.9% and 41.3% respectively.

12.   RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Hart Capital LLC ("Hart Capital"), which terminated by its terms in June 2004, to advise the Company in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets. Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of the Company. Steven Hart, the President of Hart Capital, is a member of the Company's board of directors. The Company paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers. In accordance with the agreement, the Company paid Hart Capital $0 and approximately $0.01 million for the three months ended June 30, 2006 and 2005, respectively and $0 and approximately $0.3 million for the six months ended June 30, 2006 and 2005, respectively. In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, the Company paid Hart Capital $0.3 million for its services.

In 2003, the Company entered into a management service agreement with its major stockholder. In accordance with this agreement the Company paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services. Such services included valuing acquisitions and structuring their financing and assisting with new loan agreements. The Company paid Stonington Partners $0 and $0.75 million for the six months ended June 30, 2006 and 2005, respectively. Fees paid to Stonington Partners were being amortized over a twelve month period. This agreement terminated by its terms upon the Company's completion of its initial public offering. Selling, general and administrative expenses for the six months ended June 30, 2005 include $0.75 million resulting from the amortization of these fees.

13.   COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY MATTERS - The Company has been named as a defendant in actions resulting from the normal course of operations. Based, in part, on the opinion of counsel, management believes that the resolution of these matters will not have a material effect on its financial position, results of operations and cash flows.

14.   PENSION PLAN

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

The net periodic benefit cost was $24,000 for the three months ended June 30, 2006. For the three months ended June 30, 2005, the net periodic benefit income was $51,000. For the six months ended June 30, 2006 and 2005, the net periodic benefit cost was $25,000 and $21,000.

15.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On May 22, 2006, the Company assumed a mortgage note payable (See Note 8) with an accompanying interest rate swap (the "SWAP") as part of the acquisition of the New England Institute of Technology at Palm Beach, Inc. in the amount of $7.2 million. The Company accounts for the interest rate swap agreement in accordance with SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. Under the swap agreement, the Company pays a fixed rate tied to the one month LIBOR rate until May 1, 2013 and receives a variable rate of 6.48%. The SWAP is being accounted for as an ineffective hedge as it did not meet the requirements set forth under SFAS No. 133. Accordingly, other income includes income of $0.05 million for the quarter ended June 30, 2006. As of June 30, 2006, $0.4 million of interest rate swap related assets is included in other long term assets in the accompanying condensed consolidated balance sheet.

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

GENERAL

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. As of June 30, 2006, we enrolled 17,058 students at our 37 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our four destination schools attract students from across the United States, and in some cases, from abroad. We continue to expand our product offerings and our geographic reach. On March 27, 2006 we opened our new automotive campus in Queens, New York and on May 22, 2006 we completed the acquisition of New England Institute of Technology at Palm Beach, Inc. ("FLA").

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

Our bad debt expense as a percentage of revenue for the three months ended June 30, 2006 and 2005 was 5.7% and 3.6%, respectively and for the six months ended June 30, 2006 and 2005 was 4.9% and 3.7%. Our exposure to changes in our bad debt expense could impact our operations.

Because a substantial portion of our revenue is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on the realizability of our receivables.

GOODWILL. We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS." SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of the provision of SFAS No. 156 is not expected to have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS." SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3." SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Board "APB" Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. We adopted SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 had no effect on our consolidated financial statements.

In March 2005, the FASB issued FIN 47, "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS." FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. We adopted FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 had no effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS". SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 29 "ACCOUNTING FOR NONMONETARY TRANSACTIONS", by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. We adopted SFAS No. 153 on January 1, 2006. The adoption of the provisions of SFAS No. 153 had no effect on our consolidated financial statements.


RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                      -------------------------   -------------------------
                                         2006          2005          2006          2005
                                      -----------   -----------   -----------   -----------
Revenues                                  100.0%        100.0%        100.0%        100.0%
Costs and expenses:
Educational services and facilities        43.3%         43.3%         42.9%         42.2%
Selling, general and administrative        54.3%         55.5%         52.7%         55.4%
                                      -----------   -----------   -----------   -----------
Total costs and expenses                   97.6%         98.8%         95.6%         97.6%
                                      -----------   -----------   -----------   -----------
Operating income                            2.4%          1.2%          4.4%          2.4%
Interest expense, net                     (0.4)%        (1.1)%        (0.2)%        (1.4)%
Other Income                                0.1%          0.0%          0.0%          0.0%
                                      -----------   -----------   -----------   -----------
Income before income taxes                  2.1%          0.1%          4.2%          1.0%
Provision for income taxes                  0.8%          0.0%          1.7%          0.4%
                                      -----------   -----------   -----------   -----------
Net income                                  1.3%          0.1%          2.5%          0.6%
                                      ===========   ===========   ===========   ===========

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUES. Our revenues for the quarter ended June 30, 2006 were $75.4 million, representing an increase of $7.1 million, or 10.4%, as compared to $68.2 million for the quarter ended June 30, 2005. Approximately $1.2 million and $1.9 million, , respectively of this increase was as a result of our acquisition of Euphoria Institute LLC, or Euphoria, on December 1, 2005 and our acquisition of New England Institute of Technology at Palm Beach, Inc, or FLA, on May 22, 2006. The remainder of the increase was primarily due to tuition increases. For the quarter ended June 30, 2006, our average undergraduate full-time student enrollment increased 2.8% to 17,380 as compared to 16,909 for the quarter ended June 30, 2005. Excluding our acquisition of Euphoria and FLA, our average undergraduate student enrollment decreased by 1.9% to 16,592. For a discussion of trends in our student enrollment, see "Seasonality and Trends" below.

EDUCATIONAL SERVICES AND FACILITIES EXPENSES. Our educational services and facilities expenses for the quarter ended June 30, 2006 were $32.6 million, representing an increase of $3.0 million, or 10.3%, as compared to $29.6 million for the quarter ended June 30, 2005. The acquisitions of Euphoria and FLA resulted in $0.7 million and $0.9 million, respectively, of this increase. Instructional expenses increased by $0.3 million or 1.9% as compared to last year primarily due to increased compensation and benefit costs. Books and tools expenses increased $0.3 million or 10.6% over the prior year primarily due to timing of class starts and from higher costs of books and tools. Additionally, facilities expenses increased by approximately $0.9 million over the same quarter in 2005 primarily due to normal rent escalation clauses and additional square footage at some of our facilities as well as due to higher insurance and property taxes. Additionally for the quarter ended June 30, 2006, depreciation and amortization expense increased by approximately $0.4 million over the same period in prior year primarily due to additional depreciation expense associated with our Queens, New York facility, which opened on March 27, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the quarter ended June 30, 2006 were $41.0 million, representing an increase of $3.1 million, or 8.2%, as compared to $37.9 million for the quarter ended June 30, 2005. Approximately $0.4 million and $0.7 million of the $41.0 million incurred for the quarter ended June 30, 2006 related to the acquisition of Euphoria and FLA, respectively. Excluding Euphoria and FLA, our selling, general and administrative expenses would have increased 5.4% as compared to the same period in 2005. This increase was primarily due to: (a) a $0.4 million, or 2.9%, increase in sales and marketing expenses; and (b) a $1.7 million, or 9.0%, increase in administrative costs primarily due to the increase in bad debt expenses during the period.

For the quarter ended June 30, 2006, our bad debt expense was 5.7% as compared to 3.6% for the same quarter in 2005. This increase is primarily due to several factors, including (1) higher accounts receivable balances at June 30, 2006 as compared to June 30, 2005, (2) loans to our students under a recourse agreement we entered into in 2005 with Student Marketing Association (Sallie Mae) to provide private recourse loans to qualifying students, and (3) normal seasonal patterns in our business. Accounts receivable at June 30, 2006 includes five new campuses that did not exist in the prior period (our two Euphoria and two FLA campuses as well as our new Queens New York campus, which opened on March 27,
2006). Under the terms of the Sallie Mae agreement, we are required to fund up to 30% of all loans disbursed into a deposit account, which may ultimately be utilized to purchase loans in default. Since recoverability of such amounts is questionable, we reserve 100% of the amounts on deposit. As of June 30, 2006, we had reserved $1.4 million under this agreement, which represents an increase of approximately $1.0 million from amounts reserved at December 31, 2005.

NET INTEREST EXPENSE. Our net interest expense for the quarter ended June 30, 2006 was $0.3 million, representing a decrease of $0.5 million from the quarter ended June 30, 2005. This decrease was primarily due to an increase in interest income of $0.3 million due to higher cash balances during the period as well as a decrease of $0.2 million in interest expense due to paying off our debt outstanding under our credit facility with the proceeds from our initial public offering.

INCOME TAXES. Our provision for income taxes for the quarter ended June 30, 2006 was $0.6 million, or 39.2% of pretax income, compared to $0.03 million, or 40.9% of pretax income, for the quarter ended June 30, 2005. The decrease in our effective tax rate for the three months ended June 30, 2006 is primarily attributable to tax benefits related to stock option accounting.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES. Our revenues for the six months ended June 30, 2006 were $150.9 million, representing an increase of $11.8 million, or 8.5%, as compared to $139.1 million for the six months ended June 30, 2005. Approximately $2.7 million and $1.9 million, respectively of this increase was as a result of our acquisition of Euphoria Institute LLC, or Euphoria, on December 1, 2005 and our acquisition of New England Institute of Technology, or FLA on May 22, 2006. The remainder of the increase was primarily due to tuition increases. For the six months ended June 30, 2006, our average undergraduate full-time student enrollment increased 1.3% to 17,528 as compared to 17,301 for the six months ended June 30, 2005. Excluding our acquisition of Euphoria and FLA, our average undergraduate student enrollment decreased by 1.7% to 17,000. For a discussion of trends in our student enrollment, see "Seasonality and Trends" below.

EDUCATIONAL SERVICES AND FACILITIES EXPENSES. Our educational services and facilities expenses for the six months ended June 30, 2006 were $64.7 million, representing an increase of $6.1 million, or 10.4%, as compared to $58.6 million for the six months ended June 30, 2005. The acquisitions of Euphoria and FLA resulted in $1.5 million and $0.9 million respectively of this increase. Instructional expenses increased by $1.0 million or 3.2% as compared to last year primarily due to increased compensation and benefit costs. Books and tools expenses increased $0.8 million or 15.3% over the prior year primarily due to timing of class starts and from higher costs of books and tools. Additionally, facilities expenses increased by approximately $1.7 million over the same quarter in 2005 primarily due to normal rent escalation clauses and additional square footage at some of our facilities as well as due to higher insurance and property taxes. Additionally for the six months ended June 30, 2006, depreciation and amortization expense increased by approximately $0.6 million over the same period in 2005 primarily due to additional depreciation expense associated with our Queens, New York facility which opened on March 27, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the six months ended June 30, 2006 were $79.6 million, representing an increase of $2.5 million, or 3.2%, as compared to $77.1 million for the six months ended June 30, 2005. Approximately $0.8 million and $0.7 million of the $79.6 million incurred for the six months ended June 30, 2006 related to the acquisition of Euphoria and FLA, respectively. Excluding Euphoria and FLA, our selling, general and administrative expenses would have increased 1.3% as compared to the same period in 2005. This increase was primarily due to a $1.3 million, or 3.5%, increase in administrative costs which is due to the increase in bad debt expenses during the period.

For the six months ended June 30, 2006, our bad debt expense was 4.9% as compared to 3.4% for the same period in 2005. This increase is primarily due to several factors, including (1) higher accounts receivable balances at June 30, 2006 as compared to June 30, 2005, (2) loans to our students under a recourse agreement we entered into in 2005 with Student Marketing Association (Sallie
Mae) to provide private recourse loans to qualifying students, and (3) normal seasonal patterns in our business. Accounts receivable at June 30, 2006 includes five new campuses that did not exist in the prior period (our two Euphoria and two FLA campuses as well as our new Queens New York campus, which opened on March 27, 2006). Under the terms of the Sallie Mae agreement, we are required to fund up to 30% of all loans disbursed into a deposit account, which may ultimately be utilized to purchase loans in default. Since recoverability of such amounts is questionable, we reserve 100% of the amounts on deposit. As of June 30, 2006, we had reserved $1.4 million under this agreement, which represents an increase of approximately $1.0 million from amounts reserved at December 31, 2005.

NET INTEREST EXPENSE. Our net interest expense for the six months ended June 30, 2006 was $0.3 million, representing a decrease of $1.7 million from the six months ended June 30, 2005. This decrease was primarily due to an increase in interest income of $0.7 million due to higher cash balances during the period as well as a decrease of $0.9 million in interest expense due to paying off our debt outstanding under our credit facility with the proceeds from our initial public offering.

INCOME TAXES. Our provision for income taxes for the six months ended June 30, 2006 was $2.6 million, or 40.9% of pretax income, compared to $0.6 million, or 41.3% of pretax income, for the six months ended June 30, 2005. The decrease in our effective tax rate for the six months ended June 30, 2006 is primarily attributable to tax benefits related to stock option accounting.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for the six months ended June 30, 2006 and 2005:

                                                      CASH FLOW SUMMARY

                                                  SIX MONTHS ENDED JUNE 30,
                                               -------------------------------
                                                    2006             2005
                                               ---------------   -------------
Net cash used in operating activities           $   (13,463)     $     (1,695)
Net cash used in investing activities           $   (41,402)     $    (26,443)
Net cash provided by financing activities       $    10,075      $     16,815

As of June 30, 2006 we had cash and cash equivalents of $5.5 million, compared to $50.3 million as of December 31, 2005. For the six months ended June 30, 2006, cash and cash equivalents decreased by approximately $44.8 million from December 31, 2005. This decrease is mainly attributable to our acquisition of FLA on May 22, 2006 for net cash of $32.8 million and normal seasonal patterns. Historically, we have financed our operating activities and organic growth primarily through cash generated from operations. We have financed acquisitions primarily through borrowings under our credit agreement and cash generated from operations. In connection with our acquisition of FLA, we borrowed $10.0 million under our credit facility. We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our credit agreement. As of June 30, 2006, we had borrowings available under our credit agreement of approximately $85.6 million, including a $16.6 million sub-limit on letters of credit.

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

OPERATING ACTIVITIES

Net cash used in operating activities was $13.5 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. The $11.8 million decrease in cash used in operating activities was primarily due to a $4.9 million increase in accounts receivable over the prior period. This increase in accounts receivable is primarily attributable to the addition of five campuses during the period as well as normal seasonal patterns. Additionally, during the period we had increased tax payments of $7.3 million as compared to the same period in 2005, offset by increased net income and other changes in working capital items.

INVESTING ACTIVITIES

Net cash used in investing activities increased $15.0 million to $41.4 million for the six months ended June 30, 2006 from $26.4 million for the six months ended June 30, 2005. This increase is primarily due to our acquisition of FLA.

Our cash used in investing activities was primarily related to the purchase of property and equipment and in acquiring schools. Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology and in operating systems. On January 11, 2005, we acquired New England Technical Institute, or NETI, for $19.9 million, net of cash acquired. This amount was subsequently adjusted to $18.8 million as a result of purchase price adjustments. On May 22, 2006, we acquired FLA for approximately $32.8 million plus the assumption of a $7.2 million mortgage, net of cash acquired.

We currently lease a majority of our campuses. In October 2005, we completed the purchase of our Grand Prairie, Texas facility and which we opened in July 2006. In addition, on May 22, 2006, with the purchase of FLA, we acquired real estate valued at approximately $23.0 million. Our growth strategy is primarily focused on internal growth, including campus expansions; however, we have in the past, and expect to continue to, consider strategic acquisitions. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

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

FINANCING ACTIVITIES

Net cash provided by financing activities was $10.0 million for the six months ended June 30, 2006 compared to $16.8 million for the six months ended June 30, 2005. This decrease in 2006 is primarily attributable to the pay down of our debt in 2005 from the proceeds of our initial public offering.

On February 15, 2005, we entered into a new credit agreement with a syndicate of banks led by our existing lender. Under the terms of this agreement, the syndicate provided us with a $100 million credit facility with a term of five years. The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement. In connection with of this new credit agreement, we wrote off as a component of interest expense approximately $0.4 million of unamortized deferred finance costs under our old credit agreement during the six months ended June 30, 2005. We incurred approximately $0.8 million of deferred finance costs under the new agreement.

The following table sets forth our long-term debt at the dates indicated:

                                                            JUNE 30,        DECEMBER 31,
                                                              2006              2005
                                                         --------------    --------------
Credit agreement                                          $     10,000      $          -
Mortgage note payable                                            7,175                 -
Automobile loans                                                    64                81
Finance obligation                                               9,672             9,672
Capital leases-computers (with rates ranging
   from 6.7% to 10.7%)                                             874             1,015
                                                         --------------    --------------
   Subtotal
                                                                27,785            10,768
Less current portion                                           (1,034)             (283)
                                                         --------------    --------------
                                                          $     26,751      $     10,485
                                                         ==============    ==============

CONTRACTUAL OBLIGATIONS

LONG-TERM DEBT. As of June 30, 2006, our long-term debt consisted of amounts borrowed under our credit agreement, a mortgage note payable assumed as part of the acquisition of FLA, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

LEASE COMMITMENTS. We lease offices, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2006, measured from the end of our fiscal year, December 31, 2005:

                                                                        PAYMENTS DUE BY PERIOD
                                               --------------------------------------------------------------------
                                                              LESS THAN                                   AFTER 5
                                                  TOTAL         1 YEAR       2-3 YEARS     4-5 YEARS       YEARS
                                               ------------  ------------  ------------  ------------  ------------
Credit agreement                                $   10,000    $        -    $        -    $   10,000    $        -
Mortgage note payable (including interest)           7,175           242           534           607         5,792
Capital leases (including interest)                  1,045           919           126             -             -
Operating leases                                   142,174        15,854        30,738        24,104        71,478
Finance obligation                                  13,949         1,259         2,517         2,517         7,656
Automobile loans (including interest)                   67            36            31             -             -
                                               ------------  ------------  ------------  ------------  ------------
Total contractual cash obligations              $  174,410    $   18,310    $   33,946    $   37,228    $   84,926
                                               ============  ============  ============  ============  ============

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2006.

RELATED PARTY TRANSACTIONS

We had a consulting agreement with Hart Capital LLC ("Hart Capital"), which terminated by its terms in June 2004, to advise us in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets. Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of our Company. Steven Hart, the President of Hart Capital, is a member of our board of directors. We paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers. In accordance with the agreement, we paid Hart Capital $0 and approximately $0.01 million for the three months ended June 30, 2006 and 2005, respectively, and $0 and approximately $0.3 million for the six months ended June 30, 2006 and 2005, respectively. In connection with the consummation of the NETI acquisition, on January 11, 2005, we paid Hart Capital $0.3 million for its services.

In 2003, we entered into a management service agreement with our majority stockholder, Stonington Partners Inc. ("Stonington Partners"). In accordance with this agreement, we paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services. Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements. We paid Stonington Partners $0 and $0.75 million for the six months ended June 30, 2006 and 2005, respectively. Fees paid to Stonington Partners were being amortized over a twelve month period. This agreement terminated by its terms upon the completion of our initial public offering in June 2005. Selling, general and administrative expenses for the quarter ended March 31, 2005 include a $0.2 million charge resulting from the amortization of these fees.

SEASONALITY AND TRENDS

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, do not vary significantly over the course of a year with changes in our student population and net revenues. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we have the proper staffing to meet our second half targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenues, in the second half of the year fall short of our estimates, our operating results could suffer. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students and/or acquisitions.

Similar to other public for-profit post secondary education companies, the increase in our average undergraduate enrollments has not met our historical or anticipated growth rates in 2005 and 2006. As a result of the slow down in 2005, we entered 2006 with fewer students enrolled than we had in January of 2005. The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that the slow down can be attributed to many factors, including: (a) the economy; (b) dependency on television to attract students to our school; (c) turnover of our sales representatives; and (d) increasing competition in the marketplace.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its on-going business operations. The Company has a credit agreement with a syndicate of banks. The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries' common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement). As of June 30, 2006, the Company has $10.0 million outstanding under the credit agreement. The interest rate under this borrowing is 6.17% at June 30, 2006.

In conjunction with the acquisition of New England Institute of Technology at Palm Beach, Inc., the Company assumed a mortgage note payable with an accompanying interest rate swap (the "SWAP") in the amount of $7.2 million. The fair value of the SWAP upon acquisition was $0.5 million and all future changes in the market valuation of the SWAP will be recorded as other income or expense on the consolidated statement of operations. The interest rate swap agreement converts the mortgage note payable from a variable rate to a fixed rate of 6.48% through May 1, 2013.

Based on our debt outstanding balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.1 million, or less than $.01 per basic share, on an annual basis. Changes in interest rates would also impact the fair value of the interest rate swap, which would be recorded as interest income or expense on the condensed consolidated income statement.

The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which are not material.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At our annual meeting held on May 23, 2006, the shareholders voted to approve all of management's proposals as follows:

1. For the election of nine directors to hold office until our next annual meeting, the voting for each nominee was:

                                 Votes for      Votes Withheld
                                 ---------      --------------
David F. Carney                  24,883,035              1,042
Alexis P. Michas                 24,738,383            145,694
James J. Burke, Jr.              24,738,383            145,694
Steven W. Hart                   24,739,483            144,594
Jerry G. Rubenstein              24,883,035              1,042
Paul E. Glaske                   24,883,035              1,042
Peter S. Burgess                 24,883,035              1,042
J. Barry Morrow                  24,883,035              1,042
Celia Currin                     24,883,035              1,042


2. For ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2006:

      Votes for     Votes Against     Abstained
      ---------     -------------     ---------
     24,878,725          502            4,850

3.    For the approval of our 2006 Employee Stock Purchase Plan:

      Votes for     Votes Against     Abstained     Not Voted
      ---------     -------------     ---------     ---------
     23,736,532        123,824         344,832       678,889

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

10.17 Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer (3).

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

-----------------

*     Filed herewith
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-123664).
(2)   Incorporated by reference to the Company's Form 8-K dated June 28, 2005.
(3) Incorporated by reference to the Company's Form 10-Q, filed with the SEC on May 15, 2006.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 10, 2006

                                      LINCOLN EDUCATIONAL SERVICES CORPORATION


                                      By:  /s/ Cesar Ribeiro
                                           -----------------------------------
                                           Cesar Ribeiro
                                           Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer)