Form 10-Q
period 2006-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2006-11-14
CIK 1286613

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 13, 2006, there were 25,440,695 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDING SEPTEMBER 30, 2006

Index

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,440	$50,257
Restricted cash	2,424	-
Accounts receivable, less allowance of $11,714 and $7,647 at September 30, 2006 and December 31, 2005, respectively	22,200	13,950
Inventories	2,571	1,764
Deferred income taxes	4,819	3,545
Due from federal funds	374	-
Prepaid expenses and other current assets	3,499	3,190
Prepaid income taxes	1,105	-
Other receivable	-	452
Total current assets	49,432	73,158

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $69,482 and $59,570 at September 30, 2006 and December 31, 2005, respectively	93,268	68,932

OTHER ASSETS:
Deferred finance charges	1,067	1,211
Interest rate swap agreement	184	-
Prepaid pension cost	5,046	5,071
Deferred income taxes	145	2,790
Goodwill	84,578	59,467
Other assets	4,211	4,163
Total other assets	95,231	72,702
TOTAL	$237,931	$214,792

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$335	$283
Unearned tuition	32,680	34,930
Accounts payable	16,123	12,675
Accrued expenses	12,562	11,060
Advance payments of federal funds	-	840
Income taxes payable	-	4,085
Total current liabilities	61,700	63,873

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	26,682	10,485
Other long-term liabilities	5,314	4,444
Total liabilities	93,696	78,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000 shares authorized, no shares issued andoutstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, no par value - authorized 100,000 shares at September 30, 2006 and December 31, 2005, issued and outstanding 25,431 shares at September 30, 2006 and 25,168 shares at December 31, 2005	120,122	119,453
Additional paid-in capital	7,448	5,665
Deferred compensation	(527)	(360)
Retained earnings	17,192	11,232
Total stockholders' equity	144,235	135,990
TOTAL	$237,931	$214,792

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES	$84,505	$78,352	$235,381	$217,457
COSTS AND EXPENSES:
Educational services and facilities	36,818	32,514	101,565	91,158
Selling, general and administrative	43,064	37,943	122,687	115,091
Loss (gain) on sale of assets	(7)	(3)	(7)	(3)
Total costs & expenses	79,875	70,454	224,245	206,246
OPERATING INCOME	4,630	7,898	11,136	11,211
OTHER:
Interest income	82	278	860	308
Interest expense	(696)	(472)	(1,740)	(2,429)
Other income (loss)	(200)	243	(130)	243
INCOME BEFORE INCOME TAXES	3,816	7,947	10,126	9,333
PROVISION FOR INCOME TAXES	1,584	2,462	4,166	3,034
NET INCOME	$2,232	$5,485	$5,960	$6,299
Earnings per share - basic:
Net income available to common shareholders	$0.09	$0.22	$0.24	$0.27
Earnings per share - diluted:
Net income available to common shareholders	$0.09	$0.21	$0.23	$0.26
Weighted average number of common shares outstanding:
Basic	25,410	25,037	25,300	22,908
Diluted	26,120	25,992	26,081	24,011

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Deferred	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total
BALANCE - December 31, 2005	25,168	$119,453	$5,665	$(360)	$11,232	$135,990
Net income	-	-	-	-	5,960	5,960
Reduction of issuance expenses associated with the initial public offering	-	150	-	-	-	150
Issuance of restricted stock and amortization of deferred compensation	19	-	300	(167)	-	133
Stock-based compensation expense	-	-	1,000	-	-	1,000
Tax benefit of options exercised	-	-	483	-	-	483
Exercise of stock options	244	519	-	-	-	519
BALANCE - September 30, 2006	25,431	$120,122	$7,448	$(527)	$17,192	$144,235

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,960	$6,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,076	9,602
Amortization of deferred finance charges	144	148
Write-off of deferred finance costs	-	365
Deferred income taxes	(2,983)	(342)
Fixed asset donations	(16)	-
Loss (gain) on disposal of assets	(7)	(3)
Provision for doubtful accounts	12,268	8,055
Stock-based compensation expense	1,133	1,160
Tax benefit associated with exercise of stock options	483	620
Deferred rent	850	1,247
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(19,797)	(9,704)
Inventories	(720)	(323)
Prepaid expenses and current assets	(498)	738
Other assets	492	510
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	2,562	1,157
Other liabilities	(1,084)	(1,214)
Prepaid income taxes	(5,190)	(916)
Accrued expenses	1,453	(576)
Unearned tuition	(4,460)	(3,594)
Total adjustments	(4,280)	6,930
Net cash provided by operating activities	1,666	13,229
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(2,424)	-
Capital expenditures	(13,806)	(11,527)
Acquisitions, net of cash acquired	(32,807)	(18,755)
Net cash used in investing activities	(49,037)	(30,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	12,000	31,000
Payments on borrowings	(2,079)	(66,750)
Payments of deferred finance fees	-	(833)
Proceeds from exercise of stock options	519	596
Principal payments under capital lease obligations	(886)	(234)
Repayment from shareholder loans	-	181
Proceeds from issuance of common stock, net of issuance costs of $6,956 and $6,895 as of September 30, 2006 and 2005, respectively.	-	56,343
Net cash provided by financing activities	9,554	20,303
NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,817)	3,250
CASH AND CASH EQUIVALENTS—Beginning of period	50,257	41,445
CASH AND CASH EQUIVALENTS—End of period	$12,440	$44,695
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,704	$2,002
Income taxes	$11,859	$4,456
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Fair value of assets acquired	$40,021	$22,303
Net cash paid for the acquisitions	(32,807)	(18,755)
Liabilities assumed	$7,214	$3,548

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities - Lincoln Educational Services Corporation and its wholly owned subsidiaries (“LESC” or the “Company”) operate career-oriented post-secondary schools in various locations, which offer technical programs of study in several different specialties.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, when read in conjunction with the December 31, 2005 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The unaudited condensed consolidated financial statements as of September 30, 2006 and the condensed consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 include the accounts of the Company.  All significant intercompany accounts and transactions have been eliminated.

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

Restricted Cash - Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs. These funds are either received prior to the completion of the authorization and disbursement process for the benefit of the student or just prior to that authorization. Restricted funds are held in separate bank accounts. Once the authorization and disbursement process has been completed and authorization obtained, the funds are transferred to unrestricted accounts, and these funds then become available for use in the Company’s current operations.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of the provision of SFAS No. 158 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective as of January 1, 2008. The adoption of the provision of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for us as of January 1, 2007. The adoption of the provision of SAB No. 108 is not expected to have a material effect on the Company’s consolidated financial statements.

Index

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of the provision of SFAS No. 156 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154,“Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Boards (“APB”) Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 had no effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company adopted FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 had no effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153,“Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions.  SFAS No. 153 amends APB Opinion No. 29“Accounting for Nonmonetary Transactions,” by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. The Company adopted SFAS No. 153 on January 1, 2006.  The adoption of the provisions of SFAS No. 153 had no effect on the Company’s consolidated financial statements.

3.	STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the estimated service period. On December 1, 2005, the Company adopted FAS 123R in advance of the mandatory adoption date of the first quarter of 2006 to better reflect the full cost of employee compensation. The Company adopted FAS 123R using the modified prospective method, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of FAS 123R, the Company recognized stock-based compensation under FAS 123 “Stock Based Compensation” and as a result, the implementation of FAS 123R did not have a material impact on the Company’s financial presentation. Reflected in the accompanying statements of income is compensation expense of approximately $0.3 million and $0.4 million for the three months ended September 30, 2006 and 2005 and $1.0 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively.

The fair value concepts were not changed significantly under FAS 123R from those utilized under FAS No. 123; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing these alternatives, the Company decided to continue using the Black-Scholes valuation model. However, the Company decided to utilize straight-line amortization of compensation expense over the requisite service period of the grant, rather than over the individual grant requisite period as chosen under FAS 123. Under FAS 123, the Company had recognized stock option forfeitures as they incurred. Commencing with the adoption of FAS 123R, the Company makes an estimate of expected forfeitures upon grant issuance.

Index

4.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three and nine months ended September 30, 2006 and 2005, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Basic shares outstanding	25,410	25,037	25,300	22,908
Dilutive effect of stock options	710	955	781	1,103
Diluted shares outstanding	26,120	25,992	26,081	24,011

For the three and nine months ended September 30, 2006 and 2005, options to acquire 240,500 and 206,923 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

5.	BUSINESS ACQUISITIONS

On May 22, 2006, a wholly-owned subsidiary of the Company, acquired New England Institute of Technology at Palm Beach, Inc. (“FLA”) for approximately $40.0 million, net of cash acquired. The FLA purchase price has been preliminarily allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

On December 1, 2005, a wholly-owned subsidiary of the Company acquired Euphoria Institute LLC (“EUP”) for approximately $9.2 million, net of cash acquired.

On January 11, 2005, a wholly-owned subsidiary of the Company acquired New England Technical Institute (“NETI”) for approximately $18.8 million, net of cash acquired.

The consolidated financial statements include the results of operations of FLA, EUP and NETI from their respective acquisition dates. The purchase prices have been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. None of the acquisitions were deemed material to the Company’s financial statements.

The following unaudited pro forma results of operations for the nine months ended September 30, 2006 and three and nine months ended September 30, 2005 assumes that the acquisitions occurred at the beginning of the year of acquisition. For the three months ended September 30, 2006, all acquisitions were owned for the entire period. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

	Nine months ended September 30, 2006
	Historical 2006	Pro forma impact FLA 2006	Pro forma 2006

Revenue	$235,381	$7,148	$242,529
Net Income	$5,960	$(302)	$5,658

Earnings per share - basic	$0.24		$0.22
Earnings per share - diluted	$0.23		$0.22

Index

	Three months ended September 30, 2005
	Historical 2005	Pro forma impact EUP 2005	Pro forma impact FLA 2005	Pro forma 2005

Revenue	$78,352	$1,369	$4,407	$84,128
Net Income	$5,485	$45	$(43)	$5,487

Earnings per share - basic	$0.22			$0.22
Earnings per share - diluted	$0.21			$0.21

	Nine months ended September 30, 2005
	Historical 2005	Pro forma impact NETI 2005	Pro forma impact EUP 2005	Pro forma impact FLA 2005	Pro forma 2005

Revenue	$217,457	$278	$3,988	$13,580	$235,303
Net Income	$6,299	$6	$(12)	$80	$6,373

Earnings per share - basic	$0.27				$0.28
Earnings per share - diluted	$0.26				$0.27

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with SFAS No. 142,“Goodwill and Other Intangible Assets.”  The Company reviews intangible assets with an indefinite useful life for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Changes in the carrying amount of goodwill from the year ended December 31, 2005 to the nine months ended September 30, 2006 were as follows:

Goodwill balance as of December 31, 2005	$59,467
Goodwill acquired pursuant to business acquisition-FLA	24,294
Goodwill adjustments	917
Goodwill balance as of September 30, 2006	$84,678

Amortization of intangible assets was approximately $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Index

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		At September 30, 2006		At December 31, 2005
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Student Contracts	1	$3,050	$2,174	$1,920	$1,569
Trade name	Indefinite	1,590	-	1,410	-
Curriculum	10	700	121	1,400	74
Non-compete	5	201	15	1	1
Total	N/A	$5,541	$2,310	$4,731	$1,644

The increase in trade name and decrease in curriculum from December 31, 2005 to September 30, 2006 was due to the finalization of the EUP purchase valuation. The increase in student contracts and non-compete from December 31, 2005 to September 30, 2006 was due to the acquisition of FLA.

7.	LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks.  Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility. The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement. In connection with entering into the credit agreement, the Company expensed approximately $0.4 million of unamortized deferred finance charges under the old credit agreement for the nine months ended September 30, 2005. The Company incurred approximately $0.8 million of deferred finance charges under the existing credit agreement. At September 30, 2006, the Company had outstanding letters of credit aggregating $4.4 million.

The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement). In addition to paying interest on outstanding principal under the credit agreement, the Company and its subsidiaries are required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined. In connection with the Company’s initial public offering in 2005, the Company repaid the then outstanding loan balance of $31.0 million.

On May 16, 2006, the Company borrowed $10.0 million under the credit agreement. The interest rate under this borrowing is 6.17%. On July 5, 2006, the Company borrowed $2.0 million under the credit agreement which was subsequently repaid.

The credit agreement contains various covenants, including a number of financial covenants. Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of September 30, 2006, the Company was in compliance with the financial covenants contained in the credit agreement.

On May 22, 2006, the Company assumed a mortgage note payable as part of the acquisition of FLA in the amount of $7.2 million. The mortgage note is payable to the bank in monthly installments which vary due to the interest rate. The note has an interest rate which is at the bank’s LIBOR rate plus 2.0% with a maturity date of May 1, 2023. The Note is secured by a first position mortgage on real estate (See Note 14).

8.	EQUITY

Pursuant to the Company’s 2005 Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”), two newly appointed non-employee directors received an award of restricted shares of common stock equal to $0.06 million on March 1, 2006.  The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date.  These 7,250 restricted shares (3,625 for each non-employee director) vest ratably on the first, second and third anniversaries of the date of grant; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. Additionally, on May 23, 2006, the date of our annual meeting, each non-employee Board member received an annual restricted award equal to $0.03 million. The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date.  These 14,248 restricted shares (1,781 for each non-employee director) vest ratably on the first, second and third anniversaries of the date of grant; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of September 30, 2006, there were a total of 39,912 shares awarded under the Non-Employee Directors Plan. As of September 30, 2006, 6,138 shares have vested.

Index

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2006 were $9.98 using the following weighted average assumptions for grants:

September 30, 2006
Expected volatility	55.10%
Expected dividend yield	0%
Expected life (term)	6 Years
Risk-free interest rate	4.13-4.84%
Weighted-average exercise price during the year	$17.49

The following is a summary of transactions pertaining to the option plans:

	Weighted-Average
	Shares	Exercise Price Per Share
Outstanding December 31, 2005	1,839,173	$7.26
Granted	160,500	17.49
Cancelled	(89,072)	13.42
Exercised	(242,376)	3.60
Outstanding September 30, 2006	1,668,225	8.44

The following table presents a summary of options outstanding at September 30, 2006:

	As of September 30, 2006
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	2.73	$1.55	50,898	$1.55
$3.10	926,452	5.28	3.10	901,172	3.10
$4.00-$10.00	38,500	6.59	5.81	17,300	5.43
$14.00-$17.00	505,375	8.25	15.10	112,360	14.00
$20.00-$25.00	147,000	8.04	22.30	46,300	22.93

	1,668,225	6.37	8.44	1,128,030	4.97

9.	RECOURSE LOAN AGREEMENT

During 2005, the Company entered into an agreement with Student Loan Marketing Association (Sallie Mae) to provide private recourse loans to qualifying students. The following table reflects selected information with respect to the recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreement from inception through September 30, 2006:

Agreement Effective Date (1)	Disbursed Loans Limit	Loans Disbursed to Date	Loans Purchased to Date	Loans We May be Required to Purchase (2)
March 28, 2005 to June 30, 2006	$6,000	$4,859	$-	$1,458

(1)	Either party may terminate the agreement by giving the other party 30 days written notice of such termination.
(2)	Represents the maximum amount of loans under the agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through September 30, 2006.

Index

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

The effective tax rate for the three months ended September 30, 2006 and 2005 was 41.5% and 31.0%, and nine months ended September 30, 2006 and 2005 was 41.1% and 32.5% respectively. For the quarter ended September 30, 2005, the Company recognized a benefit of approximately $0.8 million resulting from the resolution of certain tax contingencies.

11.	RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Hart Capital LLC (“Hart Capital”), which terminated by its terms in June 2004, to advise the Company in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets.  Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of the Company.  Steven Hart, the President of Hart Capital, is a member of the Company’s board of directors. The Company paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers.  In accordance with the agreement, the Company paid Hart Capital $0 and approximately $0.04 million for the three months ended September 30, 2006 and 2005, respectively and $0 and approximately $0.4 million for the nine months ended September 30, 2006 and 2005, respectively.  In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, the Company paid Hart Capital $0.3 million for its services.

In 2003, the Company entered into a management service agreement with its major stockholder.  In accordance with this agreement the Company paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services.  Such services included valuing acquisitions and structuring their financing and assisting with new loan agreements.  The Company paid Stonington Partners $0 and $0.75 million for the nine months ended September 30, 2006 and 2005, respectively.  Fees paid to Stonington Partners were being amortized over a twelve month period.  This agreement terminated by its terms upon the Company’s completion of its initial public offering.  Selling, general and administrative expenses for the nine months ended September 30, 2005 include $0.75 million resulting from the amortization of these fees.

Pursuant to the employment agreement between Shaun E. McAlmont and the Company, the Company agreed to pay and reimburse Mr. McAlmont the reasonable costs of his relocation from Denver, Colorado to West Orange, New Jersey. Such relocation assistance included the purchase by the Company of Mr. McAlmont’s home in Denver, Colorado. The $0.5 million price paid for Mr. McAlmont’s home equaled the average of the amount of two independent appraisers selected by the Company. This amount is reflected in property, equipment and facilities in the accompanying condensed consolidated balance sheets.

12.	COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters - The Company has been named as a defendant in actions resulting from the normal course of operations.  Based, in part, on the opinion of counsel, management believes that the resolution of these matters will not have a material effect on its financial position, results of operations and cash flows.

13.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

While the Company does not expect to make any contributions to the plan in 2006, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.

For the three months ended September 30, 2006 and 2005, the net periodic benefit income was $0 and $11,000, respectively. For the nine months ended September 30, 2006, the net periodic benefit cost was $25,000. For the nine months ended September 30, 2005, the net periodic benefit income was $31,000.

Index

14.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On May 22, 2006, the Company assumed a mortgage note payable (See Note 7) with an accompanying interest rate swap (the “SWAP”) as part of the acquisition of the New England Institute of Technology at Palm Beach, Inc. in the amount of $7.2 million.  The Company accounts for the interest rate swap agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The interest rate swap agreement converst the mortgage note payable from a variable rate to a fixed rate of 6.48% through May 1, 2013  The SWAP is being accounted for as an ineffective hedge as it did not meet the requirements set forth under SFAS No. 133.  Accordingly, other income (loss) includes a loss of $0.2 million and $0.1 million for the three months and nine months ended September 30, 2006, respectively.  As of September 30, 2006, $0.2 million of interest rate swap related assets is included in other long term assets in the accompanying condensed consolidated balance sheet.

Index

 Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2005.

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education.  We offer recent high school graduates and adults degree and diploma programs in five areas of study:  automotive technology, health sciences, skilled trades, business and information technology and hospitality services.  As of September 30, 2006, we enrolled 19,264 students at our 37 campuses across 17 states.  Our campuses primarily attract students from their local communities and surrounding areas, although our four destination schools attract students from across the United States, and in some cases, from abroad.  We continue to expand our product offerings and our geographic reach. On March 27, 2006 we opened our new automotive campus in Queens, New York and on May 22, 2006, we completed the acquisition of New England Institute of Technology at Palm Beach, Inc. (“FLA”), which was subsequently been re-branded Lincoln College of Technology.

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

Index

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2006 and 2005 was 5.7% and 4.2%, respectively and for the nine months ended September 30, 2006 and 2005 was 5.2% and 3.7%.  Our exposure to changes in our bad debt expense could impact our operations. For additional information regarding our bad debt expense, see “Operating Activities” below.

Because a substantial portion of our revenue is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on the realizability of our receivables.

Goodwill. We test our goodwill for impairment annually during our fourth quarter, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

Stock-based compensation.  We currently account for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.”  Effective January 1, 2004, we elected to change our accounting policies from the use of the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Based Compensation" to the fair value-based method of accounting for options as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation—Transitions and Disclosure—an amendment to SFAS Statement No. 123," we elected to retroactively restate all periods presented. Because no market for our common stock existed, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, forecasted future operating results, and our expected valuation in an initial public offering.

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

During 2005, we adopted the provisions of SFAS No. 123R, “Share Based Payment.” The adoption of SFAS No. 123R did not have a material impact on our financial statements.

Effect of Inflation

Inflation has not had a material effect on our operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of the provision of SFAS No. 158 is not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective as of January 1, 2008. The adoption of the provision of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

Index

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for us as of January 1, 2007. The adoption of the provision of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of the provision of SFAS No. 156 is not expected to have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154,“Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Board “APB” Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. We adopted SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 had no effect on our consolidated financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. We adopted FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 had no effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153,“Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions.  SFAS No. 153 amends APB Opinion No. 29“Accounting for Nonmonetary Transactions”, by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. We adopted SFAS No. 153 on January 1, 2006.  The adoption of the provisions of SFAS No. 153 had no effect on our consolidated financial statements.

Index

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.5%	41.5%	43.2%	41.9%
Selling, general and administrative	51.0%	48.4%	52.1%	52.9%
Total costs and expenses	94.5%	89.9%	95.3%	94.8%
Operating income	5.5%	10.1%	4.7%	5.2%
Interest expense, net	(0.7)%	(0.3)%	(0.4)%	(1.0)%
Other Income	(0.3)%	0.3%	(0.0)%	0.1%
Income before income taxes	4.5%	10.1%	4.3%	4.3%
Provision for income taxes	1.9%	3.1%	1.8%	1.4%
Net income	2.6%	7.0%	2.5%	2.9%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.  Our revenues for the quarter ended September 30, 2006 were $84.5 million, representing an increase of $6.1 million, or 7.9%, as compared to $78.4 million for the quarter September 30, 2005.  Approximately $1.3 million and $4.1 million, respectively of this increase was as a result of our acquisition of Euphoria Institute LLC, or Euphoria, on December 1, 2005 and our acquisition of New England Institute of Technology at Palm Beach, Inc., or FLA, on May 22, 2006. The remainder of the increase was due to tuition increases. For the quarter ended September 30, 2006, our average undergraduate full-time student enrollment increased 2.2% to 18,427 as compared to 18,029 for the quarter ended September 30, 2005. Excluding our acquisition of Euphoria and FLA, our average undergraduate student enrollment decreased by 4.8% to 17,165. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the quarter ended September 30, 2006 were $36.8 million, representing an increase of $4.3 million, or 13.2%, as compared to $32.5 million for the quarter ended September 30, 2005.  The acquisitions of Euphoria and FLA resulted in $0.8 million and $2.1 million, respectively, of this increase.  Excluding these acquisitions, instructional expenses increased by $0.8 million or 4.6% as compared to last year due to increased compensation and benefit costs.  Books and tools expenses increased $0.2 million or 3.5% over the prior year due higher costs for books and tools. Additionally, facilities expenses increased by approximately $0.4 million over the same quarter in 2005 due to normal rent escalation clauses and additional square footage at some of our facilities as well as due to higher insurance and property taxes.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the quarter ended September 30, 2006 were $43.1 million, representing an increase of $5.1 million, or 13.5%, as compared to $37.9 million for the quarter ended September 30, 2005.  Approximately $0.4 million and $1.9 million of the $43.1 million incurred for the quarter ended September 30, 2006 was related to the acquisition of Euphoria and FLA, respectively. Excluding Euphoria and FLA, our selling, general and administrative expenses would have increased 7.6% as compared to the same period in 2005.  This increase was primarily due to a $3.2 million, or 20.2%, increase in sales and marketing expenses offset by a $0.2 million, or 1.3%, decrease in administrative costs.

Historically, our schools have lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student starts and its related impact on revenue.

As the third quarter progressed, we experienced erosion between the number of students who had expressed an interest in attending our schools and enrolled and those that commenced classes. Many of these prospective students chose immediate employment, rather than pursuing education in the near term. Moreover, we believe the attractive job market further elevated sensitivity levels regarding to the affordability of education, given the attractive alternative of immediate employment.

Index

As a result of this shortfall and in an attempt to mitigate the decreased number of high school enrollments, we decided to increase our advertising expenditures (primarily television and web base initiatives) for the three months ended September 30, 2006. For additional discussion of trends in our student enrollment, see “Seasonality and Trends” below.

For the quarter ended September 30, 2006, our bad debt expense was 5.7% as compared to 4.2% for the same quarter in 2005. This increase is due to several factors, including (1) higher accounts receivable balances at September 30, 2006 as compared to September 30, 2005, (2) loans to our students under a recourse agreement we entered into in 2005 with Student Marketing Association (Sallie Mae) to provide private recourse loans to qualifying students, and (3) normal seasonal patterns in our business. Accounts receivable at September 30, 2006 includes five new campuses that did not exist in the prior period (our two Euphoria and two FLA campuses as well as our new Queens New York campus). Under the terms of the Sallie Mae agreement, we are required to fund up to 30% of all loans disbursed into a deposit account, which may ultimately be utilized to purchase loans in default. Since recoverability of such amounts is questionable, we reserve 100% of the amounts on deposit. As of September 30, 2006, we had reserved $1.5 million under this agreement, which represents an increase of approximately $1.1 million from amounts reserved at December 31, 2005. For additional information on our accounts receivable balances, see “Operating Activities” below.

Net interest expense.  Our net interest expense for the quarter ended September 30, 2006 was $0.6 million, representing an increase of $0.4 million from the quarter ended September 30, 2005.  This increase was primarily due to a $10.0 million increase in borrowings under our credit agreement as compared to prior year as well as from the assumption of a $7.2 million mortgage note payable in connection with our acquisition of FLA.

 Income taxes.  Our provision for income taxes for the quarter ended September 30, 2006 was $1.6 million, or 41.5% of pretax income, compared to $2.5 million, or 31.0% of pretax income, for the quarter ended September 30, 2005.  The decrease in our effective tax rate for the three months ended September 30, 2005 is primarily attributable to the recognition of a tax benefit of approximately $0.8 million resulting from the resolution of certain tax contingencies.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues.  Our revenues for the nine months ended September 30, 2006 were $235.4 million, representing an increase of $17.9 million, or 8.2%, as compared to $217.5 million for the nine months ended September 30, 2005.  Approximately $4.0 million and $6.1 million, respectively of this increase were as a result of our acquisition of Euphoria, on December 1, 2005 and our acquisition of FLA on May 22, 2006. The remainder of the increase was due to tuition increases. For the nine months ended September 30, 2006, our average undergraduate full-time student enrollment increased 1.6% to 17,828 as compared to 17,544 for the nine months ended September 30, 2005. Excluding our acquisition of Euphoria and FLA, our average undergraduate student enrollment decreased by 2.8% to 17,055. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the nine months ended September 30, 2006 were $101.6 million, representing an increase of $10.4 million, or 11.4%, as compared to $91.2 million for the nine months ended September 30, 2005.  The acquisitions of Euphoria and FLA resulted in $2.3 million and $3.0 million, respectively, of this increase.  Excluding these acquisitions, instructional expenses increased by $1.9 million or 3.7% as compared to last year due to increased compensation and benefit costs.  Books and tools expenses increased $1.0 million or 9.8% over the prior year due to higher tool sales for the nine months ended as compared to the comparable period in the prior year, which resulted in increased cost of tools and from higher costs of books during the period. Additionally, facilities expenses increased by approximately $2.2 million over the same nine months in 2005 due to normal rent escalation clauses and additional square footage at some of our facilities as well as due to higher insurance and property taxes. Additionally, for the nine months ended September 30, 2006, depreciation and amortization expense increased by approximately $0.6 million over the same period in 2005 primarily due to additional depreciation expense associated with our Queens, New York facility, which opened on March 27, 2006.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the nine months ended September 30, 2006 were $122.7 million, representing an increase of $7.6 million, or 6.6%, as compared to $115.1 million for the nine months ended September 30, 2005.  Approximately $1.2 million and $2.5 million of the $122.7 million incurred for the nine months ended September 30, 2006 related to the acquisition of Euphoria and FLA, respectively. Excluding Euphoria and FLA, our selling, general and administrative expenses would have increased 3.4% as compared to the same period in 2005.  This increase was primarily due to a $3.0 million, or 13.0% increase in marketing expenses as well as a $1.1 million, or 1.9%, increase in administrative costs, which is due to the increase in bad debt expenses during the period.

Historically, our schools have higher student populations and larger class starts in the third and fourth quarters of each year as compared to the first and second quarters. Our second half results are largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates and, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student starts and its related impact on revenue.

Index

As the third quarter progressed, we experienced erosion between the number of students who had expressed an interest in attending our schools and enrolled and those that commenced classes. Many of these prospective students chose immediate employment rather than pursuing education in the near term. Moreover, we believe the attractive job market further elevated sensitivity levels regarding the affordability of education, given the attractive alternative of immediate employment.

As a result of this shortfall and in an attempt to mitigate for the decreased number of high school enrollments, we decided to increase our advertising expenditures (primarily television and web base initiatives) for the three months ended September 30, 2006. For additional discussion of trends in our student enrollment, see “Seasonality and Trends” below.

For the nine months ended September 30, 2006, our bad debt expense was 5.2% as compared to 3.7% for the same period in 2005. This increase is due to several factors, including (1) higher accounts receivable balances throughout 2006 as compared to 2005, as a greater percentage of our students choose to finance their education with longer term loans, (2) loans to our students under a recourse agreement we entered into in 2005 with Sallie Mae to provide private recourse loans to qualifying students, and (3) normal seasonal patterns in our business. Accounts receivable at September 30, 2006 includes five new campuses that did not exist in the prior period (our two Euphoria and two FLA campuses as well as our new Queens New York campus). Under the terms of the Sallie Mae agreement, we are required to fund up to 30% of all loans disbursed into a deposit account, which may ultimately be utilized to purchase loans in default. Since recoverability of such amounts is questionable, we reserve 100% of the amounts on deposit. As of September 30, 2006, we had reserved $1.5 million under this agreement, which represents an increase of approximately $1.1 million from amounts reserved at December 31, 2005.

Net interest expense.  Our net interest expense for the nine months ended September 30, 2006 was $0.9 million, representing a decrease of $1.2 million from the nine months ended September 30, 2005.  This decrease was primarily due to an increase in interest income of $0.6 million due to higher cash balances during the period as well as a decrease of $0.7 million in interest expense due to the repayment of our debt outstanding under our credit facility in June 2005 with the proceeds from our initial public offering.

Income taxes.  Our provision for income taxes for the nine months ended September 30, 2006 was $4.2 million, or 41.1% of pretax income, compared to $3.0 million, or 32.5% of pretax income, for the nine months ended September 30, 2005.  The decrease in our effective tax rate for the nine months ended September 30, 2005 is primarily attributable to the recognition of a tax benefit of approximately $0.8 million resulting from the resolution of certain tax contingencies.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.  The following chart summarizes the principal elements of our cash flow for the nine months ended September 30, 2006 and 2005:

Cash Flow Summary
	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$1,666	$13,229
Net cash used in investing activities	$(49,037)	$(30,282)
Net cash provided by financing activities	$9,554	$20,303

At September 30, 2006 we had cash and cash equivalents of $12.4 million, compared to $50.3 million as of December 31, 2005.  For the nine months ended September 30, 2006, cash and cash equivalents decreased by approximately $37.9 million from December 31, 2005. This decrease is mainly attributable to our acquisition of FLA on May 22, 2006 for net cash of $32.8 million, capital expenditures during the period and normal seasonal patterns. Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  In addition, we have financed acquisitions primarily through borrowings under our credit agreement and cash generated from operations.  In connection with our acquisition of FLA, we borrowed $10.0 million under our credit facility. We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our credit agreement. At September 30, 2006, we had borrowings available under our credit agreement of approximately $85.6 million, including a $15.6 million sub-limit on letters of credit.

Our primary source of cash is tuition collected from our students.  Our students fund their tuition payments from a variety of sources including Title IV Programs, federal and state grants, private loans and their personal resources.  A significant majority of our students’ tuition payments are derived from Title IV Programs.  Students must apply for a new loan for each academic period.  Federal regulations dictate the timing of disbursements of funds under Title IV Programs, and loan funds are generally provided by lenders in two disbursements for each academic year.  The first disbursement is usually received approximately 30 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week after the start of the student’s academic year.  Certain types of grants and other funding are not subject to a 30-day delay.  Our programs range from 30 to 84 weeks and may cover one or two academic years.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded with the amount varying by state.

Index

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

Operating Activities

Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2006 compared to $13.2 million for the nine months ended September 30, 2005.  The $11.6 million decrease in cash provided by operating activities was primarily due to a $12.3 million increase in accounts receivable since December 31, 2005 as compared to $3.7 million increase in accounts receivable for the same period in the prior year. This increase in accounts receivable, which represents 24.2 days sales outstanding for the quarter ended September 30, 2006 as compared to 17.9 days sales outstanding for the same period in 2005, is primarily attributable to the addition of five campuses during the period as well as due to the increase in the self-pay portion of our student’s tuition. As the gap between the amount of funding provided by Title IV and tuition rates widen, students are finding it increasingly difficult to finance this portion of their tuition on a short term basis. This has resulted in an overall increase in the term of loan programs established to assist students in financing this gap.

In an ongoing effort to help those students who are unable to obtain any additional sources of alternative financing, we assist students in financing a portion of their tuition. Students that elect to participate in this financing option currently have up to seven years to repay this obligation, an increase of two years from the five year term that we have previously offered our students.

While the increase in repayment term from five to seven years benefits our students by decreasing their monthly payments, it adversely impacts our accounts receivable; our allowance for doubtful accounts and our cash flows from operations. Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability.

Investing Activities

Net cash used in investing activities increased $18.8 million to $49.0 million for the nine months ended September 30, 2006 from $30.2 million for the nine months ended September 30, 2005.  This increase is primarily due to our acquisition of FLA.

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

We currently lease a majority of our campuses.  In October 2005, we completed the purchase of our Grand Prairie, Texas facility which we opened in July 2006. In addition, on May 22, 2006, with the purchase of FLA, we acquired real estate valued at approximately $19.8 million. Our growth strategy is primarily focused on internal growth, including campus expansions; however, we have in the past, and expect to continue to consider strategic acquisitions.  To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Capital expenditures are expected to increase as we upgrade and expand current equipment and facilities and open new facilities to meet increased student enrollments.   Additionally, we are evaluating several other expansion opportunities.  We now anticipate capital expenditures to be approximately 10% of revenues in 2006.  We expect to be able to fund these capital expenditures with cash generated from operating activities.

Index

Financing Activities

Net cash provided by financing activities was $9.6 million for the nine months ended September 30, 2006 compared to $20.3 million for the nine months ended September 30, 2005.  This decrease in 2006 is primarily attributable to the Company borrowing less under it’s credit agreement.

On February 15, 2005, we entered into a new credit agreement with a syndicate of banks led by our existing lender.  Under the terms of this agreement, the syndicate provided us with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.  In connection with entering into this new credit agreement, we expensed approximately $0.4 million of unamortized deferred finance costs under our old credit agreement during the nine months ended September 30, 2005.  We incurred approximately $0.8 million of deferred finance costs under the new agreement.

The following table sets forth our long-term debt at the dates indicated:

	September 30, 2006	December 31, 2005
Credit agreement	$10,000	$-
Mortgage note payable	7,136	-
Automobile loans	43	81
Finance obligation	9,672	9,672
Capital leases-computers (with rates ranging from 6.7% to 10.7%)	166	1,015
Subtotal	27,017	10,768
Less current portion	(335)	(283)
	$26,682	$10,485

Contractual Obligations

Long-Term Debt.  As of September 30, 2006, our long-term debt consisted of amounts borrowed under our credit agreement, a mortgage note payable assumed as part of the acquisition of FLA, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2006, measured from the end of our fiscal year, December 31, 2005:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$10,000	$-	$-	$10,000	$-
Mortgage note payable (including interest)	11,648	700	1,400	1,400	8,148
Capital leases (including interest)	159	79	80	-	-
Operating leases	152,097	16,749	31,332	24,834	79,182
Rent on finance obligation	13,546	1,311	2,622	2,622	6,991
Automobile loans (including interest)	44	22	22	-	-
Total contractual cash obligations	$187,494	$18,861	$35,456	$38,856	$94,321

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2006.

Related Party Transactions

We had a consulting agreement with Hart Capital LLC (“Hart Capital”), which terminated by its terms in June 2004, to advise us in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets.  Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of our Company.  Steven Hart, the President of Hart Capital, is a member of our board of directors. We paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers.  In accordance with the agreement, we paid Hart Capital $0 and approximately $0.04 million for the three months ended September 30, 2006 and 2005, respectively, and $0 and approximately $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. In connection with the consummation of the NETI acquisition, on January 11, 2005, we paid Hart Capital $0.3 million for its services.

Index

In 2003, we entered into a management service agreement with our majority stockholder, Stonington Partners Inc. (“Stonington Partners”).  In accordance with this agreement, we paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services.  Such services include valuing acquisitions and structuring their financing and assisting with new loan agreements.  We paid Stonington Partners $0 and $0.75 million for the nine months ended September 30, 2006 and 2005, respectively.  Fees paid to Stonington Partners were being amortized over a twelve month period.  This agreement terminated by its terms upon the completion of our initial public offering in June 2005.  Selling, general and administrative expenses for the nine months ended September 30, 2005 include a $0.75 million charge resulting from the amortization of these fees.

Pursuant to the employment agreement between Shaun E. McAlmont and us, we agreed to pay and reimburse Mr. McAlmont the reasonable costs of his relocation from Denver, Colorado to West Orange, New Jersey. Such relocation assistance included the purchase by us of Mr. McAlmont’s home in Denver, Colorado. The $0.5 million price paid for Mr. McAlmont’s home equaled the average of the amount of two independent appraisers selected by us. This amount is reflected in property, equipment and facilities in the accompanying condensed consolidated balance sheets.

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

Similar to other public for-profit post secondary education companies, the increase in our average undergraduate enrollments has not met our historical or anticipated growth rates in 2005 and 2006. As a result of the slow down in 2005, we entered 2006 with fewer students enrolled than we had in January of 2005. This trend has continued throughout 2006 and has resulted in a shortfall in our expected enrollments during the first half of the year and especially in our third quarter, which has historically accounted for a majority of our yearly starts. The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that the slow down can be attributed to many factors, including: (a) the economy and the labor market; (b) the availability of student financing; (c) the dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increased competition in the marketplace.

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

Operating income is negatively impacted during the initial start-up phase of new campus expansions.  We incur sales and marketing costs as well as campus personnel costs in advance of the opening of each campus.  Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the nine-month period prior to a campus opening.  During the current year, we continued expansion efforts for one new campus, located in Queens, New York, which opened on March 27, 2006.

Index

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its on-going business operations.  The Company has a credit agreement with a syndicate of banks.  The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock.  Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of September 30, 2006, the Company has $10.0 million outstanding under the credit agreement.  The interest rate under this borrowing is 6.33% at September 30, 2006.

In conjunction with the acquisition of FLA, the Company assumed a mortgage note payable with an accompanying interest rate swap (the “SWAP”) in the amount of $7.2 million.  The fair value of the SWAP upon acquisition was $0.3 million and all future changes in the market valuation of the SWAP will be recorded as other income or expense on the consolidated statement of operations.  The interest rate swap agreement converts the mortgage note payable from a variable rate to a fixed rate of 6.48% through May 1, 2013.

Based on our outstanding debt balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $0.1 million, or less than $.01 per basic share, on an annual basis.  Changes in interest rates would also impact the fair value of the interest rate swap, which would be recorded as interest income or expense on the condensed consolidated income statement.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business or financial condition, results of operations or cash flows.

Index

Item 6.  EXHIBITS

EXHIBIT INDEX

The following exhibits are filed or incorporated by reference with this Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	Amended and Restated By-laws of the Company (2).

4.1	Stockholders’ Agreement, dated as of September 15, 1999, among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C., and Five Mile River Capital Partners LLC. (1).

4.2	Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders’ Agreement (1).

4.3	Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders’ Agreement (1).

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

10.2	Employment Agreement, dated as of January 3, 2005, between the Company and David F. Carney (1).

10.3	Amended Employment Agreement, dated as of March 1, 2005, between the Company and David F. Carney (1).

10.4	Employment Agreement dated as of January 3, 2005, between the Company and Lawrence E. Brown (1).

10.5	Amended Employment Agreement, dated as of March 1, 2005, between the Company and Lawrence E. Brown (1).

10.6	Employment Agreement, dated as of January 3, 2005, between the Company and Scott M. Shaw (1).

10.7	Amended Employment Agreement, dated as of March 1, 2005, between the Company and Scott M. Shaw (1).

10.8	Employment Agreement, dated as of January 3, 2005, between the Company and Cesar Ribeiro (1).

10.9	Amended Employment Agreement, dated as of March 1, 2005, between the Company and Cesar Ribeiro (1).

Index

Exhibit Number	Description

10.10	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.11	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.12	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.13	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.14	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.15	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.16	Stockholder’s Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

10.17
Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer (3).

10.18	Employment Agreement, dated as of September 26, 2006, between Lincoln Educational Services Corporation and Shaun E. McAlmont (4).

31.1 *	Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 28, 2005.
(3)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on May 15, 2006.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 2, 2006.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2006

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Principal Accounting and Financial Officer)