Form 10-K
period 2006-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2007-03-16
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the 4,445,545 shares of common stock held by non-affiliates of the Registrant issued and outstanding as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $75,974,364. This amount is based on the closing price of the common stock on the Nasdaq Global Market of $17.09 per share on June 30, 2006. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of Registrant’s common stock outstanding as of March 13, 2007 was 25,472,221.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2006

Index

Forward-Looking Statements

This Form 10-K contains “forward-looking statements,” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	actual or anticipated fluctuations in our results of operations;
•	our failure to comply with the extensive regulatory framework applicable to our industry; or our failure to obtain timely regulatory approvals in connection with a change of control of our company;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	risks associated with the opening of new campuses;
•	risk associated with integration of acquired schools;
•	industry competition;
•	our ability to continue to execute our growth strategies;
•	conditions and trends in our industry;
•	general and economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.

Index

PART I.

ITEM 1.	BUSINESS

OVERVIEW

We are a leading and diversified for-profit provider of career-oriented post-secondary education as measured by total enrollment and number of graduates. We offer recent high school graduates and working adults degree and diploma programs in five principal areas of study: automotive technology, health sciences (which includes programs in licensed practical nursing (LPN) for medical administrative assistants, medical assistants, pharmacy technicians, medical coding and billing and dental assisting), skilled trades, business and information technology and spa and culinary. For the year ended December 31, 2006, our automotive technology program, our health science program, our skilled trades program, our business and information technology program, our spa and culinary program accounted for approximately 41%, 32%, 13%, 5%, and 9%, respectively, of our average enrollment. We had 17,167 students enrolled as of December 31, 2006 and our average enrollment for the year ended December 31, 2006 was 18,081 students, an increase of 1.2% from our average enrollment of 17,869 for the year ended December 31, 2005. For the year ended December 31, 2006, our revenues were $321.5 million, which represents an increase of 7.4% from the year ended December 31, 2005. Excluding our acquisition of Euphoria Institute of Beauty Arts and Sciences, or Euphoria, in December 2005 and New England Institute of Technology at Palm Beach, Inc., or FLA, in May 2006, our revenues and average enrollments would have increased by 2.3% and decreased by 3.8%, respectively, compared to the year ended December 31, 2005. For the year ended December 31, 2005, our revenues were $299.2 million, which represents a 14.5% increase from the year ended December 31, 2004. Excluding our acquisition of New England Technical Institute, or NETI, in January 2005, our revenues and average enrollments would have increased by 8.1% and 3.0%, respectively, compared to the year ended December 31, 2004.

As of December 31, 2006 we operated 37 campuses in 17 states. In 2006, we initiated a re-branding strategy to consolidate schools under the Lincoln brand, either Lincoln College of Technology or Lincoln Technical Institute depending on the state. As of January 2007, we had completed our rebranding initiative. Our current brands are Lincoln College of Technology (eight campuses), Lincoln Technical Institute (twenty-one campuses), Nashville Auto-Diesel College (one campus), Southwestern College (five campuses), and Euphoria Institute of Beauty Arts and Sciences (two campuses). Our campuses, the majority of which serve major metropolitan markets, are located in various areas throughout the United States. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are nationally accredited and are eligible to participate in federal financial aid programs.

On January 11, 2005, we acquired the rights, title and interest in the assets used in the conduct and operation of New England Technical Institute for approximately $18.8 million, net of cash acquired. New England Technical Institute operates four schools in New Britain, Hamden, Shelton and Cromwell, Connecticut and provides programs in automotive technology, health sciences, business and information technology, skilled trades and culinary arts. This acquisition expanded our presence in the northeastern U.S.

On December 1, 2005, we acquired the rights, title and interest in the assets used in the conduct and operation of Euphoria for approximately $9.2 million, net of cash acquired. Euphoria operates two campuses, serving approximately 300 students in Las Vegas and Henderson, Nevada. Euphoria currently offers certificates programs in esthetics, cosmetology and nail design.

On March 27, 2006 we opened our new automotive campus in Queens, New York.

On May 22, 2006, we acquired all of the outstanding common stock of FLA for approximately $40.1 million. The purchase price was $32.9 million, net of cash acquired plus the assumption of a mortgage note for $7.2 million. FLA operates two campuses, serving approximately 1,000 students. FLA currently offers associates and bachelor’s degrees in various areas including automotive, skilled trade, health science, business and information technology, and spa and culinary. This acquisition increased the number of campuses we operate from 35 to 37.

Index

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

Our principal business is providing post-secondary education. Accordingly, our operations aggregate into one reporting segment.

AVAILABLE INFORMATION

Our website is www.lincolneducationalservices.com. We make available on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statement on Schedule 14A and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. You can access this information on our website, free of charge, by clicking on “Investor Relations.” The information contained on or connected to our website is not a part of this annual report on Form 10-K.

GROWTH STRATEGY

Our goal is to strengthen our role as a leading and diversified provider of career-oriented post-secondary education by continuing to pursue the following growth strategies:

Expand Existing Areas of Study and Existing Facilities.   We believe we can leverage our existing operations to capitalize on demand from students and employers in our local markets. We are adding new programs and degree offerings in our current areas of study and are expanding several of our campus facilities.

Expand Existing Areas of Study. We are expanding our program offerings in our existing areas of study by replicating existing programs in new locations and increasing our degree offerings. In 2006 we replicated 3 programs across 3 campuses.

We are extending our culinary program and are opening a new facility at our Columbia, Maryland campus, and we expect to be offering classes in the second quarter of 2007. Similarly, we are replicating our cosmetology program and constructing a cosmetology facility at our Lincoln, Rhode Island campus and expect to be offering classes in the second quarter of 2007. In total, we expect to replicate twelve programs across 10 different campuses.

We are also continuing to expand our associate degree offerings. We currently offer associate degrees at 19 of our campuses bringing the total enrollment in associate degree programs to approximately 17.2% and 14.2% as of December 31, 2006 and 2005, respectively. In 2006, we acquired our first bachelor’s degree program in culinary arts. We are also currently seeking approval for a bachelor’s of technology degree at our Columbia, Maryland campus.

Expand Existing Facilities. We are expanding our existing facilities and relocating other schools to expand capacity. This will enable us to roll out new programs and attract more students. For example, we moved to a new facility in June 2004 in Indianapolis, Indiana which accommodates 2,000 students and nearly doubled our capacity in that city. This additional space allowed us to grow our student population and further diversify our product offerings. We moved into a new 40,000 square foot facility in October 2004 in Lincoln, Rhode Island which allowed us to consolidate facilities into one location and more than double our classroom space. Operationally, these new facilities are more efficient to manage and will accommodate increased enrollments and programs. In October 2005, we acquired an additional 100,000 square foot facility in Grand Prairie, Texas, which combined with our existing facility, tripled the size of the original 50,000 square foot facility. We opened this new facility in the second quarter of 2006 and combined with the existing school will be able to serve approximately 2,200 students.

Index

Expand Existing Geographic Markets. We are expanding our Euphoria campus in the north end of Las Vegas which will enable us to better serve fast growing city.

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

Evaluate New Geographic Markets. We continuously search for entry into markets where we can start new schools. Our most recent start-up is the partnership with the Greater New York Area Automobile Dealers Association which offers programs in automotive technology. We opened the school on March 27, 2006. In addition, we expanded our presence in the New England and Las Vegas markets in 2005 as a result of our acquisitions of NETI and Euphoria, and in 2006 we entered the Florida market with the acquisition of FLA.

Evaluate New Areas of Study. We continuously search for new, high-growth areas of study that are in demand by students and employers. We typically require six to 18 months to develop new programs and to obtain necessary regulatory approvals. On January 11, 2005, we acquired NETI which has subsequently been re-branded Lincoln College of Technology. NETI offers programs in culinary arts and nursing, which were new programs for us. During the fourth quarter of 2005, we acquired Euphoria which provided us with new programs including cosmetology, esthetics, hair design and nail technician. In 2005 we also introduced a new program for dental assistants in Lincoln, Rhode Island. In 2006, we launched Health Information Technology and Criminal Justice programs both on ground and online. We expect to roll these programs out to additional campuses in 2007.

We are developing several other new programs in the health sciences, business and information technology and skilled trades, and some of these programs are expected to be approved for offering in 2007.

Opportunistically Pursue Strategic Acquisitions.    We continue to evaluate attractive acquisition candidates. In evaluating potential acquisitions, we seek to identify schools with the potential for program replication at our existing campuses, new areas of study, new markets with attractive growth opportunities and advanced degree programs. We also look for schools whose operations we can improve by leveraging our sales and marketing expertise, business management systems and our experienced management team.

Introduce Online Education Alternatives.    We recently launched our online initiative to capitalize on the rapidly growing demand for, and flexibility provided by, online education alternatives. Initially, we were offering some of our diploma graduates the opportunity to earn their associate degree online and in June 2006 we launched our first 100% online program. In December 2006, we launched our second 100% online program, and we anticipate launching three to five more programs in 2007. We believe that our online initiatives will broaden our addressable market and be an attractive option for students without the geographic or financial flexibility to enroll in campus-based programs.

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our programs are designed to be completed in 14 to 105 weeks. Tuition for programs ranges from $4,100 to $33,500, depending on the length of the program and the area of study. All of our schools offer diploma and certificate programs, 19 of our schools are currently approved to offer associate degree programs and one school is approved to offer a bachelor’s degree program. In order to accommodate the schedules of our students and maximize classroom utilization, we typically offer courses five days a week in three shifts a day and start new classes every month. We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index

The following table lists the programs offered and the average number of students enrolled in each area of study as of December 31, 2006.

Program Offered
Area of Study	Bachelor	Associate	Diploma or Certificate	Average Enrollment	Percent of Total Enrollment

Automotive Technology	-	Auto Service Management, Collision Repair, Diesel Technology, Diesel & Truck Service Management	Automotive Mechanics, Automotive Technology, Collision Repair, Diesel Truck Mechanics, Diesel Technology, Diesel & Truck Technology, Master Automotive Technology	7,288	41%

Health Sciences	-	Medical Assisting Technology, Medical Administrative Assistant Technology	Medical Administrative Assisting, Medical Assisting, Pharmacy Technology, Medical Billing and Coding, Dental Assisting, Licensed Practical Nurse	5,863	32%

Skilled Trades	-	Mechanical / Architectural Drafting, Electronics Engineering Technology, HVAC	Electronic Servicing, Electronics Engineering Technology, Electronics System Technology, HVAC, Mechanical / Architectural Drafting, Electrician	2,440	13%

Spa and Culinary	Culinary Management	Culinary Arts	Culinary Arts, Baking & Pastry, Cosmetology, Esthetics, Nail Technician, Therapeutic, Massage & Body Technology	1,659	9%

Business and Information Technology	-	PC Systems & Networking Technology, Network Systems Administration, Business Administration, Criminal Justice	Business Administration, Graphic Web Design, Network Systems Administrating, PC Support Technology, Criminal Justice	831	5%

		Total:		18,081	100%

Index

Automotive Technology.    Automotive technology represents our largest area of study, with 41% of our average student enrollments for the year ended December 31, 2006. Our automotive technology programs are 24 to 105 weeks in length, with tuition rates of $9,750 to $33,500. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of employers, ranging from automotive and diesel dealers, independent auto body paint and repair shops, to trucking and construction companies.

We have an arrangement with BMW that offers our automotive technology students the opportunity to work for BMW through the Service Technician Education Program (STEP). The STEP program is a "graduate" school program for individuals who have successfully earned an automotive certification either at one of our schools or any of our competitor's schools. Students who are admitted to the STEP program have their tuition paid by BMW and upon successfully completing the program are typically employed as BMW mechanics. The BMW STEP program commenced at our Columbia, Maryland facility in 2004. Our arrangement with BMW signifies our high quality education capabilities and is an attractive marketing program.

All of our Lincoln Technical Institute schools, with the exception of our Allentown, Pennsylvania campus, offer programs in automotive technology in addition to other technical programs. Lincoln Technical Institute (formerly Denver Automotive & Diesel College) and Nashville Auto-Diesel College which we acquired in 2000 and 2003, respectively, currently offer programs exclusively in automotive technology. Denver Automotive & Diesel College, Nashville Auto-Diesel College, our Columbia, Maryland Lincoln Technical Institute school and our Indianapolis, Indiana Lincoln Technical Institute schools are destination schools, attracting students from throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2006, health sciences represented our second largest area of study, representing 32% of our total average enrollments. Our health science programs are 30 to 68 weeks in length, with tuition rates of $10,720 to $23,400. Graduates of our programs are qualified to obtain positions such as licensed practical nurses, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our medical assistant and medical administrative assistant programs are our largest health science programs.

Index

We offer health science programs at most of our Lincoln College of Technology schools, Southwestern College and our Allentown, Pennsylvania and Melrose, Illinois Lincoln Technical Institute schools as well as select New England Technical Institute schools.

Skilled Trades.    For the year ended December 31, 2006, 13% of our average student enrollments were in our skilled trades programs. Our skilled trades programs are 45 to 91 weeks in length, with tuition rates of $15,000 to $27,900. Our skilled trades programs include heating, ventilation and air conditioning repair, drafting and computer-aided design and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as cable, wiring and HVAC installers and servicers and drafting technicians. Our graduates are employed by a wide variety of employers, including residential and commercial telecommunications companies and architectural firms.

We created our own in-house electronic system technician program in 2001 with the assistance of two industry groups, Electronic Systems Technician Consortium and the National Center for Construction Education and Research. We have introduced our electronic system technician program to six of our campuses and plan to expand it to additional campuses. Students in these programs are trained to install and service equipment such as alarm systems, cable infrastructure, home entertainment systems, fiber-optic wiring in homes and offices, and satellite and telecommunication systems.

We offer skilled trades programs at nine of our twenty-one Lincoln Technical Institute campuses.

Spa and Culinary.    For the year ended December 31, 2006, 9% of our average student enrollments were in our spa and culinary programs. Our spa and culinary programs are 14 to 97 weeks in length, with tuition rates of $4,100 to $27,300.

Business and Information Technology.    For the year ended December 31, 2006, 5% of our average student enrollments were in our business and information technology programs. Our business and information technology programs are 30 to 96 weeks in length, with tuition rates of $12,000 to $27,165. We experienced a decline in our business and information technology programs between the years 2000 and 2006 due to weakness in the economy and reduced demand for IT professionals. We have since developed our in-house electronic system technician and health science programs in 2001 and 2002, respectively. We remain committed to the IT industry and expect it to grow, especially as the economy recovers and business investment in hardware and software increases with rapid technological advancement of computer applications. We have focused our current program offerings on those that are most in demand, such as our PC systems technician, network systems administrator and business administration specialist programs.

MARKETING AND STUDENT RECRUITMENT

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

Media.    Our media advertising is directed primarily at attracting students from the local areas in which our schools operate. Television advertising, which is coordinated by a national buyer, is our most successful medium. Systems we have developed enable us to closely monitor and track the effectiveness of each advertisement on a daily or weekly basis and make adjustments accordingly. The Internet is our second most successful medium and its effectiveness is continuously increasing. We also advertise via direct mail, in telephone directories and in newspapers.

Index

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented over 20% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to potential students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further educate these individuals on the strengths of our programs. Graduates who have gone on to enjoy success in the workforce frequently recommend our programs, as do local business owners who are pleased with the performance of our graduates whom they have hired.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 331 field- and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2006, we have recruited approximately 18% of our students directly out of high school.

Campus-Recruiting.    When a potential student is identified through our marketing and recruiting efforts, one of our representatives is paired with the potential student to follow up on an individual basis. Our media advertisements contain a unique toll-free number and our telephone system automatically directs the call to the campus nearest the caller. At this point, a recruiting representative will respond to the inquiry, typically within 24 hours. The representatives are trained to explain in detail the opportunities available within each program, schedule an appointment for the potential student to visit the school and tour the school's facilities.

STUDENT ADMISSIONS, ENROLLMENT AND RETENTION

Admissions.    In order to attend our schools, students must complete an application and pass an entry examination. While each of our programs has different admissions criteria, we screen all applications and counsel the students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation.

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 17,167 students enrolled as of December 31, 2006 and our average enrollment for the year ended December 31, 2006 was 18,081 students, an increase of 1.2% from December 31, 2005. Excluding our acquisition of Euphoria in December 2005 and FLA in May 2006, our average enrollments would have decreased by 3.8%. Our average enrollment for the year ended December 31, 2005 was 17,869 students, an increase of 9.9% from December 31, 2004. Excluding our acquisition of NETI in January 2005, our average enrollments would have increased by 3.0%.

Retention.    To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial, employment and personal matters. We monitor our retention rates by instructor, course, program and school. When we notice that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we notice that a student is having trouble academically, we offer tutoring.

JOB PLACEMENT

We believe that securing employment for our graduates is critical to our ability to attract high quality students. In addition, high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV Programs. See "Regulatory Environment—Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers want. Each school has an advisory council made up of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the market. For example, part of a student's grade is dependent upon attendance and appearance because employers want their employees to be punctual and to have a professional appearance. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to place students in their career field upon graduation. We also have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training while working with a potential employer. In addition, some of our allied health students are required to participate in an internship program during which they work in the field as part of their career training. Students that participate in these programs often go on to work for the same business upon graduation. We also assist students with resume writing, interviewing and other job search skills.

Index

FACULTY AND EMPLOYEES

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

The staff of each school typically includes a school director, a director of graduate placement, an education director, a director of student services, a financial-aid director, an accounting manager, a director of admissions and instructors, all of whom are industry professionals with experience in our areas of study.

As of December 31, 2006, we had approximately 2,862 employees, including 725 full-time faculty and 400 part-time instructors and, at six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2007 through 2011, except for one agreement which we are currently negotiating. We believe that we have good relationships with these unions and our employees.

We have had no work stoppages at any of our campuses in the past 22 years.

COMPETITION

The for-profit, post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. Direct competition between career-oriented schools and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, as well as public and private two-year junior and community colleges. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our private competitors have a more extended or dense network of schools and campuses than we do, which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our success in placing students with employers.

We compete with every institution that is eligible to receive Title IV funding. This includes four-year, not-for-profit public and private colleges and universities, community colleges and all for-profit institutions whether they are four years, two years or less. Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive, allied health and skilled trades programs will have a different group of competitors than a school offering allied health, business/IT and skilled trades. Also, because schools can add new programs within six to twelve months, new competitors can emerge relatively quickly. Moreover, with the introduction of online learning, the number of competitors in each market has increased because students can now stay local but learn from a non-local institution.

Index

Notwithstanding the above, today we mainly compete with community colleges and other career schools, both for-profit and not-for-profit. We focus on programs that are in high demand. We compete against community colleges by seeking to offer more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We compete against the other career schools by seeking to offer a higher quality of education, higher quality instructional equipment and a better overall value. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors. As we continue to add courses and degree programs, our addressable market increases and thus we face increased competition.

ENVIRONMENTAL MATTERS

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

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under Title IV Programs, which are administered by the DOE. For the year ended December 31, 2006, approximately 80.1% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs are to the student, who then applies those funds to the cost of their education.

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

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. Currently, we have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $12.2 million. These bonds are backed by $2.4 million of letters of credit.

Index

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

Accreditation

Accreditation is a non-governmental process through which a school submits to ongoing qualitative and quantitative review by an organization of peer institutions. Accrediting commissions primarily examine the academic quality of the school's instructional programs, and a grant of accreditation is generally viewed as confirmation that the school's programs meet generally accepted academic standards. Accrediting commissions also review the administrative and financial operations of the schools they accredit to ensure that each school has the resources necessary to perform its educational mission.

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. Fifteen of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology or ACCSCT, and twenty-one of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS. Both of these accrediting commissions are recognized by the DOE. The following is a list of the dates in which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Index

Accrediting Commission of Career Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA	December 4, 2003	May 1, 2008
Union, NJ	June 4, 2004	February 1, 2009
Mahwah, NJ*	December 9, 2004	August 1, 2009
Melrose Park, IL	March 11, 2005	November 1, 2009
Denver, CO	September 8, 2006	February 1, 2011
Columbia, MD	March 6, 2002	February 1, 2012
Grand Prairie, TX	September 7, 2001	September 7, 2006****
Allentown, PA	December 9, 2002	January 1, 2007***
Nashville, TN	June 3, 2002	May 1, 2007***
Indianapolis, IN	December 9, 2002	November 1, 2007
New Britain, CT	June 6, 2003	January 1, 2008
Shelton, CT**	September 3, 2004	September 1, 2008
Cromwell, CT**	November 22, 2004	November 1, 2011
Hamden, CT**	March 4, 2003	July 1, 2007***
Queens*	June 30, 2006	June 30, 2008

*	Branch campus of main campus in Union, NJ
**	Branch campus of main campus in New Britain, CT
***	Currently going through re-accreditation
****	Reviewed at February 2007 ACCSCT Commission meeting

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Brockton, MA****	April 14, 2005	December 31, 2008
Henderson, NV****	April 14, 2005	December 31, 2008
Lincoln, RI	April 14, 2005	December 31, 2008
Lowell, MA**	December 7, 2004	December 31, 2008
Somerville, MA	December 7, 2004	December 31, 2008
Philadelphia (Center City), PA*	April 30, 2003	December 31, 2006*****
Edison, NJ	April 30, 2003	December 31, 2006*****
Marietta, GA****	April 14, 2005	December 31, 2008
Mt. Laurel, NJ*	April 30, 2003	December 31, 2006*****
Norcross, GA****	April 14, 2005	December 31, 2008
Paramus, NJ*	April 30, 2003	December 31, 2006*****
Philadelphia (Northeast), PA*	April 30, 2003	December 31, 2006*****
Plymouth Meeting, PA*	April 30, 2003	December 31, 2006*****
Dayton, OH	April 14, 2006	December 31, 2009
Cincinnati (Vine Street), OH***	April 14, 2006	December 31, 2009
Cincinnati (Northland Blvd.), OH***	April 14, 2006	December 31, 2009
Franklin, OH***	April 14, 2006	December 31, 2009
Florence, KY***	April 14, 2006	December 31, 2009
West Palm Beach, FL	December 11, 2006	December 31, 2008
Summerlin, NV	December 9, 2006	October 31, 2007
Green Valley, NV	December 9, 2006	October 31, 2007

*	Branch campus of main campus in Edison, NJ
**	Branch campus of main campus in Somerville, MA
***	Branch campus of main campus in Dayton, OH
****	Branch campus of main campus in Lincoln, RI
*****	To be reviewed at April 2007 commission meeting

Index

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation. If any one of our schools lost its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. Our Cincinnati (Vine Street), OH, and Franklin, OH, campuses are currently required to submit retention data to the ACICS.  Any institution required to submit retention data to the ACICS is required to obtain prior permission from the ACICS for the initiation of any new program.

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

Federal Family Education Loan.    Under the Federal Family Education Loan program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the DOE. Students with financial need qualify for interest subsidies while in school and during grace periods. For the year ended December 31, 2006, we derived approximately 58% of our Title IV revenues (calculated based on cash receipts) from the Federal Family Education Loan program.

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2006, we derived approximately 16% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    The Federal Supplemental Educational Opportunity Grant program grants are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2006, we received less than 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the DOE and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2006, we derived less than 1% of our revenues (calculated based on cash receipts) from the Perkins program.

Index

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

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act and the DOE's extensive regulations regarding institutional eligibility. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we have the following 15 institutions, collectively consisting of 15 main campuses and 21 additional locations:

Index

Brand	Main Campus (es)	Additional Location (s)
Lincoln Technical Institute	Union, NJ	Mahwah, NJ
Queens, NY
Philadelphia, PA
Columbia, MD
Grand Prairie, TX
Allentown, PA
	Edison, NJ	Mount Laurel, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Plymouth Meeting, PA
Northeast Philadelphia, PA
	Somerville, MA	Lowell, MA
Brockton, MA
	Lincoln, RI	Norcross, GA*
Marietta, GA*
Henderson, NV*
Henderson, NV (Green Valley)**
Las Vegas, NV (Summerlin)**

Lincoln College of Technology	Indianapolis, IN
Melrose Park, IL
Denver, CO
	New Britain, CT	Shelton,CT
Cromwell, CT
Hamden, CT
	West Palm Beach, FL	West Palm Beach, FL (Culinary)***

Nashville Auto Diesel College	Nashville, TN

Southwestern College of Technology	Dayton, OH	Cincinnati, OH (Vine Street)
Franklin, OH
Cincinnati, OH (Northland Blvd.)
Florence, KY

*	These campuses are Lincoln College of Technology brands.
**	These campuses are Euphoria Institute of Beauty Arts & Sciences brands.
***	This campus is Florida Culinary Institute brand.

All of our main campuses, including their additional locations, are currently certified by the DOE to participate in Title IV Programs. Southwestern College received an executed provisional program participation agreement from the DOE. In connection with our acquisition of New England Technical Institute, Euphoria Institute of Beauty Arts & Sciences, and New England Institute of Technology at Palm Beach, we have received an executed provisional program participation agreement from the DOE.

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

Index

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.    Political and budgetary concerns significantly affect Title IV Programs. Congress must reauthorize the Higher Education Act approximately every five years. Recently, Congress temporarily extended the provisions of the Higher Education Act, or HEA, pending completion of the formal reauthorization process. In February 2006, Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. We believe that, in 2007, Congress will either complete the reauthorization of the HEA or further extend additional provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the HEA, but at this time we cannot predict all of the changes the Congress will ultimately make.

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

The "90/10 Rule."    A proprietary institution, such as each of our institutions, loses its eligibility to participate in Title IV Programs if, based on cash receipts, it derives more than 90% of its revenues for any fiscal year from Title IV Programs. Any institution that violates this rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for each of our 2006, 2005 and 2004 fiscal years, none of our institutions derived more than 86.9% of its revenues from Title IV Programs. For our 2006 fiscal year, our institutions' 90/10 Rule percentages ranged from 72.1% to 86.9%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

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

None of our institutions has had a Federal Family Education Loan cohort default rate of 25% or greater for any of the federal fiscal years 2004, 2003 and 2002, the three most recent years for which the DOE has published such rates. Nine of our 15 institutions (which include 23 of 32 campuses) had default rates less than 10% for these years. Based on the recent reconciliation bill, these 23 campuses are eligible to disburse loans without waiting the initial 30 days. The following table sets forth the Federal Family Education Loan cohort default rates for each of our 15 DOE numbered institutions for those fiscal years.

Index

Institution	2004	2003	2002
Union, NJ	7.60%	7.10%	5.90%
Indianapolis, IN	7.90%	7.90%	8.41%
Philadelphia, PA	12.80%	15.40%	13.70%
Columbia, MD	8.90%	8.80%	7.10%
Allentown, PA	7.00%	3.90%	7.10%
Melrose Park, IL	11.90%	9.60%	11.90%
Grand Prairie, TX	19.50%	10.80%	14.30%
Edison, NJ	3.30%	5.00%	4.10%
Denver, CO	8.40%	9.10%	8.40%
Nashville, TN	3.10%	1.80%	5.00%
Lincoln, RI	10.00%	7.40%	6.20%
Somerville, MA	10.60%	8.90%	6.20%
Southwestern, OH	3.20%	6.20%	0.00%
New England, CT	4.60%	1.70%	3.90%
West Palm Beach, FL	8.20%	9.20%	10.90%

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

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Denver Automotive & Diesel College and New England Technical Institute are our only institutions participating in the Perkins program. Denver Automotive & Diesel College's cohort default rate was 16.1% for students scheduled to begin repayment in the 2004-2005 federal award year. The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver Automotive & Diesel College. Denver Automotive & Diesel College continues to make loans out of its existing Perkins loan fund. Lincoln Technical Institute (New Britain, CT) is provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that New England Technical Institute had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. Lincoln Technical Institute (New Britain, CT) cohort default rate was 0% for students scheduled to begin repayment in the 2004-2005 federal award year.

Financial Responsibility Standards.    All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.

The most significant financial responsibility measurement is the institution's composite score, which is calculated by the DOE based on three ratios:

•	The equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
•	The primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and
•	The net income ratio, which measures the institution's ability to operate at a profit.

Index

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

If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility. If the DOE determines that an institution does not satisfy the DOE's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

•	Posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year;
•
Posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement; and/or

•	Complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement.

We have submitted to the DOE our audited financial statements for the 2004 and 2005 fiscal year reflecting a composite score of 1.8 and 2.5, respectively, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2006 fiscal year, we have calculated our composite score to be 1.7.

The DOE has evaluated the financial condition of our institutions on a consolidated basis. DOE regulations permit the DOE to examine our financial statements, including the financial statements of each institution and the financial statements of any related party. Based on the Company's calculations, the 2006, 2005 and 2004 financial statements reflect a composite score of 1.7, 2.5 and 1.8, respectively. However, as a result of corrections of certain errors, including accounting for advertising costs, a sale leaseback transaction, rent and certain other individually insignificant adjustments, in our prior financial statements, the DOE recomputed the Company's consolidated composite scores for the years ended December 31, 2001 and 2002 and concluded that the recomputed consolidated composite scores for those two years were below 1.0. In addition, we identified certain additional errors in our financial statements for the year ended December 31, 2003 relating to our accounting for stock-based compensation and accrued bonuses that did not result in a recomputation of our 2003 composite score. The DOE informed the Company that as a result, for a period of three years effective December 30, 2004, all of the Company's current and future institutions have been placed on "Heightened Cash Monitoring, Type 1 status," and are required to timely notify the DOE with respect to certain enumerated oversight and financial events. The DOE also informed the Company that its circumstances will be taken into consideration when each of our institutions applies for recertification of the Company's eligibility to participate in Title IV Programs. When each of our institutions is next required to apply for recertification to participate in Title IV Programs, we expect that the DOE will also consider our audited financial statements and composite scores for our most recent fiscal year as well as for other fiscal years after 2001 and 2002. Additionally, since the DOE concluded that the previously computed composite scores for 2001 and 2002 were overstated, the Company agreed to pay $165,000 to the DOE, pursuant to a settlement agreement, to resolve compliance issues related to this matter. The Company paid this amount on March 3, 2005. Although no assurance can be given, the Company's management does not believe that the actions of the DOE specified above will have a material effect on its financial position, results of operations or cash flows.

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

Index

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

Index

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

Some of the state education agencies and our accrediting commission also have requirements that may affect our schools' ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program. Our Cincinnati (Vine Street), OH, and Franklin, OH, campuses are currently required to submit retention data to the ACICS.  Any institution required to submit retention data to the ACICS may be required to obtain prior permission from the ACICS for the initiation of any new program. We do not believe that these standards will create significant obstacles to our expansion plans.

Administrative Capability.    The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. These criteria require, among other things, that the institution:

•	Complies with all applicable federal student financial aid regulations;
•	Has capable and sufficient personnel to administer the federal student financial aid programs;
•	Has acceptable methods of defining and measuring the satisfactory academic progress of its students;
•
Refers to the Office of the Inspector General any credible information indicating that any applicant, student, employee or agent of the school has been engaged in any fraud or other illegal conduct involving Title IV Programs;

•	Provides financial aid counseling to its students; and
•	Submits in a timely manner all reports and financial statements required by the regulations.

Failure by an institution to satisfy any of these or other administrative capability criteria could cause the institution to lose its eligibility to participate in Title IV Programs, which would have a material adverse effect on our business and results of operations.

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the Federal Family Education Loan program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. None of our institutions have a Federal Family Education Loan cohort default rate above 25% for any of the three most recent fiscal years for which the DOE has published rates. Denver Automotive & Diesel College and New England Technical Institute are our only institutions participating in the Perkins program. Denver Automotive & Diesel College's cohort default rate was 16.1% for students scheduled to begin repayment in the 2004-2005 federal award year. The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver Automotive & Diesel College. Denver Automotive & Diesel College continues to make loans out of its existing Perkins loan fund. As it was prior to when we acquired it, New England Technical Institute is provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that New England Technical Institute had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. New England Technical Institute's cohort default rate was 0% for students scheduled to begin repayment in the 2004-2005 federal award year.

Ability to Benefit Regulations.    Under certain circumstances, an institution may elect to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study. In order for ability to benefit students to be eligible for Title IV Program participation, the institution must comply with the ability to benefit requirements set forth in the Title IV Program requirements. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations also prohibit ability to benefit student enrollments from constituting 50% or more of the total enrollment of the institution. In 2006, the following schools were authorized to enroll “ability to benefit” applicants: Southwestern College, New Britain, Cromwell, Shelton, Hamden, Union, Mahwah, Indianapolis, Melrose Park, Denver, West Palm Beach, Paramus, Mt. Laurel, Marietta, Edison and Norcross.

Index

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

Eligibility and Certification Procedures.    Each institution must periodically apply to the DOE for continued certification to participate in Title IV Programs. The institution must also apply for recertification when it undergoes a change in ownership resulting in a change of control. The institution also may come under DOE review when it undergoes a substantive change that requires the submission of an application, such as opening an additional location or raising the highest academic credential it offers. The DOE agreed that the addition of the holding company to our ownership structure in 2003 would not constitute a change in ownership of our schools resulting in a change of control provided that certain conditions were met, including that the holding company execute the program participation agreement for each institution. See "Regulatory Environment—Reorganization" for a description of our reorganization in 2003. The holding company has executed a program participation agreement for each of our institutions.

The DOE may place an institution on provisional certification status if it determines that the institution does not fully satisfy certain administrative and financial standards or if the institution undergoes a change in ownership resulting in a change of control. The DOE may withdraw an institution's provisional certification with the institution having fewer due process protections than if it were fully certified. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds. Southwestern College received an executed program participation agreement from the DOE. In connection with each of our acquisitions of New England Technical Institute, Euphoria Institute of Beauty Arts & Sciences, and New England Institute of Technology at Palm Beach we received an executed temporary provisional program participation agreement from the DOE.

All institutions are recertified on various dates for various amounts of time. The following table sets forth the expiration dates for each of our institutions' current program participation agreement:

Index

Institution	Expiration Date of Current Program Participation Agreement
Allentown, PA	September 30, 2007
Columbia, MD	September 30, 2007
Philadelphia, PA	September 30, 2007
Denver, CO	December 31, 2009
Lincoln, RI	June 30, 2008
Nashville, TN	June 30, 2008
Somerville, MA	June 30, 2008
Edison, NJ	September 30, 2007
Union, NJ	September 30, 2007
Grand Prairie, TX	March 31, 2009
Indianapolis, IN	March 31, 2009
Melrose Park, IL	March 31, 2009
Dayton, OH	June 30, 2008*
New Britain, CT	March 31, 2009*
West Palm Beach, FL	June 30, 2010
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

The DOE conducted a program review at Denver Automotive and Diesel College (DADC) and issued an initial program review report on January 23, 2006 in which it identified potential instances of noncompliance with certain DOE requirements. DADC has submitted an initial response to the report and is waiting for a response or determination from the DOE.

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

Index

•	Any adverse action, including a probation or similar action, taken against the institution by its accrediting agency;
•
Any event that causes the institution, or related entity to realize any liability that was noted as a contingent liability in the institution's or related entity's most recent audit financial statement;

•	Any violation by the institution of any loan agreement;
•	Any failure of the institution to make a payment in accordance with its debt obligations that results in a creditor filing suit to recover funds under those obligations;
•	Any withdrawal of owner's equity from institution by any means, including declaring a dividend; or
•	Any extraordinary losses, as defined in accordance with Accounting Principles Board Opinion No. 30.

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

Lenders and Guaranty Agencies.    In 2006, seven lenders provided funding to more than 90% of the students at the schools we owned during that year: Citibank Student Loan Corporation, AMS Trust, AmSouth Bank, Citizens Bank, Charter One Bank, Nellie Mae, and Nelnet. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the Higher Education Act requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

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

Index

Item 1A.	RISK FACTORS

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

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the Higher Education Act of 1965, as amended, and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2006, we derived approximately 80.1% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

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

Index

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

Based on our calculations the 2006 and 2005 financial statements reflect a composite score of 1.7 and 2.5, respectively.

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. These criteria require, among other things, that the institution:
•	Comply with all applicable Title IV regulations;
•	Have capable and sufficient personnel to administer Title IV Programs;
•	Have acceptable methods of defining and measuring the satisfactory academic progress of its students;
•	Provide financial aid counseling to its students; and
•	Submit in a timely manner all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:
•	Require the repayment of Title IV funds;
•	Impose a less favorable payment system for the institution's receipt of Title IV funds;
•	Place the institution on provisional certification status; or
•	Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding. A decrease in Title IV funding could adversely affect our revenues, as we received approximately 80.1% of our revenues (calculated based on cash receipts) from Title IV Programs in 2005.

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

Index

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

Each of our institutions would immediately lose its eligibility to participate in Title IV Programs if it derived more than 90% of its revenues (calculated based on cash receipts) from those programs in any fiscal year as calculated in accordance with DOE regulations. Any institution that violates this rule is ineligible to apply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues in fiscal year 2006, and our institution with the highest percentage received approximately 86.9% of its revenues, from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, which could result in the acceleration of any indebtedness then outstanding under our credit agreement, and would also adversely affect our students' access to various government-sponsored student financial aid programs, which could reduce our student population and revenues. These calculations are required to be made based on cash receipts.

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

Index

If regulators do not approve our acquisition of a school that participates in Title IV Programs, the acquired school would no longer be permitted to participate in Title IV Programs, which could impair our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school.

If we acquire a school that participates in Title IV Programs, we must obtain approval from the DOE and applicable state education agencies and accrediting commissions in order for the school to be able to continue operating and participating in Title IV Programs. An acquisition can result in the temporary suspension of the acquired school's participation in Title IV Programs unless we submit to the DOE a timely and materially complete application for recertification and the DOE issues a temporary provisional program participation agreement. If we were unable to timely re-establish the state authorization, accreditation or DOE certification of the acquired school, our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school could be impaired. Southwestern College received an executed provisional program participation agreement from the DOE. In connection with each of our acquisition of New England Technical Institute, Euphoria Institute of Beauty Arts & Sciences, and New England Institute of Technology at Palm Beach, we received an executed provisional program participation agreement from the DOE.

If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.

If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commissions or the DOE, we or the affected schools must seek the approval of the relevant regulatory agencies in order for us or the acquired school to participate in Title IV Programs. Transactions or events that constitute a change of control of us include significant acquisitions or dispositions of our common stock (including, pursuant to DOE regulations, sales by a shareholder that owns at least 25% of our total outstanding voting stock and is our largest shareholder, as a result of which sales such shareholder ceases to own at least 25% of our outstanding voting stock or ceases to be our largest shareholder) or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from any state in which our schools are located or other states as the case may be, our accrediting commissions or the DOE could impair or result in the termination of our accreditation, state licensure or ability to participate in Title IV Programs. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for your shares of our common stock and could have an adverse effect on the market price of your shares.

Congress may change the law or reduce funding for Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Recently, Congress temporarily extended the provisions of the Higher Education Act, or HEA, pending completion of the formal reauthorization process. In February 2006, Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. We believe that, in 2007, the U.S. Congress will either complete its reauthorization of the HEA or further extend the provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the existing provisions of the HEA, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. In January 2007, the political party to which a majority of the members of both houses of the U.S. Congress are affiliated changed from the Republican party to the Democratic party. As a result, it is possible that the Democrat-controlled U.S. Congress will revise provisions of the HEA in significantly different ways than were being considered by the Republican-controlled U.S. Congress in 2005 and 2006. Approximately 80.1% of our revenues in 2006 (calculated based on cash receipts) were derived from Title IV programs. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and revenues. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profit margin.

Index

In addition, current requirements for student and school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. If we cannot comply with the provisions of the Higher Education Act, as they may be revised, or if the cost of such compliance is excessive, our revenues or profit margin could be adversely affected.

Regulatory agencies or third parties may conduct compliance reviews, bring claims or initiate litigation against us. If the results of these reviews or claims are unfavorable to us, our results of operations and financial condition could be adversely affected.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. The DOE conducted a program review at DADC and issued an initial program review report on January 23, 2006 in which it identified potential instances of noncompliance with certain DOE requirements. DADC has submitted an initial response to the report and is waiting for a response or determination from the DOE.

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

Index

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

Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, information technology, or IT, skilled trades, healthcare industries and spa and culinary. Accordingly, educational programs at our schools must keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our competitors or as quickly as employers demand. If we are unable to adequately respond to changes in market requirements due to financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, our placement rates could suffer and our revenues could be adversely affected.

In addition, if we are unable to adequately anticipate the requirements of the employers we serve, we may offer programs that do not teach skills useful to prospective employers or students seeking a technical or career-oriented education which could affect our placement rates and our ability to attract and retain students, causing our revenues to be adversely affected.

Risks specific to our schools’ online campuses could have a material adverse effect on our business.

Our schools’ online campuses intend to increase student enrollments, and more resources will be required to support this growth, including additional faculty, admissions, academic, and financial aid personnel. This growth may place a strain on the operational resources of our schools’ online campuses. Our schools’ online campuses’ success depends, in part, on their ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standings with their regulators and accreditors, and meet their students’ needs in a timely manner. The expansion of our schools’ online campuses’ existing programs and the development of new programs may not be accepted by their students or the online education market, and new programs could be delayed due to current and future unforeseen regulatory restrictions. The performance and reliability of the program infrastructure at our schools’ online campuses is critical to the reputation of these campuses and the campuses ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks that host our schools’ online campuses, may result in the unavailability of our schools’ online campuses’ computer networks. Individual, sustained, or repeated occurrences could significantly damage the reputation of our schools’ online campuses and result in a loss of potential or existing students. Additionally, our schools’ online campuses’ computer systems and operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Any interruption to our schools’ online campuses’ computer systems or operations could have a material adverse effect on the ability of our schools’ online campuses to attract and retain students.

Index

Our computer networks—either administrative network or those supporting educational programs— may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

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

Index

We may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, or other events in one or more of the geographic areas in which we operate.

We may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, or other events in one or more of the geographic areas in which we operate. These events could cause us to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

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

The awareness of our programs among high school graduates and working adults looking to return to school is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase our revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

•	Student dissatisfaction with our programs and services;
•	Diminished access to high school student populations;
•	Our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and
•	Our inability to maintain relationships with automotive, diesel, healthcare, skilled trades and IT, and spa and culinary manufacturers and suppliers.

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

Interest rates have reached historical lows in recent years, creating a favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. However, interest rates have increased in the recent months resulting in a corresponding increase in the cost to our existing and prospective students of financing their education. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in our student population.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

Our results of operations fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year. Our second half growth is largely dependent on a successful recruiting season. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and net revenues. We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased enrollments of adult students. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

Index

Our total assets include substantial intangible assets. The write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations.

Our total assets reflect substantial intangible assets. At December 31, 2006, goodwill and identified intangibles, net, represented approximately 38.5% of total assets. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

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

Approximately 27% of our schools are concentrated in the states of New Jersey and Pennsylvania and a change in the general economic or regulatory conditions in these states could increase our costs and have an adverse effect on our revenues.

As of December 31, 2006, we operated 37 campuses in 17 states. Ten of those schools are located in the states of New Jersey and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

The number of lenders and financial institutions that make federally guaranteed student loans and that guarantee Title IV loans is relatively small. The loss of any of these lenders or guarantors could cause a material adverse effect on our revenues.

In 2006, seven lenders provided funding to more than 90% of the students at the schools we owned. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, we cannot assure you that there are other lenders who would make federally guaranteed loans to our students. If such alternative lenders were not forthcoming, our enrollment and our results of operations could be materially and adversely affected.

Index

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and applicable provisions of the New Jersey Business Corporation Act may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. For example, applicable provisions of the New Jersey Business Corporation Act may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of five years after the person becomes an interested stockholder. Furthermore, our amended and restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	require super-majority voting to effect amendments to certain provisions of our amended and restated certificate of incorporation;

•	limit who may call special meetings of both the board of directors and stockholders;

•	prohibit stockholder action by non-unanimous written consent and otherwise require all stockholder actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders' meetings; and

•	require that vacancies on the board of directors, including newly created directorships, be filled only by a majority vote of directors then in office.

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

Index

Our principal stockholder owns a large percentage of our voting stock which allows it to control substantially all matters requiring shareholder approval.

Stonington Partners Inc. II, or Stonington, our principal stockholder, directly or indirectly holds approximately 77% of our outstanding shares. Accordingly, it controls us through its ability to determine the outcome of the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership positions of this stockholder may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our board of directors. In addition, two members of our board of directors are partners of Stonington. As a result, Stonington has an added ability to influence certain matters, such as determining compensation of our executive officers.

A disposition by our principal stockholder of all or a significant portion of its shares of our outstanding stock could impact the marker price of our shares and result in a change of control.

In light of the termination provisions of its fund agreement, Stonington, our largest stockholder, is currently considering its options with respect to its investment in us, including the sale of its shares of our outstanding common stock. A sale by Stonington of all or a significant portion of its shares of our outstanding common stock, whether to a single buyer, through open market sales or otherwise, could cause the price of our common stock to decline. Such a sale could also result in a change of control under the standards of the DOE and applicable state education agencies and accrediting commissions. See “Business - Change of Control” and “Risk Factors -- Risks Related to Our Industry.”

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all of our facilities, except for our West Palm Beach, Florida campus, our Nashville, Tennessee campus, our Grand Prairie, Texas campus and our Cincinnati (Tri-County) campus, which we own. Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and Grand Prairie, Texas) are also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. All of our existing leases expire between December 2007 and August 2023, with the exception of one lease representing a total of 3,000 square feet that we lease on a month-to-month basis. On January 1, 2007, we increased our square footage at our Indianapolis, Indiana campus by approximately 63,000 square feet.

The following table provides information relating to our facilities as of December 31, 2006, including our corporate offices:

Location	Brand	Approximate Square Footage
Union, New Jersey	Lincoln Technical Institute	56,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Columbia, Maryland	Lincoln Technical Institute	110,000
Grand Prairie, Texas	Lincoln Technical Institute	146,000
Queens, New York	Lincoln Technical Institute	48,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Mt. Laurel, New Jersey	Lincoln Technical Institute	26,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Plymouth Meeting, Pennsylvania	Lincoln Technical Institute	30,000
Paramus, New Jersey	Lincoln Technical Institute	27,000
Brockton, Massachusetts	Lincoln Technical Institute	10,000
Lincoln, Rhode Island	Lincoln Technical Institute	40,000
Lowell, Massachusetts	Lincoln Technical Institute	20,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
New Britain, Connecticut	Lincoln Technical Institute	51,000
Cromwell, Connecticut	Lincoln Technical Institute	12,000
Hamden, Connecticut	Lincoln Technical Institute	14,000
Shelton, Connecticut	Lincoln Technical Institute	41,600
Indianapolis, Indiana	Lincoln College of Technology	126,000
Melrose Park, Illinois	Lincoln College of Technology	67,000
Denver, Colorado	Lincoln College of Technology	78,000
Norcross, Georgia	Lincoln College of Technology	27,000
Marietta, Georgia	Lincoln College of Technology	30,000
Henderson, Nevada	Lincoln College of Technology	27,000
West Palm Beach, Florida	Lincoln College of Technology and Florida Culinary Institute	117,000
Nashville, Tennessee	Nashville Auto-Diesel College	278,000
Dayton, Ohio	Southwestern College	9,000
Franklin, Ohio	Southwestern College	14,000
Cincinnati, Ohio	Southwestern College	10,000
Cincinnati (Tri-County), Ohio	Southwestern College	25,000
Florence, Kentucky	Southwestern College	11,000
Las Vegas, Nevada	Euphoria Institute	13,000
Henderson, Nevada	Euphoria Institute	20,000
West Orange, New Jersey	Corporate Offices	41,000

We believe that our facilities are suitable for their present intended purposes.

Index

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operation or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

Index

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock
Our common stock is quoted on the Nasdaq Global Market under the symbol “LINC”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Market, for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2006:
First Quarter	$17.28	$14.25
Second Quarter	$17.09	$15.42
Third Quarter	$18.25	$16.33
Fourth Quarter	$17.06	$12.14

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2005:
First Quarter	$-	$-
Second Quarter	$20.25	$19.11
Third Quarter	$21.00	$11.67
Fourth Quarter	$15.01	$11.80

On March 13, 2007, the last reported sale price of our common stock on the Nasdaq Global Market was $12.75 per share. As of March 13, 2006, based on the information provided by Continental Stock Transfer & Trust Company, there were approximately 30 stockholders of record of our common stock.

Dividend Policy
No cash dividends were declared or paid in 2006. We anticipate retaining all available funds to finance future internal growth. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Index

Stock Performance Graph

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from June 23, 2005 (the date on which our common stock first traded on the Nasdaq Global Market) through December 31, 2006 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on June 23, 2005, and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a filing.

Companies in the Peer Group include Apollo Group, Inc., Corinthian Colleges, Inc., Career Education Corp., DeVry, Inc., Education Management Corporation, ITT Educational Services, Inc., Strayer Education, Inc. and Universal Technical Institute, Inc.

Index

Securities Authorized for Issuance under Equity Compensation Plans
The Company has various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2006 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	1,728,225	$8.85	1,015,450
Equity compensation plans not approved by security holders	-	$-	-
Total	1,728,225	$8.85	1,015,450

Index

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included in Part II. Item 8 of this filing. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2006 have been derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2003 and 2002 and historical consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our consolidated financial information not included in this Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues	$321,506	$299,221	$261,233	$198,574	$139,201
Cost and expenses:
Educational services and facilities (1)	136,631	121,524	104,843	85,201	66,580
Selling, general and administrative (2)	157,309	145,194	130,941	97,714	71,753
(Gain) loss on sale of assets	(435)	(7)	368	(22)	(1,082)
Total costs & expenses	293,505	266,711	236,152	182,893	137,251
Operating income	28,001	32,510	25,081	15,681	1,950
Other:
Gain on sale of securities	-	-	-	211	-
Interest income	981	775	104	133	212
Interest expense (3)	(2,291)	(2,892)	(3,007)	(2,758)	(2,937)
Other (loss) income	(132)	243	42	307	-
Income (loss) before income taxes	26,559	30,636	22,220	13,574	(775)
Provision (benefit) for income taxes	11,007	11,927	9,242	5,355	(101)
Net income (loss)	$15,552	$18,709	$12,978	$8,219	$(674)
Earnings per share - basic:
Net income (loss) available to common stockholders	$0.61	$0.80	$0.60	$0.38	$(0.03)
Earnings per share - diluted:
Net income (loss) available to common stockholders	$0.60	$0.76	$0.56	$0.37	$(0.03)
Weighted average number of common shares outstanding:
Basic	25,336	23,475	21,676	21,667	21,662
Diluted	26,086	24,503	23,095	22,364	21,662
Other Data:
Capital expenditures	$19,341	$22,621	$23,813	$13,154	$3,598
Depreciation and amortization	14,866	13,064	10,749	9,879	7,201
Number of campuses	37	34	28	23	23
Average student population	18,081	17,869	16,266	12,487	9,155
Balance Sheet Data:
Cash and cash equivalents	$6,461	$50,257	$41,445	$48,965	$11,079

Working (deficit) capital (4)	(20,943)	8,531	4,570	13,402	(11,287)
Total assets	226,216	214,792	162,729	139,355	92,562
Total debt (5)	9,860	10,768	46,829	43,060	22,682
Total stockholders' equity	151,783	135,990	58,086	42,924	33,905

Index

(1)    Educational services and facilities expenses include a charge of $0.2 million for the year ended December 31, 2005 related to catch-up depreciation resulting from the reclassification of our property in Indianapolis, Indiana from property held for sale to property, equipment and facilities as of September 30, 2005.

(2)    Selling, general and administrative expenses include (a) a $2.1 million charge for the year ended December 31, 2004 to give effect to the one-time write-off of deferred offering costs, (b) compensation costs of approximately $1.2 million, $1.3 million, $1.8 million, $0.8 million and $0.5 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively, related to the adoption of SFAS No. 123R, "Share Based Payment," (c) a $0.7 million one-time non-cash charge for the year ended December 31, 2004 related to the timing of rent expense for our schools during the period of construction of leasehold improvements and to align the depreciation lives of our leasehold improvements to the terms of our noncancellable leases, including renewal options, (d) a $0.5 million write-off for the year ended December 31, 2005 resulting from our decision not to purchase the site we had considered for expansion of our facility in Philadelphia, Pennsylvania, and (e) $0.9 million of re-branding cost for the year ended December 31, 2006.

(3)    Interest expense includes a $0.4 million non-cash charge for the year ended December 31, 2005 resulting from the write-off of deferred finance costs under our previous credit agreement.

(4)    Working (deficit) capital is defined as current assets less current liabilities.

(5)    Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five year period ended December 31, 2006 incurred in connection with a sale-leaseback transaction as further described in Note 9 to the consolidated financial statements included in Part II. Item 8 of this Form 10-K.

Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the “Selected Financial Data,” “Forward Looking Statements” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors,” “Forward Looking Statements” and elsewhere in this Form 10-K.

GENERAL

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, business and information technology and spa and culinary. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2006, we enrolled 17,167 students at our 37 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination schools attract students from across the United States, and in some cases, from abroad.

As of January 2007, we had completed our re-branding initiative. As a result, 29 of our 37 campuses nationwide now operate under the Lincoln name. In addition to Lincoln College Online, we now operate 5 related brands: Lincoln Technical Institute, Lincoln College of Technology, Nashville Auto-Diesel College (NADC), Southwestern College and Euphoria. Uniform national brands are expected to allow us greater advertising leverage and consistency of message, which will serve to strengthen appeal to students in both local and destination markets. Lincoln’s Cittone Institute schools in New Jersey and Pennsylvania as well as the Massachusetts and Rhode Island Career Education Institute (CEI) schools were re-branded as Lincoln Technical Institute. The West Palm Beach campuses (Formerly New England Institute of Technology), Marietta, Georgia, Norcross, Georgia, and Henderson, Nevada campuses (formerly Career Education Institute - CEI), the Connecticut campuses (formerly New England Technical Institute, or NETI) and Denver, Colorado, were re-branded Lincoln College of Technology. Included in selling, general and administrative expenses for the year ended December 31, 2006 are approximately $0.9 million of costs incurred in connection with this initiative.

From 1999 through December 31, 2006, we have increased our geographic footprint and added 17 additional schools through our acquisitions of: Denver Automotive & Diesel College in 2000 (one school), Career Education Institute in 2001 (two schools), Nashville Auto-Diesel College in 2003 (one school), Southwestern College in 2004 (five schools), New England Technical Institute (four schools) in January 2005, Euphoria Institute of Beauty Arts and Sciences (two schools) in December 2005 and New England Institute of Technology at Palm Beach, Inc. in May 2006 (two schools). Our campuses, a majority of which serve major metropolitan markets, are located throughout the United States. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are nationally accredited and are eligible to participate in federal financial aid programs. Southwestern College received an executed provisional program participation agreement from the DOE. In connection with each of our acquisitions of New England Technical Institute, Euphoria Institute of Beauty Arts & Sciences, and New England Institute of Technology at Palm Beach, we received an executed provisional program participation agreement from the DOE.

Our revenues consist primarily of student tuition and fees derived from the programs we offer and are presented as revenues after reductions related to scholarships for students who withdraw from our programs prior to specified dates. We recognize revenues from tuition and one-time fees, such as application fees, ratably over the length of a program, including internships or externships that take place prior to graduation. We also earn revenues from our bookstores, dormitories, cafeterias and contract training services. These non-tuition revenues are recognized upon delivery of goods or as services are performed and represent less than 10% of our revenues.

Index

Tuition varies by school and by program and on average we increase tuition once a year by 2% to 5%. Our ability to raise tuition is influenced by the demand for our programs and by the rate of tuition increase at other post-secondary schools. If historical trends continue, we expect to be able to continue to raise tuition annually at comparable rates.

We have historically enjoyed strong revenue growth. In 2006, our growth resulted from strategic acquisitions and prior to 2006 we also enjoyed strong organic growth. Our revenues have increased 7.4% and 14.5% in 2006 and 2005, respectively, over the prior years as we grew from 28 campuses at December 31, 2004 to 37 campuses at December 31, 2006. During this same time period our average student population increased from 16,266 for the year ended December 31, 2004 to 18,081 for the year ended December 31, 2006. While we expect to increase our revenues and enrollments in the foreseeable future as a result of both organic growth and strategic acquisitions, we can give no assurance as to our ability to continue to increase our revenues at historical rates and expect our rate of revenue increases to moderate over time as we become a larger and more mature company.

Our operating expenses while also a function of our revenue growth also contain a high fixed cost component. Our educational services and facilities expenses and selling, general and administrative expenses as a percentage of revenue increased in 2006 from 2005 levels as we experienced lower student enrollments and thus lower capacity utilization across our schools. Our educational services and facilities expenses as a percentage of revenues increased to 42.5% in 2006 from 40.6% in 2005 and 40.1% in 2004, and selling, general and administrative expenses increased as a percentage of revenue to 48.9% in 2006 from 48.5% in 2005 and decreased from 50.1% in 2004. We expect that in the future these expenses will decline slightly as a percentage of revenues as we achieve better operating efficiencies and utilization at our schools.

Our revenues are directly dependent on our average number of students enrolled and the particular courses they are taking. Our enrollment is influenced by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our programs range from 14 to 105 weeks and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs. As more of our schools receive approval to offer associate degree programs, which are longer than our diploma degree programs, we would expect our average enrollments and the average length of stay of our students to increase.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80.1% of our cash receipts relating to revenues in 2006.

We extend credit for tuition and fees to many of our students that are in attendance in our campuses. In addition, we also participated in a private recourse lending agreement with SLM Financial Corporation where we had credit risk for student loan defaults up to 30% of funds disbursed under the agreement. The agreement had a disbursement limit of $6 million. The agreement terminated by its terms on June 30, 2006. Our credit risk is mitigated through the student’s participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. Under Title IV programs, the government funds a certain portion of a students’ tuition, with the remainder, referred to as “the gap,” financed by students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2% to 5% per year, while funds received from Title IV programs have remained constant. Thus, a significant number of students are required to finance amounts that could range between $2,000, and in some cases, as much as $14,000 per year. As a result of the above, during 2006 our bad debt expense as a percentage of revenues increased to 4.8% from 3.7% and 3.5%, respectively in 2005 and 2004.

Index

All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.

Based on audited financial statements for the 2006, 2005 and 2004 fiscal years our calculations result in a composite score of 1.7, 2.5 and 1.8, respectively. The DOE has confirmed that we received a passing composite score of 1.5 or more for the 2003 fiscal year. However, as a result of the corrections of certain errors, including accounting for advertising costs, a sale leaseback transaction, rent and certain other individually insignificant adjustments, in our prior financial statements, the DOE recomputed our consolidated composite scores for the years ended December 31, 2001 and 2002 and concluded that the recomputed consolidated composite scores for those two years were below 1.0. In addition, we identified certain additional errors in our financial statements for the year ended December 31, 2003 relating to our accounting for stock-based compensation and accrued bonuses that did not result in a recomputation of our 2003 composite score. The DOE has informed us that as a result, for a period of three years effective December 30, 2004, all of our current and future institutions have been placed on "Heightened Cash Monitoring, Type 1 status." As a result, we are subject to a less favorable Title IV fund payment system that requires us to credit student accounts before drawing down Title IV funds and are also required to timely notify the DOE with respect to certain enumerated oversight and financial events. The DOE also informed us that these corrections will be taken into consideration when each of our institutions applies for recertification of its eligibility to participate in Title IV Programs. When each of our institutions is next required to apply for recertification to participate in Title IV Programs, we expect that the DOE will also consider our audited financial statements and composite scores for our most recent fiscal year as well as for other fiscal years after 2001 and 2002. Additionally, since the DOE concluded that the previously computed composite scores for 2001 and 2002 were overstated, we agreed to pay $165,000 to the DOE, pursuant to a settlement agreement, with respect to compliance issues related to this matter. We paid this amount on March 3, 2005.

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

•
Major components of educational services and facilities expenses include faculty compensation and benefits, expenses of books and tools, facility rent, maintenance, utilities, depreciation and amortization of property and equipment used in the provision of education services and other costs directly associated with teaching our programs and providing educational services to our students.

•
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

Index

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

External costs associated with the implementation of our student management and reporting system decreased over the last year as we utilized more internal staff in continuing the rollout of a new student management and reporting system. We expect the roll-out of this system to continue through the third quarter of 2007. We believe that the investment in our student management and reporting system will improve services to students and our ability to integrate new schools into our operations, if and when new schools are opened or acquired. We anticipate that the cost to complete the continued roll-out of our new student management and reporting system will be approximately $0.5 million. We anticipate funding these costs with cash provided by operating activities and cash on hand or alternatively with borrowings under our credit agreement. Included in selling, general and administrative expenses are costs related to this roll out of approximately $0.4 million, $1.8 million and $0.5 million, respectively for each of the three years ended December 31, 2006.

Costs related to developing and starting-up new facilities are expensed as incurred. Costs related to our start up facility in Queens, New York, which opened March 27, 2006, were approximately $0.9 million, $1.6 million and $0.1 million, for each of the three years in the period ended December 31, 2006.

ACQUISITIONS

Acquisitions have been, and will continue to be, a component of our growth strategy. We have a team of professionals who conduct financial, operational and regulatory due diligence as well as a team that integrates acquisitions with our policies, procedures and systems.

On May 22, 2006, a wholly-owned subsidiary of the Company, acquired all of the outstanding common stock of New England Institute of Technology at Palm Beach, Inc., or FLA, for approximately $40.1 million. The purchase price was $32.9 million, net of cash acquired plus the assumption of a mortgage note for $7.2 million. The FLA purchase price has been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

On December 1, 2005, a wholly-owned subsidiary of the Company acquired all of the rights, title and interest in the assets of Euphoria Institute LLC, or EUP, for approximately $9.2 million, net of cash acquired.

On January 11, 2005, a wholly-owned subsidiary of the Company acquired all of the rights, title and interest in the assets of New England Technical Institute, or NETI, for approximately $18.8 million, net of cash acquired.

On January 23, 2004, the Company acquired all of the rights, title and interest in the assets of the Southwestern College of Business, Inc., or Southwestern or SWC, for approximately $14.5 million, net of cash acquired. Included in this purchase price is certain real estate which was acquired from Southwestern for $0.7 million.

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

Index

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2006, 2005 and 2004 was 4.8%, 3.7% and 3.5%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2006, 2005 and 2004 would have resulted in an increase in bad debt expense of $3.2 million, $3.0 million and $2.6 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2006, goodwill represented approximately $85.0 million, or 37.6%, of our total assets. At December 31, 2006, we tested our goodwill for impairment utilizing a market capitalization approach and determined that we did not have an impairment.

Index

Stock-based compensation.    We currently account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share Based Payment.”  Effective January 1, 2004, we elected to change our accounting policies from the use of the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Based Compensation" to the fair value-based method of accounting for options as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation—Transitions and Disclosure—an amendment to SFAS Statement No. 123," we elected to retroactively restate all periods presented. Because no market for our common stock existed prior to our initial public offering, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, forecasted future operating results, and our expected valuation in an initial public offering.

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

During 2005, we adopted the provisions of SFAS No. 123R, “Share Based Payment”. The adoption of SFAS No. 123R did not have a material impact on our financial statements.

Bonus costs.    We accrue the estimated cost of our bonus programs using current financial and statistical information as compared to targeted financial achievements and actual student graduate outcomes. Although we believe our estimated liability recorded for bonuses is reasonable, actual results could differ and require adjustment of the recorded balance.

Results of Operations for the Three Years Ended December 31, 2006

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.5	40.6	40.1
Selling, general and administrative	48.9	48.5	50.1
(Gain) loss on sale of assets	(0.1)	0.0	0.2
Total costs and expenses	91.3	89.1	90.4
Operating income	8.7	10.9	9.6
Interest expense, net	(0.4)	(0.8)	(1.1)
Other Income	0.0	0.1	0.0
Income before income taxes	8.3	10.1	8.5
Provision for income taxes	3.4	3.9	3.5
Net income	4.8%	6.3%	5.0%

Index

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.    Revenues increased by $22.3 million, or 7.4%, to $321.5 million for 2006 from $299.2 million for 2005. Approximately $5.4 million and $10.4 million, respectively, of this increase was a result of our acquisition of Euphoria on December 1, 2005 and our acquisition of New England Institute of Technology at Palm Beach, Inc. (“FLA”), on May 22, 2006. The remainder of the increase was due to tuition increases, which ranged between 2% and 5% annually depending on the program. Substantially all of our revenues consist of student tuition. For the year ended December 31, 2006, our average undergraduate full-time student enrollment increased 1.2% to 18,081 compared to 17,869 for the year ended December 31, 2005. Excluding our acquisition of Euphoria and FLA, our average undergraduate student enrollment decreased by 3.8% to 17,176.

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

As the third quarter of 2006 progressed, we experienced erosion between the number of students who expressed an interest in attending our schools and enrolled, and those that commenced classes. Many of these prospective students chose immediate employment, rather than pursuing education in the near term. Moreover, we believe the attractive job market further elevated sensitivity levels regarding the affordability of education, given the attractive alternative of immediate employment.

Educational services and facilities expenses.    Our educational services and facilities expenses increased by $15.1 million, or 12.4%, to $136.6 million for 2006 from $121.5 million for 2005. Our acquisitions of Euphoria and FLA accounted for $8.0 million or 53.0% of this increase. Excluding Euphoria and FLA, instructional expenses and books and tools expense increased by $70.0 million or 4.9% and $15.1 million or 9.3%, respectively, over the prior year primarily due to increased compensation and benefits expenses and due to higher costs of books and tools. The remainder of the increase in educational services and facilities expenses was primarily due to facilities expenses which increased $2.6 million over the prior year. Of this amount approximately $0.8 million represented additional rent expense in 2006 due to our expanded campus facilities in Lincoln, Rhode Island and NETI as well as from normal rent escalation clauses. During the year we also experienced increased costs for insurance and real estate taxes, which increased approximately $0.4 million from the prior year, utilities which increased approximately $0.5 million over the prior year and from repairs and maintenance expenses, which increased approximately $0.4 million over the prior year. Educational services and facilities expenses as a percentage of revenues increased to 42.5% of revenues for 2006 from 40.6% for 2005.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended December 31, 2006 were $157.3 million, an increase of $12.1 million, or 8.3%, from $145.2 million for 2005. Approximately $1.5 million and $4.0 million of this increase were attributed to our acquisitions of Euphoria and FLA, respectively. The remainder of the increase was primarily due to: (a) a $1.2 million or 4.0% increase in sales expense resulting mainly from incremental compensation and benefit expenses related to additional sales representatives; (b) an 8.2%, or $2.3 million, increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment; (c) a $2.9 million or 4.0% increase in administrative expenses, excluding Euphoria and FLA, over the prior year. The increase in administrative expenses included approximately $0.9 million of re-branding costs incurred during the year. The remainder of the increase in administrative expenses was attributable to a higher provision for bad debts in 2006 as compared to 2005. Bad debt expense in 2006 increased by $4.4 million from $11.2 million in 2005 to $15.6 million for the year ended December 31, 2006. This increase was due to several factors, including (1) higher accounts receivable balances throughout the year as compared to prior year, (2) increased loans to our students under a recourse agreement we entered into in 2005 with SLM Financial Corporation (SLM) to provide private recourse loans to qualifying students, and (3) the effect of increasing the payment terms on the self finance portion of their tuition to some of our students from 5 years to 7 years. Accounts receivable throughout the year included five new campuses that did not exist in 2005 (our two Euphoria and two FLA campuses as well as our new Queens, New York campus). Under the terms of the SLM agreement, we are required to fund up to 30% of all loans disbursed into a deposit account, which may ultimately be utilized to purchase loans in default. As of December 31, 2006, we had reserved $1.5 million under this agreement, which represents an increase of $1.1 million from amounts reserved at December 31, 2005. Funding under this agreement terminated by its terms on June 30, 2006.

Index

These increases were partially offset by lower expenses incurred in rolling out our campus management and reporting system as well as lower compensation expense, primarily resulting from a decrease in bonuses to be paid. As a percentage of revenue, selling, general and administrative expenses increased to 48.9% of revenues for 2006 from 48.5% for 2005.

Interest income.    Interest income increased to $1.0 million for the year ended December 31, 2006, an increase of $0.2 million from interest income of $0.8 million for 2005. The increase in interest income for the year was due to higher average cash balances during the year, resulting from receipt of $56.3 million of net proceeds from our initial public offering in June 2005 and cash generated by operations.

Interest expense. Interest expense decreased $0.6 million, or 20.7%, to $2.3 million for 2006 from $2.9 million for 2005. This decrease was primarily due to a decrease in our average debt balance outstanding as we utilized a portion of the proceeds from our initial public offering to pay down all amounts outstanding under our previous credit agreement in 2005. Interest expense for the year ended December 31, 2005 also included approximately $0.4 million related to the write-off of deferred financing costs under our previous credit agreement.

Income taxes.    Our provision for income taxes for the year ended December 31, 2006 was $11.0 million, or 41.4% of pretax income, compared to $11.9 million, or 38.9% of pretax income for the year ended December 31, 2005. The increase in effective tax rate for the year ended December 31, 2006 is attributable to the recognition of a tax benefit of $0.8 million in 2005 related to the favorable resolution of a tax contingency.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.    Revenues increased by $38.0 million, or 14.5%, to $299.2 million for 2005 from $261.2 million for 2004. Of this increase, approximately $16.7 million, or 6.4%, was attributable to the acquisition of New England Technical Institute, or NETI, on January 11, 2005, while the remainder of the increase was primarily due to a 3.0% increase in our average undergraduate full-time student population, which increased to 16,752 for the year ended December 31, 2005, exclusive of NETI, as compared to 16,266 for the year ended December 31, 2004, as well as from tuition increases, which ranged between 2% and 5% annually depending on the program. Growth in average student population was driven by increased demand for our health sciences and automotive programs and partially offset by decreased demand for our information technology programs. Average student population for the year ended December 31, 2005 was 17,869 students, representing an increase of 9.9% compared to average student enrollment of 16,266 for the year ended December 31, 2004.

Educational services and facilities expenses.    Our educational services and facilities expenses increased by $16.7 million, or 15.9%, to $121.5 million for 2005 from $104.8 million for 2004. Our acquisition of NETI accounted for 9.6%, or $10.0 million, of this increase. Instructional expenses increased by 3.6% over the prior year primarily due to increased compensation and benefits expenses. The increase in average student population also resulted in an increase in books and tools expenses, which increased 8.2% for the year. The remainder of the increase in educational services and facilities expenses was primarily due to facilities expenses which increased $3.5 million over the prior year. Of this amount approximately $1.3 million represented additional rent expense in 2005 as compared to prior year rent due on our new Queens, New York facility, our expanded campus facilities in Lincoln, Rhode Island and Marietta, Georgia, which opened in the latter part of 2004, and the expansion of our corporate facilities in February 2005. The increase in our facilities expenses also resulted from an increase in student meal plan expense of approximately $0.8 million due to new cafeteria facilities at our Indianapolis, Indiana facility as well as increased population at our other destination schools. Our facilities expenses also included a charge of $0.2 million related to catch-up depreciation resulting from the reclassification of our property in Indianapolis, Indiana from property held for sale to property, equipment and facilities as of September 30, 2005. Educational services and facilities expenses as a percentage of revenues increased to 40.6% of revenues for 2005 from 40.1% for 2004.

Index

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended December 31, 2005 were $145.2 million, an increase of $14.3 million, or 10.9%, from $130.9 million for 2004. Approximately $5.8 million, or 4.4%, of this increase was attributed to our acquisition of NETI in January 2005. The remainder of the increase was primarily due to: (a) a 5.2% increase in sales expense resulting mainly from incremental compensation and benefit expenses related to additional sales representatives; (b) a 17.3%, or $3.9 million increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment; and (c) a 9.0% increase in student services expense as a result of our 3.0% growth in average student population as well as increased expenses incurred to bus our students at some of our campuses. For additional information on our accounts receivable balances, see “Operating Activities “below.

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

Interest expense.    Interest expense decreased $0.1 million, or 3.8%, to $2.9 million for 2005 from $3.0 million for 2004. This decrease was primarily due to a decrease in our average debt balance outstanding as we utilized a portion of the proceeds from our initial public offering to pay down all amounts outstanding under our previous credit agreement. Interest expense for the year ended December 31, 2005 also included approximately $0.4 million related to the write-off of deferred financing costs under our previous credit agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for the past three fiscal years ended December 31, 2006:

Cash Flow Summary

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net cash provided by operating activities	$15,258	$38,966	$26,674
Net cash used in investing activities	$(52,160)	$(50,397)	$(38,311)
Net cash (used in) provided by financing activities	$(6,894)	$20,243	$4,117

Index

Operating Activities

As of December 31, 2006, we had cash and cash equivalents of $6.5 million, compared to cash and cash equivalents of $50.3 million as of December 31, 2005. Historically, we have financed our operating activities and our organic growth primarily through cash generated from operations. We have financed acquisitions primarily through the proceeds from our initial public offering, borrowings under our credit agreement and cash generated from operations. Management currently anticipates that we will be able to meet both our short-term cash needs, as well as our needs to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. As of December 31, 2006, we had net borrowings available under our $100 million credit agreement of $95.6 million, including a sub-limit on letters of credit of $15.6 million.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80.1% of our cash receipts relating to revenues in 2006. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 30 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 14 to 105 weeks. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded and the amount of the refund varies by state.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.    Net cash provided by operating activities decreased to $15.3 million for 2006 from $39.0 million for 2005. This decrease of $23.7 million, or 60.8%, was primarily due to a $10.2 million increase in accounts receivable at December 31, 2006 from December 31, 2005. This increase in accounts receivable which represents 24.1 days revenues outstanding for 2006 as compared to 17.3 days revenue outstanding in 2005 is attributable to the addition of five campuses during 2006 as well as the increase in the self-pay portion of our students’ tuition. As the gap between the amount of funding provided by Title IV and tuition rates widens, students are finding it increasingly difficult to finance on a short term basis this portion of their tuition. This has resulted in an overall increase in the term of loan programs established to assist students in financing this gap. In an ongoing effort to help those students who are unable to obtain any additional sources of financing, we assist students in financing a portion of their tuition. Students that elect to participate in this financing option currently have up to seven years to repay this obligation, an increase of up to two years from the five year term that we previously offered our students in prior years.

While the increase in repayment terms from five to seven years benefits our students by decreasing their monthly payments, it adversely impacts our accounts receivable, our allowance for doubtful accounts and our cash flow from operations. Although we reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability and can have an adverse impact on the results of our operations.

Other significant items impacting cash flow from operations in 2006 versus 2005 were the impact of the $3.2 million reduction in our net income in 2006 and a $4.8 million increase in cash paid during 2006 for income taxes. The increase in cash paid for income taxes during 2006 was due to the Company having overpaid amounts due in 2005.

Index

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

Investing Activities

Our cash used in investing activities was primarily related to the purchase of property and equipment and in acquiring schools. Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology and in operating systems. On May 22, 2006 we acquired all of the outstanding common stock of FLA for $32.9 million in cash and the assumption of a mortgage. On January 11, 2005, we acquired NETI for $18.8 million in cash and on December 1, 2005, we acquired Euphoria for approximately $9.0 million in cash.

We currently lease a majority of our campuses. We own our new Grand Prairie, Texas campus, our FLA campuses, our Nashville campus and certain buildings in our Southwestern campuses. As we execute our growth strategy, strategic acquisitions of campuses may be considered. In addition, although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.    Net cash used in investing activities increased $1.8 million to $52.1 million for the year ended December 31, 2006 from $50.4 million for the year ended December 31, 2005. This increase was primarily attributable to a $5.1 million increase in cash used in acquisitions offset by a $3.3 million decrease in capital expenditures for the year ended December 31, 2006 from the year ended December 31, 2005.

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

Capital expenditures are expected to increase in 2007 as we upgrade and expand current equipment and facilities or open or expand new facilities to meet increased student enrollments. We anticipate capital expenditures to range between 10% to 12% of revenues in 2007 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit agreement.

Financing Activities

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005. Net cash used in financing activities was $6.9 million for the year ended December 31, 2006, as compared to net cash provided by financing activities of $20.2 million for the year ended December 31, 2005. This decrease is attributable to our repaying the mortgage note assumed in our purchase of FLA in 2006, reduced by our receipt of the net proceeds from our initial public offering in 2005 reduced by debt repayments under our previous credit agreement.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.    Net cash provided by financing activities increased to $20.2 million for the year ended December 31, 2005 from $4.1 million for the year ended December 31, 2004. This increase is mainly attributable to our receipt of the net proceeds from our initial public offering offset by debt repayments under our previous credit agreement.

Index

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

On February 15, 2005, we and our subsidiaries entered into a new credit agreement with a syndicate of banks. This new credit agreement provides for a $100 million revolving credit facility with a term of five years under which any outstanding borrowings bear interest at the rate of adjusted LIBOR (as defined in the new credit agreement) plus a margin that may range from 1.00% to 1.75% or a base rate (as defined in the new credit agreement) plus a margin that may range from 0.00% to 0.25%. We did not have any amounts outstanding under this credit agreement as of December 31, 2006. The new credit agreement permits the issuance of letters of credit up to an aggregate amount of $20.0 million, the amount of which reduces the availability of permitted borrowings under the new credit agreement. We incurred approximately $0.8 million of deferred finance costs under this agreement.

Our obligations and our subsidiaries’ obligations under the credit agreement are secured by a lien on substantially all of our and our subsidiaries’ assets and any assets that we and our subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock. In addition to paying interest on outstanding principal under the credit agreement, we are required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined. In connection with our initial public offering in 2005, we repaid the then outstanding loan balance of $31.0 million under our credit facility.

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

	As of December 31,
	2006	2005
Credit agreement	$-	$-
Finance obligation	9,672	9,672
Automobile loans	37	81
Capital leases-computers (with rates ranging from 6.7% to 10.7%)	151	1,015
Subtotal	9,860	10,768
Less current portion	(91)	(283)
Total long-term debt	$9,769	$10,485

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through 2007 and our currently identified and planned capital expenditures.

Index

Contractual Obligations

Long-Term Debt.    As of December 31, 2006, our long-term debt consisted entirely of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.    We lease offices, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$165	$79	$86	$-	$-
Operating leases	148,413	17,085	30,390	24,486	76,452
Rent on finance obligation	13,454	1,334	2,668	2,668	6,784
Automobile loans (including interest)	38	22	16	-	-

Total contractual cash obligations	$162,070	$18,520	$33,160	$27,154	$83,236

Capital Expenditures.    The Company has entered into commitments to expand or renovate campuses. These commitments are in the range of $3.0 to $5.0 million in the aggregate and are due within the next 12 months. We expect to fund these commitments from cash generated from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2006, except for our letters of credit of $4.4 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

RELATED PARTY TRANSACTIONS

Pursuant to the Employment Agreement between Shaun E. McAlmont and us, we agreed to pay and reimburse Mr. McAlmont for the reasonable costs of his relocation from Denver, Colorado to West Orange, New Jersey in the year ended December 31, 2006. Such relocation assistance included our purchase of Mr. McAlmont’s home in Denver, Colorado. The $0.5 million price paid for Mr. McAlmont’s home equaled the average of the amount of two independent appraisers selected by us. This amount is reflected in property, equipment and facilities in the accompanying consolidated balance sheets.

We had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise us in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets.  Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of the Company.  Steven Hart, the President of Hart Capital, is a member of our board of directors. We paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers.  In accordance with the agreement, we paid Hart Capital approximately $0, and $0.4 million for the years ended December 31, 2006 and 2005, respectively.  In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, we paid Hart Capital $0.3 million for its services.

In 2003, we entered into a management service agreement with our major stockholder.  In accordance with this agreement we paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services for each of the years in 2005, 2004 and 2003.  Such services included valuing acquisitions and structuring their financing and assisting with new loan agreements.  We paid Stonington Partners $0 and $0.75 million for the years ended December 31, 2006 and 2005, respectively. Fees paid to Stonington Partners were being amortized over a twelve month period.  This agreement terminated by its terms upon our completion of its initial public offering.  Selling, general and administrative expenses for the year ended December 31, 2005 includes $0.4 million resulting from the amortization of these fees.

Index

During 2002, certain members of senior management issued personal recourse secured promissory notes to us for approximately $0.4 million in connection with their purchase of shares of our stock.  These notes have been reflected as a reduction in stockholders’ equity.  All amounts outstanding under these promissory notes were repaid by the end of the first quarter of 2005.

SEASONALITY AND TRENDS

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and net revenues. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenues, in the second half of the year fall short of our estimates, our operating results could suffer. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, increased enrollments of adult students and/or acquisitions.

Similar to many other for-profit post secondary education companies, the increase in our average undergraduate enrollments did not meet our historical or our 2006 and 2005 anticipated growth rates. As a result of the slow down in 2005, we entered 2006 with fewer students enrolled than we had in January of 2005. This trend continued throughout 2006 and resulted in a shortfall in the enrollments we were expecting in the second half of 2006 and especially in the third quarter which has accounted for a majority of our yearly starts. As a result we will also enter 2007 with fewer students enrolled than we had in January 2006. The slow-down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that the slow-down can be attributed to many factors, including: (a) the economy; (b) the availability of student financing; (c) dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increasing competition in the marketplace.

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

Operating income is negatively impacted during the initial start-up phase of new campus expansions. We incur sales and marketing costs as well as campus personnel costs in advance of the campus facility opening. Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the nine-month period prior to a campus opening. During the current year, we opened one new campus, located in Queens, New York, which opened on March 27, 2006.

Index

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for us on January 1, 2008.  We are currently evaluating the impact of the adoption of this Statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 was adopted on December 31, 2006. See Note 12 in the consolidated financial statements related to the adoption of SFAS 158.

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective as of January 1, 2008. The adoption of the provision of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for the Company as of January 1, 2007. The adoption of the provision of SAB No. 108 did not have a material effect on our consolidated financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”, which will become effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 will result in a negative cumulative effect adjustment to retained earnings as of January 1, 2007 of approximately $0.1 million.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 will be adopted on January 1, 2007. The adoption of the provision of SFAS No. 156 is not expected to have a material effect on our consolidated financial statements.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. We adopted FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 had no effect on our consolidated financial statements.

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

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock.  Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of December 31, 2006, we had $0 outstanding under the credit agreement.

In conjunction with the acquisition of New England Institute of Technology at Palm Beach, Inc., we assumed a mortgage note payable with an accompanying interest rate swap (the “SWAP”) in the amount of $7.2 million.  The interest rate swap agreement converts the mortgage note payable from a variable rate to a fixed rate of 6.48% through May 1, 2013. The fair value of the SWAP upon acquisition was $0.3 million and all future changes in the market valuation of the SWAP were recorded as other income or expense on the consolidated statement of operations.  Accordingly, the Company recorded a $0.2 million loss due to a decrease in fair market value. The Company repaid the mortgage note in November 2006. As a result the SWAP agreement was terminated and the Company received $0.2 million for the fair market value.

Based on our outstanding debt balance, a change of one percent in the interest rate would not cause a change in our interest expense.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

Index

The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which are not material.

Effect of Inflation

Inflation has not had and is not expected to have a significant effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 on this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8-Financial Statements and Supplementary Data.”

(b)  Changes in Internal Control Over Financial Reporting.  During the quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees and certain other persons, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics is available on our website at www.lincolneducationalservices.com. If any amendments to or waivers from the Code of Conduct are made, we will disclose such amendments or waivers on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

Index

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	Amended and Restated By-laws of the Company (2).

4.1	Stockholders’ Agreement, dated as of September 15, 1999, among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C., and Five Mile River Capital Partners LLC. (1).

4.2	Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders’ Agreement (1).

4.3	Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders’ Agreement (1).

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

10.2 *	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and David F. Carney.

10.3 *	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Lawrence E. Brown.

10.4 *	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Scott M. Shaw.

10.5 *	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Cesar Ribeiro.

Index

10.6 *	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Shaun E. McAlmont.

10.7	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.9	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.10	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.11	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.12	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.13	Stockholder’s Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

10.14
Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer (3).

21.1 *	Subsidiaries of the Company.

23 *	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2005.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Carney	Chief Executive Officer
David F. Carney	and Chairman of the Board	March 16, 2007

/s/ Cesar Ribeiro	Senior Vice President,
Cesar Ribeiro	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 16, 2007

/s/ Peter S. Burgess	Director
Peter S. Burgess		March 16, 2007

/s/ James J. Burke, Jr.	Director
.James J. Burke, Jr.		March 16, 2007

/s/ Celia Currin	Director
Celia Currin		March 16, 2007

/s/ Paul E. Glaske	Director
Paul E. Glaske		March 16, 2007

/s/ Steven W. Hart	Director
Steven W. Hart		March 16, 2007

/s/ Alexis P. Michas	Director
Alexis P. Michas		March 16, 2007

/s/ J. Barry Morrow	Director
J. Barry Morrow		March 16, 2007

/s/ Jerry G. Rubenstein	Director
Jerry G. Rubenstein		March 16, 2007

Index

INDEX TO FINANCIAL STATEMENTS AND MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Lincoln Educational Services Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm that audited the financial statements included in this report, have issued an attestation report on our assessment of the Company’s internal control over financial reporting and their report follows.

/s/ David F. Carney
David F. Carney
Chairman & Chief Executive Officer
March 16, 2007

/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
March 16, 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule II listed in the Index at Item 15. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of FASB Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 14, 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Lincoln Educational Services Corporation:
West Orange, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lincoln Educational Services Corporation. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flow and financial statement schedule for the year ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements and schedule and included an explanatory paragraph relating to the Company’s adoption of the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 14, 2007

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,461	$50,257
Restricted cash	920	-
Accounts receivable, less allowance of $11,456 and $7,563 at December 31, 2006 and December 31, 2005, respectively	20,473	13,452
Inventories	2,438	1,764
Deferred income taxes	4,827	3,545
Prepaid expenses and other current assets	3,049	2,934
Other receivable	-	452
Total current assets	38,168	72,404

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $72,870 and $59,570 at December 31, 2006 and December 31, 2005, respectively	94,368	68,932

OTHER ASSETS:
Deferred finance charges	1,019	1,211
Pension plan assets, net	1,107	5,071
Deferred income taxes, net	2,688	2,790
Goodwill	84,995	59,467
Noncurrent accounts receivable, less allowance of $80 and $84 at December 31, 2006 and December 31, 2005, respectively	723	754
Other assets	3,148	4,163
Total other assets	93,680	73,456
TOTAL	$226,216	$214,792

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$91	$283
Unearned tuition	33,150	34,930
Accounts payable	12,118	12,675
Accrued expenses	10,335	11,060
Advance payments of federal funds	557	840
Income taxes payable	2,860	4,085
Total current liabilities	59,111	63,873

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	9,769	10,485
Other long-term liabilities	5,553	4,444
Total liabilities	74,433	78,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2006 and 2005, issued and outstanding 25,450,695 shares at December 31, 2006 and 25,168,390 shares at December 31, 2005	120,182	119,453
Additional paid-in capital	7,695	5,665
Deferred compensation	(467)	(360)
Retained earnings	26,784	11,232
Accumulated other comprehensive loss	(2,411)	-
Total stockholders' equity	151,783	135,990
TOTAL	$226,216	$214,792

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

REVENUES	$321,506	$299,221	$261,233
COSTS AND EXPENSES:
Educational services and facilities	136,631	121,524	104,843
Selling, general and administrative	157,309	145,194	130,941
(Gain) loss on sale of assets	(435)	(7)	368
Total costs & expenses	293,505	266,711	236,152
OPERATING INCOME	28,001	32,510	25,081
OTHER:
Interest income	981	775	104
Interest expense	(2,291)	(2,892)	(3,007)
Other (loss) income	(132)	243	42
INCOME BEFORE INCOME TAXES	26,559	30,636	22,220
PROVISION FOR INCOME TAXES	11,007	11,927	9,242
NET INCOME	$15,552	$18,709	$12,978
Earnings per share - basic:
Net income available to common stockholders	$0.61	$0.80	$0.60
Earnings per share - diluted:
Net income available to common stockholders	$0.60	$0.76	$0.56
Weighted average number of common shares outstanding:
Basic	25,336	23,475	21,676
Diluted	26,086	24,503	23,095

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

					Loan	Accumulated	Retained
			Additional		Receivable	Other	Earnings
	Common Stock		Paid-in	Deferred	From	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Stockholders	Loss	Deficit)	Total
BALANCE - December 31, 2003	21,668	$62,385	$1426	$-	$(432)	$-	$(20,455)	$42,924
Net income	-	-	-	-	-	-	12,978	12,978
Stock-based compensation expense	-	-	1,793	-	-	-	-	1,793
Stockholders loan repayment	-	-	-	-	251	-	-	251
Tax benefit of options exercised	-	-	43	-	-	-	-	43
Exercise of stock options	31	97	-	-	-	-	-	97
BALANCE - December 31, 2004	21,699	62,482	3,262	-	(181)	-	(7,477)	58,086
Net income	-	-	-	-	-	-	18,709	18,709
Issuance of common stock, net of issuance expenses	3,177	56,255	-	-	-	-	-	56,255
Issuance of restricted stock and amortization of deferred compensation	21	-	420	(360)	-	-	-	60
Stock-based compensation expense	-	-	1,286	-	-	-	-	1,286
Stockholders loan repayment	-	-	-	-	181	-	-	181
Tax benefit of options exercised	-	-	697	-	-	-	-	697
Exercise of stock options	271	716		-	-	-	-	716
BALANCE - December 31, 2005	25,168	119,453	5,665	(360)	-	-	11,232	135,990
Net income	-	-	-	-	-	-	15,552	15,552
Reduction in estimated stock issuance expenses	-	150	-	-	-	-	-	150
Issuance of restricted stock and amortization of deferred compensation	19	-	300	(107)	-	-	-	193
Stock-based compensation expense	-	-	1,231	-	-	-	-	1,231
Tax benefit of options exercised	-	-	499	-	-	-	-	499
Exercise of stock options	264	579	-	-	-	-	-	579
Initial adoption of SFAS No. 158,net of taxes	-	-	-	-	-	(2,411)	-	(2,411)
BALANCE - December 31, 2006	25,451	$120,182	$7,695	$(467)	$-	$(2,411)	$26,784	$151,783

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,552	$18,709	$12,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,866	13,064	10,749
Amortization of deferred finance charges	192	215	375
Write-off of deferred finance costs	-	365	-
Deferred income taxes	(3,655)	340	(329)
Fixed asset donations	(22)	(243)	-
Loss (gain) on disposal of assets	(437)	(7)	368
Provision for doubtful accounts	15,590	11,188	9,247
Stock-based compensation expense	1,424	1,346	1,793
Tax benefit associated with exercise of stock options	-	697	43
Deferred rent	1,081	1,670	1,602
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(21,870)	(11,676)	(11,091)
Inventories	(587)	(65)	(577)
Prepaid expenses and current assets	(374)	(300)	(400)
Other assets	1,181	54	(830)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(1,441)	1,801	1,547
Other liabilities	(157)	(468)	(229)
Income taxes payable/prepaid	(1,225)	4,068	(3,839)
Accrued expenses	(870)	(1,715)	331
Unearned tuition	(3,990)	(77)	4,936
Total adjustments	(294)	20,257	13,696
Net cash provided by operating activities	15,258	38,966	26,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(920)	-	-
Capital expenditures	(19,341)	(22,621)	(23,813)
Proceeds from sale of property and equipment	973	-	-
Acquisitions, net of cash acquired	(32,872)	(27,776)	(14,498)
Net cash used in investing activities	(52,160)	(50,397)	(38,311)

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	14,000	31,000	25,290
Payments on borrowings	(21,214)	(66,750)	(21,000)
Proceeds from finance obligation	-	-	169
Payments of deferred finance fees	-	(848)	-
Proceeds from exercise of stock options	579	716	97
Tax benefit associated with exercise of stock options	499	-	-
Principal payments under capital lease obligations	(908)	(311)	(690)
Repayment from shareholder loans	-	181	251
Proceeds from issuance of common stock, net of issuance costs of $2,845	150	56,255	-
Net cash (used in) provided by financing activities	(6,894)	20,243	4,117
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,796)	8,812	(7,520)
CASH AND CASH EQUIVALENTS—Beginning of year	50,257	41,445	48,965
CASH AND CASH EQUIVALENTS—End of year	$6,461	$50,257	$41,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,243	$2,358	$2,780
Income taxes	$15,799	$11,025	$13,382
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Fair value of assets acquired	$47,511	$32,335	$14,593
Net cash paid for the acquisitions	(32,872)	(27,776)	(14,498)
Liabilities assumed	$14,639	$4,559	$95

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(In thousands, except share and per share amounts and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and Subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Sciences (which includes programs for licensed practical nursing (LPN), medical administrative assistants, medical assistants, pharmacy technicians, medical coding and billing and dental assisting), Business and Information Technology, Hospitality Services (spa and culinary) and Skilled Trades. We currently have 37 schools in 17 states across the United States.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Lincoln Educational Services Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—Revenue is derived primarily from programs taught at the schools. Tuition revenue and one-time fees, such as nonrefundable application fees, and course material fees are recognized on a straight-line basis over the length of the applicable program. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Other revenues, such as textbook sales, tool sales and contract training revenues are recognized as services are performed or goods are delivered. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly liquid short-term investments, which mature within three months of purchase.

Restricted Cash— Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs. These funds are either received prior to the completion of the authorization and disbursement process for the benefit of the student or immediately prior to that authorization. Restricted funds are held in separate bank accounts. Once the authorization and disbursement process is completed and authorization obtained, the funds are transferred to unrestricted accounts, and these funds then become available for use in the Company’s current operations.

Accounts Receivable—The Company reports accounts receivable at net realizable value, which is equal to the gross receivable less an estimated allowance for uncollectible accounts.

Allowance for uncollectible accounts—Based upon experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables. We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts. In establishing our allowance for uncollectible accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history.

Inventories—Inventories consist mainly of textbooks, tools and supplies. Inventories are valued at the lower of cost or market on a first-in, first-out basis.

Property, Equipment and Facilities—Depreciation and Amortization—Property, equipment and facilities are stated at cost. Major renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or other disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income. For financial statement purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is computed over the lesser of the term of the lease or its estimated useful life.

Index

Rent Expense—Rent expense related to operating leases where scheduled rent increases exist, is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is included in accrued expenses and other long-term liabilities on the accompanying consolidated balance sheets.

Deferred Finance Charges—These charges consist of $0.5 million and $0.7 million as of December 31, 2006 and 2005, respectively, related to the long-term debt and $0.5 million as of December 31, 2006 and 2005, related to the finance obligation. These amounts are being amortized as an increase in interest expense over the respective life of the debt or finance obligation.

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $30.6 million, $27.6 million and $22.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statement of income.

Bonus costs—We accrue the estimated cost of our bonus programs using current financial and statistical information as compared to targeted financial achievements and actual student graduate outcomes. Although we believe our estimated liability recorded for bonuses is reasonable, actual results could differ and require adjustment of the recorded balance.

Goodwill and Other Intangible Assets— The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

At December 31, 2006 and 2005, the Company tested its goodwill for impairment determined that it did not have an impairment.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and student receivables.

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $100,000. The Company's cash balances on deposit at December 31, 2006, exceeded the balance insured by the FDIC by approximately $8.4 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2006, and 2005.

Index

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

Stock Based Compensation Plans—The Company has stock-based compensation plans as discussed further in Note 11. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. On December 1, 2005, the Company adopted FAS 123R in advance of the mandatory adoption date of the first quarter of 2006 to better reflect the full cost of employee compensation. The Company adopted FAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of FAS 123R, the Company recognized stock-based compensation under FAS 123 “Stock Based Compensation” and as a result, the implementation of FAS 123R did not have a material impact on the Company’s financial presentation.

The fair value concepts were not changed significantly under FAS 123R from those utilized under FAS No. 123; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing these alternatives, the Company decided to continue using the Black-Scholes valuation model. However, the Company also decided to utilize straight-line amortization of compensation expense over the requisite service period of the grant, rather than over the individual grant requisite period as chosen under FAS 123. Under FAS 123, the Company had recognized stock option forfeitures as they incurred. With the adoption of FAS 123R, the Company made an estimate of expected forfeitures calculation upon grant issuance.

Income Taxes—Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

Impairment of Long-Lived Assets—The Company reviews the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

Reclassification—In 2006, the Company reclassified amounts reflected in the 2005 consolidated balance sheet for receivables with a maturity greater than 1 year to noncurrent assets.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective for the Company on January 1, 2008.  The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

Index

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 was adopted on December 31, 2006. See Footnote 12 related to the adoption of SFAS 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective as of January 1, 2008. The adoption of the provision of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for the Company as of January 1, 2007. The adoption of the provision of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”, which will become effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 will result in a cumulative effect adjustment to retained earnings as of January 1, 2007 of approximately $0.1 million.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 will be adopted on January 1, 2007. The adoption of the provision of SFAS No. 156 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Index

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company adopted FIN 47 on January 1, 2006. The adoption of the provisions of FIN 47 had no effect on the Company’s consolidated financial statements.

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

3.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (or "DOE"). During the years ended December 31, 2006, 2005 and 2004, approximately 80%, 80% and 81%, respectively, of net revenues were indirectly derived from funds distributed under Title IV Programs.

Regulatory Compliance

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. For this reason, the schools are subject to extensive regulatory requirements imposed by all of these entities. After the schools receive the required certifications by the appropriate entities, the schools must demonstrate their compliance with the DOE regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that the Company must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based upon the institutions' annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, the DOE calculates the institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. This composite score can range from -1 to +3.

Index

An institution that does not meet the DOE's minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the DOE.

Based on the Company's calculations, the 2006 and 2005 financial statements reflect a composite score of 1.7 and 2.5, respectively. However, as a result of corrections of certain errors, including accounting for advertising costs, a sale leaseback transaction, rent and certain other individually insignificant adjustments, in our prior financial statements, the DOE recomputed the Company's consolidated composite scores for the years ended December 31, 2001 and 2002 and concluded that the recomputed consolidated composite scores for those two years were below 1.0. In addition, we identified certain additional errors in our financial statements for the year ended December 31, 2003 relating to our accounting for stock-based compensation and accrued bonuses that did not result in a recomputation of our 2003 composite score. The DOE informed the Company that as a result, for a period of three years effective December 30, 2004, all of the Company's current and future institutions have been placed on "Heightened Cash Monitoring, Type 1 status," and are required to timely notify the DOE with respect to certain enumerated oversight and financial events. The DOE also informed the Company that its circumstances will be taken into consideration when each of our institutions applies for recertification of the Company's eligibility to participate in Title IV Programs. When each of our institutions is next required to apply for recertification to participate in Title IV Programs, we expect that the DOE will also consider our audited financial statements and composite scores for our most recent fiscal year as well as for other fiscal years after 2001 and 2002. Additionally, since the DOE concluded that the previously computed composite scores for 2001 and 2002 were overstated, the Company agreed to pay $165,000 to the DOE, pursuant to a settlement agreement, to resolve compliance issues related to this matter. The Company paid this amount on March 3, 2005. Although no assurance can be given, the Company's management does not believe that the actions of the DOE specified above will have a material effect on its financial position, results of operations or cash flows.

For the years ended December 31, 2006, 2005 and 2004 the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.

4.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2006, 2005 and 2004, respectively, in thousands, were as follows:

	Year Ended December 31,
	2006	2005	2004
Basic shares outstanding	25,336	23,475	21,676
Dilutive effect of stock options	750	1,028	1,419
Diluted shares outstanding	26,086	24,503	23,095

For the years ended December 31, 2006, 2005 and 2004, options to acquire 288,500, 184,000 and 71,000 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

5.	BUSINESS ACQUISITIONS

On May 22, 2006, the Company, acquired all of the outstanding common stock of New England Institute of Technology at Palm Beach, Inc. (“FLA”) for approximately $40.1 million. The purchase price was $32.9 million, net of cash acquired plus the assumption of a mortgage note for $7.2 million. The FLA purchase price has been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

On December 1, 2005, the Company acquired all of the rights, title and interest in the assets of Euphoria Institute LLC (“EUP”) for approximately $9.2 million, net of cash acquired.

Index

On January 11, 2005, the Company acquired all of the rights, title and interest in the assets of New England Technical Institute (“NETI”) for approximately $18.8 million, net of cash acquired.

On January 23, 2004, the Company acquired all of the rights, title and interest in the assets of the Southwestern College of Business, Inc. ("Southwestern or SWC") for approximately $14.5 million, net of cash acquired. Included in this purchase price is certain real estate which was acquired from Southwestern for $0.7 million.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price has been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. None of the acquisitions were deemed material to the Company’s consolidated financial statements.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

	FLA May 22, 2006	EUP December 1, 2005	NETI January 11, 2005	SWC January 23, 2004

Property, equipment and facilities	$20,609	$793	$1,000	$890
Goodwill	24,710	9,019	18,464	12,826
Identified intangibles:
Student contracts	350	130	770	280
Trade name	280	180	600	330
Curriculum	-	-	700	-
Non-compete	200	-	-	-
Other assets	450	-	-	-
Current assets, excluding cash acquired	912	125	782	267
Total liabilities assumed	(14,639)	(998)	(3,561)	(95)
Cost of acquisition, net of cash acquired	$32,872	$9,249	$18,755	$14,498

Index

The following unaudited pro forma results of operations for the years ended December 31, 2006, 2005 and 2004 assumes that the acquisitions occurred at the beginning of the year of acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

	Year ended December 31, 2006
	Historical 2006	Pro forma impact FLA 2006	Pro forma 2006

Revenue	$321,506	$7,148	$328,654
Net income	$15,552	$(98)	$15,454

Earnings per share - basic	$0.61		$0.61
Earnings per share - diluted	$0.60		$0.59

	Year ended December 31, 2005
	Historical 2005	Pro forma impact NETI 2005	Pro forma impact EUP 2005	Pro forma impact FLA 2005	Pro forma 2005

Revenue	$299,221	$278	$4,964	$19,030	$323,493
Net income	$18,709	$6	$128	$836	$19,679

Earnings per share - basic	$0.80				$0.84
Earnings per share - diluted	$0.76				$0.80

	Year ended December 31, 2004
	Historical 2004	Pro forma impact SWC 2004	Pro forma 2004

Revenue	$261,233	$46	$261,279
Net income	$12,978	$(145)	$12,833

Earnings per share - basic	$0.60		$0.59
Earnings per share - diluted	$0.56		$0.56

Index

6.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005 are as follows (in thousands):

Goodwill balance as of December 31, 2004	$32,802
Goodwill acquired pursuant to business acquisition-EUP	8,201
Goodwill acquired pursuant to business acquisition-NET	18,464
Goodwill balance as of December 31, 2005	59,467
Goodwill acquired pursuant to business acquisition-FLA	24,710
Goodwill adjustments	818
Goodwill balance as of December 31, 2006	$84,995

Identified intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

		At December 31, 2006		At December 31, 2005
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Student contracts	1	$2,200	$2,010	$1,920	$1,569
Trade name	Indefinite	1,270	-	1,410	-
Curriculum	10	700	138	1,400	74
Non-compete	5	201	25	1	1
Total		$4,371	$2,173	$4,731	$1,644

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was approximately $0.5 million, $0.7 million and $0.4 million, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2007	$300
2008	110
2009	110
2010	110
2011	86
Thereafter	212

$927

Index

7.	PROPERTY, EQUIPMENT AND FACILITIES

A summary of property, equipment and facilities is as follows:

	Useful life (years)	At December 31,
		2006	2005
Land	-	$13,563	$5,519
Buildings and improvements	1-25	97,914	68,922
Equipment, furniture and fixtures	1-12	52,311	44,097
Vehicles	1-7	1,915	1,853
Construction in progress	-	1,536	8,111
		167,239	128,502
Less accumulated depreciation and amortization		(72,871)	(59,570)
		$94,368	$68,932

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2006 and 2005 of $6.0 million and $6.0 million, respectively, net of accumulated depreciation of $5.7 million and $5.5 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2006 and 2005 of $0.4 million and $0.3 million, respectively, net of accumulated depreciation of $0.4 million and $0.3 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $14.0 million, $12.2 million and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2006	2005
Accrued compensation and benefits	$6,255	$7,393
Other accrued expenses	4,080	3,667
	$10,335	$11,060

Index

9.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2006	2005
Credit agreement (a)	$-	$-
Finance obligation (b)	9,672	9,672
Automobile loans	37	81
Capital leases-computers (with rates ranging from 6.7% to 10.7%)	151	1,015
	9,860	10,768
Less current maturities	(91)	(283)
	$9,769	$10,485

(a) The Company has a credit agreement with a syndicate of banks.  Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility. The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement. In connection with entering into the credit agreement, the Company expensed approximately $0.4 million of unamortized deferred finance charges under the previous credit agreement for the year ended December 31, 2005. The Company incurred approximately $0.8 million of deferred finance charges under the existing credit agreement. At December 31, 2006, the Company had outstanding letters of credit aggregating $4.4 million which is primarily comprised of letters of credit for the Department of Education and real estate leases.

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

On May 16, 2006, the Company borrowed $10.0 million under the credit agreement. The interest rate under this borrowing was 6.17%. On July 5, 2006, and on November 13, 2006, the Company borrowed $2.0 million, respectively under the credit agreement. All amounts under the credit agreement were repaid by December 31, 2006. There were no borrowings outstanding under the credit agreement at December 31, 2006.

The credit agreement contains various covenants, including a number of financial covenants. Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of December 31, 2006, the Company was in compliance with the financial covenants contained in the credit agreement.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001, as discussed further in Note 17. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2006 were $1.3 million, $1.3 million and $1.2 million, respectively. These payments have been reflected in the accompanying consolidated income statement as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is January 25, 2017.

Index

On May 22, 2006, the Company assumed a mortgage note payable as part of the acquisition of FLA in the amount of $7.2 million. The mortgage note was payable to the bank in monthly installments which varied due to changes in the interest rates. The note had an interest rate which was at the bank’s LIBOR rate plus 2.0% with a maturity date of May 1, 2023. The note was repaid in November 2006. Also see Note 16.

As of December 31, 2006, the Company was in compliance with the financial covenants contained in its borrowing agreements.

Scheduled maturities of long-term debt and lease obligations at December 31, 2006 are as follows:

Year ending December 31,
2007	$91
2008	91
2009	6
2010	-
2011	-
Thereafter	9,672
$9,860

10.	RECOURSE LOAN AGREEMENT

The Company entered into an agreement effective March 28, 2005 to June 30, 2006 with a SLM Financial Corporation (SLM) to provide up to $6.0 million of private recourse loans to qualifying students. The following table reflects selected information with respect to the recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreement:

Disbursement Year	Loans Disbursed	Loans We May be Required to Purchase (1)
2005	$1,400	$420
2006	3,486	1,046
	$4,886	$1,466

(1)	Represents the maximum amount of loans under the agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased.

Under the recourse loan agreement, the Company is required to fund 30% of all loans disbursed into a SLM reserve account. The amount of our loan purchase obligation may not exceed 30% of this deposit. We record such amounts in accounts receivable on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Accordingly, the Company recorded an allowance for the full amount of deposit. Approved funding under this agreement terminated by its terms on June 30, 2006.

11.	STOCKHOLDERS' EQUITY

Effective January 1, 2002, the Company adopted the Lincoln Technical Institute Management Stock Option Plan ("2002 Plan") for key employees, consultants and nonemployee directors. The name of the Plan was changed to the LESC Management Stock Option Plan in 2003. There are reserved for issue, upon exercise of options granted under the Plan, no more than 2,087,835 shares of the authorized common shares. The term of each option granted is ten years. The options awarded to each key employee were evenly divided between service options, which vest annually from the date of grant, and performance options, which vest according to annual targets. The vesting of the options varies depending on date of hire. For all key employees, or non-employee directors who were with the Company prior to February 1, 2001, 20% of their service options were granted as of the effective date with 20% vesting annually thereafter. For their performance options, 25% will vest each year beginning April 15, 2003, subject to the Company achieving certain financial goals. For all key employees, or non-employee directors who were hired after February 1, 2001, 20% of their service options vest on the anniversary of their hire date. Similarly, 20% of their performance options will vest on each April 15 after the date of hire subject to achieving certain financial goals and vest in full after five years. Prior to the Company’s initial public offering in June 2005, the exercise price of the options was the estimated fair value of the shares at the date of grant, as determined by the board of directors. Concurrent with the Company’s initial public offering, all performance options not yet vested were converted to service options and vest in the same manner as described above.

Index

On June 8, 2005, the Company adopted the Lincoln Educational Services Corporation 2005 Long-Term Incentive Plan (the “LTIP”).  The LTIP permits the granting of stock options, restricted share units, performance share units, stock appreciation rights and other equity awards, as determined by the Company’s compensation committee.  The compensation committee has the authority, among other things, to determine eligibility to receive awards, the type of awards to be granted, the number of shares of stock subject to, or cash amount payable in connection with, the awards and the terms and conditions of each award (including vesting, forfeiture, payment, exercisability and performance periods and targets). The maximum number of shares of our common stock that may be issued for all purposes under the LTIP is 1,000,000 shares plus any shares of common stock remaining available for issuance under the 2002 Plan. Any shares of our common stock that (i) correspond to awards under the LTIP or the 2002 Plan that are forfeited or expire for any reason without having been exercised or settled or (ii) are tendered or withheld to pay the exercise price of an award or to satisfy a participant’s tax withholding obligations will be added back to the maximum number of shares available for issuance under the LTIP.

On June 23, 2005, the Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation increased the number of authorized common shares from 50.0 million shares to 100.0 million shares and authorized 10.0 million shares of preferred stock.

On June 28, 2005, the Company issued 3.0 million shares of common stock in an initial public offering for approximately $53.1 million in net cash proceeds, after deducting underwriting commissions and offering expenses of approximately $6.9 million.  A portion of the $53.1 million in net proceeds received from the sale of common stock was used to repay all the outstanding indebtedness under the credit facility discussed in Note 9, totaling $31.0 million.

On July 18, 2005, the underwriters of the initial public offering exercised a portion of their over-allotment option resulting in the Company’s sale on July 22, 2005 of 177,425 shares of common stock and net proceeds to the Company of $3.3 million.

Pursuant to the Company’s 2005 Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”), each of the Company’s seven non-employee directors received an award of 3,069 restricted shares of common stock equal to $0.06 million on July 29, 2005. On January 1, 2006, one non-employee director resigned, forfeiting 3,069 restricted shares of common stock awarded on July 29, 2005. Two newly appointed non-employee directors each received an award of 3,625 restricted shares of common stock equal to $0.06 million on March 1, 2006.  Additionally, on May 23, 2006, the date of our annual meeting, each non-employee director received an annual restricted award of 1,781 restricted shares of common stock equal to $0.03 million. The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first, second and third anniversaries of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of December 31, 2006, there were a total of 39,912 shares awarded and 6,138 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense as of December 31, 2006 and 2005 was $0.3 million and $0.06 million respectively. The deferred compensation or unrecognized restricted stock expense as of December 31, 2006 and 2005 was $0.4 million and $0.5 million respectively.

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

Index

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2006, 2005, and 2004 were $9.68, $10.55, and $15.05, respectively, using the following weighted average assumptions for grants:

	December 31,
	2006	2005	2004
Expected volatility	55.10%	55.10-71.35%	59.79-80.35%
Expected dividend yield	0%	0%	0%
Expected life (term)	6 Years	4-8 Years	4-8.5 Years
Risk-free interest rate	4.13-4.84%	3.59-4.29%	2.45-4.27%
Weighted-average exercise price during the year	$17.00	$17.14	$23.88

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2003	2,155,595	$5.22
Granted	128,500	23.88
Cancelled	(230,425)	9.49
Exercised	(31,175)	3.10

Outstanding December 31, 2004	2,022,495	5.92
Granted	189,500	17.14
Cancelled	(102,125)	11.30
Exercised	(270,697)	2.65

Outstanding December 31, 2005	1,839,173	7.26
Granted	256,000	17.00
Cancelled	(103,072)	13.98
Exercised	(263,876)	3.56		$3,444

Outstanding December 31, 2006	1,728,225	8.85	6.31 years	10,255

Exercisable as of December 31, 2006	1,189,582	5.64	5.37 years	9,876

As of December 31, 2006, we estimate that pre-tax compensation expense for all unvested stock option awards, in the amount of approximately $2.7 million which will be expensed over the weighted-average period of approximately 2.0 years.

Index

The following table presents a summary of options outstanding at December 31, 2006:

	As of December 31, 2006
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	2.47	$1.55	50,898	$1.55
$3.10	906,952	5.03	3.10	885,512	3.10
$4.00-$13.99	38,500	6.34	5.81	17,300	5.43
$14.00-$19.99	591,375	8.27	15.28	190,872	14.03
$20.00-$25.00	140,500	7.75	22.41	45,000	23.01

	1,728,225	6.31	8.85	1,189,582	5.57

12.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for nonunion employees.

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements as of December 31:

	Year Ended December 31,
	2006	2005
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$13,961	$13,055
Service cost	110	104
Interest cost	797	732
Actuarial loss	218	710
Benefits paid	(462)	(640)
Benefit obligation at end of year	14,624	13,961

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	14,330	14,071
Actual return on plan assets	1,663	649
Employer contribution	200	250
Benefits paid, including expenses	(462)	(640)
Fair value of plan assets-end of year	15,731	14,330

FAIR VALUE IN EXCESS OF BENEFIT OBLIGATION FUNDED STATUS:	$1,107	$369

Index

Amounts recognized in the consolidated balance sheets consist of:

	Year Ended December 31,
	2006	2005
Noncurrent assets	$1,107	$-
Current liabilities	-	-
Noncurrent liabilities	-	-
	$1,107	$-

Amounts recognized in accumulated other comprehensive income consist of:

	Year Ended December 31,
	2006	2005
Transition asset/(obligation)	$-	$-
Prior service cost	-	-

Loss	(4,062)	-
	$(4,062)	$-

The accumulated benefit obligation was $14.5 million and $14.0 million at December 31, 2006 and 2005, respectively.

Effective on December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The incremental effects of applying Statement 158 on the Company’s December 31, 2006 consolidated financial statements, on a line by line basis, are as follows:

	Balances Before Adoption of Statement 158	Adjustments	Balances After Adoption of Statement 158
Pension plan assets, net	$5,169	$(4,062)	$1,107
Deferred income taxes	1,037	1,651	2,688
Accumulated other comprehensive income	-	2,411	2,411

The following table provides the components of net periodic benefit cost for the plan:

	Year Ended December 31,
	2006	2005
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)
Service cost	$110	$104
Interest cost	797	732
Expected return on plan assets	(1,122)	(1,101)
Amortization of transition asset	-	(3)
Amortization of prior service cost	1	1
Recognized net actuarial loss	316	266
Net periodic benefit cost (income)	$102	$(1)

Index

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.2 million, 0 and 0, respectively.

Fair value of total plan assets by major asset category as of December 31:

	2006	2005
Equity securities	49%	48%
Fixed income	36%	39%
International equities	14%	12%
Cash and equivalents	1%	1%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2006	2005
Discount rate	5.82%	5.75%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2006	2005
Discount rate	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%
Long-term rate of return	8.00%	8.00%

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

The Company uses a building block approach to estimate the long-term rate of return on plan assets. This approach is based on the capital markets assumption that the greater the volatility, the greater the return over the long term. An analysis of the historical performance of equity and fixed income investments, together with current market factors such as the inflation and interest rates, are used to help make the assumptions necessary to estimate a long-term rate of return on plan assets. Once this estimate is made, the Company reviews the portfolio of plan assets and makes adjustments thereto that the Company believes are necessary to reflect a diversified blend of equity and fixed income investments that is capable of achieving the estimated long-term rate of return without assuming an unreasonable level of investment risk. The Company also compares the portfolio of plan assets to those of other pension plans to help assess the suitability and appropriateness of the plan's investments.

While the Company does not expect to make any contributions to the plan in 2007, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.

Index

The total amount of the Company’s contributions paid under its pension plan was $0.2 million and $0.3 million for the year ended December 31, 2006 and 2005, respectively. The net periodic benefit expense was $102,000 for the year ended December 31, 2006. The net periodic benefit income was $1,000 for the year ended December 31, 2005.

Information about the expected benefit payments for the plan is as follows:

Fiscal Year Ending December 31,
2007	$645
2008	661
2009	703
2010	769
2011	798
Years 2012-2016	5,000

Effective January 1, 1995, the Company established a 401(k) salary reduction plan for all eligible employees. Employees may contribute up to 15% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount on the first 6% of compensation. For the years ended December 31, 2006, 2005 and 2004 the Company's expense for the 401(k) plan amounted to $0.9 million, $0.9 million and $0.9 million, respectively.

13.	INCOME TAXES

Components of the provision for income taxes were as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$11,727	$9,160	$7,774
State	2,935	2,427	1,797
Total	14,662	11,587	9,571

Deferred:
Federal	(2,908)	75	(329)
State	(747)	265	-
Total	(3,655)	340	(329)

Total provision	$11,007	$11,927	$9,242

Index

The components of the deferred tax assets are as follows:

	At December 31,
	2006	2005
Deferred tax assets
Current:
Accrued vacation	$94	$81
Allowance for bad debts	4,683	3,084
Accrued student fees	50	376
Other	-	4
Total current deferred tax assets	4,827	3,545

Noncurrent:
Accrued rent	2,177	1,649
Stock-based compensation	1,568	1,140
Depreciation	5,369	2,698
Other intangibles	(3,177)	487
Net operating loss carryforward	-	60
Sale leaseback-deferred gain	1,889	1,769
Other	-	7
Total noncurrent deferred tax assets	7,826	7,810

Deferred tax liabilities
Noncurrent:
Goodwill	(4,687)	(2,961)
Prepaid pension cost	(451)	(2,059)
Total deferred tax liabilities	(5,138)	(5,020)
Total net noncurrent deferred tax assets	2,688	2,790
Total net deferred tax assets	$7,515	$6,335

At December 31, 2005, the Company had $0.8 million of state net operating loss carry-forwards, which were used in 2006.

The difference between the actual tax provision (benefit) and the tax provision (benefit) that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2006		2005		2004
Income before taxes	$26,559		$30,636		$22,220

Expected tax	$9,296	35.0%	$10,723	35.0%	$7,777	35.0%
State tax expense (net of federal benefit)	1,507	5.7	1,750	5.7	1,168	5.3
Resolution of tax contingency (a)	-	-	(785)	(2.6)	-	-
Other	204	0.7	239	0.8	297	1.3
Total	$11,007	41.4%	$11,927	38.9%	$9,242	41.6%

(a) For the year ended December 31, 2005, the Company recognized a benefit of approximately $0.8 million resulting from the resolution of a tax contingency.

Index

14.	SEGMENT REPORTING

The Company's principal business is providing post-secondary education. Accordingly, the Company's operations aggregate into one reporting segment.

15.	RELATED PARTY TRANSACTIONS

Pursuant to the Employment Agreement between Shaun E. McAlmont and the Company, the Company agreed to pay and reimburse Mr. McAlmont the reasonable costs of his relocation from Denver, Colorado to West Orange, New Jersey in the year ended December 31, 2006. Such relocation assistance included the purchase by the Company of Mr. McAlmont’s home in Denver, Colorado. The $0.5 million price paid for Mr. McAlmont’s home equaled the average of the amount of two independent appraisers selected by the Company. This amount is reflected in property, equipment and facilities in the accompanying consolidated balance sheets.

The Company had a consulting agreement with Hart Capital LLC, which terminated by its terms in June 2004, to advise the Company in identifying acquisition and merger targets and assisting with the due diligence reviews of and negotiations with these targets.  Hart Capital is the managing member of Five Mile River Capital Partners LLC, which is the second largest stockholder of the Company.  Steven Hart, the President of Hart Capital, is a member of the Company’s board of directors. The Company paid Hart Capital a monthly retainer, reimbursement of expenses and an advisory fee for its work on successful acquisitions or mergers.  In accordance with the agreement, the Company paid Hart Capital approximately $0, and $0.4 million for the years ended December 31, 2006 and 2005, respectively.  In connection with the consummation of the NETI acquisition, which closed on January 11, 2005, the Company paid Hart Capital $0.3 million for its services.

In 2003, the Company entered into a management service agreement with its major stockholder.  In accordance with this agreement the Company paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services for each of the years in 2005, 2004 and 2003.  Such services included valuing acquisitions and structuring their financing and assisting with new loan agreements.  The Company paid Stonington Partners $0 and $0.75 million for the years ended December 31, 2006 and 2005, respectively. Fees paid to Stonington Partners were being amortized over a twelve month period.  This agreement terminated by its terms upon the Company’s completion of its initial public offering.  Selling, general and administrative expenses for the year ended December 31, 2005 include a $0.4 million resulting from the amortization of these fees.

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

On May 22, 2006, the Company assumed a mortgage note payable (See Note 9) with an accompanying interest rate swap (the “SWAP”) as part of the acquisition of the New England Institute of Technology at Palm Beach, Inc. in the amount of $7.2 million.  The Company accounted for the interest rate swap agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Under the swap agreement, the Company paid a fixed rate tied to the one month LIBOR rate until May 1, 2013 and received a variable rate of 6.48%.  The SWAP was accounted for as an ineffective hedge as it did not meet the requirements set forth under SFAS No. 133.  Accordingly, other income (loss) includes a loss of $0.2 million as of December 31, 2006.  The Company repaid the mortgage note in November 2006. As a result the SWAP agreement was terminated and the Company received $0.2 million for the fair market value.

Index

17.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligations	Operating Leases	Capital Leases
2007	$1,334	$17,085	$101
2008	1,334	16,264	95
2009	1,334	14,126	7
2010	1,334	12,570	-
2011	1,334	11,916	-
Thereafter	6,784	76,452	-
	13,454	148,413	203
Less amount representing interest	(13,454)	-	(15)
	$-	$148,413	$188

On December 28, 2001, the Company completed a sale and a leaseback of four owned facilities to a third party for net proceeds of approximately $8.8 million. The initial term of the lease is 15 years with two ten-year extensions. The lease is an operating lease that starts at $1.2 million in the first year and increases annually by the consumer price index. The lease includes an option near the end of the initial lease term to purchase the facilities at fair value, as defined. This transaction is being accounted for as a lease obligation. The net proceeds received have been reflected in the consolidated balance sheet as a finance obligation. The lease payments are included as a component of interest expense.

Rent expense, included in operating expenses in the accompanying financial statements for the three years ended December 31, 2006 is $17.2 million, $16.7 million, and $15.2 million, respectively. Interest expense related to the financing obligation in the accompanying financial statements for the years ended December 31, 2006, 2005 and 2004 is $1.3 million, $1.3 million and $1.2 million, respectively.

Capital Expenditures—The Company has entered into commitments to expand or renovate campuses. These commitments are in the range of $3.0 to $5.0 million in the aggregate and are due within the next 12 months.

Litigation and Regulatory Matters—In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operation or cash flows.

Index

18.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2006 and 2005 is as follows (in thousands except per share data):

	Quarter
2006	First	Second	Third	Fourth

Net revenues	$75,513	$75,363	$84,505	$86,125
Income from operations	4,708	1,799	4,630	16,864
Net income available to common stockholders	2,762	966	2,232	9,592
Income per share:
Basic	$0.11	$0.04	$0.09	$0.38
Diluted	$0.11	$0.04	$0.09	$0.37

	Quarter
2005	First	Second	Third	Fourth

Net revenues	$70,869	$68,236	$78,352	$81,764
Income from operations	2,501	812	7,898	21,299
Net income available to common stockholders	772	42	5,485	12,410
Income per share:
Basic	$0.04	$0.00	$0.22	$0.49
Diluted	$0.03	$0.00	$0.21	$0.48

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Amount Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2006
Student receivable allowance	$7,647	$15,590	$(11,701)	$11,536
December 31, 2005
Student receivable allowance	$7,023	$11,188	$(10,564)	$7,647
December 31, 2004
Student receivable allowance	$5,469	$9,247	$(7,693)	$7,023