Form 10-Q
period 2007-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2007-05-10
CIK 1286613

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 7, 2007, there were 25,467,769 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDING MARCH 31, 2007

Index

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,658	$6,461
Restricted cash	1,480	920
Accounts receivable, less allowance of $11,225 and $11,456 at March 31, 2007 and December 31, 2006, respectively	19,519	20,473
Inventories	2,423	2,438
Deferred income taxes	4,734	4,827
Prepaid expenses and other current assets	3,362	3,049
Prepaid income taxes	6,323	-
Total current assets	42,499	38,168

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $76,553 and $72,870 at March 31, 2007 and December 31, 2006, respectively	96,043	94,368

OTHER ASSETS:
Deferred finance charges	972	1,019
Pension plan assets, net	1,082	1,107
Deferred income taxes, net	3,291	2,688
Goodwill	84,995	84,995
Noncurrent accounts receivable, less allowance of $87 and $84 at March 31, 2007 and December 31, 2006, respectively	782	723
Other assets	3,277	3,148
Total other assets	94,399	93,680
TOTAL	$232,941	$226,216

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31, 2007	December 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$92	$91
Unearned tuition	29,404	33,150
Accounts payable	12,910	12,118
Accrued expenses	10,870	10,335
Advance payments of federal funds	550	557
Income taxes payable	-	2,860
Total current liabilities	53,826	59,111

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	22,746	9,769
Other long-term liabilities	5,830	5,553
Total liabilities	82,402	74,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, no par value - authorized 100,000,000 shares at March 31, 2007 and December 31, 2006, issued and outstanding 25,461,769 shares at March 31, 2007 and 25,450,695 shares at December 31, 2006	120,217	120,182
Additional paid-in capital	8,074	7,695
Deferred compensation	(407)	(467)
Retained earnings	25,066	26,784
Accumulated other comprehensive loss	(2,411)	(2,411)
Total stockholders' equity	150,539	151,783
TOTAL	$232,941	$226,216

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES	$78,142	$75,513
COSTS AND EXPENSES:
Educational services and facilities	35,752	32,137
Selling, general and administrative	44,749	38,668
Total costs & expenses	80,501	70,805
OPERATING (LOSS) INCOME	(2,359)	4,708
OTHER:
Interest income	48	471
Interest expense	(484)	(474)
Other income	-	16
(LOSS) INCOME BEFORE INCOME TAXES	(2,795)	4,721
(BENEFIT) PROVISION FOR INCOME TAXES	(1,177)	1,959
NET (LOSS) INCOME	$(1,618)	$2,762
Earnings per share - basic:
Net (loss) income available to common stockholders	$(0.06)	$0.11
Earnings per share - diluted:
Net (loss) income available to common stockholders	$(0.06)	$0.11
Weighted average number of common shares outstanding:
Basic	25,460	25,186
Diluted	25,460	26,038

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Loss	Earnings	Total
BALANCE - December 31, 2006	25,451	$120,182	$7,695	$(467)	$(2,411)	$26,784	$151,783
Net loss	-	-	-	-	-	(1,618)	(1,618)
Initial adoption of FIN 48	-	-	-	-	-	(100)	(100)
Issuance of restricted stock and amortization of deferred compensation	-	-	-	60	-	-	60
Stock-based compensation expense	-	-	351	-	-	-	351
Tax benefit of options exercised	-	-	28	-	-	-	28

Exercise of stock options	11	35	-	-	-	-	35
BALANCE - March 31, 2007	25,462	$120,217	$8,074	$(407)	$(2,411)	$25,066	$150,539

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,618)	$2,762
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,844	3,463
Amortization of deferred finance charges	48	50
Deferred income taxes	(510)	(477)
Fixed asset donations	-	(16)
Provision for doubtful accounts	3,688	3,150
Stock-based compensation expense	411	353
Tax benefit associated with exercise of stock options	-	52
Deferred rent	191	274
(Increase) decrease in assets:
Accounts receivable	(2,793)	(1,843)
Inventories	15	(233)
Prepaid expenses and current assets	(533)	226
Other assets	(198)	44
Increase (decrease) in liabilities:
Accounts payable	791	(1,309)
Other liabilities	(14)	(403)
Income taxes payable/prepaid	(9,183)	(6,085)
Accrued expenses	515	(1,128)
Unearned tuition	(3,746)	(3,734)
Total adjustments	(7,474)	(7,616)
Net cash used in operating activities	(9,092)	(4,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(560)	(508)
Capital expenditures	(5,192)	(3,467)
Net cash used in investing activities	(5,752)	(3,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	13,000	-
Proceeds from exercise of stock options	35	78
Tax benefit associated with exercise of stock options	28	-
Principal payments under capital lease obligations	(22)	(79)
Net cash provided by (used in) financing activities	13,041	(1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,803)	(8,830)
CASH AND CASH EQUIVALENTS—Beginning of period	6,461	50,257
CASH AND CASH EQUIVALENTS—End of period	$4,658	$41,427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$430	$516
Income taxes	$8,498	$8,469

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities - Lincoln Educational Services Corporation and subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Sciences (which includes programs for licensed practical nursing (LPN), medical administrative assistants, medical assistants, pharmacy technicians, medical coding and billing and dental assisting), Business and Information Technology, Hospitality Services (spa and culinary) and Skilled Trades. The Company currently has 37 schools in 17 states across the United States.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, when read in conjunction with the December 31, 2006 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The unaudited condensed consolidated financial statements as of March 31, 2007 and the condensed consolidated financial statements as of December 31, 2006 and for the three months ended March 31, 2007 and 2006 include the accounts of the Company.  All significant intercompany accounts and transactions have been eliminated.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 will be effective for the Company as of January 1, 2008.  The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 was adopted on December 31, 2006.

Index

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for the Company as of January 1, 2007. The adoption of the provision of SAB No. 108 had no effect on the Company’s consolidated financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”, which was adopted by the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN No. 48 resulted in a cumulative effect adjustment to retained earnings as of January 1, 2007 of $0.1 million.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 was adopted on January 1, 2007. The adoption of the provision of SFAS No. 156 had no effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 had no effect on the Company’s consolidated financial statements.

3.	STOCK-BASED COMPENSATION

The Company currently accounts for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share Based Payment.” Reflected in the accompanying statements of income is compensation expense of approximately $0.4 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant. The Company makes an estimate of expected forfeitures upon grant issuance.

4.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three months ended March 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended March 31, (In thousands)
	2007	2006
Basic shares outstanding	25,460	25,186
Dilutive effect of stock options	-	852
Diluted shares outstanding	25,460	26,038

For the three months ended March 31, 2007 and 2006, options to acquire 725,375 and 157,500 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

Index

5.	BUSINESS ACQUISITIONS

On May 22, 2006, the Company acquired all of the outstanding stock of New England Institute of Technology at Palm Beach, Inc. (“FLA”) for approximately $40.1 million. The purchase price was $32.9 million, net of cash acquired plus the assumption of a mortgage note for $7.2 million. The FLA purchase price has been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

The following unaudited pro forma results of operations for the three months ended March 31, 2006 assumes that the acquisition of FLA occurred January 1, 2006. The unaudited pro forma results of operations are based on historical results of operations, but include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

	Three months ended March 31, 2006
	Historical 2006	Pro forma impact FLA 2006	Pro forma 2006

Revenues	$75,513	$4,860	$80,373
Net Income	$2,762	$261	$3,023

Earnings per share - basic	$0.11		$0.12
Earnings per share - diluted	$0.11		$0.12

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with SFAS No. 142,“Goodwill and Other Intangible Assets.”  The Company reviews intangible assets with an indefinite useful life for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

There were no changes in the carrying amount of goodwill from the year ended December 31, 2006 to the three months ended March 31, 2007.

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		At March 31, 2007		At December 31, 2006
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Student Contracts	1	$2,215	$2,077	$2,200	$2,010
Trade name	Indefinite	1,270	-	1,270	-
Accreditation	Indefinite	253	-	-	-
Curriculum	10	700	156	700	138
Non-compete	5	201	35	201	25
Total		$4,639	$2,268	$4,371	$2,173

The increase in accreditation assets was due to the purchase of a new nursing program on March 5, 2007.

Amortization of intangible assets was approximately $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

Index

7.	LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility. The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement. The Company incurred approximately $0.8 million of deferred finance charges under the existing credit agreement. At March 31, 2007, the Company had outstanding letters of credit aggregating $4.4 million which primarily comprised of letters of credit for the Department of Education and real estate leases.

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

On March 13, 2007 and on March 28, 2007 the Company borrowed $10.5 million and $2.5 million, respectively, under the credit agreement. The interest rate under both borrowings is 6.32%.

The credit agreement contains various covenants, including a number of financial covenants. Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of March 31, 2007, the Company was in compliance with the financial covenants contained in the credit agreement.

8.	EQUITY

Pursuant to the Company’s 2005 Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”), each of the Company’s seven non-employee directors received an award of 3,069 restricted shares of common stock equal to $0.06 million on July 29, 2005. On January 1, 2006, one non-employee director resigned, forfeiting 3,069 restricted shares of common stock awarded on July 29, 2005. Two newly appointed non-employee directors each received an award of 3,625 restricted shares of common stock equal to $0.06 million on March 1, 2006.  Additionally, on May 23, 2006, the date of the Company’s annual meeting, each non-employee director received an annual restricted award of 1,781 restricted shares of common stock equal to $0.03 million. The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first, second and third anniversaries of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of March 31 2007, there were a total of 39,912 shares awarded and 8,555 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense as of March 31, 2007 and 2006 was $0.06 million and $0.02 million, respectively. The deferred compensation or unrecognized restricted stock expense as of March 31, 2007 and 2006 was $0.4 million and $0.4 million, respectively.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2007 were $6.78 using the following weighted average assumptions for grants:

March 31, 2007
Expected volatility	55.10%
Expected dividend yield	0%
Expected life (term)	6 Years
Risk-free interest rate	4.13-4.84%
Weighted-average exercise price during the year	$11.96

Index

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2006	1,728,225	$8.85
Granted	185,500	11.96
Cancelled	(6,500)	16.19
Exercised	(11,074)	3.10		$72
Outstanding March 31, 2007	1,896,151	9.16	5.62 years	10,495

Exercisable as of March 31, 2007	1,206,208		5.67 years	10,035

As of March 31, 2007, we estimate that pre-tax compensation expense for all unvested stock option awards, in the amount of approximately $4.1 million which will be expensed over the weighted-average period of approximately 2.1 years.

The following table presents a summary of options outstanding at March 31, 2007:

	As of March 31, 2007
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	2.23	$1.55	50,898	$1.55
$3.10	895,878	4.78	3.10	888,838	3.10
$4.00-$13.99	224,000	2.32	10.90	22,900	5.08
$14.00-$19.99	584,875	8.01	15.26	190,872	14.03
$20.00-$25.00	140,500	7.51	22.41	52,700	22.98

	1,896,151	5.62	9.16	1,206,208	5.67

9.	RECOURSE LOAN AGREEMENT

The Company entered into an agreement effective March 28, 2005 to June 30, 2006 with SLM Financial Corporation (SLM) to provide up to $6.0 million of private recourse loans to qualifying students. The following table reflects selected information with respect to the recourse loan agreements, including total cumulative loan disbursements and purchase activity under the agreement:

Disbursement Year	Loans Disbursed	Loans the Company May be Required to Purchase (1)
2005-2006	4,886	1,466

(1)	Represents the maximum amount of loans under the agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased.

Under the recourse loan agreement, the Company was required to fund 30% of all loans disbursed into a SLM reserve account. The amount of our loan purchase obligation may not exceed this deposit. We recorded such amounts in accounts receivable on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Accordingly, the Company recorded an allowance and bad debt expense for the full amount of deposit. Approved funding under this agreement terminated by its terms on June 30, 2006. There were no new disbursements for the three months ended March 31, 2007. Bad debt expense was $0 and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.

Index

10.	INCOME TAXES

The effective tax rate for the three months ended March 31, 2007 and 2006 was 42.1% and 41.5%, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters - In the ordinary conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which it is a party will have a material adverse effect on the Company’s business, financial condition, results of operation or cash flows.

12.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees. While the Company does not expect to make any contributions to the plan in 2007, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year. For the three months ended March 31, 2007 and 2006, the net periodic benefit cost was $25,000 and $1,000, respectively.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2006.

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education.  We offer recent high school graduates and adults degree and diploma programs in five principal areas of study:  automotive technology, health sciences, skilled trades, business and information technology and hospitality services.  As of March 31, 2007, we enrolled 17,384 students at our 37 campuses across 17 states.  Our campuses primarily attract students from their local communities and surrounding areas, although our four destination schools attract students from across the United States, and in some cases, from abroad.  We continue to expand our product offerings and our geographic reach. On March 27, 2006 we opened our new automotive campus in Queens, New York and on May 22, 2006, we completed the acquisition of New England Institute of Technology at Palm Beach, Inc. (“FLA”), which was subsequently re-branded Lincoln College of Technology.

Critical Accounting Policies and Estimates

Our discussions of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, stock-based compensation, income taxes and certain accruals.  Actual results could differ from those estimates.  The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies.  We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

Index

Our bad debt expense as a percentage of revenue for the three months ended March 31, 2007 and 2006 was 4.7% and 4.2%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2007 and 2006 would have resulted in an increase in bad debt expense of $0.8 million and $0.8 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2007, goodwill represented approximately $85.0 million, or 36.5%, of our total assets. At December 31, 2006, we tested our goodwill for impairment utilizing a market capitalization approach and determined that we did not have an impairment. No events have occurred subsequently that would mandate retesting.

Stock-based compensation.  We currently account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share Based Payment.”  We use a fair value-based method of accounting for options as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”. Because no public market for our common stock existed prior to our initial public offering, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, forecasted future operating results, and our expected valuation in an initial public offering.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 will be effective for us as of January 1, 2008.  We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 was adopted on December 31, 2006.

Index

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for the Company as of January 1, 2007. The adoption of the provision of SAB No. 108 had no effect on our consolidated financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”, which was adopted by us on January 1, 2007. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN No. 48 resulted in a negative cumulative effect adjustment to retained earnings as of January 1, 2007 of approximately $0.1 million.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 will be adopted on January 1, 2007. The adoption of the provision of SFAS No. 156 had no effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 had no effect on our consolidated financial statements.

Index

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Costs and expenses:
Educational services and facilities	45.7%	42.6%
Selling, general and administrative	57.3%	51.1%
Total costs and expenses	103.0%	93.7%
Operating income	(3.0)%	6.3%
Interest expense, net	(0.6)%	0.0%
Income before income taxes	(3.6)%	6.3%
Provision for income taxes	(1.5)%	2.6%
Net income	(2.1)%	3.7%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues.  Revenues increased by $2.6 million, or 3.5%, to $78.1 million in the first quarter of 2007 from $75.5 million for the comparable period in 2006.  Included in this increase is approximately $4.3 million from the acquisition of New England Institute of Technology at Palm Beach, Inc., or FLA. On a same school basis, our revenues declined 2.2% as compared to the quarter ended March 31, 2006. The decrease in revenue for the quarter was attributable to a 7.2% decline in average student population, which decreased on a same school basis to 16,409 for the quarter ended March 31, 2007 from 17,676 for the quarter ended March 31, 2006. Including FLA, our average undergraduate student enrollment decreased by 1.5% to 17,411. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the quarter ended March 31, 2007 were $35.8 million, representing an increase of $3.7 million, or 11.2%, as compared to $32.1 million for the quarter ended March 31, 2006.  The acquisition of FLA resulted in $1.9 million of this increase.  The remainder of the increase in educational services and facilities expenses was due to: (i) instructional expenses, which increased by $0.2 million, or 1.3%, as compared to the quarter ended March 31, 2006 due to yearly compensation increases; and (ii) facilities expenses, which increased by approximately $1.4 million over the same quarter in 2006. Approximately $0.5 million of the increase in facilities expenses was due to additional square footage at some of our facilities and higher utility, insurance and property taxes. The remainder of the increase was attributable to repairs and maintenance expense at our facilities. For the quarter ended March 31, 2007, repairs and maintenance expenses increased $0.8 million as compared to the quarter ended March 31, 2006 primarily due to higher than normal repairs and maintenance expenses at one of our schools. As a percentage of revenue, educational services and facilities expenses for the first quarter of 2007 increased to 45.7% from 42.6% in 2006.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the quarter ended March 31, 2007 were $44.7 million, representing an increase of $6.0 million, or 15.7%, as compared to $38.7 million for the quarter ended March 31, 2006.  The acquisition of FLA resulted in $2.0 million of this increase. The remainder of the increase in our selling, general and administrative expenses was due to: (i) a $1.4 million, or 8.6%, increase in sales and marketing expenses due to additional admissions representatives hired during the fourth quarter of 2006 and additional costs incurred in student recruiting and our rebranding initiative; and (ii) a $2.5 million, or 13.3%, increase in administrative expenses for the quarter ended March 31, 2007 from the quarter ended March 31, 2006. Of the increase in administrative expenses, approximately $1.9 million was attributable to  increases in compensation and benefits and $0.5 million was due to higher bad debt expense. As a percentage of revenue, selling, general and administrative expenses for the first quarter of 2007 increased to 57.3% from 51.1% in 2006.

For the quarter ended March 31, 2007, our bad debt expense was 4.7% as compared to 4.2% for the same quarter in 2006. This increase was primarily due to higher accounts receivable balances at March 31, 2007 as compared to March 31, 2006. Accounts receivable at March 31, 2007 included five new campuses that did not exist in the prior period (our two Euphoria and two FLA campuses as well as our new Queens, New York campus). For additional information on our accounts receivable balances, see “Operating Activities” below.

Net interest expense.  Our net interest expense for the quarter ended March 31, 2007 was $0.4 million, representing an increase of $0.4 million from the quarter ended March 31, 2006.  This increase was primarily due to the decrease in our cash balances as of March 31, 2007 as compared to March 31, 2006. At March 31, 2007, we had $4.7 million of cash and cash equivalents as compared to $41.4 million at March 31, 2006.

Index

Income taxes.  For the quarter ended March 31, 2007 we recorded a benefit of $1.2 million, or 42.1% of pretax loss, as compared to $2.0 million, or 41.5% of pretax income, for the quarter ended March 31, 2006.  The increase in our effective tax rate for the three months ended March 31, 2007 was primarily attributable to the acquisition of FLA.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.  The following chart summarizes the principal elements of our cash flow for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(9,092)	$(4,854)
Net cash used in investing activities	$5,752	$3,975
Net cash provided by (used in) financing activities	$13,041	$(1)

At March 31, 2007 we had cash and cash equivalents of $4.7 million, compared to $6.5 million as of December 31, 2006.  For the three months ended March 31, 2007, cash and cash equivalents decreased by approximately $1.8 million from December 31, 2006. This decrease was mainly attributable to normal seasonal patterns as we have experienced lower student populations in the first half of the year. Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  In addition, we have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first quarter of 2007, we borrowed $13.0 million under our credit facility. We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our credit agreement. At March 31, 2007, we had borrowings available under our credit agreement of approximately $67.0 million, including a $15.6 million sub-limit on letters of credit.

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

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses.  The largest of these programs is Title IV, which represented approximately 80% of our cash receipts relating to revenues in 2006.  As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business.  Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to receive Title IV funds would have a significant impact on our operations and our financial condition.

Operating Activities

Net cash used in operating activities was $9.1 million for the three months ended March 31, 2007 compared to $4.9 million for the three months ended March 31, 2006.  The $4.2 million increase in cash used in operating activities was primarily due to our net loss for the period of $1.6 million as compared to net income of $2.8 million in the quarter ended March 31, 2006.

Investing Activities

Net cash used in investing activities increased $1.8 million to $5.8 million for the three months ended March 31, 2007 from $4.0 million for the three months ended March 31, 2006.  Our cash used in investing activities was primarily related to the purchase of property and equipment. Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology and in operating systems.

Index

We currently lease a majority of our campuses.  In October 2005, we completed the purchase of our Grand Prairie, Texas facility, which we opened in July 2006. In addition, with our purchase of FLA on May 22, 2006, we acquired real estate valued at approximately $19.8 million. Our growth strategy is primarily focused on internal growth, including campus expansions; however, we have in the past and expect to continue to consider strategic acquisitions.  To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Capital expenditures are expected to increase as we upgrade and expand current equipment and facilities and open new facilities to meet increased student enrollments.   Additionally, we are evaluating several other expansion opportunities.  We now anticipate capital expenditures to be approximately 12% of revenues in 2007.  We expect to be able to fund these capital expenditures with cash generated from operating activities.

Financing Activities

Net cash provided by financing activities was $13.0 million for the three months ended March 31, 2007 compared to net cash used of $0.1 million for the three months ended March 31, 2006.  This increase in 2007 was attributable to our borrowing $13.0 million in March 2007 under our credit agreement.

Under the terms of our credit agreement, the lending syndicate provided us with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.  We incurred approximately $0.8 million of deferred finance costs under the agreement.

The following table sets forth our long-term debt at the dates indicated:

	March 31, 2007	December 31, 2006
Credit agreement	$13,000	$-
Finance obligation	9,672	9,672
Automobile loans	32	37
Capital leases-computers (with rates ranging from 6.7% to 10.7%)	134	151
Subtotal	22,838	9,860
Less current portion	(92)	(91)
	$22,746	$9,769

Contractual Obligations

Long-Term Debt.  As of March 31, 2007, our long-term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and various equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2007, measured from the end of our fiscal year, December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$13,000	$-	$13,000	$-	$-
Capital leases (including interest)	145	79	66	-	-
Operating leases	145,808	17,541	30,391	24,503	73,373
Rent on finance obligation	13,120	1,334	2,669	2,669	6,448
Automobile loans (including interest)	32	22	10
Total contractual cash obligations	$172,105	$18,976	$46,136	$27,172	$79,821

Capital Expenditures.    We have entered into commitments to expand or renovate campuses. These commitments are in the range of $3.0 to $5.0 million in the aggregate and are due within the next 12 months. We expect to fund these commitments from cash generated from operations.

Index

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2007, except for our letters of credit of $4.4 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Similar to other public for-profit post secondary education companies, the increase in our average undergraduate enrollments has not met our historical or anticipated growth rates in 2005 and 2006. As a result of the slow down in 2005 and 2006, we entered 2007 with fewer students enrolled than we had in January 2006. This trend has continued throughout 2007 and resulted in a shortfall in our expected enrollments during the first quarter of 2007. The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that the slow down can be attributed to many factors, including: (a) the economy and the labor market; (b) the availability of student financing; (c) the dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increased competition in the marketplace.

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

Operating income is negatively impacted during the initial start-up phase of new campus expansions.  We incur sales and marketing costs as well as campus personnel costs in advance of the opening of each campus.  Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the nine-month period prior to a campus opening.  During 2006, we continued expansion efforts for one new campus, located in Queens, New York.

Index

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its on-going business operations.  The Company has a credit agreement with a syndicate of banks.  The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock.  Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of March 31, 2007, the Company has $13.0 million outstanding under the credit agreement.  The interest rate under this borrowing was 6.32% at March 31, 2007.

Based on our outstanding debt balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $0.1 million, or less than $.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

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

The following exhibits are filed with or incorporated by reference into this Form 10-Q.

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

10.2	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and David F. Carney (4).

10.3	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Lawrence E. Brown (4).

10.4	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Scott M. Shaw (4).

10.5	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Cesar Ribeiro (4).

10.6	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Shaun E. McAlmont (4).

10.7	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.9	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.10	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.11	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

Index

10.12	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.13	Stockholder’s Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

10.14
Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer (3).

31.1 *	Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2005.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006.

(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2007

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Principal Accounting and Financial Officer)