Form 10-Q
period 2007-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2007-08-09
CIK 1286613

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 7, 2007, there were 25,504,966 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDING JUNE 30, 2007

Index

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)
(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,697	$6,461
Restricted cash	1,458	920
Accounts receivable, less allowance of $11,685 and $11,456 at June 30, 2007 and December 31, 2006, respectively	19,844	20,473
Inventories	2,052	2,438
Deferred income taxes	4,720	4,827
Prepaid expenses and other current assets	3,117	3,049
Prepaid income taxes	7,865	-
Total current assets	44,753	38,168

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $76,582 and $72,870 at June 30, 2007 and December 31, 2006, respectively	98,091	94,368

OTHER ASSETS:
Deferred finance charges	924	1,019
Pension plan assets, net	1,129	1,107
Deferred income taxes, net	3,794	2,688
Goodwill	82,860	84,995
Noncurrent accounts receivable, less allowance of $117 and $84 at June 30, 2007 and December 31, 2006, respectively	1,053	723
Other assets, net	3,202	3,148
Total other assets	92,962	93,680
TOTAL	$235,806	$226,216

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30, 2007	December 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$94	$91
Unearned tuition	25,316	33,150
Accounts payable	13,833	12,118
Accrued expenses	9,666	10,335
Advance payments of federal funds	297	557
Income taxes payable	-	2,860
Total current liabilities	49,206	59,111

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	31,222	9,769
Other long-term liabilities	5,969	5,553
Total liabilities	86,397	74,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock, no par value - authorized 100,000,000 shares at June 30, 2007 and December 31, 2006, issued and outstanding 25,495,536 shares at June 30, 2007 and 25,450,695 shares at December 31, 2006	120,293	120,182
Additional paid-in capital	8,809	7,695
Deferred compensation	(648)	(467)
Retained earnings	23,366	26,784
Accumulated other comprehensive loss	(2,411)	(2,411)
Total stockholders' equity	149,409	151,783
TOTAL	$235,806	$226,216

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$76,276	$75,363	$154,418	$150,876
COSTS AND EXPENSES:
Educational services and facilities	34,752	32,609	70,504	64,746
Selling, general and administrative	40,854	40,955	85,603	79,623
Gain on sale of assets	(15)	-	(15)	-
Impairment of goodwill and long-lived assets	3,005	-	3,005	-
Total costs & expenses	78,596	73,564	159,097	144,369
OPERATING (LOSS) INCOME	(2,320)	1,799	(4,679)	6,507
OTHER:
Interest income	35	306	83	777
Interest expense	(670)	(570)	(1,154)	(1,044)
Other income	-	54	-	70
(LOSS) INCOME BEFORE INCOME TAXES	(2,955)	1,589	(5,750)	6,310
(BENEFIT) PROVISION FOR INCOME TAXES	(1,255)	623	(2,432)	2,582
NET (LOSS) INCOME	$(1,700)	$966	$(3,318)	$3,728
Earnings (loss) per share - basic:
Net (loss) income available to common stockholders	$(0.07)	$0.04	$(0.13)	$0.15
Earnings (loss) per share - diluted:
Net (loss) income available to common stockholders	$(0.07)	$0.04	$(0.13)	$0.14
Weighted average number of common shares outstanding:
Basic	25,483	25,303	25,471	25,245
Diluted	25,483	26,084	25,471	26,061

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Loss	Earnings	Total
BALANCE - December 31, 2006	25,451	$120,182	$7,695	$(467)	$(2,411)	$26,784	$151,783
Net loss	-	-	-	-	-	(3,318)	(3,318)
Initial adoption of FIN 48	-	-	-	-	-	(100)	(100)
Issuance of restricted stock and amortization of deferred compensation	23	-	320	(181)	-	-	139
Stock-based compensation expense	-	-	749	-	-	-	749
Tax benefit of options exercised	-	-	45	-	-	-	45
Exercise of stock options	22	111	-	-	-	-	111
BALANCE - June 30, 2007	25,496	$120,293	$8,809	$(648)	$(2,411)	$23,366	$149,409

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,318)	$3,728
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,768	7,136
Amortization of deferred finance charges	95	97
Deferred income taxes	(999)	(1,469)
Gain on disposal of assets	(15)	-
Impairment of goodwill and long-lived assets	3,005	-
Fixed asset donations	-	(16)
Provision for doubtful accounts	7,980	7,446
Stock-based compensation expense and issuance of restricted stock	888	757
Tax benefit associated with exercise of stock options	-	359
Deferred rent	336	618
(Increase) decrease in assets:
Accounts receivable	(7,681)	(8,544)
Inventories	386	(330)
Prepaid expenses and current assets	(662)	(1,893)
Other assets	(267)	40
Increase (decrease) in liabilities:
Accounts payable	1,714	(2,863)
Other liabilities	(278)	(1,062)
Income taxes payable/prepaid	(10,725)	(6,602)
Accrued expenses	(688)	1,035
Unearned tuition	(7,834)	(9,831)
Total adjustments	(6,977)	(15,122)
Net cash used in operating activities	(10,295)	(11,394)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(538)	(2,069)
Capital expenditures	(11,543)	(8,643)
Acquisitions, net of cash acquired	-	(32,759)
Net cash used in investing activities	(12,081)	(43,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	21,500	10,000
Payments on borrowings	-	(55)
Proceeds from exercise of stock options	111	272
Tax benefit associated with exercise of stock options	45	-
Principal payments under capital lease obligations	(44)	(142)
Net cash provided by financing activities	21,612	10,075
NET DECREASE IN CASH AND CASH EQUIVALENTS	(764)	(44,790)
CASH AND CASH EQUIVALENTS—Beginning of period	6,461	50,257
CASH AND CASH EQUIVALENTS—End of period	$5,697	$5,467

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,000	$932
Income taxes	$9,287	$10,294

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Fair value of assets acquired	$-	$48,987
Net cash paid for the acquisition	-	(39,973)
Liabilities assumed	$-	$9,014

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities– Lincoln Educational Services Corporation and subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Sciences (which includes programs for licensed practical nursing (LPN), medical administrative assistants, medical assistants, pharmacy technicians, medical coding and billing and dental assisting), Business and Information Technology, Hospitality Services (spa and culinary) and Skilled Trades. The Company currently has 37 campuses in 17 states across the United States.

Basis of Presentation– The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, when read in conjunction with the December 31, 2006 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The unaudited condensed consolidated financial statements as of June 30, 2007 and the condensed consolidated financial statements as of December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 include the accounts of the Company.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements– The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, stock-based compensation, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 will be effective for the Company as of January 1, 2008.  The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

Index

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income.  The Company adopted SFAS No. 158 on December 31, 2006.  The incremental effects of applying SFAS No. 158 on the Company’s December 31, 2006 consolidated financial statements, on a line by line basis, are as follows:

	Balances Before Adoption of Statement 158	Adjustments	Balances After Adoption of Statement 158
Pension plan assets, net	$5,169	$(4,062)	$1,107
Deferred income taxes	1,037	1,651	2,688
Accumulated other comprehensive income	-	2,411	2,411

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of January 1, 2008. The adoption of the provision of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”, which was adopted by the Company on January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN No. 48 resulted in a cumulative effect adjustment to retained earnings as of January 1, 2007 of $0.1 million.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 was adopted on January 1, 2007. The adoption of the provision of SFAS No. 156 had no effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 had no effect on the Company’s consolidated financial statements.

3.	STOCK-BASED COMPENSATION

The Company currently accounts for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share Based Payment.”  Reflected in the accompanying statements of income is compensation expense, including amortization of deferred compensation, of approximately $0.5 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively, and $0.9 million and 0.7 million for the six months ended June 30, 2007 and 2006, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures upon grant issuance.

Index

4.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three and six months ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended June 30, (In thousands)		Six Months Ended June 30, (In thousands)
	2007	2006	2007	2006
Basic shares outstanding	25,483	25,303	25,471	25,245
Dilutive effect of stock options	-	781	-	816
Diluted shares outstanding	25,483	26,084	25,471	26,061

For the three months ended June 30, 2007 and 2006, options to acquire 377,500 and 215,000 shares, respectively, and for the six months ended June 30, 2007 and 2006, options to acquire 723,708 and 215,000 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

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

The following unaudited pro forma results of operations for the three and six months ended June 30, 2006 assumes that the acquisition of FLA occurred January 1, 2006.  The unaudited pro forma results of operations are based on historical results of operations, but include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

	Three months ended June 30, 2006
	Historical 2006	Pro forma impact FLA 2006	Pro forma 2006

Revenues	$75,363	$2,289	$77,652
Net Income	$966	$(460)	$506

Earnings per share - basic	$0.04		$0.02
Earnings per share - diluted	$0.04		$0.02

	Six months ended June 30, 2006
	Historical 2006	Pro forma impact FLA 2006	Pro forma 2006

Revenues	$150,876	$7,148	$158,024
Net Income	$3,728	$(302)	$3,426

Earnings per share - basic	$0.15		$0.14
Earnings per share - diluted	$0.14		$0.13

Index

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with SFAS No. 142,“Goodwill and Other Intangible Assets.”  The Company reviews intangible assets with an indefinite useful life for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Goodwill balance as of December 31, 2006	$84,995
Goodwill impairment	(2,135)
Goodwill balance as of June 30, 2007	$82,860

As described further in Note 13, during the three months ended June 30, 2007, the Company recorded a goodwill impairment charge as a result of its decision to cease operations at three of its campuses.

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		At June 30, 2007		At December 31, 2006
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Student Contracts	1	$2,215	$2,146	$2,200	$2,010
Trade name	Indefinite	1,270	-	1,270	-
Accreditation	Indefinite	307	-	-	-
Curriculum	10	700	173	700	138
Non-compete	5	201	45	201	25
Total		$4,693	$2,364	$4,371	$2,173

The increase in accreditation assets was due to the purchase of a new nursing program on March 5, 2007.

Amortization of intangible assets was approximately $0.1 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively

7.	LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility.  The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the credit agreement.  The Company incurred approximately $0.8 million of deferred finance charges under the existing credit agreement.  At June 30, 2007, the Company had outstanding letters of credit aggregating $4.4 million, comprised primarily of letters of credit for the Department of Education and real estate leases.

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

During the quarter ended June 30, 2007, the Company borrowed an additional $8.5 million under the credit agreement.  As of June 30, 2007, the Company had $21.5 million in debt outstanding under its credit agreement.  Interest on these borrowings at June 30, 2007 ranged from 6.32% to 6.34%.

The credit agreement contains various covenants, including a number of financial covenants.  Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' campuses aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of June 30, 2007, the Company was in compliance with the financial covenants contained in the credit agreement.

Index

8.	EQUITY

Pursuant to the Company’s 2005 Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”), each of the Company’s seven non-employee directors received an award of 3,069 restricted shares of common stock equal to $0.06 million on July 29, 2005. On January 1, 2006, one non-employee director resigned, forfeiting 3,069 restricted shares of common stock awarded on July 29, 2005. Two newly appointed non-employee directors each received an award of 3,625 restricted shares of common stock equal to $0.06 million on March 1, 2006.  On May 23, 2006, the date of the Company’s 2006 annual meeting, each non-employee director received an annual restricted award of 1,781 restricted shares of common stock equal to $0.03 million. Beginning in 2007, each non-employee director received, on April 26, 2007, the date of the Company’s 2007 annual meeting, an annual restricted award of 2,825 restricted shares of common stock equal to $0.04 million.  The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first, second and third anniversaries of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of June 30, 2007, there were a total of 62,512 shares awarded and 13,308 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended June 30, 2007 and 2006 was $0.08 million and $0.05 million, respectively, and for the six months ended June 30, 2007 and 2006 was $0.1 million and $0.07 million, respectively. The deferred compensation or unrecognized restricted stock expense as of June 30, 2007 and 2006 was $0.6 million and $0.6 million, respectively.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2007 were $6.78 using the following weighted average assumptions for grants:

June 30, 2007
Expected volatility	55.10%
Expected dividend yield	0%
Expected life (term)	6 Years
Risk-free interest rate	4.13-4.84%
Weighted-average exercise price during the year	$11.96

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2006	1,728,225	$8.85
Granted	185,500	11.96
Cancelled	(13,000)	15.19
Exercised	(22,241)	4.98		$158
Outstanding, June 30, 2007	1,878,484	9.16	6.07 years	12,289

Exercisable as of June 30, 2007	1,230,244		6.18 years	11,422

As of June 30, 2007, we estimate that pre-tax compensation expense for all unvested stock option awards, in the amount of approximately $3.6 million which will be expensed over the weighted-average period of approximately 1.9 years.

Index

The following table presents a summary of options outstanding at June 30, 2007:

	As of June 30, 2007
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	1.98	$1.55	50,898	$1.55
$3.10	894,878	4.53	3.10	887,838	3.10
$4.00-$13.99	215,500	9.14	11.10	14,400	4.63
$14.00-$19.99	576,708	7.75	15.28	205,208	14.29
$20.00-$25.00	140,500	7.26	22.41	71,900	22.74

	1,878,484	6.18	9.16	1,230,244	6.07

9.	RECOURSE LOAN AGREEMENT

The Company entered into an agreement effective March 28, 2005 to June 30, 2006 with SLM Financial Corporation (SLM) to provide up to $6.0 million of private recourse loans to qualifying students. The following table reflects selected information with respect to the recourse loan agreements, including total cumulative loan disbursements and purchase activity under the agreement:

Disbursement Year	Loans Disbursed	Loans the Company May be Required to Purchase (1)
2005-2006	$4,869	$1,461

(1)	Represents the maximum amount of loans under the agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased.

Under the recourse loan agreement, the Company was required to fund 30% of all loans disbursed into a SLM reserve account. The amount of our loan purchase obligation may not exceed this deposit. We recorded such amounts in accounts receivable on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Accordingly, the Company recorded an allowance and bad debt expense for the full amount of deposit.  Approved funding under this agreement terminated by its terms on June 30, 2006.  There were no new disbursements for the six months ended June 30, 2007.  Bad debt expense was $0 and $0.4 million for the three months ended June 30, 2007 and 2006, respectively, and $0 and 1.0 million for the six months ended June 30, 2007 and 2006, respectively

10.	INCOME TAXES

The effective tax rate for the three months ended June 30, 2007 and 2006 was 42.5% and 39.2% and for the six months ended June 30, 2007 and 2006 was 42.3% and 40.1%, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters – In the ordinary conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which it is a party will have a material adverse effect on the Company’s business, financial condition, results of operation or cash flows.

12.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  While the Company does not expect to make any contributions to the plan in 2007, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.  For the three months ended June 30, 2007 the net periodic benefit income was $46,500.  For the three months ended June 30, 2006 the net periodic benefit cost was $24,000.  For the six months ended June 30, 2007 the net periodic benefit income was $21,500.  For the six months ended June 30, 2006 the net periodic benefit cost was $25,000.

Index

13.	IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

On July 31, 2007 our Board of Directors approved a plan (the “Plan”) to cease operations at three of our campuses which include Plymouth Meeting, PA, Norcross, GA and Henderson, NV.  While the Company believes that these campuses offer effective and valuable academic programs, the campuses’ financial results have not met the Company’s expectations and the continued operation of these campuses is inconsistent with our strategic goals.  As a result of the above, the Company reviewed the related goodwill and long-lived assets for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As a result of the goodwill review, the Company recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.  Additionally, under SFAS No. 144, long-lived assets shall be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  As a result of the Plan, some of our long-lived assets will be abandoned. Accordingly, the Company determined that certain long-lived assets would not be recoverable at June 30, 2007 and recorded a non-cash charge of $0.9 million to reduce the carrying value of these assets to their estimated fair value.

While the Company has not yet evaluated what additional charges will be incurred due to the Plan to cease operations at these campuses, we anticipate recording additional charges in the future for retention benefits expected to be paid to employees as well as other costs including lease termination costs, early contract termination costs and employee retention costs.  We are currently evaluating the amount and timing of the charges that will be recorded, but at this time the Company can not reasonably estimate the amount of such charges.

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

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education.  We offer recent high school graduates and adults degree and diploma programs in five principal areas of study:  automotive technology, health sciences, skilled trades, business and information technology and hospitality services.  As of June 30, 2007, we enrolled 16,580 students at our 37 campuses across 17 states.  Our campuses primarily attract students from their local communities and surrounding areas, although our four destination campuses attract students from across the United States, and in some cases, from abroad.  We continue to expand our product offerings and our geographic reach.  On March 27, 2006 we opened our new automotive campus in Queens, New York and on May 22, 2006, we completed the acquisition of New England Institute of Technology at Palm Beach, Inc. (“FLA”), which was subsequently re-branded Lincoln College of Technology.

Impairment of Goodwill and Long-lived Assets

On July 31, 2007 our Board of Directors approved a plan (the “Plan”) to cease operations at our Plymouth Meeting, PA, Norcross, GA and our Henderson, NV campuses.  While we believe that these campuses offer effective and valuable academic programs, given the current competitive environment the campuses' financial results have not met expectations.  While it may be possible to improve the operations at these campuses with additional investments, we believe that this capital will produce better returns elsewhere.   Accordingly, we have concluded that the continued operation of these campuses is inconsistent with our strategic goals.  As a result of the above, we reviewed the related goodwill and long-lived assets for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As a result of the goodwill review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007. Additionally, under SFAS No. 144, long-lived assets shall be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  As a result of the Plan, some of our long-lived assets will be abandoned. Accordingly, we determined that certain long-lived assets would not be recoverable at June 30, 2007 and recorded a non-cash charge of $0.9 million to reduce the carrying value of these assets to their estimated fair value.

While we have not yet evaluated what additional charges will be incurred due to the Plan, we anticipate recording additional charges in the future for retention benefits expected to be paid to employees as well as other costs including lease termination costs, early contract termination costs and employee retention costs.  We are currently evaluating the amount and timing of the charges that will be recorded, but at this time we can not reasonably estimate the amount of such charges.  In accordance with SFAS No. 144, we expect to classify the operations of these campuses as discontinued operations in our consolidated financial statements once we no longer have any continuing involvement and all operations have ceased.

In connection with the Plan, we expect to offer our students several options of completing their education, including: (i) transferring to another one of our campuses; (ii) making arrangements for students to transfer to other educational companies; or (iii) ultimately to teach-out the remaining students.  As a result of the Plan, we have stopped accepting new students at these campuses and will cease all marketing and sales activities.

Index

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

Revenue recognition.  Revenues are derived primarily from programs taught at our campuses.  Tuition revenues and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded.  Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.  Other revenues, such as textbook sales, tool sales and contract training revenues are recognized as services are performed or goods are delivered.  On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable and cash received in excess of tuition earned is recorded as unearned tuition.

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

Our bad debt expense as a percentage of revenue for the three months ended June 30, 2007 and 2006 was 5.6% and 5.7%, respectively and for the six months ended June 30, 2007 and 2006 was 5.2% and 4.9%, respectively.  Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the three and six months ended June 30, 2007 and 2006 would have resulted in an increase in bad debt expense of $0.8 million, respectively.

Because a substantial portion of our revenues is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or campuses to participate in Title IV programs could have a material effect on the realizability of our receivables.

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

On July 31, 2007 our Board of Directors approved a plan (the “Plan”) to cease operations at three of our campuses which include Plymouth Meeting, PA, Norcross, GA and Henderson, NV.  While we believe that these campuses offer effective and valuable academic programs, the campuses’ financial results have not met our expectations and the continued operation of these campuses is inconsistent with our strategic goals.  As a result of the above, we reviewed the related goodwill and long-lived assets for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As a result of the goodwill review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.  Additionally, under SFAS No. 144, long-lived assets shall be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  As a result of the Plan, some of our long-lived assets will be abandoned.  Accordingly, we determined that certain long-lived assets would not be recoverable at June 30, 2007 and recorded a non-cash charge of $0.9 million to reduce the carrying value of these assets to their estimated fair value.

While we have not yet evaluated what additional charges will be incurred due to the Plan to cease operations at these campuses, we anticipate recording additional charges in the future for retention benefits expected to be paid to employees as well as other costs including lease termination costs, early contract termination costs and our employee retention costs.  We are currently evaluating the amount and timing of the charges that will be recorded, but at this time we cannot reasonably estimate the amount of such charges.

Index

Goodwill represents a significant portion of our total assets. As of June 30, 2007, goodwill represented approximately $82.9 million, or 35.1%, of our total assets. At December 31, 2006, we tested our goodwill for impairment utilizing a market capitalization approach and determined that we did not have an impairment.  Except for the planned cessation of operations at the three campuses mentioned above, no additional events have occurred subsequent to December 31, 2006 that would mandate retesting.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 will be effective for us as of January 1, 2008.  We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The Company adopted SFAS No. 158 on December 31, 2006.  The incremental effects of applying SFAS No. 158 on the Company’s December 31, 2006 consolidated financial statements, on a line by line basis, are as follows:

	Balances Before Adoption of Statement 158	Adjustments	Balances After Adoption of Statement 158
Pension plan assets, net	$5,169	$(4,062)	$1,107
Deferred income taxes	1,037	1,651	2,688
Accumulated other comprehensive income	-	2,411	2,411

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of January 1, 2008. The adoption of the provision of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

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

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”, which was adopted by us on January 1, 2007.  FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN No. 48 resulted in a negative cumulative effect adjustment to retained earnings as of January 1, 2007 of approximately $0.1 million.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	45.6%	43.3%	45.7%	42.9%
Selling, general and administrative	53.6%	54.3%	55.4%	52.8%
Impairment of goodwill and long-lived assets	3.9%	0.0%	1.9%	0.0%
Total costs and expenses	103.1%	97.6%	103.0%	95.7%
Operating (loss) income	(3.0)%	2.4%	(3.0)%	4.3%
Interest expense, net	(0.9)%	(0.3)%	(0.6)%	(0.1)%
(Loss) income before income taxes	(3.9)%	2.1%	(3.7)%	4.2%
(Benefit) provision for income taxes	(1.6)%	0.8%	(1.6)%	1.7%
Net (loss) income	(2.2)%	1.3%	(2.1)%	2.5%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.  Revenues increased by $0.9 million, or 1.2%, to $76.3 million for the three months ended June 30, 2007 from $75.4 million for the comparable period in 2006.  Included in revenue is approximately $4.0 million from the acquisition of New England Institute of Technology at Palm Beach, Inc., or FLA, which represents an increase of $2.1 million over the three months ended June 30, 2006. On a same school basis, our revenues declined 1.6% as compared to the quarter ended June 30, 2006.  The decrease in revenue for the quarter was attributable to a 5.1% decline in average student population, which decreased on a same school basis to 15,994 for the quarter ended June 30, 2007 from 16,853 for the quarter ended June 30, 2006.  Including FLA, our average undergraduate student enrollment decreased by 2.7% to 16,905.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the quarter ended June 30, 2007 were $34.8 million, representing an increase of $2.2 million, or 6.6%, as compared to $32.6 million for the quarter ended June 30, 2006.  The acquisition of FLA resulted in $1.0 million of this increase.  The remainder of the increase in educational services and facilities expenses was due to: (i) books and tool expenses, which increased by $0.3 million, or 10.4%, as compared to the quarter ended June 30, 2006 due to higher tool sales during the period; and (ii) facilities expenses, which increased by approximately $0.9 million over the same quarter in 2006. Approximately $0.5 million of the increase in facilities expenses was due to additional square footage at some of our facilities and higher utility, insurance and property taxes.   The remainder of the increase was attributable to higher repairs and maintenance expense at our facilities ($0.2 million) and increased depreciation expense ($0.2 million) over the same period in prior year. As a percentage of revenue, educational services and facilities expenses for the second quarter of 2007 increased to 45.6% from 43.3% in 2006.

Index

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the quarter ended June 30, 2007 were $40.9 million, representing a decrease of $0.1 million, or .03%, as compared to $41.0 million for the quarter ended June 30, 2006.  Included in the $40.9 million is an increase of $1.3 million related to the acquisition of FLA.  On a same school basis, selling, general and administrative expenses decreased by $1.4 million from the comparable period in 2006, due to decreases of $0.2 million in sales expenses, resulting from delays in replacing sales representatives, a $0.2 million decrease in student services due to lower student population during the quarter versus prior year, and due to a $1.0 million reduction in marketing and administrative expenses. The decrease in administrative expenses during the quarter is due to decreased expenses associated with pay incentives and other variable compensation due to lower than anticipated student enrollments during the quarter.  As a percentage of revenue, selling, general and administrative expenses for the second quarter of 2007 decreased to 53.6% from 54.3% in 2006.

For the quarter ended June 30, 2007, our bad debt expense was 5.6% as compared to 5.7% for the same quarter in 2006.

Impairment of goodwill and long-lived assets.  As of June 30, 2007, we recorded a non-cash charge of $3.0 million related to the impairment of goodwill and other long term assets due to the planned cessation of operations at three of our campuses.  See “Impairment of Goodwill and Long-lived Assets”.

Net interest expense.  Our net interest expense for the quarter ended June 30, 2007 was $0.6 million, representing an increase of $0.4 million from the quarter ended June 30, 2006.  This increase was primarily due to the decrease in our average cash balances as of June 30, 2007 as compared to June 30, 2006 and due to higher amounts outstanding under our credit agreement.  As of June 30, 2007, we had $21.5 million outstanding under our credit agreement as compared to June 30, 2006 when we had $17.2 million comprised of $10.0 million outstanding under our credit agreement and a mortgage note assumed in connection with our acquisition of FLA for $7.2 million.

 Income taxes.  For the quarter ended June 30, 2007 we recorded a benefit of $1.3 million, or 42.5% of pretax loss, as compared to $0.6 million, or 39.2% of pretax income, for the quarter ended June 30, 2006.  The increase in our effective tax rate for the three months ended June 30, 2007 was primarily attributable to the tax benefit associated with the exercise of stock options.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues.  Revenues increased by $3.5 million, or 2.3%, to $154.4 million for the six months ending June 30, 2007 from $150.9 million for the comparable period in 2006.  Included in revenue is approximately $8.3 million from the acquisition of FLA, which represents an increase of $6.4 million over the six months ended June 30, 2006. On a same school basis, our revenues declined 1.9% as compared to the six months ended June 30, 2006.  The decrease in revenue for the period was attributable to a 6.2% decline in average student population, which decreased on a same school basis to 16,201 for the six months ended June 30, 2007 from 17,265 for the six months ended June 30, 2006. Including FLA, our average undergraduate student enrollment decreased by 2.1% to 17,158.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the six months ended June 30, 2007 were $70.5 million, representing an increase of $5.8 million, or 8.9%, as compared to $64.7 million for the six months ended June 30, 2006.  The acquisition of FLA resulted in $2.9 million of this increase.  The remainder of the increase in educational services and facilities expenses was primarily due to: (i) instructional expenses, which increased $.1 million, or 0.4% due to yearly compensation increases; (ii) books and tool expenses, which increased by $0.4 million, or 5.6%, as compared to the six months ended June 30, 2006 due higher tool sales during the period; and (iii) facilities expenses, which increased by approximately $2.2 million over the same period in 2006.  Approximately $1.0 million of the increase in facilities expenses was due to additional square footage at some of our facilities and higher utility, insurance and property taxes.   The remainder of the increase was attributable to higher repairs and maintenance expense at our facilities ($1.0 million) and increased depreciation expense ($0.2 million) over the same period in prior year.    Of the $1.0 million increase in repairs and maintenance expenses as of June 30, 2007, $0.8 million was due to repairs and maintenance expenses at one of our campuses during the first quarter of 2007. As a percentage of revenue, educational services and facilities expenses for the second quarter of 2007 increased to 45.7% from 42.9% in 2006.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the six months ended June 30, 2007 were $85.6 million, representing an increase of $6.0 million, or 7.5%, as compared to $79.6 million for the six months ended June 30, 2006.  Included in the $85.6 million is an incremental of $3.4 million related to the acquisition of FLA.  On a same school basis, selling, general and administrative expenses increased by $2.6 million from the comparable period in 2006, due to increases of $0.4 million in sales expense, resulting from yearly compensation increases and a higher number of sales representatives as compared to the same period in 2006, a $1.0 million increase in marketing expenditures, and a $1.2 million increase in administrative expenses. The increase in administrative expenses during the period is due to yearly compensation increases and increased expenses associated with pay incentives.  As a percentage of revenue, selling, general and administrative expenses for the six months ended June 30, 2007 increased to 55.4% from 52.8% in 2006.

Index

For the six months ended June 30, 2007, our bad debt expense was 5.2% as compared to 4.9% for the same period in 2006.

Impairment of goodwill and long-lived assets.  As of June 30, 2007, we recorded a non-cash charge of $3.0 million related to the impairment of goodwill and other long term assets due to the planned cessation of operations at three of our campuses.  See “Impairment of Goodwill and Long-lived Assets”.

Net interest expense.  Our net interest expense for the six months ended June 30, 2007 was $1.1 million, representing an increase of $0.8 million from the six months ended June 30, 2006.  This increase was primarily due to the decrease in our average cash balances during the period as compared to the six months ended June 30, 2006.

 Income taxes.  For the six months ended June 30, 2007 we recorded a benefit of $2.4 million, or 42.3% of pretax loss, as compared to a provision of $2.6 million, or 40.9% of pretax income, for the six months ended June 30, 2006.  The increase in our effective tax rate for the period is primarily attributable to the tax benefit associated with the exercise of stock options.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.  The following chart summarizes the principal elements of our cash flow for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(10,295)	$(11,394)
Net cash used in investing activities	$(12,081)	$(43,471)
Net cash provided by financing activities	$21,612	$10,075

At June 30, 2007 we had cash and cash equivalents of $5.7 million, compared to $6.5 million as of December 31, 2006.  For the six months ended June 30, 2007, cash and cash equivalents decreased by approximately $0.8 million from December 31, 2006.  This decrease was mainly attributable to normal seasonal patterns of lower student populations in the first half of the year.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  In addition, we have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first six months of 2007, we borrowed $21.5 million under our credit facility.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our credit agreement.    At June 30, 2007, we had borrowings available under our credit agreement of approximately $58.5 million, including a $15.6 million sub-limit on letters of credit.

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

The majority of students enrolled at our campuses rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses.  The largest of these programs is Title IV, which represented approximately 80% of our cash receipts relating to revenues in 2006.  As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business.  Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to receive Title IV funds would have a significant impact on our operations and our financial condition.

Index

Operating Activities

Net cash used in operating activities was $10.3 million for the six months ended June 30, 2007 compared to $11.4 million for the six months ended June 30, 2006.  The $1.1 million decrease in cash used in operating activities was primarily due decreases in cash used for working capital  items during the period offset by a decrease in net income during the period.

Investing Activities

Net cash used in investing activities decreased by $31.4 million to $12.1 million for the six months ended June 30, 2007 from $43.5 million for the six months ended June 30, 2006.  Our decrease in cash used in investing activities was primarily due to the purchase of FLA in May of 2006, offset by increased purchases of property and equipment.  Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology and in operating systems.

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

Financing Activities

Net cash provided by financing activities was $21.6 million for the six months ended June 30, 2007 compared to net provided of $10.1 million for the six months ended June 30, 2006.  This increase in 2007 was attributable to our borrowing $21.5 million under our credit agreement during 2007. Due to normal seasonal patterns, our student populations are generally at the lowest levels during the first half of the year and increase during the second half of the year.  As a result, during the first half of the year, we typically borrow funds to finance our operations and repay those funds in the second half of the year.

Under the terms of our credit agreement, the lending syndicate provided us with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.

The following table sets forth our long-term debt at the dates indicated:

	June 30, 2007	December 31, 2006
Credit agreement	$21,500	$-
Finance obligation	9,672	9,672
Automobile loans	27	37
Capital leases-computers (with rates ranging from 6.7% to 10.7%)	117	151
Subtotal	31,316	9,860
Less current portion	(94)	(91)
	$31,222	$9,769

Contractual Obligations

Long-Term Debt.  As of June 30, 2007, our long-term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and various equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

Index

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2007, measured from the end of our fiscal year, December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit agreement	$21,500	$-	$21,500	$-	$-
Capital leases (including interest)	126	79	47	-	-
Operating leases	142,971	17,665	29,727	24,841	70,738
Rent on finance obligation	12,787	1,334	2,669	2,669	6,115
Automobile loans (including interest)	27	22	5
Total contractual cash obligations	$177,411	$19,100	$53,948	$27,510	$76,853

Capital Expenditures.    We have entered into commitments to expand or renovate campuses. These commitments are in the range of $3.0 to $5.0 million in the aggregate and are due within the next 12 months. We expect to fund these commitments from cash generated from operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2007, except for our letters of credit of $4.4 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality and Trends

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population.  Student population varies as a result of new student enrollments, graduations and student attrition.  Historically, our campuses have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year.  Our second half growth is largely dependent on a successful high school recruiting season.  We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our campuses, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue.  Our expenses, however, do not vary significantly over the course of a year with changes in our student population and net revenues.  During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we have the proper staffing to meet our second half targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis.  To the extent new student enrollments, and related revenues, in the second half of the year fall short of our estimates, our operating results could suffer.  We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns.  Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students and/or acquisitions.

Similar to other public for-profit post secondary education companies, the increase in our average undergraduate enrollments has not met our historical or anticipated growth rates in 2005 and 2006.  As a result of the slow down in 2005 and 2006, we entered 2007 with fewer students enrolled than we had in January 2006.  This trend has continued throughout 2007 and resulted in a shortfall in our expected enrollments during the first half of 2007.  The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students.  We believe that the slow down can be attributed to many factors, including:  (a) the economy and the labor market; (b) the availability of student financing; (c) the dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increased competition in the marketplace.

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

The Company is exposed to certain market risks as part of its on-going business operations.  The Company has a credit agreement with a syndicate of banks.  The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock.  Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of June 30, 2007, the Company has $21.5 million outstanding under the credit agreement.  Interest on these borrowings at June 30, 2007 ranged from 6.32% to 6.34%.

Based on our outstanding debt balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $0.2 million, or less than $.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on students’ ability to obtain financing.  Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

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

Index

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At our annual meeting held on April 26, 2007, the shareholders voted to approve all of management’s proposals as follows:

1.           For the election of nine directors to hold office until our next annual meeting, the voting for each nominee was:

	Votes For	Votes Withheld
David F. Carney	24,596,223	4,677
Alexis P. Michas	24,436,346	164,554
James J. Burke, Jr.	24,436,346	164,554
Steven W. Hart	24,428,313	172,587
Jerry G. Rubenstein	24,598,189	2,711
Paul E. Glaske	24,585,989	14,911
Peter S. Burgess	24,598,189	2,711
J. Barry Morrow	24,597,689	3,211
Celia H. Currin	24,597,689	3,211

2.           For ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007:

Votes For	Votes Against	Abstained
24,593,636	5,764	1,500

Item 6.	EXHIBITS

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	Amended and Restated By-laws of the Company (2).

4.1	Stockholders’ Agreement, dated as of September 15, 1999, among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C., and Five Mile River Capital Partners LLC. (1).

4.2	Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders’ Agreement (1).

4.3	Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders’ Agreement (1).

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

Index

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

Date: August 9, 2007

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Principal Accounting and Financial Officer)