Form 10-Q
period 2007-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2007-11-09
CIK 1286613

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 7, 2007, there were 25,881,383 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDING SEPTEMBER 30, 2007

Index

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,537	$6,461
Restricted cash	1,532	920
Accounts receivable, less allowance of $12,328 and $11,456 at September 30, 2007 and December 31, 2006, respectively	20,353	20,473
Inventories	2,694	2,438
Deferred income taxes	4,879	4,827
Due from federal programs	73	-
Prepaid expenses and other current assets	3,088	3,049
Prepaid income taxes	5,669	-
Total current assets	41,825	38,168

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $79,078 and $72,870 at September 30, 2007 and December 31, 2006, respectively	101,061	94,368

OTHER ASSETS:
Deferred finance charges	876	1,019
Pension plan assets, net	1,139	1,107
Deferred income taxes, net	5,052	2,688
Goodwill	82,860	84,995
Noncurrent accounts receivable, less allowance of $161 and $84 at September 30, 2007 and December 31, 2006, respectively	1,451	723
Other assets, net	3,085	3,148
Total other assets	94,463	93,680
TOTAL	$237,349	$226,216

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$206	$91
Unearned tuition	34,605	33,150
Accounts payable	14,543	12,118
Accrued expenses	12,223	10,335
Advance payments of federal programs	-	557
Income taxes payable	-	2,860
Other short-term liabilities	1,711	-
Total current liabilities	63,288	59,111

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	15,222	9,769
Other long-term liabilities	6,874	5,553
Total liabilities	85,384	74,433

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock, no par value - authorized 100,000,000 shares at September 30, 2007 and December 31, 2006, issued and outstanding 25,506,566 shares at September 30, 2007 and 25,450,695 shares at December 31, 2006	120,327	120,182
Additional paid-in capital	9,206	7,695
Deferred compensation	(561)	(467)
Retained earnings	25,404	26,784
Accumulated other comprehensive loss	(2,411)	(2,411)
Total stockholders' equity	151,965	151,783
TOTAL	$237,349	$226,216

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$86,566	$81,911	$237,480	$227,171
COSTS AND EXPENSES:
Educational services and facilities	37,053	34,944	104,540	96,093
Selling, general and administrative	41,434	41,394	124,075	117,684
Gain on sale of assets	-	(7)	(15)	(7)
Total costs & expenses	78,487	76,331	228,600	213,770
OPERATING INCOME	8,079	5,580	8,880	13,401
OTHER:
Interest income	66	82	149	860
Interest expense	(686)	(696)	(1,840)	(1,740)
Other income (loss)	26	(200)	26	(130)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,485	4,766	7,215	12,391
PROVISION FOR INCOME TAXES	3,115	1,978	3,008	5,098
NET INCOME FROM CONTINUING OPERATIONS	4,370	2,788	4,207	7,293
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(2,331)	(556)	(5,487)	(1,333)
NET INCOME (LOSS)	$2,039	$2,232	$(1,280)	$5,960
Basic
Earnings per share from continuing operations	$0.17	$0.11	$0.17	$0.29
Loss per share from discontinued operations	(0.09)	(0.02)	(0.22)	(0.05)
Net income (loss) per share	$0.08	$0.09	$(0.05)	$0.24
Diluted
Earnings per share from continuing operations	$0.17	$0.11	$0.16	$0.28
Loss per share from discontinued operations	(0.09)	(0.02)	(0.21)	(0.05)
Net income (loss) per share	$0.08	$0.09	$(0.05)	$0.23
Weighted average number of common shares outstanding:
Basic	25,503	25,410	25,482	25,300
Diluted	26,049	26,120	26,029	26,081

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Loss	Earnings	Total
BALANCE - December 31, 2006	25,451	$120,182	$7,695	$(467)	$(2,411)	$26,784	$151,783
Net loss	-	-	-	-	-	(1,280)	(1,280)
Initial adoption of new accounting pronouncement (Note 2)	-	-	-	-	-	(100)	(100)
Issuance of restricted stock and amortization of deferred compensation	23	-	320	(94)	-	-	226
Stock-based compensation expense	-	-	1,123	-	-	-	1,123
Tax benefit of options exercised	-	-	68	-	-	-	68
Exercise of stock options	33	145	-	-	-	-	145
BALANCE - September 30, 2007	25,507	$120,327	$9,206	$(561)	$(2,411)	$25,404	$151,965

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,280)	$5,960
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,734	11,076
Amortization of deferred finance charges	143	144
Deferred income taxes	(2,416)	(2,983)
Gain on disposal of assets	(15)	(7)
Impairment of goodwill and long-lived assets	3,099	-
Fixed asset donations	(26)	(16)
Provision for doubtful accounts	12,639	12,268
Stock-based compensation expense and issuance of restricted stock	1,349	1,133
Tax benefit associated with exercise of stock options	-	483
Deferred rent	451	850
(Increase) decrease in assets:
Accounts receivable	(13,247)	(19,797)
Inventories	(256)	(720)
Prepaid expenses and current assets	(941)	(498)
Other assets	(250)	492
Increase (decrease) in liabilities:
Accounts payable	1,321	2,562
Other liabilities	1,800	(1,084)
Income taxes payable/prepaid	(8,529)	(5,190)
Accrued expenses	1,919	1,453
Unearned tuition	1,455	(4,460)
Total adjustments	10,230	(4,294)
Net cash provided by operating activities	8,950	1,666
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(612)	(2,424)
Capital expenditures	(16,391)	(13,806)
Acquisitions, net of cash acquired	-	(32,807)
Net cash used in investing activities	(17,003)	(49,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	21,500	12,000
Payments on borrowings	(16,500)	(2,079)
Proceeds from exercise of stock options	145	519
Tax benefit associated with exercise of stock options	68	-
Principal payments under capital lease obligations	(84)	(886)
Net cash provided by financing activities	5,129	9,554
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,924)	(37,817)
CASH AND CASH EQUIVALENTS—Beginning of period	6,461	50,257
CASH AND CASH EQUIVALENTS—End of period	$3,537	$12,440

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,770	$1,704
Income taxes	$9,898	$11,859

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Fair value of assets acquired	$-	$40,021
Net cash paid for the acquisition	-	(32,807)
Liabilities assumed	$-	$7,214
Fixed assets acquired in capital lease transactions	$652	$-
Fixed assets acquired in noncash transactions	$1,814	$-

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities– Lincoln Educational Services Corporation and subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Sciences (which includes programs for licensed practical nursing (LPN), medical administrative assistants, medical assistants, pharmacy technicians, medical coding and billing and dental assisting), Business and Information Technology, Hospitality Services (spa and culinary) and Skilled Trades. The Company currently has 34 campuses in 17 states across the United States.

Basis of Presentation– The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, when read in conjunction with the December 31, 2006 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The unaudited condensed consolidated financial statements as of September 30, 2007 and the condensed consolidated financial statements as of December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 include the accounts of the Company.  All significant intercompany accounts and transactions have been eliminated.

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

3.	DISCONTINUED OPERATIONS

On July 31, 2007 the Company’s Board of Directors approved a plan (the “Plan”) to cease operations at the Company’s Plymouth Meeting, PA, Norcross, GA and Henderson, NV campuses.  As a result of the above decision, the Company reviewed the related goodwill and long-lived assets for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In connection with the goodwill review, the Company recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.  Additionally, under SFAS No. 144, long-lived assets were tested for recoverability and it was determined that certain long-lived assets would not be recoverable at June 30, 2007.  As a result, the Company recorded a non-cash charge of $0.9 million (for a total of $3.0 million) to reduce the carrying value of these assets to their estimated fair value.

 As of September 30, 2007 all operations have ceased at these campuses, and accordingly, the results of operations of these campuses have been reflected in the accompanying statements of operations as “Discontinued Operations” for all periods presented.

Index

The following amounts relate to the ceasing of operations at these three campuses, which have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$727	$2,594	$4,230	$8,210

Operating loss	(2,359)	(3,544)	(8,339)	(10,475)
Impairment of goodwill	-	-	(2,135)	-
Impairment of long-lived assets	(94)	-	(964)	-
Retention incentives	(153)	-	(153)	-
Lease commitments	(1,999)	-	(1,999)	-
Other commitments	(170)	-	(170)	-
Loss from discontinued operations	(4,048)	(950)	(9,530)	(2,265)
Benefit for income taxes	(1,717)	(394)	(4,043)	(932)

Net loss from discontinued operations	$(2,331)	$(556)	$(5,487)	$(1,333)

4.	STOCK-BASED COMPENSATION

The Company currently accounts for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share Based Payment.”  Reflected in the accompanying statements of income is compensation expense, including amortization of deferred compensation, of approximately $0.5 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and $1.3 million and 1.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures upon grant issuance.

5.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three and nine months ended September 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2007	2006	2007	2006
Basic shares outstanding	25,503	25,410	25,482	25,300
Dilutive effect of stock options	546	710	547	781
Diluted shares outstanding	26,049	26,120	26,029	26,081

For the three months ended September 30, 2007 and 2006, options to acquire 691,208 and 240,500 shares, respectively, and for the nine months ended September 30, 2007 and 2006, options to acquire 691,208 and 298,000 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

6.	BUSINESS ACQUISITIONS

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

The following unaudited pro forma results of operations for the nine months ended September 30, 2006 assumes that the acquisition of FLA occurred January 1, 2006.  The unaudited pro forma results of operations are based on historical results of operations, but include adjustments for depreciation, amortization, interest, and taxes, but do not necessarily reflect the actual results that would have occurred.

Index

	Nine months ended September 30, 2006
	Historical 2006	Pro forma impact FLA 2006	Pro forma 2006

Revenues	$227,171	$7,148	$234,319
Net income from continuing operations	$7,293	$(302)	$6,991

Earnings per share from continuing operations- basic	$0.29		$0.22
Earnings per share from continuing operations- diluted	$0.28		$0.22

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with SFAS No. 142,“Goodwill and Other Intangible Assets.”  The Company reviews intangible assets with an indefinite useful life for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Goodwill balance as of December 31, 2006	$84,995
Goodwill impairment	(2,135)
Goodwill balance as of September 30, 2007	$82,860

As described further in Note 3, during the nine months ended September 30, 2007, the Company recorded a goodwill impairment charge as a result of its decision to cease operations at three of its campuses.

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		At September 30, 2007		At December 31, 2006
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Student Contracts	1	$2,215	$2,209	$2,200	$2,010
Trade name	Indefinite	1,270	-	1,270	-
Accreditation	Indefinite	307	-	-	-
Curriculum	10	700	191	700	138
Non-compete	5	201	55	201	25
Total		$4,693	$2,455	$4,371	$2,173

The increase in accreditation assets was due to the purchase of a new nursing program on March 5, 2007.

Amortization of intangible assets was approximately $0.1 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and $0.3 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively

8.	LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility.  The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the credit agreement.  The Company incurred approximately $0.8 million of deferred finance charges under the existing credit agreement.  At September 30, 2007, the Company had outstanding letters of credit aggregating $4.4 million, comprised primarily of letters of credit for the Department of Education and real estate leases.

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

Index

During the quarter ended September 30, 2007, the Company repaid $16.5 million of outstanding debt resulting in $5.0 million in debt outstanding under the credit agreement as of September 30, 2007.  Interest on these borrowings at September 30, 2007 ranged from 6.32% to 8.25%.

The credit agreement contains various covenants, including a number of financial covenants.  Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries’ campuses aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of September 30, 2007, the Company was in compliance with the financial covenants contained in the credit agreement.

9.	EQUITY

Pursuant to the Company’s 2005 Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”), each of the Company’s seven non-employee directors received an award of 3,069 restricted shares of common stock equal to $0.06 million on July 29, 2005. On January 1, 2006, one non-employee director resigned, forfeiting 3,069 restricted shares of common stock awarded on July 29, 2005. Two newly appointed non-employee directors each received an award of 3,625 restricted shares of common stock equal to $0.06 million on March 1, 2006.  On May 23, 2006, the date of the Company’s 2006 annual meeting, each non-employee director received an annual restricted award of 1,781 restricted shares of common stock equal to $0.03 million. Beginning in 2007, each non-employee director received, on April 26, 2007, the date of the Company’s 2007 annual meeting, an annual restricted award of 2,825 restricted shares of common stock equal to $0.04 million.  The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first, second and third anniversaries of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of September 30, 2007, there were a total of 62,512 shares awarded and 19,442 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended September 30, 2007 and 2006 was $0.09 million and $0.06 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively. The deferred compensation or unrecognized restricted stock expense as of September 30, 2007 and 2006 was $0.6 million and $0.5 million, respectively.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2007 were $6.78 using the following weighted average assumptions for grants:

September 30,
2007
Expected volatility	55.42%
Expected dividend yield	0%
Expected life (term)	6 Years
Risk-free interest rate	4.36%
Weighted-average exercise price during the year	$11.96

Index

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2006	1,728,225	$8.85
Granted	185,500	11.96
Cancelled	(39,000)	16.79
Exercised	(33,271)	4.36		$218
Outstanding, September 30, 2007	1,841,454	9.08	5.91 years	9,788

Exercisable as of September 30, 2007	1,249,215		6.35 years	9,444

As of September 30, 2007, we estimate that pre-tax compensation expense for all unvested stock option awards is approximately $3.0 million, which will be expensed over the weighted-average period of approximately 1.7 years.

The following table presents a summary of options outstanding at September 30, 2007:

	As of September 30, 2007
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	1.73	$1.55	50,898	$1.55
$3.10	883,848	4.28	3.10	876,808	3.10
$4.00-$13.99	215,500	8.89	11.10	19,400	5.62
$14.00-$19.99	563,708	7.47	15.28	234,209	14.77
$20.00-$25.00	127,500	6.93	22.66	67,900	22.99

	1,841,454	5.91	9.08	1,249,215	6.35

10.	SLM FINANCIAL CORPORATION LOAN AGREEMENT

The Company entered into a Tiered Discount Loan Program agreement effective September 1, 2007 with SLM Financial Corporation (SLM) to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under the agreement, the Company is required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  The Company is billed at the end of each month based on loans disbursed during that month.

The Company entered into an agreement effective March 28, 2005 to June 30, 2006 with SLM to provide up to $6.0 million of private recourse loans to qualifying students.  During the term of the agreement, $4.9 million of loans were disbursed.  Under the recourse loan agreement, the Company was required to fund 30% of all loans disbursed into a SLM reserve account.  A total of $1.5 million has been funded related to total loans disbursed.  For the nine months ended September 30, 2007 no loans have been disbursed under this program.

11.	INCOME TAXES

The effective tax rate for the three months ended September 30, 2007 and 2006 was 40.6% and 41.5% and for the nine months ended September 30, 2007 and 2006 was 44.8% and 41.1%, respectively.   See Note 3 for tax impact of discontinued operations.

12.	COMMITMENTS AND CONTINGENCIES

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

Index

13.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  While the Company does not expect to make any contributions to the plan in 2007, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.  For the three months ended September 30, 2007 the net periodic benefit income was $10,750.  For the three months ended September 30, 2006 the net periodic benefit cost was $0.  For the nine months ended September 30, 2007 the net periodic benefit income was $32,500.  For the nine months ended September 30, 2006 the net periodic benefit cost was $25,000.

13.	SUBSEQUENT EVENTS

On October 15, 2007, the Company and Lawrence E. Brown, Vice Chairman of the Company, mutually agreed to terminate the employment agreement, dated as of February 1, 2007, between the Company and Mr. Brown, and to enter into a Separation and Release Agreement (the “Agreement”), setting forth the terms of Mr. Brown’s separation of employment from the Company.

Under the Agreement Mr. Brown’s employment with the Company terminated as of the close of business on October 31, 2007.  It is anticipated that, for a period of 14 months following the date of termination of employment, Mr. Brown may continue to provide transitional services to the Company, not to exceed ten hours per month.  The Agreement further provides that, in consideration for a release of claims, the Company will pay Mr. Brown a lump sum cash payment of $0.5 million, subject to withholding, and will reimburse Mr. Brown for the employer-portion of the premiums due for continuation of coverage under COBRA for a maximum period ending on December 31, 2008.  Mr. Brown will also be entitled to the use of his automobile and reimbursement of associated costs by the Company, through December 31, 2008.

In addition, pursuant to the terms of the Agreement, Mr. Brown has agreed to be subject to certain restrictive covenants, which, among other things, prohibit him for the duration of 14 months following the date of termination of employment, without the Company’s prior written consent, from (i) competing against the Company and (ii) soliciting employees, consultants, clients or customers of the Company or any of its affiliates or subsidiaries.

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

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education.  We offer recent high school graduates and adults degree and diploma programs in five principal areas of study:  automotive technology, health sciences, skilled trades, business and information technology and hospitality services.  As of September 30, 2007, 19,463 students were enrolled at our 34 campuses across 17 states.  Our campuses primarily attract students from their local communities and surrounding areas, although our four destination campuses attract students from across the United States, and in some cases, from abroad.  We continue to expand our product offerings and our geographic reach.  On March 27, 2006 we opened our new automotive campus in Queens, New York and on May 22, 2006, we completed the acquisition of New England Institute of Technology at Palm Beach, Inc. (“FLA”), which was subsequently re-branded Lincoln College of Technology.

Impairment of Goodwill and Long-lived Assets

On July 31, 2007 our Board of Directors approved a plan (the “Plan”) to cease operations at our Plymouth Meeting, PA, Norcross, GA and our Henderson, NV campuses.  While we believed that these campuses offered effective and valuable academic programs, given the current competitive environment the campuses’ financial results had not met expectations.  We concluded that the continued operation of these campuses was inconsistent with our strategic goals.  As a result of the above, we reviewed the related goodwill and long-lived assets for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As a result of the goodwill review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.  Additionally, under SFAS No. 144, long-lived assets shall be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  As a result of the Plan, some of our long-lived assets have been abandoned.  Accordingly, we determined that certain long-lived assets would not be recoverable at June 30, 2007 and recorded a non-cash charge of $0.9 million to reduce the carrying value of these assets to their estimated fair value.

Index

Discontinued Operations

As of September 30, 2007 we had ceased all operations at these three campuses and determined that, in accordance with SFAS No. 144, the operations of these campuses should be reflected as discontinued operations for all periods presented.  During the three months ended September 30, 2007 the following has been recorded in discontinued operations in the accompanying statements of operations as “Discontinued Operations”:

Revenue	$727
Operating loss	(2,359)
Impairment of long-lived assets	(94)
Retention bonuses paid to staff	(153)
Present value of non-cancelable lease commitments	(1,999)
Other commitments	(170)
Loss from discontinued operations	(4,048)
Benefit for income taxes	(1,717)
Net loss from discontinued operations	$(2,331)

Footnote No. 3 to our condensed consolidated financials statements included in this quarterly report provides further information on the impact of closing of these campuses.

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

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2007 and 2006 was 5.3% and 5.7%, respectively and for the nine months ended September 30, 2007 and 2006 was 5.2% and 5.2%, respectively.  Our exposure to changes in our bad debt expense could impact our operations. A change of 1% in our bad debt expense as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006 would have resulted in an increase in bad debt expense of $0.9 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively and $2.4 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Index

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

As discussed in “Impairment of Goodwill and Long-lived Assets” above, as a result of a decision to close three of our campuses we conducted a review of our goodwill as of June 30, 2007.  In connection with that review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.  Goodwill represents a significant portion of our total assets. As of September 30, 2007, goodwill was approximately $82.9 million, or 34.9%, of our total assets. At December 31, 2006, we tested our goodwill for impairment utilizing a market capitalization approach and determined that we did not have an impairment.  Except for the planned cessation of operations at the three campuses mentioned above, no additional events have occurred subsequent to December 31, 2006 or June 30, 2007 that would mandate retesting.

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

Index

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

Index

Results of Continuing Operations

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.8%	42.7%	44.0%	42.3%
Selling, general and administrative	47.9%	50.5%	52.2%	51.8%
Total costs and expenses	90.7%	93.2%	96.2%	94.1%
Operating income	9.3%	6.8%	3.8%	5.9%
Other loss	0.0%	(0.3)%	0.0%	(0.1)%
Interest expense, net	(0.7)%	(0.7)%	(0.7)%	(0.4)%
Income from continuing operations before income taxes	8.6%	5.8%	3.1%	5.5%
Provision for income taxes	3.6%	2.4%	1.3%	2.2%
Net income from continuing operations	5.0%	3.4%	1.8%	3.3%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues.  Revenues increased by $4.7 million, or 5.7%, to $86.6 million for the three months ended September 30, 2007 from $81.9 million for the comparable period in 2006.  The increase in revenue for the quarter was attributable in part to a 2.3% increase in average student population, which increased to 18,185 for the quarter ended September 30, 2007 from 17,774 for the quarter ended September 30, 2006.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the quarter ended September 30, 2007 were $37.1 million, representing an increase of $2.1 million, or 6.0%, as compared to $34.9 million for the quarter ended September 30, 2006.  The increase in educational services and facilities expenses was due to: (i) books and tool expenses, which increased by $1.2 million, or 23.8%, as compared to the quarter ended September 30, 2006 due to higher tool sales during the period; and (ii) facilities expenses, which increased by approximately $0.9 million over the same quarter in 2006.  Approximately $0.5 million of the increase in facilities expenses was due to additional square footage at some of our facilities to accommodate new programs and higher utility, insurance and property taxes.   The remainder of the increase was attributable to higher repairs and maintenance expense at our facilities ($0.2 million) and overflow housing expenses ($0.2 million) at one of our destination campuses over the same period in 2006.    As a percentage of revenue, educational services and facilities expenses for the second quarter of 2007 increased to 42.8% from 42.7% in 2006.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the quarter ended September 30, 2007 were $41.4 million, consistent with the quarter ended September 30, 2006.  For the three months ended September 30, 2007, our sales and marketing expenses decreased by approximately $2.0 million from the same period in 2006.  This decrease was the result of the additional marketing expenses incurred in the third quarter of 2006, to compensate for the shortfall we experienced in the high school market, coupled with a shift in mix between television advertising and web based initiatives.  Offsetting this decrease in sales and marketing expenses was an increase of $2.0 million in administrative expenses. The increase in administrative expenses during the quarter was due to the hiring of additional personnel in anticipation of higher enrollment levels and to yearly compensation increases to existing personnel.   Additionally, during the quarter we entered into an agreement with a vendor for certain equipment at our campuses.  We incurred an upfront one time non-cash charge of $0.5 million in connection with this agreement.   As a percentage of revenue, selling, general and administrative expenses for the third quarter of 2007 decreased to 47.9% from 50.5% in 2006.

For the quarter ended September 30, 2007, our bad debt expense was 5.3% as compared to 5.7% for the same quarter in 2006.

Net interest expense.  Our net interest expense for each of the quarters ended September 30, 2007 and 2006 was $0.6 million.   As of September 30, 2007, we had $5.0 million outstanding under our credit agreement as compared to September 30, 2006 when we had $17.2 million of debt comprised of $10.0 million outstanding under our credit agreement and a mortgage note assumed in connection with our acquisition of FLA for $7.2 million.  For the quarter ended September 30, 2007, our average amounts outstanding under our credit agreement was $16.0 compared to $10.8 for the quarter ended September 30, 2006.

 Income taxes.  For the quarter ended September 30, 2007 we recorded a provision of $3.1 million, or 41.6% of pretax income.  As a percentage of pretax income, our provision was essentially unchanged from the $2.0 million, or 41.5% of pretax income, for the quarter ended September 30, 2006.

Index

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues.  Revenues increased by $10.3 million, or 4.5%, to $237.5 million for the nine months ending September 30, 2007 from $227.2 million for the comparable period in 2006.  Included in revenue for the nine months ended September 30, 2007 was an increase of approximately $6.5 million over the corresponding prior period from our acquisition of FLA, on May 22, 2006.   The remainder of the increase in revenue during the period was attributable to our Queens facility, which we opened in March 2006.  This facility was a start-up facility in 2006 and only contributed six months of earnings for the nine month period ending September 30, 2006.  For the nine months ended September 30, 2007, the Queens campus was in operation for the full period.  Revenue for the period was also impacted positively by tuition increases which averaged 3.5% for 2007 and a 0.4% increase in average student population, which increased to 17,193 for the nine months ended September 30, 2007 from 17,132 for the nine months ended September 30, 2006.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the nine months ended September 30, 2007 were $104.5 million, representing an increase of $8.4 million, or 8.8%, as compared to $96.1 million for the nine months ended September 30, 2006.  The acquisition of FLA resulted in $2.5 million of this increase.  The remainder of the increase in educational services and facilities expenses was primarily due to: (i) instructional expenses, which increased $0.5 million, or 1.0% due to yearly compensation increases; (ii) books and tool expenses, which increased by $1.7 million, or 15.0%, as compared to the nine months ended September 30, 2006 due higher tool sales during the period; and (iii) facilities expenses, which increased by approximately $3.7 million over the same period in 2006.  Approximately $1.7 million of the increase in facilities expenses was due to additional square footage at some of our facilities and higher utility, insurance and property taxes.   The remainder of the increase was attributable to higher repairs and maintenance expense at our facilities ($1.3 million) and increased depreciation expense ($0.5 million) over the same period in prior year.    Of the $1.3 million increase in repairs and maintenance expenses as of September 30, 2007, $0.8 million was due to repairs and maintenance expenses at one of our campuses during the first quarter of 2007.  As a percentage of revenue, educational services and facilities expenses for the third quarter of 2007 increased to 44.0% from 42.3% in 2006.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the nine months ended September 30, 2007 were $124.1 million, representing an increase of $6.4 million, or 5.4%, as compared to $117.7 million for the nine months ended September 30, 2006.  Included in the $124.1 million was an incremental increase of $3.2 million, or 50.8%, related to the acquisition of FLA.  On a same school basis, selling, general and administrative expenses increased by $3.2 million from the comparable period in 2006, due to increases of $0.9 million in sales expense, resulting from yearly compensation increases and a higher number of sales representatives as compared to the same period in 2006, a $1.1 million decrease in marketing expenditures, a $0.2 million increase in student services, and a $3.2 million increase in administrative expenses. The decrease in marketing expenses for the nine months ended September 30, 2007 was the result of the additional marketing expenses incurred in the third quarter of 2006, to compensate for the shortfall we experienced in the high school market, coupled with a shift in mix between television advertising and web based initiatives.  The increase in administrative expenses during the period was due to yearly compensation increases and increased expenses associated with pay incentives.  Additionally, during the three months ended September 30, 2007 we entered into a Master Agreement with a vendor for certain copiers for our campuses.  We incurred an upfront one time non-cash charge of $0.5 million in connection with this agreement.  As a percentage of revenue, selling, general and administrative expenses for the nine months ended September 30, 2007 increased to 52.2% from 51.8% in 2006.

For the nine months ended September 30, 2007 and 2006, our bad debt expense was 5.2% and 5.2%, respectively.

Impairment of goodwill and long-lived assets.  As of June 30, 2007, we recorded a non-cash charge of $3.0 million related to the impairment of goodwill and other long term assets due to the planned cessation of operations at three of our campuses.  See “Impairment of Goodwill and Long-lived Assets”.

Net interest expense.  Our net interest expense for the nine months ended September 30, 2007 was $1.7 million, representing an increase of $0.8 million from the nine months ended September 30, 2006.  This increase was primarily due to the decrease in our average cash balances during the period as compared to the nine months ended September 30, 2006.

 Income taxes.  For the nine months ended September 30, 2007 we recorded a provision for income taxes of $3.0 million, or 41.7% of pretax income, as compared to a provision of $5.1 million, or 41.1% of pretax income, for the nine months ended September 30, 2006.  The increase in our effective tax rate for the period was primarily attributable to the tax benefit associated with the exercise of stock options, coupled with the effect of the FLA acquisition.  For federal tax purposes, FLA is a separate C Corporation.

Index

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.  The following chart summarizes the principal elements of our cash flow for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$8,950	$1,666
Net cash used in investing activities	$(17,003)	$(49,037)
Net cash provided by financing activities	$5,129	$9,554

At September 30, 2007 we had cash and cash equivalents of $3.5 million, compared to $6.5 million as of December 31, 2006.  For the nine months ended September 30, 2007, cash and cash equivalents decreased by approximately $2.9 million from December 31, 2006.  This decrease was mainly attributable to normal seasonal patterns of lower student populations in the first half of the year.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  In addition, we have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first six months of 2007, we borrowed $21.5 million under our credit facility.  During the three months ended September 30, 2007, we repaid $16.5 million of those borrowings.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our credit agreement.    At September 30, 2007, we had borrowings available under our credit agreement of approximately $90.6 million, including a $15.6 million sub-limit on letters of credit.

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

Operating Activities

Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2007 compared to $1.7 million for the nine months ended September 30, 2006.  The $7.3 million increase in cash provided by operating activities was primarily due to improved focus on the packaging of student financial aid.  This resulted in (i)  better cash collections during the period as compared to the comparable period in prior year (as evidenced by the decrease in day’s sales outstanding to 22.8 days for the three months ended September 30, 2007 from 24.3 days for the three months ended September 30, 2006) and (ii) an increase as compared to prior year in unearned tuition.

Investing Activities

Net cash used in investing activities decreased by $32.0 million to $17.0 million for the nine months ended September 30, 2007 from $49.0 million for the nine months ended September 30, 2006.  Our decrease in cash used in investing activities was primarily due to the purchase of FLA in May of 2006, offset by increased purchases of property and equipment.  Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology and in operating systems.

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

Index

Capital expenditures are expected to increase as we upgrade and expand current equipment and facilities and open new facilities to meet increased student enrollments.  Additionally, we are evaluating several other expansion opportunities.  We expect to be able to fund these capital expenditures with cash generated from operating activities.

Financing Activities

Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $9.6 million for the nine months ended September 30, 2006.  This increase in 2007 was attributable to our borrowing $21.5 million under our credit agreement during the first half of 2007.   During the third quarter we repaid $16.5 million of these borrowings.  Due to normal seasonal patterns, our student populations are generally at the lowest levels during the first half of the year and increase during the second half of the year.  As a result, during the first half of the year, we typically borrow funds to finance our operations and repay those funds in the second half of the year.

Under the terms of our credit agreement, the lending syndicate provided us with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.

The following table sets forth our long-term debt at the dates indicated:

	September 30,	December 31,
	2007	2006
Credit agreement	$5,000	$-
Finance obligation	9,672	9,672
Automobile loans	21	37
Capital leases-computers (with rates ranging from 6.7% to 10.7%)	735	151
Subtotal	15,428	9,860
Less current portion	(206)	(91)
	$15,222	$9,769

Contractual Obligations

Long-Term Debt.  As of September 30, 2007, our long-term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and various equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2007, measured from the end of our fiscal year, December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit agreement	$5,000	$-	$5,000	$-	$-
Capital leases (including interest)	883	240	348	295	-
Operating leases	135,820	15,839	28,372	24,492	67,117
Rent on finance obligation	12,454	1,334	2,669	2,669	5,782
Automobile loans (including interest)	21	21	-	-	-
Total contractual cash obligations	$154,178	$17,434	$36,389	$27,456	$72,899

Capital Expenditures. We have entered into commitments to expand or renovate campuses. These commitments are in the range of $4.0 to $6.0 million in the aggregate and are due within the next 12 months. Total capital expenditures for the year are expected to range between 3 to 5% of revenues.  We expect to fund these commitments from cash generated from operations.

Index

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2007, except for our letters of credit of $4.4 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Similar to other public for-profit post secondary education companies, the increase in our average undergraduate enrollments has not met our historical or anticipated growth rates.  As a result of the slow down in 2005 and 2006, we entered 2007 with fewer students enrolled than we had in January 2006.  This trend has continued through the first half of 2007 and resulted in a shortfall in our expected enrollments during the first half of 2007.  We experienced a reversal of this trend during the third quarter of 2007, mainly as a result of better execution and the benefit of initiatives we put in place in the last several quarters.  While we have not seen any change to the challenging environment we are operating in, we believe that through better execution and the continued benefit of the various initiatives we implemented, we will be able to sustain positive organic growth for the remainder of the year.   The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students.  We believe that the slow down can be attributed to many factors, including:  (a) the economy and the labor market; (b) the availability of student financing; (c) the dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increased competition in the marketplace.

Despite soft organic enrollment trends and increased volatility in the near term, we believe that our growth initiatives as well as the steps we have taken to address the challenging trends that our industry is currently facing will produce positive growth over the long-term.  We continue to be prudent and realistic, with a view toward ensuring that operations that have not grown as rapidly as expected are right sized.  Accordingly, we believe that our operating strategy, business model and infrastructure are well suited for the short-term and long-term business opportunities.  We also continue to make investments in areas that are demonstrating solid growth.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its on-going business operations.  The Company has a credit agreement with a syndicate of banks.  The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock.  Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of September 30, 2007, the Company has $5.0 million outstanding under the credit agreement.  Interest on these borrowings at September 30, 2007 ranged from 6.32% to 8.25%.

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

Date: November 9, 2007

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Principal Accounting and Financial Officer)