Form 10-K
period 2007-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2008-03-17
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

 ☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the 4,668,347 shares of common stock held by non-affiliates of the Registrant issued and outstanding as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was $69,371,636. This amount is based on the closing price of the common stock on the Nasdaq Global Market of $14.86 per share on June 29, 2007. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of Registrant’s common stock outstanding as of March 13, 2008 was 25,986,648.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2007

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	actual or anticipated fluctuations in our results of operations;
•	our failure to comply with the extensive regulatory framework applicable to our industry or our failure to obtain timely regulatory approvals in connection with a change of control of our company;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	risks associated with the opening of new campuses;
•	risk associated with integration of acquired schools;
•	industry competition;
•	our ability to continue to execute our growth strategies;
•	conditions and trends in our industry;
•	general and economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  We caution you not to unduly rely on the forward-looking statements when evaluating the information presented herein.

Index

PART I.

ITEM 1.	BUSINESS

OVERVIEW

We are a leading and diversified for-profit provider of career-oriented post-secondary education as measured by total enrollment and number of graduates. We offer recent high school graduates and working adults degree and diploma programs in five principal areas of study: automotive technology, health sciences, skilled trades, business and information technology and spa and culinary. For the year ended December 31, 2007, our automotive technology program, our health science program, our skilled trades program, our business and information technology program and, our spa and culinary program accounted for approximately 39%, 30%, 15%, 7%, and 9%, respectively, of our average enrollment. We had 18,013 students enrolled as of December 31, 2007 and our average enrollment for the year ended December 31, 2007 was 17,687 students, an increase of 1.7% from our average enrollment of 17,397 for the year ended December 31, 2006. For the year ended December 31, 2007, our revenues were $327.8 million, which represents an increase of 5.5% from the year ended December 31, 2006. Excluding our acquisition of New England Institute of Technology at Palm Beach, Inc., or FLA, in May 2006, our revenues and average enrollments would have increased by 3.2% and decreased by 0.4%, respectively, compared to the year ended December 31, 2006. For the year ended December 31, 2006, our revenues were $310.6 million, which represents an 8.1% increase from the year ended December 31, 2005.  Excluding our acquisition of Euphoria Institute of Beauty Arts and Sciences, or Euphoria, in December 2005 and FLA in May 2006, our revenues and average enrollments would have increased by 2.8% and decreased by 3.3%, respectively, compared to the year ended December 31, 2005.

As of December 31, 2007 we operated 34 campuses in 17 states. We operate our campuses under the following five brand names:  Lincoln Technical Institute, Lincoln College of Technology, Nashville Auto-Diesel College (NADC), Southwestern College and Euphoria Institute of Beauty Arts and Sciences.  In February 2007, we completed a re-branding initiative to consolidate 26 of our schools under the Lincoln Technical Institute and Lincoln College of Technology brand names, with the remaining schools continuing to operate under their pre-existing names.  Most of our campuses serve major metropolitan markets and each typically offers courses in multiple programs.  Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education, or DOE, and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In May 2007, we announced a realignment pursuant to which we created separate managerial oversight for two groups of educational programs:
•	Lincoln Technical Group. The Lincoln Technical Group primarily focuses on our largest automotive technology and skilled trades programs.
•	Lincoln Education Group. The Lincoln Education Group primarily focuses on our health sciences, spa and culinary and business and information technology programs, as well as our online programs.

This realignment is intended to promote efficiencies across our operations and further enhance our ability to execute on our strategy.

On January 11, 2005, we acquired the rights, title and interest in the assets used in the conduct and operation of New England Technical Institute which was re-branded as Lincoln Technical Institute (“NETI”), for approximately $18.8 million, net of cash acquired. NETI operates four schools in New Britain, Hamden, Shelton and Cromwell, Connecticut and provides programs in automotive technology, health sciences, business and information technology, skilled trades and spa and culinary. This acquisition expanded our presence in the northeastern United States.

On December 1, 2005, we acquired the rights, title and interest in the assets used in the conduct and operation of Euphoria for approximately $9.2 million, net of cash acquired. Euphoria operates two campuses, in Las Vegas and Henderson, Nevada. Euphoria currently offers certificates programs in esthetics, cosmetology and nail design.

On March 27, 2006, we opened our new automotive campus in Queens, New York.

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

Index

Our principal business is providing post-secondary education. Accordingly, our operations aggregate into one reporting segment.

DISCONTINUED OPERATIONS

On July 31, 2007, our Board of Directors approved a plan to cease operations at our Plymouth Meeting, Pennsylvania, Norcross, Georgia and Henderson, Nevada campuses.  As a result of the above decision, we reviewed the related goodwill and long-lived assets for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of September 30, 2007, all operations had ceased at these campuses and, accordingly, the results of operations of these campuses have been reflected in the accompanying statements of operations as “Discontinued Operations” for all periods presented.

The results of operations at these three campuses for each of the three year period ended December 31, 2007 were comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue	$4,230	$10,876	$11,853
Operating expenses	(13,760)	(13,493)	(14,432)
	(9,530)	(2,617)	(2,579)
Benefit for income taxes	(4,043)	(1,085)	(1,004)
Loss from discontinued operations	$(5,487)	$(1,532)	$(1,575)

AVAILABLE INFORMATION

Our website is www.lincolnedu.com. We make available on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statement on Schedule 14A and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. You can access this information on our website, free of charge, by clicking on “Investor Relations.” The information contained on or connected to our website is not a part of this annual report on Form 10-K.

BUSINESS STRATEGY

Our goal is to strengthen our role as a leading and diversified provider of career-oriented post-secondary education by continuing to pursue the following:

Maximize Utilization of Existing Facilities.    We believe that by creating separate oversight for two groups of educational programs, we will be able to improve the day-to-day management, operational efficiency and capacity utilization of our campuses.  We are also focused on improving capacity utilization through increased enrollments, and we expect to continue investing in marketing resources to attract new students.

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

In 2006 we opened our expanded Grand Prairie campus and added collision repair to its existing offerings of automotive and diesel technology. In 2007 we completed construction of the Center for Culinary Arts at our Columbia, Maryland facility and our first class started in the third quarter.  Similarly, we added a Euphoria cosmetology program to our Lincoln, Rhode Island campus and classes began in the third quarter.  Throughout 2007 we also expanded our criminal justice program, which we introduced in 2006, into five additional campuses. Finally, we were able to accelerate the expansion of our practical nursing program into New Jersey by acquiring a troubled program which we improved and subsequently received approval to expand to two other locations within the state.  Today we have three campuses offering practical nursing in New Jersey. In total for 2008, we expect to replicate at least eight existing programs across six different campuses.

Index

We are also continuing to expand our associate degree offerings. We currently offer associate degrees at 16 of our campuses bringing the total enrollment in associate degree programs to approximately 21.4% and 16.5% of our enrolled students as of December 31, 2007 and 2006, respectively. In 2008 we expect to receive approval to offer degrees at our Grand Prairie, Texas campus.  In 2006, we acquired our first bachelor’s degree program in culinary arts, and we will launch in 2008 at least five internally developed bachelor degree programs.

Expand Existing Facilities. We are expanding our existing facilities and relocating other schools to expand capacity. In October 2005, we acquired an additional 100,000 square foot facility in Grand Prairie, Texas, which combined with our existing facility, tripled the size of the original 50,000 square foot facility. We opened this new facility in the second quarter of 2006 and combined with the existing school will be able to serve approximately 2,200 students. Also in Grand Prairie, we completely renovated our former auto school and converted it to a skilled trade school which will open in the first quarter of 2008.  With the additional space we will be able to add electrician and welding programs to our existing HVAC program.  This additional space will allow us to grow our student population and further diversify our product offerings to obtain greater penetration in a large existing market.  Also in 2007 we enlarged two Southwestern College facilities, Tri County and Dayton in order to accommodate the increased demand in those markets.  In 2008 we will open an expanded Brockton campus which will allow us to expand that school’s offerings from two programs to four. Operationally, these new facilities are more efficient to manage and will accommodate increased enrollments and programs.

Expand Existing Geographic Markets. In certain markets we believe that we can leverage our marketing and advertising dollars by opening additional campuses and obtaining greater market penetration.  One example of this strategy is our expansion in the New York metropolitan area with the opening of our Queens, NY automotive school in partnership with the Greater New York Area Automobile Dealers Association.  We opened the school on March 27, 2006.  In 2008 we will be expanding our presence in Las Vegas with the opening of the our Euphoria campus in the north end of Las Vegas which will enable us to better serve this fast growing city.

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

Enter New Geographic Markets. We continually search for entry into markets where we can start new schools. In May 2006 we entered the Florida market with the acquisition of FLA .  This acquisition provides a presence within one of the largest states as well as an opportunity to more easily market to the Caribbean market.  In 2008 we expect to open a campus in one new market.

Enter New Areas of Study. We continually search for new, high-growth areas of study that are in demand by students and employers. We typically require six to 18 months to develop new programs and to obtain necessary regulatory approvals.  In 2006, we launched Criminal Justice programs both on ground and online and in 2007 we rolled it out to additional campuses.  Similarly we have created a new Network Communication and Information Systems program that we launched in several schools in the fourth quarter of 2007 and will expand to an additional eight schools in the first half of 2008.  Also, our research indicates that there is a strong demand for skilled trades professionals, especially in the industrial and commercial sector.  Consequently we developed our first welding program which will launch in the first quarter of 2008.  We expect to roll these programs out to additional campuses over time.

We are developing several other new programs in the health sciences, business and information technology and skilled trades, and some of these programs are expected to be approved for offering in 2008.

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

Introduce Online Education Alternatives.    We recently launched our online initiative to capitalize on the rapidly growing demand for, and flexibility provided by, online education alternatives. Initially, we were offering some of our diploma graduates the opportunity to earn their associate degree online and in June 2006 we launched our first 100% online program. In December 2006, we launched our second 100% online program. In 2007 we launched five programs in information technology, or IT, and ten degree completer programs which will enable diploma students in a range of programs from automotive to culinary to obtain an associates degree.  In 2008 we expect to launch five associate and bachelor business programs. We believe that our online initiatives will broaden our addressable market and be an attractive option for students without the geographic or financial flexibility to enroll in campus-based programs.

Index

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our programs are designed to be completed in 14 to 105 weeks. Tuition for programs ranges from $8,800 to $34,900, depending on the length of the program and the area of study. All of our schools offer diploma and certificate programs, 16 of our schools are currently approved to offer associate degree programs and one school is approved to offer a bachelor’s degree program. In order to accommodate the schedules of our students and maximize classroom utilization, we typically offer courses five days a week in three shifts a day and start new classes every month. Also for those students who do not live near one of our campuses or whose schedules prevent them from attending school we offer several programs online.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index

The following table lists the programs offered as of December 31, 2007 and the average number of students enrolled in each area of study for the year ended December 31, 2007:

Program Offered
Area of Study	Bachelor	Associate	Diploma or Certificate	Average Enrollment	Percent of Total Enrollment
Automotive Technology	-	Auto Service Management, Collision Repair, Diesel Technology, Diesel & Truck Service Management	Automotive Mechanics, Automotive Technology, Collision Repair, Diesel Truck Mechanics, Diesel Technology, Diesel & Truck Technology, Master Automotive Technology	6,840	39%

Health Sciences	-	Medical Assisting Technology, Medical Administrative Assistant Technology, Dental Office Management	Medical Administrative Assisting, Medical Assisting, Pharmacy Technology, Medical Billing and Coding, Dental Assisting, Licensed Practical Nurse	5,386	30%

Skilled Trades	-	Mechanical / Architectural Drafting, Electronics Engineering Technology, HVAC	Electronic Servicing, Electronics Engineering Technology, Electronics System Technology, HVAC, Mechanical / Architectural Drafting, Electrician	2,591	15%

Spa and Culinary	Culinary Management	Culinary Arts, Cosmetology Management, Food and Beverage, Baking and Pastry, Culinary Management	Culinary Arts, Baking & Pastry, Cosmetology, Esthetics, Nail Technician, Therapeutic, Massage & Body Technology	1,640	9%

Business and Information Technology	-	PC Systems & Networking Technology, Network Systems Administration, Business Administration, Criminal Justice	Business Administration, Network Systems Administrating, PC Support Technology, Criminal Justice	1,230	7%

		Total:		17,687	100%

Index

Automotive Technology.    Automotive technology represents our largest area of study, with 39% of our average student enrollments for the year ended December 31, 2007. Our automotive technology programs are 38 to 92 weeks in length, with tuition rates of $10,000 to $34,900. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of employers, ranging from automotive and diesel dealers, independent auto body paint and repair shops, to trucking and construction companies.

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

Each of our Lincoln Technical Institute schools, with the exception of our Allentown, Pennsylvania campus, offer programs in automotive technology in addition to other technical programs. Lincoln College of Technology (formerly Denver Automotive & Diesel College) (“Denver LCT”) and Nashville Auto-Diesel College currently offer programs exclusively in automotive technology. Denver LCT, Nashville Auto-Diesel College, Grand Prairie, Texas Lincoln Technical Institute and our Indianapolis, Indiana Lincoln College of Technology schools are destination schools, attracting students from throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2007, health sciences represented our second largest area of study, representing 30% of our total average enrollments. Our health science programs are 30 to 92 weeks in length, with tuition rates of $10,900 to $30,700. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our medical assistant and medical administrative assistant programs are our largest health science programs.

We offer health science programs at 21 schools, including five Southwestern Colleges and 16 Lincoln College of Technology and Lincoln Technical Institute schools.

Skilled Trades.    For the year ended December 31, 2007, 15% of our average student enrollments were in our skilled trades programs. Our skilled trades programs are 30 to 91 weeks in length, with tuition rates of $15,300 to $28,500. Our skilled trades programs include electrician, heating, ventilation and air conditioning repair, drafting and computer-aided design and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable, wiring and HVAC installer and servicer and drafting technician. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms.

We have introduced our electronic system technician program to seven campuses and plan to expand it to additional campuses. Students in these programs are trained to install and service equipment such as alarm systems, cable infrastructure, home entertainment systems, fiber-optic wiring in homes and offices, and satellite and telecommunication systems.

In 2007 we developed our first welding program, which we will launch in the first quarter of 2008.  This program was developed based on the National Center for Construction Education and Research (NCCER) curriculum.  NCCER is a not-for-profit education foundation created to help address the critical workforce shortage facing the construction industry and to develop industry-driven standardized craft training programs with portable credentials.

We offer skilled trades programs at 13 of our 25 Lincoln Technical Institute and Lincoln College of Technology campuses.

Spa and Culinary.    For the year ended December 31, 2007, 9% of our average student enrollments were in our spa and culinary programs. Our spa and culinary programs are 14 to 97 weeks in length, with tuition rates of $8,800 to $27,300.  Our spa programs include therapeutic massage, cosmetology and esthetics.  Graduates work in salons, spas, cruise ships or for themselves.  We offer massage programs at 14 campuses and cosmetology programs at six campuses.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  We offer culinary programs at the Florida Culinary Institute and three Centers for Culinary Arts.

Business and Information Technology.    For the year ended December 31, 2007, 7% of our average student enrollments were in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 30 to 96 weeks in length, with tuition rates of $12,000 to $27,165.  We have focused our current IT program offerings on those that are most in demand, such as our PC systems technician, network systems administrator and business administration specialist programs.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  We offer these programs at 15 of our campuses.

Index

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

Recruiting.    Our recruiting efforts are conducted by a group of approximately 403 field- and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2007, we have recruited approximately 22% of our students directly out of high school.

Campus-Recruiting.    When a potential student is identified through our marketing and recruiting efforts, one of our representatives is paired with the potential student to follow up on an individual basis. Our media advertisements contain a unique toll-free number and our telephone system automatically directs the call to the campus nearest the caller. At this point, a recruiting representative will respond to the inquiry, typically within 24 hours. The representatives are trained to explain in detail the opportunities available within each program and schedule an appointment for the potential student to visit the school and tour the school's facilities.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 18,013 students enrolled as of December 31, 2007 and our average enrollment for the year ended December 31, 2007 was 17,687 students, an increase of 1.7% from December 31, 2006. Excluding our acquisition of FLA in May 2006, our average enrollments would have decreased by 0.4%. Our average enrollment for the year ended December 31, 2006 was 17,397 students, an increase of 2.0% from December 31, 2005.  Excluding our acquisition of Euphoria in December 2005 and FLA in May 2006, our average enrollments would have decreased by 3.3%.

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

Index

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

As of December 31, 2007, we had approximately 2,671 employees, including 648 full-time faculty and 348 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2008 through 2012. We believe that we generally have good relationships with these unions and our employees.

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

We compete with other institutions that are eligible to receive Title IV funding. This includes four-year, not-for-profit public and private colleges and universities, community colleges and all for-profit institutions whether they are four years, two years or less. Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive, allied health and skilled trades programs will have a different group of competitors than a school offering allied health, business/IT and skilled trades. Also, because schools can add new programs within six to twelve months, new competitors can emerge relatively quickly. Moreover, with the introduction of online learning, the number of competitors in each market has increased because students can now stay local but learn from a non-local institution.

Notwithstanding the above, today we mainly compete with community colleges and other career schools, both for-profit and not-for-profit. We focus on programs that are in high demand. We compete against community colleges by seeking to offer more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We compete against the other career schools by seeking to offer a higher quality of education, higher quality instructional equipment and a better overall value. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors. As we continue to add courses and degree programs, our competitors within a given market increases and thus we face increased competition.

Index

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

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of individual resources, family contributions, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2007, approximately 80% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs are to the student, who then applies those funds to the cost of his or her education.

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

State Authorization

Each of our schools must be authorized by the applicable education agencies in the states in which the school is physically located, and in some cases other states, in order to operate and to grant degrees, diplomas or certificates to its students. Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state, notwithstanding the lack of a physical location in that state.  State agency authorization is also required in each state in which a school is physically located in order for the school to become and remain eligible to participate in Title IV Programs.  If we are found not to be in compliance with the applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to stop providing services in that state, which could have a material adverse effect on our business and results of operations.  Currently, each of our schools is authorized by the applicable state education agencies in the states in which the school is physically located and in which it recruits students.

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. Currently, we have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $14.0 million. These bonds are backed by $2.4 million of letters of credit.

If any of our schools fail to comply with state licensing requirements, they are subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school and its related main campus and/or additional locations would lose its eligibility to participate in Title IV Programs, be unable to offer its programs and we could be forced to close that school. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students in that state. We believe that each of our schools is in substantial compliance with the applicable education agency requirements in each state in which it is physically located.

Index

Due to state budget constraints in certain states in which we operate, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval could prevent us from making such changes or could delay our ability to make such changes.

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. Fifteen of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology or ACCSCT, and eighteen of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS. Both of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Accrediting Commission of Career Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA	December 4, 2003	May 1, 2008
Union, NJ	June 4, 2004	February 1, 2009
Mahwah, NJ*	December 9, 2004	August 1, 2009
Melrose Park, IL	March 11, 2005	November 1, 2009
Denver, CO	September 8, 2006	February 1, 2011
Columbia, MD	March 13, 2007	February 1, 2012
Grand Prairie, TX	May 29, 2007	August 1, 2011
Allentown, PA	January 1, 2007	January 1, 2012
Nashville, TN	May 1, 2007	May 1, 2012
Indianapolis, IN	December 9, 2002	November 1, 2007***
New Britain, CT	June 6, 2003	December 31, 2008
Shelton, CT**	September 3, 2005	September 1, 2008
Cromwell, CT**	November 22, 2006	November 1, 2011
Hamden, CT**	July 1, 2007	July 1, 2012
Mt. Laurel, NJ**	May 1, 2007	May 1, 2009
Queens, NY*	June 30, 2006	June 30, 2008

*	Branch campus of main campus in Union, NJ
**	Branch campus of main campus in New Britain, CT
***	Currently going through re-accreditation

Index

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Brockton, MA****	April 14, 2005	December 31, 2008
Lincoln, RI	April 14, 2005	December 31, 2008
Lowell, MA**	December 7, 2004	December 31, 2008
Somerville, MA	December 7, 2004	December 31, 2008
Philadelphia (Center City), PA*	April 23, 2007	December 31, 2012
Edison, NJ	April 23, 2007	December 31, 2012
Marietta, GA****	April 14, 2005	December 31, 2008
Mt. Laurel, NJ*	April 23, 2007	December 31, 2012
Paramus, NJ*	April 23, 2007	December 31, 2012
Philadelphia (Northeast), PA*	April 23, 2007	December 31, 2012
Dayton, OH	April 14, 2006	December 31, 2009
Cincinnati (Vine Street), OH***	April 14, 2006	December 31, 2009
Cincinnati (Northland Blvd.), OH***	April 14, 2006	December 31, 2009
Franklin, OH***	April 14, 2006	December 31, 2009
Florence, KY***	April 14, 2006	December 31, 2009
West Palm Beach, FL	December 11, 2006	December 31, 2008
Summerlin, NV	April 18, 2007	December 31, 2008
Green Valley, NV	April 18, 2007	December 31, 2008

*	Branch campus of main campus in Edison, NJ
**	Branch campus of main campus in Somerville, MA
***	Branch campus of main campus in Dayton, OH
****	Branch campus of main campus in Lincoln, RI

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation. If any one of our schools lost its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. Our Cincinnati (Vine Street), OH, campus is currently required to submit retention data to the ACICS.  Any institution required to submit retention data to the ACICS is required to obtain prior permission from the ACICS for the initiation of any new program and new branch campus or learning site.

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

Federal Family Education Loan.    Under the Federal Family Education Loan program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the DOE. Students with financial need qualify for interest subsidies while in school and during grace periods. For the year ended December 31, 2007, we derived approximately 60% of our Title IV revenues (calculated based on cash receipts) from the Federal Family Education Loan program.

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2007, we derived approximately 17% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    Under the Federal Supplemental Educational Opportunity Grant program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2007, we received less than 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Index

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the DOE and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2007, we derived less than 1% of our revenues (calculated based on cash receipts) from the Perkins program.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and programs administered under the Workforce Investment Act. In addition, many states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. Several states that provide financial aid to our students are facing significant budgetary constraints. We believe that the overall level of state financial aid for our students is likely to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

In addition to Title IV and other government-administered programs, all of our schools participate in alternative loan programs for their students. Alternative loans fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of their education. Students or their parents can apply to a number of different lenders for this funding at current market interest rates.

Effective February 2008, SLM terminated its tiered discount loan agreement with us pursuant to which SLM provided private party loans to our students.  As a result, we continue to search for alternative sub-prime loan providers but in the meantime we have decided to make financing available to students through our internal funding sources.

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

Index

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended, HEA or Higher Education Act, and the DOE's extensive regulations regarding institutional eligibility. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we have the following 15 institutions, collectively consisting of 15 main campuses and 20 additional locations:

Brand	Main Campus (es)	Additional Location (s)
Lincoln Technical Institute	Union, NJ	Mahwah, NJ
Queens, NY
Philadelphia, PA
Columbia, MD
Grand Prairie, TX
Allentown, PA
	Edison, NJ	Mount Laurel, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Northeast Philadelphia, PA
	Somerville, MA	Lowell, MA
	Lincoln, RI	Marietta, GA*
Brockton, MA
Henderson, NV (Green Valley)**
Las Vegas, NV (Summerlin)**
	New Britain, CT	Shelton, CT
Cromwell, CT
Hamden, CT
Mount Laurel, NJ

Lincoln College of Technology	Indianapolis, IN
Melrose Park, IL
Denver, CO
	West Palm Beach, FL	West Palm Beach, FL (Culinary)***

Nashville Auto Diesel College	Nashville, TN

Southwestern College of Technology	Dayton, OH	Cincinnati, OH (Vine Street)
Franklin, OH
Cincinnati, OH (Northland Blvd.)
Florence, KY

*	This campus operates under the Lincoln College of Technology brand.
**	These campuses operate under the Euphoria Institute of Beauty Arts & Sciences brands.
***	This campus operates under the Florida Culinary Institute brand.

All of our main campuses, including their additional locations, are currently certified by the DOE to participate in the Title IV Programs.  In connection with our acquisitions of Southwestern College, New England Technical Institute, and New England Institute of Technology at Palm Beach, we have received in each case an executed provisional program participation agreement from the DOE.

The DOE, accrediting commissions and state education agencies have responsibilities for overseeing compliance with Title IV Program requirements. As a result, each of our schools is subject to detailed oversight and review, and must comply with a complex framework of laws and regulations. Because the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

Index

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.    Political and budgetary concerns significantly affect Title IV Programs. Congress must reauthorize the Higher Education Act approximately every five years. Recently, Congress temporarily extended the provisions of the Higher Education Act, or HEA, pending completion of the formal reauthorization process. In February 2006, Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. We believe that, in 2008, Congress will either complete the reauthorization of the HEA or further extend additional provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the HEA, but at this time we cannot predict all of the changes the Congress will ultimately make.

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the Higher Education Act reauthorizations. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could reduce our student enrollment and our revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.  The College Cost Reduction & Access Act, which was signed into law in September 2007, cut approximately $22 billion in subsidies to federal student lenders and guarantors as an offset to increases to federal financial aid.  This resulted in significant changes to the terms that alternative lending providers were willing to make and resulted in the tiered discount programs.

The College Cost Reduction & Access Act reduces payments to lenders and guaranty agencies participating in the Federal Family Education Loan (FFEL) Program. This, in turn, reduces the profitability of the FFEL Program and will make access to these loans, as well as, private loans more difficult. The widening sub-prime mortgage crisis has negatively impacted student loans.  Lenders are experiencing difficulty in securing funding from the debt markets to make new student loans.

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

We have calculated that, for each of our 2007, 2006 and 2005 fiscal years, none of our institutions derived more than 86.6% of its revenues from Title IV Programs. For our 2007 fiscal year, our institutions' 90/10 Rule percentages ranged from 70.1% to 86.6%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Student Loan Defaults.    An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. An institution whose Federal Family Education Loan cohort default rate is 25% or greater for three consecutive federal fiscal years (which correspond to our fiscal years) loses eligibility to participate in the Federal Family Education Loan and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose Federal Family Education Loan cohort default rate for any single federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated by the DOE.

Index

Federal Family Education Loan Program

None of our institutions has had a Federal Family Education Loan cohort default rate (as defined by the DOE) of 25% or greater for any of the federal fiscal years 2005, 2004 and 2003, the three most recent years for which the DOE has published such rates. Nine of our 15 institutions (which include 23 of 34 campuses) had default rates less than 10% for these years. These 23 campuses are eligible to disburse loans to first-time, first-year students without waiting for an initial 30 day period. The following table sets forth the Federal Family Education Loan cohort default rates for each of our 15 DOE numbered institutions for those fiscal years:

Institution	2005	2004	2003
Union, NJ	9.90%	7.60%	7.10%
Indianapolis, IN	7.50%	7.90%	7.90%
Philadelphia, PA	9.20%	12.80%	15.40%
Columbia, MD	7.50%	8.90%	8.80%
Allentown, PA	11.50%	7.00%	3.90%
Melrose Park, IL	11.60%	11.90%	9.60%
Grand Prairie, TX	14.60%	19.50%	10.80%
Edison, NJ	6.70%	3.30%	5.00%
Denver, CO	7.00%	8.40%	9.10%
Nashville, TN	5.20%	3.10%	1.80%
Lincoln, RI	12.80%	10.00%	7.40%
Somerville, MA	8.50%	10.60%	8.90%
Southwestern, OH	7.60%	3.20%	6.20%
New England, CT	4.60%	4.60%	1.70%
West Palm Beach, FL	4.70%	8.20%	9.20%

An institution whose cohort default rate under the FFEL program is 25% or greater for any one of the three most recent federal fiscal years does not meet the DOE standards of administrative capability may be placed on provisional certification status by the DOE. None of our institutions have a Federal Family Education Loan cohort default rate above 25% for any of the three most recent fiscal years for which the DOE has published rates.

Perkins Loan Program

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Denver LCT and NETI are our only institutions participating in the Perkins program. Denver LCT’s cohort default rate was 17.54% for students scheduled to begin repayment in the 2005-2006 federal award year. The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver LCT. Denver LCT continues to make loans out of its existing Perkins loan fund. Lincoln Technical Institute (New Britain, CT) is provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that NETI had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. Our New Britain, CT institution’s cohort default rate was 11.94% for students scheduled to begin repayment in the 2005-2006 federal award year.

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

The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The DOE then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight. If an institution's composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as "the zone." Under the DOE regulations, institutions that are in the zone are deemed to be financially responsible for a period of up to three years but are required to accept payment of Title IV Program funds under the cash monitoring or reimbursement method of payment and to provide to the DOE timely information regarding various oversight and financial events.

Index

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2005 and 2006 fiscal year reflecting a composite score of 2.5 and 1.7, respectively, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2007 fiscal year, we have calculated our composite score to be 1.8.

Beginning December 30, 2004 and for a period of three years, all of our institutions were placed on "Heightened Cash Monitoring, Type 1 status." As a result, we were subject to a less favorable Title IV fund payment system that required us to credit student accounts before drawing down Title IV funds and also required us to timely notify the DOE with respect to certain enumerated oversight and financial events.  The DOE has notified us that, as of December 31, 2007, we are no longer subject to Heightened Cash Monitoring, Type 1 status.

Return of Title IV Funds.    An institution participating in Title IV Programs must calculate the amount of unearned Title IV Program funds that have been disbursed to students who withdraw from their educational programs before completing them, and must return those unearned funds to the DOE or the applicable lending institution in a timely manner, which is generally within 45 days from the date the institution determines that the student has withdrawn.

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution's previous fiscal year. During the 2005 audit period Southwestern College made late returns of Title IV Program funds in excess of the DOE's prescribed threshold, most of which predated our acquisition of Southwestern College. As a result, in accordance with DOE regulations, we have submitted a letter of credit to the DOE in the amount of $0.3 million, which expires in July 2008.

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

Change of Control.  In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies and our accrediting commissions have standards pertaining to the change of control of schools, but these standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution's parent corporation. For a publicly traded corporation, DOE regulations provide that a change of control occurs in one of two ways: (a) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change of control or (b) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by the DOE.

Index

A significant purchase or disposition of our common stock could be determined by the DOE to be a change of control under this standard. Most of the states and our accrediting commissions include the sale of a controlling interest of common stock in the definition of a change of control although some agencies could determine that the sale or disposition of a smaller interest would result in a change of control. A change of control under the definition of one of these agencies would require the affected school to reaffirm its state authorization or accreditation. Some agencies would require approval prior to a sale or disposition that would result in a change of control in order to maintain authorization or accreditation.  The requirements to obtain such reaffirmation from the states and our accrediting commissions vary widely.

A change of control could occur as a result of future transactions in which our company or schools are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of the Company’s shares.

Opening Additional Schools and Adding Educational Programs.    For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to the DOE to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable DOE eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and take into account the DOE's approval requirements.

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

Some of the state education agencies and our accrediting commission also have requirements that may affect our schools' ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program. Our Cincinnati (Vine Street), OH campus is currently required to submit retention data to the ACICS.  Any institution required to submit retention data to the ACICS may be required to obtain prior permission from the ACICS for the initiation of any new program or new branch campus or learning site. We do not believe that these standards will create significant obstacles to our expansion plans.

Administrative Capability.    The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. These criteria require, among other things, that the institution:

•	Complies with all applicable federal student financial aid regulations;
•	Has capable and sufficient personnel to administer the federal student financial aid programs;
•	Has adequate checks and balance in its system of internal controls;
•	Divides the function of authorizing and disbursing or delivering Title IV Program Funds so that no office has the responsibility for both functions;
•	Establishes and maintains records required under the Title IV regulations;
•	Develops and applies an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV;
•	Has acceptable methods of defining and measuring the satisfactory academic progress of its students;
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

Index

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the Federal Family Education Loan program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. None of our institutions has a Federal Family Education Loan cohort default rate above 25% for any of the three most recent fiscal years for which the DOE has published rates. Denver LCT and NETI are our only institutions participating in the Perkins program. Denver LCT 's cohort default rate was 17.54% for students scheduled to begin repayment in the 2005-2006 federal award year. The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver LCT.  Denver LCT continues to make loans out of its existing Perkins loan fund. As was the case prior to our acquisition NETI, the institution remains provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that NETI had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. NETI 's cohort default rate was 11.94% for students scheduled to begin repayment in the 2005-2006 federal award year.

Ability to Benefit Regulations.    Under certain circumstances, an institution may elect to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study. In order for ability to benefit students to be eligible for Title IV Program participation, the institution must comply with the ability to benefit requirements set forth in the Title IV Program requirements. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. In addition to the testing requirements, the DOE regulations also prohibit ability to benefit student enrollments from constituting 50% or more of the total enrollment of the institution. In 2007, the following schools were authorized to enroll “ability to benefit” applicants: Southwestern College, New Britain, Cromwell, Shelton, Hamden, Union, Mahwah, Indianapolis, Melrose Park, Grand Prairie, Somerville, Denver, West Palm Beach, Center City Philadelphia, Northeast Philadelphia, Paramus, Mt. Laurel, Marietta, Lowell, Edison, Brockton, and Allentown.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. In November 2002, the DOE published new regulations which attempt to clarify the "incentive compensation rule." Failure to comply with the incentive compensation rule could result in loss of ability to participate in Title IV Programs or in fines or liabilities. We believe that our current compensation plans are in compliance with the Higher Education Act and the DOE's new regulations, although we cannot assure you that the DOE will not find deficiencies in our compensation plans.

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

The DOE may place an institution on provisional certification status if it determines that the institution does not fully satisfy certain administrative and financial standards or if the institution undergoes a change in ownership resulting in a change of control. The DOE may withdraw an institution's provisional certification with the institution having fewer due process protections than if it were fully certified. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds. In connection with our acquisitions of Southwestern College, NETI, and New England Institute of Technology at Palm Beach we received in each case an executed provisional program participation agreement from the DOE.

Index

All institutions are recertified on various dates for various amounts of time.  The following table sets forth the expiration dates for each of our institutions' current program participation agreement:

Institution	Expiration Date of Current Program Participation Agreement
Allentown, PA	September 30, 2007*
Columbia, MD	June 30, 2013
Philadelphia, PA	December 31, 2013
Denver, CO	December 31, 2009
Lincoln, RI	June 30, 2008
Nashville, TN	June 30, 2008
Somerville, MA	June 30, 2008
Edison, NJ	June 30, 2011
Union, NJ	June 30, 2011
Grand Prairie, TX	March 31, 2009
Indianapolis, IN	March 31, 2009
Melrose Park, IL	March 31, 2009
Dayton, OH	June 30, 2008**
New Britain, CT	March 31, 2009**
West Palm Beach, FL	June 30, 2010**

* Pending completion of reaccreditation process
** Provisionally certified

Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our schools are subject to audits, program reviews, and site visits by various regulatory agencies, including the DOE, the DOE's Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution's administration of Title IV Program funds. The institution must submit the resulting audit report to the DOE for review.  The DOE conducted a program review at Southwestern College (SWC) and issued an initial program review report, dated February 6, 2008, in which it identified potential instances of noncompliance with certain DOE requirements.  SWC expects to respond to the DOE initial program review report on or before April 4, 2008.

If one of our schools failed to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution on provisional certification and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE.  An institution that is operating under this "Heightened Cash Monitoring, Type 1 status," is required to credit student accounts before drawing down funds under Title IV Programs and to draw down funds in an amount no greater than the previous disbursement to students and parents. Additionally, the institution's compliance audit will be required to contain verification that this did occur throughout the year. In addition to the above, the DOE has required us to comply with certain requirements prescribed for institutions operating in "the zone," which is indicative of a composite score between 1.0 and 1.4. Those requirements include providing timely information regarding any of the following oversight and financial events:

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

Operating under the zone requirements may also require the institution to submit its financial statement and compliance audits earlier than the date previously required and require the institution to provide information about its current operations and future plans. An institution that continues to fail to meet the financial responsibility standards set by the DOE or does not comply with the zone requirements may lose its eligibility to continue to participate in Title IV funding.  If eligibility is lost, the institution may be required to post irrevocable letters of credit, for an amount determined by the DOE at a minimum of 50% of the Title IV Program funds received by the institution during its most recently completed fiscal year. The institution may also be required to post irrevocable letters of credit at a minimum of 10% of such funds and be provisionally certified and subject to other reporting and monitoring requirements.

Index

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

Lenders and Guaranty Agencies.    In 2007, six lenders provided funding to more than 90% of the students at the schools we owned during that year: Citibank Student Loan Corporation, AMS Trust, Citizens Bank, Regions Bank, Wachovia Bank, and Nelnet. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the Higher Education Act requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

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

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also adversely affect our business, financial condition, operating results, cash flows and prospects.

RISKS RELATED TO OUR INDUSTRY

Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding, which could affect our revenues and impose significant operating restrictions on us.

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the Higher Education Act of 1965, as amended, and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2007, we derived approximately 80% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, student performances and outcomes, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

If any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, each of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs constitutes an event of default under our credit agreement, which we and our subsidiaries entered into with a syndicate of banks on February 15, 2005. An event of default on our credit agreement could result in the acceleration of all amounts then outstanding under our credit agreement. The various regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

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

Each year, based on the financial information submitted by an eligible institution that participates in Title IV Programs, the DOE calculates three financial ratios for the institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined into a composite score to measure the institution's financial responsibility. If the composite score for an institution falls below thresholds established by the DOE, the DOE could place the institution on provisional certification and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the student's eligibility for Title IV Program funds before receiving such funds from the DOE.  If an institution has a composite score between 1.0 and 1.4, the institution will be required to operate under "Heightened Cash Monitoring, Type 1 status."  If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility and, as a condition of Title IV Program participation, the institution may be required to, among other things, post a letter of credit in an amount of at least 10 to 50 percent of the institution's annual Title IV Program participation for its most recent fiscal year.

Based on our calculations, the 2007 and 2006 financial statements reflect a composite score of 1.8 and 1.7, respectively.  However, because our composite scores for 2001 and 2002 were below 1.0, all of our institutions were placed on "Heightened Cash Monitoring, Type 1 status" from December 30, 2004 through December 30, 2007. If we revert to this status in the future or fail to comply with applicable DOE requirements, we may lose our eligibility for continued participation in Title IV Programs or may be required to post irrevocable letters of credit.  In addition, a composite score under 1.0 in any future year could have an adverse effect on our operations and would result in a default under our credit agreement and could result in an acceleration of the debt under our credit agreement.

Index

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. These criteria require, among other things, that the institution:
•	Comply with all applicable Title IV regulations;
•	Have capable and sufficient personnel to administer Title IV Programs;
•	Has adequate checks and balance in its system of internal controls;
•	Divides the function of authorizing and disbursing or delivering Title IV Program Funds so that no office has the responsibility for both functions;
•	Establishes and maintains records required under the Title IV regulations;
•	Develops and applies an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV;
•	Have acceptable methods of defining and measuring the satisfactory academic progress of its students;
•	Provide financial aid counseling to its students; and
•	Submit in a timely manner all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:
•	Require the repayment of Title IV funds;
•	Impose a less favorable payment system for the institution's receipt of Title IV funds;
•	Place the institution on provisional certification status; or
•	Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding. A decrease in Title IV funding could adversely affect our revenues, as we received approximately 80% of our revenues (calculated based on cash receipts) from Title IV Programs in 2007.

We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

A school participating in Title IV Programs may not provide any commission, bonus or other incentive payment based on directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

If we were involved in conflicts of interest with student loan lenders, we could be subject to penalties and otherwise suffer adverse impacts on our business.

In 2007, the New York Attorney General, several other attorneys-general, the United States Senate and House of Representatives Education Committees, and the DOE all launched investigations of potential conflicts of interest between university officials and various private lending organizations that provide student loans.  These investigations are ongoing, but several universities and lending organizations have been implicated.  Certain lenders, colleges and universities that have been implicated by these investigations have agreed to pay fines to settle claims in this regard.  In addition, several financial aid officials at other universities have been suspended or placed on leaves of absence.  While no allegations have been raised concerning our institutions, we have received general requests for information from the offices of two state attorneys-general.  We have no reason to believe that any of our employees have engaged in improper conduct in this regard.  If any such impropriety were found, we could be subject to penalties and other adverse consequences.

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

Each of our institutions and any of its additional locations would immediately lose its eligibility to participate in Title IV Programs if it derived more than 90% of its revenues (calculated based on cash receipts) from those programs in any fiscal year as calculated in accordance with DOE regulations. Any institution that violates this rule is ineligible to apply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues in fiscal year 2007, and our institution with the highest percentage received approximately 86.6% of its revenues, from Title IV Programs. If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, which could result in the acceleration of any indebtedness then outstanding under our credit agreement, and would also adversely affect our students' access to various government-sponsored student financial aid programs, which could reduce our student population and revenues. These calculations are required to be made based on cash receipts.

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

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been credited to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or may be otherwise sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations.  During the 2005 audit period Southwestern College made late returns of Title IV Program funds in excess of the DOE’s prescribed threshold, most of which predated our acquisition of Southwestern College. As a result, in accordance with DOE regulations, we have submitted a letter of credit to the DOE in the amount of $0.3 million, which expires in June 2008.

If regulators do not approve our acquisition of a school that participates in Title IV Programs, the acquired school would no longer be permitted to participate in Title IV Programs, which could impair our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school.

If we acquire a school that participates in Title IV Programs, we must obtain approval from the DOE and applicable state education agencies and accrediting commissions in order for the school to be able to continue operating and participating in Title IV Programs. An acquisition can result in the temporary suspension of the acquired school's participation in Title IV Programs unless we submit to the DOE a timely and materially complete application for recertification and the DOE issues a temporary provisional program participation agreement. If we were unable to timely re-establish the state authorization, accreditation or DOE certification of the acquired school, our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school could be impaired. In connection with our acquisitions of Southwestern College, New England Technical Institute, and New England Institute of Technology at Palm Beach, we received in each case an executed provisional program participation agreement from the DOE.

Index

If regulators do not approve or delay their approval of transactions involving a change of control of our company or any of our schools, our ability to participate in Title IV Programs may be impaired.

If we or any of our schools experience a change of control under the standards of applicable state education agencies, our accrediting commissions or the DOE, we or the affected schools must seek the approval of the relevant regulatory agencies in order for us or the acquired school to maintain required state licensure and accreditation and to participate in Title IV Programs. Transactions or events that constitute a change of control of us include significant acquisitions or dispositions of our common stock (including, pursuant to DOE regulations, sales by a shareholder that owns at least 25% of our total outstanding voting stock and is our largest shareholder, as a result of which sales such shareholder ceases to own at least 25% of our outstanding voting stock or ceases to be our largest shareholder) or significant changes in the composition of our board of directors. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from any state in which our schools are located or other states as the case may be, our accrediting commissions or the DOE could impair or result in the termination of our accreditation, state licensure or ability to participate in Title IV Programs. Our failure to obtain, or a delay in obtaining, approval of any change of control from any state in which we do not have a school but in which we recruit students could require us to suspend our recruitment of students in that state until we receive the required approval. The potential adverse effects of a change of control with respect to participation in Title IV Programs could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of shares of our common stock.

Congress may change the law or reduce funding for Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Recently, Congress temporarily extended the provisions of the Higher Education Act, or HEA, pending completion of the formal reauthorization process. In February 2006, Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV Programs, including some provisions that had been in the HEA reauthorization bills. We believe that, in 2008, Congress will either complete its reauthorization of the HEA or further extend the provisions of the HEA. Numerous changes to the HEA are likely to result from any further reauthorization and, possibly, from any extension of the existing provisions of the HEA, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. In January 2007, the political party to which a majority of the members of both houses of the U.S. Congress are affiliated changed from the Republican party to the Democratic party. As a result, it is possible that the Democrat-controlled U.S. Congress will revise provisions of the HEA in significantly different ways than were being considered by the Republican-controlled U.S. Congress in 2005 and 2006. Approximately 80% of our revenues in 2007 (calculated based on cash receipts) were derived from Title IV programs. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through these programs could reduce our student population and revenues. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profit margin.

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

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. The DOE conducted a program review at SWC and issued an initial program review report, dated February 6, 2008, in which it identified potential instances of noncompliance with certain DOE requirements.  SWC expects to respond to the DOE initial program review report on or before April 4, 2008.

Index

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

We may not be able to successfully integrate acquisitions into our business, which may materially adversely affect our business, financial condition, results of operations and could cause the market value of our common stock to decline.

Since 1999, we have acquired a number of schools and we intend to continue to grow our business through acquisitions and internal expansion of our programs. The anticipated benefits of an acquisition may not be achieved unless we successfully integrate the acquired school or schools into our operations and are able to effectively manage, market and apply our business strategy to any acquired schools. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities and our ability to control costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. The difficulties of integration may initially be increased by the necessity of integrating personnel with disparate business backgrounds and corporate cultures. Management's focus on the integration of acquired schools and on the application of our business strategy to those schools could interrupt or cause loss of momentum in our other ongoing activities.  Our inability to properly manage or support the growth may have a material adverse effect on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.

Failure on our part to establish and operate additional schools or campuses or effectively identify suitable expansion opportunities could reduce our ability to implement our growth strategy.

As part of our business strategy, we anticipate opening and operating new schools or campuses. Establishing new schools or campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing expenses and devote financial and other resources that are different, and in some cases greater than those required with respect to the operation of acquired schools.

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

Index

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

The post-secondary education market is highly competitive. Our schools compete for students and faculty with traditional public and private two-year and four-year colleges and universities and other proprietary schools, many of which have greater financial resources than we do. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial resources not available to for-profit schools. Some of our competitors also have substantially greater financial and other resources than we have which may, among other things, allow our competitors to secure strategic relationships with some or all of our existing strategic partners or develop other high profile strategic relationships, or devote more resources to expanding their programs and their school network, or provide greater financing alternatives to their students, all of which could affect the success of our marketing programs. In addition, some of our competitors have a larger network of schools and campuses than we do, enabling them to recruit students more effectively from a wider geographic area. If we are unable to compete effectively with these institutions for students, our student enrollments and revenues will be adversely affected.

Index

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

We offer a variety of payment plans to help students pay the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed.  As a result of SLM’s tiered discount loan program termination, effective February 18, 2008, our internal gap financing between Title IV and tuition will increase.  Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability.

An increase in interest rates could adversely affect our ability to attract and retain students.

Interest rates have reached historical lows in recent years, creating a favorable borrowing environment for our students. Much of the financing our students receive is tied to floating interest rates. Increases in interest rates result in a corresponding increase in the cost to our existing and prospective students of financing their education which could result in a reduction in the number of students attending our schools and could adversely affect our results of operations and revenues. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in our student population.

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

Our total assets reflect substantial intangible assets. At December 31, 2007, goodwill and identified intangibles, net, represented approximately 34.5% of total assets. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of unamortized goodwill and identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.  Our annual impairment analysis, performed as of December 31, 2007, did not result in an impairment charge.

Index

We cannot predict our future capital needs, and if we are unable to secure additional financing when needed, our operations and revenues would be adversely affected.

We may need to raise additional capital in the future to fund acquisitions, working capital requirements, expand our markets and program offerings or respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available to us on favorable terms, or at all particularly during times of uncertainty in the financial markets similar to that which is currently being experienced. If adequate funds are not available when required or on acceptable terms, we may be forced to forego attractive acquisition opportunities, cease our operations and, even if we are able to continue our operations, our ability to increase student enrollments and revenues would be adversely affected.

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

Approximately 26% of our schools are concentrated in the states of New Jersey and Pennsylvania and a change in the general economic or regulatory conditions in these states could increase our costs and have an adverse effect on our revenues.

As of December 31, 2007, we operated 34 campuses in 17 states. Nine of those schools are located in the states of New Jersey and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a material adverse affect on our student population, revenues and financial results.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages.  Adverse market conditions for consumer and federally guaranteed student loans could result in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Private lenders could also require that we pay them new or increased fees in order to provide alternative loans to prospective students. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In 2007, six lenders provided funding to more than 90% of the students at the schools we owned.  In addition, the primary guarantors for the Title IV loans of our students are USA Group, a subsidiary of Sallie Mae, and New Jersey Higher Education Assistance Authority, an independent agency of the State of New Jersey. These two agencies currently guarantee a majority of the federally guaranteed student loans made to students enrolled at our schools. There are six other guaranty agencies that guarantee student loans made to students enrolled at our schools. While we believe that other lenders may be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, and that other guaranty agencies would be willing to guarantee loans to our students if any of the current guarantee agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, we cannot assure you that we would be successful in locating alternative lenders or guarantors.  If such alternative lenders or guarantors were not forthcoming, our enrollment and our results of operations could be materially and adversely affected.

Index

In January 2008, we received notification that Sallie Mae (SLM) would be terminating its tiered discount loan program with us effective February 18, 2007.  We entered into a tiered discount loan agreement with SLM on September 1, 2007 under which SLM agreed to provide up to $16 million of private loans to qualifying students that are non-recourse to us. Under the agreement, we were required to pay SLM discounts of up to 30% on all loans disbursed, depending on the credit score of each student participating in the program. The agreement also stated that SLM would defer funding for these students for 60 days.

Although no assurance can be given, we believe that SLM's decision to terminate its tiered discount loan program will have a limited impact on us. Our current expectations are that students who obtained funding through SLM programs will continue to have access to funding either through alternative lenders or through our own internal financing. However, if we opted to no longer provide financing to our students and/or were unable to obtain other alternative loan providers, our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, any actions by the U.S. Congress that significantly reduce funding for Title IV Programs or the ability of our students to participate in these programs, or establish different or more stringent requirements for our schools to participate in Title IV Programs, could have a material adverse effect on our student population, results of operations and cash flows.

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

Stonington Partners Inc. II, or Stonington, our principal stockholder, directly or indirectly holds approximately 79% of our outstanding shares. Accordingly, it controls us through its ability to determine the outcome of the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership positions of this stockholder may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our board of directors. In addition, two members of our board of directors are partners of Stonington. As a result, Stonington has an added ability to influence certain matters, such as determining compensation of our executive officers.

Index

A disposition by our principal stockholder of all or a significant portion of its shares of our outstanding stock could impact the market price of our shares and result in a change of control.

In light of the termination provisions of its fund agreement, Stonington, our largest stockholder, is currently considering its options with respect to its investment in us, including selling its shares of our outstanding common stock, in one or more transactions, over the next 12 to 24 months. A sale by Stonington of all or a significant portion of its shares of our outstanding common stock, whether to a single buyer, through open market sales or otherwise, could cause the price of our common stock to decline. Such a sale could also result in a change of control under the standards of the DOE and applicable state education agencies and accrediting commissions. See “Business - Change of Control” and “Risk Factors -- Risks Related to Our Industry.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.                  PROPERTIES

We lease all of our facilities, except for our West Palm Beach, Florida campus, our Nashville, Tennessee campus, our Grand Prairie, Texas campus and our Cincinnati (Tri-County) campus, which we own. Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and Grand Prairie, Texas) are also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. All of our existing leases expire between March 2008 and August 2023. On January 1, 2008, we increased our square footage at our Brockton, Massachusetts campus by approximately 13,000 square feet.

The following table provides information relating to our facilities as of December 31, 2007, including our corporate office:

Location	Brand	Approximate Square Footage
Union, New Jersey	Lincoln Technical Institute	56,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Columbia, Maryland	Lincoln Technical Institute	110,000
Grand Prairie, Texas	Lincoln Technical Institute	146,000
Queens, New York	Lincoln Technical Institute	48,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Mt. Laurel, New Jersey	Lincoln Technical Institute	26,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Plymouth Meeting, Pennsylvania*	Lincoln Technical Institute	30,000
Paramus, New Jersey	Lincoln Technical Institute	27,000
Brockton, Massachusetts	Lincoln Technical Institute	10,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	20,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
New Britain, Connecticut	Lincoln Technical Institute	47,000
Cromwell, Connecticut	Lincoln Technical Institute	12,000
Hamden, Connecticut	Lincoln Technical Institute	14,000
Shelton, Connecticut	Lincoln Technical Institute	41,600
Indianapolis, Indiana	Lincoln College of Technology	189,000
Melrose Park, Illinois	Lincoln College of Technology	67,000
Denver, Colorado	Lincoln College of Technology	78,000
Norcross, Georgia*	Lincoln College of Technology	27,000
Marietta, Georgia	Lincoln College of Technology	30,000
Henderson, Nevada*	Lincoln College of Technology	27,000
West Palm Beach, Florida	Lincoln College of Technology and Florida Culinary Institute	117,000
Nashville, Tennessee	Nashville Auto-Diesel College	278,000
Dayton, Ohio	Southwestern College	11,000
Franklin, Ohio	Southwestern College	14,000
Cincinnati, Ohio	Southwestern College	12,000
Cincinnati (Tri-County), Ohio	Southwestern College	31,000
Florence, Kentucky	Southwestern College	11,000
Las Vegas, Nevada	Euphoria Institute	13,000
Henderson, Nevada	Euphoria Institute	20,000
North Las Vegas, Nevada	Euphoria Institute	12,000
West Orange, New Jersey	Corporate Office	41,000

 * Operations at these campuses have ceased as of September 30, 2007.

We believe that our facilities are suitable for their present intended purposes.

Index

ITEM 3.	LEGAL PROCEEDINGS

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

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

Index

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock
Our common stock is quoted on the Nasdaq Global Market under the symbol “LINC”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Market, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2007:
First Quarter	$14.21	$11.58
Second Quarter	$15.79	$13.64
Third Quarter	$15.60	$12.56
Fourth Quarter	$15.43	$13.10

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2006:
First Quarter	$17.28	$14.25
Second Quarter	$17.09	$15.42
Third Quarter	$18.25	$16.33
Fourth Quarter	$17.06	$12.14

On March 13, 2008, the last reported sale price of our common stock on the Nasdaq Global Market was $12.64 per share. As of March 13, 2008, based on the information provided by Continental Stock Transfer & Trust Company, there were approximately 21 stockholders of record of our common stock.

Dividend Policy
No cash dividends were declared or paid in 2007. We anticipate retaining all available funds to finance future internal growth. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Index

Stock Performance Graph

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from June 23, 2005 (the date on which our common stock first traded on the Nasdaq Global Market) through December 31, 2007 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on June 23, 2005, and any dividends were reinvested on the date on which they were paid.

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

Index

Securities Authorized for Issuance under Equity Compensation Plans
The Company has various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2007 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Equity compensation plans approved by security holders	1,512,163	$9.65	793,859

Equity compensation plans not approved by security holders	-	-	-
Total	1,512,163	$9.65	793,859

Index

ITEM 6.                  SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included in Part II. Item 8 of this filing. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2007 and historical consolidated balance sheet data at December 31, 2007 and 2006 have been derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2004 and 2003 and historical consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial information not included in this Form 10-K. Our historical results are not necessarily indicative of our future results.

	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations Data, Year Ended December 31:
Revenues	$327,774	$310,630	$287,368	$248,508	$187,488
Cost and expenses:
Educational services and facilities (1)	139,500	129,311	114,161	97,439	78,610
Selling, general and administrative (2)	162,396	151,136	138,125	124,034	92,228
(Gain) loss on sale of assets	(15)	(435)	(7)	368	(22)
Total costs and expenses	301,881	280,012	252,279	221,841	170,816
Operating income	25,893	30,618	35,089	26,667	16,672
Other:
Gain on sale of securities	-	-	-	-	211
Interest income	180	981	775	104	133
Interest expense (3)	(2,341)	(2,291)	(2,892)	(3,002)	(2,745)
Other (loss) income	27	(132)	243	42	307
Income from continuing operations before income taxes	23,759	29,176	33,215	23,811	14,578
Provision for income taxes	9,932	12,092	12,931	9,904	5,751
Income from continuing operations	13,827	17,084	20,284	13,907	8,827
Loss from discontinued operations, net of income taxes	(5,487)	(1,532)	(1,575)	(929)	(608)
Net income	$8,340	$15,552	$18,709	$12,978	$8,219
Basic
Earnings per share from continuing operations	$0.54	$0.67	$0.86	$0.64	$0.41
Loss per share from discontinued operations	(0.21)	(0.06)	(0.06)	(0.04)	(0.03)
Net income per share	$0.33	$0.61	$0.80	$0.60	$0.38
Diluted
Earnings per share from continuing operations	$0.53	$0.65	$0.83	$0.60	$0.39
Loss per share from discontinued operations	(0.21)	(0.05)	(0.07)	(0.04)	(0.02)
Net income per share	$0.32	$0.60	$0.76	$0.56	$0.37
Weighted average number of common shares outstanding:
Basic	25,479	25,336	23,475	21,676	21,667
Diluted	26,090	26,086	24,503	23,095	22,364
Other Data:
Capital expenditures	$24,766	$19,341	$22,621	$23,813	$13,154
Depreciation and amortization from continuing operations	15,111	13,829	12,099	9,870	9,166
Number of campuses	34	34	31	25	20
Average student population	17,687	17,397	17,064	15,401	11,771
Balance Sheet Data, At December 31:
Cash and cash equivalents	$3,502	$6,461	$50,257	$41,445	$48,965
Working (deficit) capital (4)	(17,952)	(20,943)	8,531	4,570	13,402
Total assets	246,183	226,216	214,792	162,729	139,355
Total debt (5)	15,378	9,860	10,768	46,829	43,060
Total stockholders' equity	162,467	151,783	135,990	58,086	42,924

Index

(1)     Educational services and facilities expenses include a charge of $0.2 million for the year ended December 31, 2005 related to catch-up depreciation resulting from the reclassification of our property in Indianapolis, Indiana from property held for sale to property, equipment and facilities as of September 30, 2005.

(2)     Selling, general and administrative expenses include (a) a $2.1 million charge for the year ended December 31, 2004 to give effect to the one-time write-off of deferred offering costs, (b) compensation costs of approximately $1.8 million, $1.4 million, $1.3 million, $1.8 million and $0.8 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, related to the adoption of SFAS No. 123R, "Share Based Payment," (c) a $0.7 million one-time non-cash charge for the year ended December 31, 2004 related to the timing of rent expense for our schools during the period of construction of leasehold improvements and to align the depreciation lives of our leasehold improvements to the terms of our noncancellable leases, including renewal options, (d) a $0.5 million write-off for the year ended December 31, 2005 resulting from our decision not to purchase the site we had considered for expansion of our facility in Philadelphia, Pennsylvania, and (e) $0.9 million of re-branding cost for the year ended December 31, 2006.

(3)     Interest expense includes a $0.4 million non-cash charge for the year ended December 31, 2005 resulting from the write-off of deferred finance costs under our previous credit agreement.

(4)     Working (deficit) capital is defined as current assets less current liabilities.

(5)     Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2007 incurred in connection with a sale-leaseback transaction as further described in Note 9 to the consolidated financial statements included in Part II. Item 8 of this Form 10-K.

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

GENERAL

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, business and information technology and spa and culinary. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2007, we enrolled 18,013 students at our 34 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination schools attract students from across the United States, and in some cases, from abroad.

In 2007, we completed our re-branding initiative. As a result, 26 of our 34 campuses nationwide operate under the Lincoln name. In addition to Lincoln College Online, we operate our campuses under brands: Lincoln Technical Institute, Lincoln College of Technology, Nashville Auto-Diesel College (NADC), Southwestern College and Euphoria. Lincoln’s Cittone Institute schools in New Jersey and Pennsylvania as well as the Massachusetts and Rhode Island Career Education Institute (CEI) schools were re-branded as Lincoln Technical Institute. The West Palm Beach campuses (Formerly New England Institute of Technology), Marietta, Georgia, Norcross, Georgia, and Henderson, Nevada campuses (formerly Career Education Institute - CEI), the Connecticut campuses (formerly New England Technical Institute, or NETI) and Denver, Colorado, were re-branded Lincoln College of Technology.

From 1999 through December 31, 2007, we increased our geographic footprint and added 17 additional schools through our acquisitions of: Denver Automotive & Diesel College in 2000 (one school), Career Education Institute in 2001 (two schools), Nashville Auto-Diesel College in 2003 (one school), Southwestern College in 2004 (five schools), New England Technical Institute (four schools) in January 2005, Euphoria Institute of Beauty Arts and Sciences (two schools) in December 2005 and New England Institute of Technology at Palm Beach, Inc. in May 2006 (two schools). Our campuses, a majority of which serve major metropolitan markets, are located throughout the United States. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are nationally accredited and are eligible to participate in federal financial aid programs. In connection with each of our acquisitions of Southwestern College, New England Technical Institute, and New England Institute of Technology at Palm Beach, we received an executed provisional program participation agreement in connection with the acquisition, from the DOE.

Our revenues consist primarily of student tuition and fees derived from the programs we offer.  Our revenues are reduced by any scholarships granted to our students. We recognize revenues from tuition and one-time fees, such as application fees, ratably over the length of a program, including internships or externships that take place prior to graduation. We also earn revenues from our bookstores, dormitories, cafeterias and contract training services. These non-tuition revenues are recognized upon delivery of goods or as services are performed and represent less than 10% of our revenues.

Tuition varies by school and by program and on average we increase tuition once a year by 2% to 5%. Our ability to raise tuition is influenced by the demand for our programs and by the rate of tuition increase at other post-secondary schools. If historical trends continue, we expect to be able to continue to raise tuition annually at comparable rates.

We have historically enjoyed revenue growth as a result of strategic acquisitions coupled with organic growth.  We have enjoyed organic growth every year except for 2006.  Our revenues increased 5.5% in 2007 and 8.1% in 2006, over the prior years as we grew from 32 campuses at December 31, 2005 to 34 campuses at December 31, 2007. Our average student population increased from 17,064 for the year ended December 31, 2005 to 17,687 for the year ended December 31, 2007. While we expect to increase our revenues and enrollments in the foreseeable future as a result of both organic growth and strategic acquisitions, we can give no assurance as to our ability to continue to increase our revenues at historical rates and expect our rate of revenue increases to moderate over time as we become a larger and more mature company.

Our operating expenses, while also a function of our revenue growth, contain a high fixed cost component. Our educational services and facilities expenses and selling, general and administrative expenses as a percentage of revenue increased in 2007 from 2006 levels as we experienced lower student enrollments in the first half of 2007 and thus lower capacity utilization across our schools. Our educational services and facilities expenses as a percentage of revenues increased to 42.6% in 2007 from 41.6% in 2006 and 39.7% in 2005, and selling, general and administrative expenses increased as a percentage of revenue to 49.5% in 2007 from 48.7% in 2006 and 48.1% in 2005. We expect that in the future these expenses will decline slightly as a percentage of revenues as we achieve better operating efficiencies and utilization at our schools.

Index

Our revenues are directly dependent on our average number of students enrolled and the courses in which they are enrolled. Our enrollment is influenced by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our programs range from 14 to 105 weeks and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs. As more of our schools receive approval to offer associate degree programs, which are longer than our diploma degree programs, we would expect our average enrollments and the average length of stay of our students to increase.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2007.

We extend credit for tuition and fees to many of our students that are in attendance in our campuses. Our credit risk is mitigated through the student’s participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. Under Title IV programs, the government funds a certain portion of a students’ tuition, with the remainder, referred to as “the gap,” financed by students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2% to 5% per year, while funds received from Title IV programs have remained constant. Thus, a significant number of students are required to finance amounts that could be as much as $14,000 per year.

We entered into an agreement, effective March 28, 2005 to June 30, 2006, with SLM Financial Corporation (SLM) to provide up to $6.0 million of private recourse loans to qualifying students.  Under the recourse loan agreement, we were required to fund 30% of all loans disbursed into a SLM reserve account.  During the term of the agreement, $4.9 million of loans were disbursed, resulting in $1.5 million of bad debt expense.  Funding under the private recourse loan agreement was classified as bad debt expense included in selling, general and administrative expenses in our financial statements.  For the year ended December 31, 2007, no loans were disbursed under this program.

We entered into a tiered discount loan program agreement, effective September 1, 2007, with SLM to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under this agreement, we were required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  We were billed at the beginning of each month based on loans disbursed during the prior month. For the year ended December 31, 2007, $0.4 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables.  Loss on sale of receivables is included in selling, general and administrative expenses in our financial statements.

In January 2008, SLM notified us that it was terminating its tiered discount loan program, effective February 18, 2008.  It is our understanding that SLM has also terminated its tiered discount loan programs for our peer companies. The College Cost Reduction & Access Act, which was signed into law in September 2007, cut approximately $22 billion in subsidies to federal student lenders and guarantors as an offset to increases in federal financial aid.  This resulted in significant changes to the terms that alternative lending providers including SLM were willing to make and resulted in the termination of the tiered discount loan programs described above.  As a result of the costs associated with these programs and, in anticipation of additional changes, we concluded that the cost of using the tiered discount loan program was too high and would lead to significant margin erosion over time and that we would be better served by financing the gap between Title IV and tuition internally, while also examining other alternative loan sources.

We believe that SLM’s decision to terminate its tiered discount loan program will have a limited impact on our business.  Our current expectations are that students who previously received funding through the program will continue to have access to funding either through alternative lenders or through our own internal financing.

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity.    We believe that these risks are however somewhat mitigated due to:

Index

•	Annual federal Title IV loan limits, including grants have increased. Title IV funds represented 80% of our 2007 revenue on a cash basis;
•
Our internal financing is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate;

•	Funding for students who interrupt their education is typically covered by Title IV funds as long as they have been properly packaged for financial aid; and
•	We have an excellent collection history with our graduates. Historically, 91% of all graduates have repaid their balances in full.

For the year ended December 31, 2007, approximately 80% of our revenue on a cash basis was derived from Title IV funds, approximately13% was derived from state grants and cash payments made by students, and approximately 7% was funded under third-party private loan programs, which include SLM programs.  Of the private loan programs funded during 2007, approximately 4.6% would be considered sub-prime loans.  The credit crisis that has impacted the financial markets is expected to have a limited impact on our ability to continue to finance our credit worthy students.  There are a number of lenders that will finance the Title IV funds or alternatively we may choose to finance Title IV funds directly with the government under the government’s Direct Loan Program.  Additionally, we have several alternative lenders that will provide private party loans to credit worthy students.  Assuming that our historical trends continue, we expect thatour credit risk exposure will be limited to approximately 4% to 5% of revenue on a cash basis.

As a result of the above, during 2007 our bad debt expense as a percentage of revenues increased to 5.3% from 4.9% and 3.7%, respectively, in 2006 and 2005.

All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.

Based on audited financial statements for the 2007, 2006 and 2005 fiscal years our calculations result in a composite score of 1.8, 1.7 and 2.5, respectively.  Beginning December 30, 2004 and for a period of three years thereafter, all of our institutions were placed on "Heightened Cash Monitoring, Type 1 status." As a result, we were subject to a less favorable Title IV fund payment system that required us to credit student accounts before drawing down Title IV funds and also required us to timely notify the DOE with respect to certain enumerated oversight and financial events.  The DOE has notified us that, as of December 31, 2007, we are no longer subject to Heightened Cash Monitoring, Type 1 Status.

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

During the third quarter of 2007, we completed the roll-out of our new student management and reporting system to all of our campuses. We believe that our student management and reporting system will improve services to students and our ability to integrate new schools into our operations, if and when new schools are opened or acquired. The costs associated with the implementation of this new system are included in selling, general and administrative expenses and were approximately $0.6 million, $0.4 million and $1.8 million, respectively, for the three years ended December 31, 2007.

Index

Costs related to developing and starting-up new facilities are expensed as incurred. Costs related to our start up facility in Queens, New York, which opened March 27, 2006, were approximately $0.9 million and $1.6 million, for 2006 and 2005.

DISCONTINUED OPERATIONS

On July 31, 2007, our Board of Directors approved a plan to cease operations at our Plymouth Meeting, Pennsylvania, Norcross, Georgia and Henderson, Nevada campuses.  As a result, we reviewed the related goodwill and long-lived assets for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of September 30, 2007, all operations had ceased at these campuses and, accordingly, the results of operations of these campuses have been reflected in the accompanying statements of operations as “Discontinued Operations” for all periods presented.

The results of operations at these three campuses for each of the three year period ended December 31, 2007 were comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue	$4,230	$10,876	$11,853
Operating expenses	(13,760)	(13,493)	(14,432)
	(9,530)	(2,617)	(2,579)
Benefit for income taxes	(4,043)	(1,085)	(1,004)
Loss from discontinued operations	$(5,487)	$(1,532)	$(1,575)

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2007, 2006 and 2005 was 5.3%, 4.9% and 3.7%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2007, 2006 and 2005 would have resulted in an increase in bad debt expense of $3.3 million, $3.1 million and $2.9 million, respectively.

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

As discussed in “Discontinued Operations” above, as a result of a decision to close three of our campuses we conducted a review of our goodwill as of June 30, 2007.  In connection with that review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.  Goodwill represents a significant portion of our total assets. As of December 31, 2007, goodwill was approximately $82.7 million, or 33.6%, of our total assets.  At December 31, 2007, we tested our goodwill for impairment utilizing a market capitalization approach and determined that we did not have an impairment.

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

Index

During 2005, we adopted the provisions of SFAS No. 123R, “Share Based Payment”. The adoption of SFAS No. 123R did not have a material impact on our financial statements.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2007, 2006, and 2005 were $6.78, $9.68, and $10.55, respectively, using the following weighted average assumptions for grants:

	December 31,
	2007	2006	2005
Expected volatility	55.42%	55.10%	55.10-71.35%
Expected dividend yield	0%	0%	0%
Expected life (term)	6 Years	6 Years	4-8 Years
Risk-free interest rate	4.36%	4.13-4.84%	3.59-4.29%
Weighted-average exercise price during the year	$11.96	$17.00	$17.14

Index

Results of Continuing Operations for the Three Years Ended December 31, 2007

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.6%	41.6%	39.7%
Selling, general and administrative	49.5%	48.7%	48.1%
(Gain) loss on sale of assets	0.0%	(0.1)%	0.0%
Total costs and expenses	92.1%	90.1%	87.8%
Operating income	7.9%	9.9%	12.2%
Interest expense, net	(0.7)%	(0.5)%	(0.7)%
Other income	0.0%	0.0%	0.1%
Income from continuing operations before income taxes	7.2%	9.4%	11.6%
Provision for income taxes	3.0%	3.9%	4.5%
Income from continuing operations	4.2%	5.5%	7.1%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.    Revenues increased by $17.1 million, or 5.5%, to $327.8 million for 2007 from $310.6 million for 2006. Approximately $7.4 million of this increase was a result of our acquisition of New England Institute of Technology at Palm Beach, Inc. (FLA), on May 22, 2006. The remainder of the increase was due to tuition increases, which ranged between 2% and 5% annually depending on the program.   For the year ended December 31, 2007, our average undergraduate full-time student enrollment increased 1.7% to 17,687 compared to 17,397 for the year ended December 31, 2006. Excluding our acquisition of FLA, our average undergraduate student enrollment decreased by 0.4% to 16,682 from 16,757 in 2006.

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

During 2006, we experienced erosion between the number of students who expressed an interest in attending our schools and enrolled, and those that commenced classes. Many of these prospective students chose immediate employment, rather than pursuing education in the near term. Moreover, we believe the attractive job market further elevated sensitivity levels regarding the affordability of education.  As a result of the above, our first half 2007 revenue was negatively impacted by lower student populations at our campuses.  This was not offset until the third quarter of 2007 when we experienced a 10.3% increase in student starts due to improved retention of sales representatives, packaging our students for financial aid earlier in the process and by extending our student outreach program.

Educational services and facilities expenses.    Our educational services and facilities expenses increased by $10.2 million, or 7.9%, to $139.5 million for 2007 from $129.3 million for 2006. Our acquisition of FLA accounted for $3.0 million or 29.4% of this increase. Excluding FLA, instructional expenses and books and tools expense increased by $1.1 million or 1.7% and $1.8 million or 11.9%, respectively, over the prior year primarily due to increased compensation and benefits expenses and due to higher volumes of sales for books and tools. The remainder of the increase in educational services and facilities expenses was primarily due to facilities expenses which increased $4.3 million over the prior year. Of this amount approximately $3.7 million represents increases in facility costs and $0.6 million represents additional depreciation expense during the year over prior year.  The increase in facilities costs is primarily due to a $1.0 million increase in rent expense in 2007 due to our expanded campus facilities at our Rhode Island, Southwestern and Indianapolis campuses. We also experienced increased costs for insurance and real estate taxes, which increased approximately $0.5 million from the prior year, utilities which increased approximately $0.5 million over the prior year and from repairs and maintenance expenses, which increased approximately $1.4 million over the prior year.  Approximately $0.8 million of the increase in repairs and maintenance was due to higher than normal repairs and maintenance expenses at one of our schools.  Educational services and facilities expenses as a percentage of revenues increased to 42.6% of revenues for 2007 from 41.6% for 2006.

Index

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended December 31, 2007 were $162.4 million, an increase of $11.3 million, or 7.5%, from $151.1 million for 2006. Approximately $4.1 million of this increase were attributed to our acquisition of FLA. The remainder of the increase was primarily due to: (a) a $1.0 million or 3.3% increase in sales expense resulting mainly from yearly compensation increases; (b) a $0.6 million or 2.1%, increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment; and (c) a $5.2 million or 7.0% increase in administrative expenses, over the prior year.

The increase in marketing expenses during 2007 included a shift from television advertising to internet based initiatives and from the re-launching of our website during 2007.  These initiatives increased student leads at a lower cost per lead.  Included in administrative expenses during 2007 are an upfront one time non-cash charge of $0.5 million incurred in connection with the termination of certain lease agreements and a $0.6 million charge incurred in connection with severance payments related to the separation of employment of two executives.   The remainder of the increase in administrative expenses was attributable to a higher provision for bad debts in 2007 as compared to 2006. Bad debt expense, excluding FLA in 2007 increased by $1.8 million from $14.9 million in 2006 to $16.7 million for the year ended December 31, 2007. This increase was due to higher accounts receivable balances throughout the year as compared to prior year, resulting from increased loans to our students.  The remainder of the increase in administrative expenses is due to yearly compensation increases to existing personnel and higher benefit costs during the year.

As a percentage of revenue, selling, general and administrative expenses increased to 49.5% of revenues for 2007 from 48.7% for 2006.

Interest income.    Interest income decreased to $0.2 million for the year ended December 31, 2007, a decrease of $0.8 million from interest income of $1.0 million for 2006. The decrease in interest income for the year was due to lower average cash balances during the year as compared to 2006.

Interest expense. Interest expense was essentially flat year over year at $2.3 million, respectively in 2007 and 2006 due to our average borrowings during 2007 remaining relatively flat with 2006.

Income taxes.    Our provision for income taxes for the year ended December 31, 2007 was $9.9 million, or 41.8% of pretax income, compared to $12.1 million, or 41.4% of pretax income for the year ended December 31, 2006. The increase in effective tax rate for the year ended December 31, 2007 is attributable to higher state income taxes during the period.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.    Revenues increased by $23.3 million, or 8.1%, to $310.6 million for 2006 from $287.4 million for 2005. Approximately $5.4 million and $10.4 million, respectively, of this increase was a result of our acquisition of Euphoria on December 1, 2005 and our acquisition of New England Institute of Technology at Palm Beach, Inc. (“FLA”), on May 22, 2006. The remainder of the increase was due to tuition increases, which ranged between 2% and 5% annually depending on the program. Substantially all of our revenues consist of student tuition. For the year ended December 31, 2006, our average undergraduate full-time student enrollment increased 2.0% to 17,397 compared to 17,064 for the year ended December 31, 2005. Excluding our acquisition of Euphoria and FLA, our average undergraduate student enrollment decreased by 3.3% to 16,492.

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

Educational services and facilities expenses.    Our educational services and facilities expenses increased by $15.2 million, or 13.3%, to $129.3 million for 2006 from $114.2 million for 2005. Our acquisitions of Euphoria and FLA accounted for $8.0 million or 52.6% of this increase. Excluding Euphoria and FLA, instructional expenses and books and tools expense increased by $3.5 million or 5.7% and $1.2 million or 9.4%, respectively, over the prior year primarily due to increased compensation and benefits expenses and due to higher costs of books and tools. The remainder of the increase in educational services and facilities expenses was primarily due to facilities expenses which increased $2.5 million over the prior year. Of this amount approximately $0.8 million represented additional rent expense in 2006 due to our expanded campus facilities in Lincoln, Rhode Island and NETI as well as from normal rent escalation clauses. During the year we also experienced increased costs for insurance and real estate taxes, which increased approximately $0.4 million from the prior year, utilities which increased approximately $0.5 million over the prior year and from repairs and maintenance expenses, which increased approximately $0.4 million over the prior year. Educational services and facilities expenses as a percentage of revenues increased to 41.6% of revenues for 2006 from 39.7% for 2005.

Index

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended December 31, 2006 were $151.1 million, an increase of $13.0 million, or 9.4%, from $138.1 million for 2005. Approximately $1.5 million and $4.0 million of this increase were attributed to our acquisitions of Euphoria and FLA, respectively. The remainder of the increase was primarily due to: (a) a $1.4 million or 4.8% increase in sales expense resulting mainly from incremental compensation and benefit expenses related to additional sales representatives; (b) an 10.0%, or $2.6 million, increase in marketing costs as a result of increased advertising expenses associated with student leads and enrollment; (c) a $3.5 million or 5.1% increase in administrative expenses, excluding Euphoria and FLA, over the prior year. The increase in administrative expenses included approximately $0.9 million of re-branding costs incurred during the year. The remainder of the increase in administrative expenses was attributable to a higher provision for bad debts in 2006 as compared to 2005. Bad debt expense in 2006 increased by $4.5 million from $10.6 million in 2005 to $15.1 million for the year ended December 31, 2006. This increase was due to several factors, including (1) higher accounts receivable balances throughout the year as compared to prior year, (2) increased loans to our students under a recourse agreement we entered into in 2005 with SLM Financial Corporation (SLM) to provide private recourse loans to qualifying students, and (3) the effect of increasing the payment terms on the self finance portion of their tuition to some of our students from 5 years to 7 years. Accounts receivable throughout the year included five new campuses that did not exist in 2005 (our two Euphoria and two FLA campuses as well as our new Queens, New York campus). Under the terms of the SLM agreement, we are required to fund up to 30% of all loans disbursed into a deposit account, which may ultimately be utilized to purchase loans in default. As of December 31, 2006, we had reserved $1.5 million under this agreement, which represents an increase of $1.1 million from amounts reserved at December 31, 2005. Funding under this agreement terminated by its terms on June 30, 2006.

These increases were partially offset by lower expenses incurred in rolling out our campus management and reporting system as well as lower compensation expense, primarily resulting from a decrease in bonuses to be paid. As a percentage of revenue, selling, general and administrative expenses increased to 48.7% of revenues for 2006 from 48.1% for 2005.

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

Interest expense. Interest expense decreased $0.6 million, or 20.8%, to $2.3 million for 2006 from $2.9 million for 2005. This decrease was primarily due to a decrease in our average debt balance outstanding as we utilized a portion of the proceeds from our initial public offering to pay down all amounts outstanding under our previous credit agreement in 2005. Interest expense for the year ended December 31, 2005 also included approximately $0.4 million related to the write-off of deferred financing costs under our previous credit agreement.

Income taxes.    Our provision for income taxes for the year ended December 31, 2006 was $12.1 million, or 41.4% of pretax income, compared to $12.9 million, or 38.9% of pretax income for the year ended December 31, 2005. The increase in effective tax rate for the year ended December 31, 2006 is attributable to the recognition of a tax benefit of $0.8 million in 2005 related to the favorable resolution of a tax contingency.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2007:

	Cash Flow Summary
	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$15,735	$15,258	$38,966
Net cash used in investing activities	$(23,830)	$(52,160)	$(50,397)
Net cash provided by (used in) financing activities	$5,136	$(6,894)	$20,243

Index

Operating Activities

As of December 31, 2007, we had cash and cash equivalents of $3.5 million, compared to cash and cash equivalents of $6.5 million as of December 31, 2006. Historically, we have financed our operating activities and our organic growth primarily through cash generated from operations. We have financed acquisitions primarily through the proceeds from our initial public offering, borrowings under our credit agreement and cash generated from operations. Management currently anticipates that we will be able to meet both our short-term cash needs, as well as our needs to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. As of December 31, 2007, we had net borrowings available under our $100 million credit agreement of $90.6 million, including a sub-limit on letters of credit of $15.6 million.

Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2007. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 30 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 14 to 105 weeks. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded and the amount of the refund varies by state.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.    Net cash provided by operating activities increased to $15.7 million for 2007 from $15.3 million for 2006. This increase of $0.4 million was primarily due to a reduction of approximately $5.7 million in cash paid for income taxes during 2007 as compared to 2006 offset by a $3.7 million increase in accounts receivable at December 31, 2007 from December 31, 2006.   The remainder of the decrease was primarily due to decreases in cash used for working capital items during the year offset by a decrease in net income during the year.  The increase in accounts receivable which represents 27.5 days revenues outstanding for 2007 as compared to 24.3 days revenue outstanding in 2006 is attributable to the increase in loans that we provided to our students.  As the gap between the amount of funding provided by Title IV and tuition rates widens, students are finding it increasingly difficult to finance on a short term basis this portion of their tuition. This has resulted in an overall increase in the term of loan programs established to assist students in financing this gap. In an ongoing effort to help those students who are unable to obtain any additional sources of financing, we assist students in financing a portion of their tuition. Students that elect to participate in this financing option currently have up to seven years to repay this obligation, an increase of up to two years from the five year term that we previously offered our students in prior years.

The increase in loans to our students adversely impacts our accounts receivable, our allowance for doubtful accounts and our cash flow from operations. Although we reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability and can have an adverse impact on the results of our operations.

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

Index

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

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.    Net cash used in investing activities decreased $28.4 million to $23.8 million for the year ended December 31, 2007 from $52.2 million for the year ended December 31, 2006. This decrease was primarily attributable to a $32.9 million decrease in cash used in acquisitions offset by a $5.4 million increase in capital expenditures for the year ended December 31, 2007 from the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.    Net cash used in investing activities increased $1.8 million to $52.2 million for the year ended December 31, 2006 from $50.4 million for the year ended December 31, 2005. This increase was primarily attributable to a $5.1 million increase in cash used in acquisitions offset by a $3.3 million decrease in capital expenditures for the year ended December 31, 2006 from the year ended December 31, 2005.

Capital expenditures are expected to increase in 2008 as we upgrade and expand current equipment and facilities or open or expand new facilities to meet increased student enrollments. We anticipate capital expenditures to range between 8% to 10% of revenues in 2008 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit agreement.

Financing Activities

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006. Net cash provided by financing activities was $5.1 million for the year ended December 31, 2007, as compared to net cash used in financing activities of $6.9 million for the year ended December 31, 2006. This increase is due to increased borrowings under our credit facility during 2007 to fund our working capital needs.

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

On February 15, 2005, we and our subsidiaries entered into a credit agreement with a syndicate of banks, which expires February 15, 2010.  This credit agreement provides for a $100 million revolving credit facility with a term of five years under which any outstanding borrowings bear interest at the rate of adjusted LIBOR (as defined in the new credit agreement) plus a margin that may range from 1.00% to 1.75% or a base rate (as defined in the new credit agreement) plus a margin that may range from 0.00% to 0.25%. At December 31, 2007 we had $5.0 million outstanding under the credit agreement.  This amount was repaid in the January 2008. The credit agreement permits the issuance of letters of credit up to an aggregate amount of $20.0 million, the amount of which reduces the availability of permitted borrowings under the new credit agreement. We incurred approximately $0.8 million of deferred finance costs under this agreement.

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

Index

	As of December 31,
	2007	2006
Credit agreement	$5,000	$-
Finance obligation	9,672	9,672
Automobile loans	16	37
Capital leases-computers (with rates ranging from 2.9% to 8.7%)	690	151
Subtotal	15,378	9,860
Less current maturities	(204)	(91)
Total long-term debt	$15,174	$9,769

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through 2008 and our currently identified and planned capital expenditures.

Contractual Obligations

Long-Term Debt and Lease Commitments.    As of December 31, 2007, our long-term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations. We lease offices, educational facilities and various equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$5,000	$-	$5,000	$-	$-
Capital leases (including interest)	838	255	328	255	-
Operating leases	133,433	16,398	28,380	24,385	64,270
Rent on finance obligation	12,546	1,381	2,762	2,762	5,641
Automobile loans (including interest)	16	16	-	-	-
Total contractual cash obligations	$151,833	$18,050	$36,470	$27,402	$69,911

Capital Expenditures.    We have entered into commitments to expand or renovate campuses. These commitments are in the range of $3.0 to $5.0 million in the aggregate and are due within the next 12 months. We expect to fund these commitments from cash generated from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2007, except for our letters of credit of $4.4 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

RELATED PARTY TRANSACTIONS

On October 15, 2007, we entered into a Separation and Release Agreement with Lawrence E. Brown, our former Vice Chairman.  Under this agreement Mr. Brown’s employment terminated as of the close of business on October 31, 2007.  For a period of 14 months following the date of separation of employment, Mr. Brown may continue to provide transitional services to us, not to exceed ten hours per month.  In consideration for a release of claims, we paid Mr. Brown a lump sum cash payment of $0.5 million, subject to withholding, and will reimburse Mr. Brown for the employer-portion of the premiums due for continuation of coverage under COBRA for a maximum period ending on December 31, 2008.  Mr. Brown is entitled to the use of his automobile and reimbursement of associated costs by us through December 31, 2008.  In addition, pursuant to the terms of the agreement, Mr. Brown agreed to be subject to certain restrictive covenants, which, among other things, prohibit him for the duration of 14 months following the date of separation of employment, without our prior written consent, from (i) competing against us and (ii) soliciting our or any of our affiliates’ or subsidiaries’ employees, consultants, clients or customers.

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

Index

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

Similar to many other for-profit post secondary education companies, the increase in our average undergraduate enrollments did not meet our anticipated growth rates. As a result of the slow down in 2005, we entered 2006 with fewer students enrolled than we had in January of 2005. This trend continued throughout 2006 and resulted in a shortfall in the enrollments we were expecting in the second half of 2006 and especially in the third quarter which has accounted for a majority of our yearly starts. As a result we will also enter 2007 with fewer students enrolled than we had in January 2006.   This trend continuing during the first half of 2007 and reserved itself in the latter half of the year as we benefited from the 2007 high school recruiting season.  The slow-down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that the slow-down can be attributed to many factors, including: (a) the economy; (b) the availability of student financing; (c) dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increasing competition in the marketplace.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), "Business Combinations" (“SFAS No. 141R”). The Statement establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provision of SFAS No. 141R is not expected to have a material effect on our consolidated financial statements.

Index

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51". The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for us. The adoption of the provision of SFAS No. 160 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which we has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 will be effective for us as of January 1, 2008.  The adoption of the provision of SFAS No. 159 did not to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted SFAS No. 158 on December 31, 2006.  The incremental effects of applying SFAS No. 158 on our December 31, 2006 consolidated financial statements, on a line by line basis, are as follows:

	Balances Before Adoption of Statement 158	Adjustments	Balances After Adoption of Statement 158
Pension plan assets, net	$5,169	$(4,062)	$1,107
Deferred income taxes	1,037	1,651	2,688
Accumulated other comprehensive income	-	2,411	2,411

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of January 1, 2008. The adoption of the provision of SFAS No. 157 did not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 became effective for the Company as of January 1, 2007. The adoption of the provision of SAB No. 108 had no effect on our consolidated financial statements.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Boards (“APB”) Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. We adopted SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 had no effect on our consolidated financial statements.

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

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock.  Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of December 31, 2007, we had $5.0 million outstanding under the credit agreement.

Based on our outstanding debt balance, a change of one percent in the interest rate would not cause a $0.1 million change in our interest expense.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which are not material.

Effect of Inflation

Inflation has not had and is not expected to have a significant effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 on this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Index

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2007, have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Lincoln Educational Services Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report included in this Form 10-K that follows.

/s/ David F. Carney
David F. Carney
Chairman & Chief Executive Officer
March 17, 2008

/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
March 17, 2008

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees and certain other persons, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics is available on our website at www.lincolnedu.com. If any amendments to or waivers from the Code of Conduct are made, we will disclose such amendments or waivers on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

Index

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	Amended and Restated By-laws of the Company (2).

4.1	Stockholders’ Agreement, dated as of September 15, 1999, among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and Five Mile River Capital Partners LLC (1).

4.2	Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders’ Agreement (1).

4.3	Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders’ Agreement (1).

4.4
Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and other holders of options under the Management Stock Option Plan listed therein (1).

4.5
Assumption Agreement and First Amendment to Management Stockholders Agreement, dated as of December 20, 2007, by and among Lincoln Educational Services Corporation, Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Management Investors parties therein (6).

4.6	Registration Rights Agreement between the Company and Back to School Acquisition, L.L.C. (2).

4.7	Specimen Stock Certificate evidencing shares of common stock (1).

10.1
Credit Agreement, dated as of February 15, 2005, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Harris Trust and Savings Bank, as Administrative Agent (1).

10.2	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and David F. Carney (3).

10.3	Separation and Release Agreement, dated as of October 15, 2007, between the Company and Lawrence E. Brown (4).

10.4	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Scott M. Shaw (3).

10.5	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Cesar Ribeiro (3).

Index

10.6	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Shaun E. McAlmont (3).

10.7	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.9	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.10	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.11	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.12 *	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan.

10.13 *	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan.

10.14	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.15	Stockholder’s Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

10.16
Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer (5).

21.1 *	Subsidiaries of the Company.

23 *	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2005.

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K dated October 15, 2007.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 2008

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Carney	Chief Executive Officer and Chairman of the Board	March 17, 2008
David F. Carney

/s/ Cesar Ribeiro	Senior Vice President, Chief Financial Officer and Treasurer	March 17, 2008
Cesar Ribeiro	(Principal Accounting and Financial Officer)

/s/ Peter S. Burgess	Director	March 17, 2008
Peter S. Burgess

/s/ James J. Burke, Jr..	Director	March 17, 2008
James J. Burke, Jr

/s/ Celia H. Currin	Director	March 17, 2008
Celia H. Currin

/s/ Paul E. Glaske	Director	March 17, 2008
Paul E. Glaske

/s/ Alexis P. Michas	Director	March 17, 2008
Alexis P. Michas

/s/ J. Barry Morrow	Director	March 17, 2008
J. Barry Morrow

/s/ Jerry G. Rubenstein	Director	March 17, 2008
Jerry G. Rubenstein

Index

INDEX TO FINANCIAL STATEMENTS AND MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries at as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, suchconsolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 13, 2008

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flow and financial statement schedule for the year ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements and schedule and included an explanatory paragraph regarding the Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 13, 2008

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,502	$6,461
Restricted cash	-	920
Accounts receivable, less allowance of $11,244 and $11,456 at December 31, 2007 and 2006, respectively	23,286	20,473
Inventories	2,540	2,438
Deferred income taxes, net	4,575	4,827
Due from federal programs	6,087	-
Prepaid expenses and other current assets	3,771	3,049
Total current assets	43,761	38,168

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $82,931 and $72,871 at December 31, 2007 and 2006, respectively	106,564	94,368

OTHER ASSETS:
Noncurrent accounts receivable, less allowance of $159 and $80 at December 31, 2007 and 2006, respectively	1,608	723
Deferred finance charges	827	1,019
Pension plan assets, net	1,696	1,107
Deferred income taxes, net	5,500	2,688
Goodwill	82,714	84,995
Other assets, net	3,513	3,148
Total other assets	95,858	93,680
TOTAL	$246,183	$226,216

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$204	$91
Unearned tuition	34,810	33,150
Accounts payable	13,721	12,118
Accrued expenses	10,079	10,335
Advance payments of federal programs	-	557
Income taxes payable	1,460	2,860
Other short-term liabilities	1,439	-
Total current liabilities	61,713	59,111

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	15,174	9,769
Other long-term liabilities	6,829	5,553
Total liabilities	83,716	74,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2007 and 2006, issued and outstanding 25,888,348 shares at December 31, 2007 and 25,450,695 shares at December 31, 2006	120,379	120,182
Additional paid-in capital	12,378	7,695
Deferred compensation	(3,228)	(467)
Retained earnings	35,024	26,784
Accumulated other comprehensive loss	(2,086)	(2,411)
Total stockholders' equity	162,467	151,783
TOTAL	$246,183	$226,216

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

REVENUES	$327,774	$310,630	$287,368
COSTS AND EXPENSES:
Educational services and facilities	139,500	129,311	114,161
Selling, general and administrative	162,396	151,136	138,125
Gain on sale of assets	(15)	(435)	(7)
Total costs and expenses	301,881	280,012	252,279
OPERATING INCOME	25,893	30,618	35,089
OTHER:
Interest income	180	981	775
Interest expense	(2,341)	(2,291)	(2,892)
Other income (loss)	27	(132)	243
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,759	29,176	33,215
PROVISION FOR INCOME TAXES	9,932	12,092	12,931
INCOME FROM CONTINUING OPERATIONS	13,827	17,084	20,284
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(5,487)	(1,532)	(1,575)
NET INCOME	$8,340	$15,552	$18,709
Basic
Earnings per share from continuing operations	$0.54	$0.67	$0.86
Loss per share from discontinued operations	(0.21)	(0.06)	(0.06)
Net income per share	$0.33	$0.61	$0.80
Diluted
Earnings per share from continuing operations	$0.53	$0.65	$0.83
Loss per share from discontinued operations	(0.21)	(0.05)	(0.07)
Net income per share	$0.32	$0.60	$0.76
Weighted average number of common shares outstanding:
Basic	25,479	25,336	23,475
Diluted	26,090	26,086	24,503

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)
					Loan	Retained	Accumulated
			Additional		Receivable	Earnings	Other
	Common Stock		Paid-in	Deferred	From	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Stockholders	Deficit)	Loss	Total
BALANCE - December 31, 2004	21,699	$62,482	$3,262	$-	$(181)	$(7,477)	$-	$58,086
Net income	-	-	-	-	-	18,709	-	18,709
Issuance of common stock, net of issuance expenses	3,177	56,255	-	-	-	-	-	56,255
Stock-based compensation expense:
Restricted Stock	21	-	420	(360)	-	-	-	60
Stock Options	-	-	1,286	-	-	-	-	1,286
Stockholders loan repayment	-	-	-	-	181	-	-	181
Tax benefit of options exercised	-	-	697	-	-	-	-	697
Exercise of stock options	271	716	-	-	-	-	-	716
BALANCE - December 31, 2005	25,168	119,453	5,665	(360)	-	11,232	-	135,990
Net income	-	-	-	-	-	15,552	-	15,552
Reduction in estimated stock issuance expenses	-	150	-	-	-	-	-	150
Stock-based compensation expense
Restricted Stock	19	-	300	(107)	-	-	-	193
Stock Options	-	-	1,231	-	-	-	-	1,231
Tax benefit of options exercised	-	-	499	-	-	-	-	499
Exercise of stock options	264	579	-	-	-	-	-	579
Initial adoption of SFAS No. 158, net of taxes	-	-	-	-	-	-	(2,411)	(2,411)
BALANCE - December 31, 2006	25,451	120,182	7,695	(467)	-	26,784	(2,411)	151,783
Net income	-	-	-	-	-	8,340	-	8,340
Initial adoption of FIN 48	-	-	-	-	-	(100)	-	(100)
Employee pension plan	-	-	-	-	-	-	325	325
Stock-based compensation expense
Restricted Stock	217	-	3,155	(2,761)	-	-	-	394
Stock Options	-	-	1,455	-	-	-	-	1,455
Tax benefit of options exercised	-	-	73	-	-	-	-	73
Exercise of stock options	220	197	-	-	-	-	-	197
BALANCE - December 31, 2007	25,888	$120,379	$12,378	$(3,228)	$-	$35,024	$(2,086)	$162,467

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,340	$15,552	$18,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,741	14,866	13,064
Amortization of deferred finance charges	192	192	215
Write-off of deferred finance costs	-	-	365
Deferred income taxes	(2,761)	(3,655)	340
Gain on disposition of assets	(15)	(437)	(7)
Impairment of goodwill and long-lived assets	3,099	-	-
Fixed asset donations	(26)	(22)	(243)
Provision for doubtful accounts	17,767	15,590	11,188
Stock-based compensation expense	1,849	1,424	1,346
Tax benefit associated with exercise of stock options	(73)	-	697
Deferred rent	630	1,081	1,670
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(21,465)	(21,870)	(11,676)
Inventories	(102)	(587)	(65)
Prepaid expenses and current assets	(1,957)	(374)	(300)
Due from federal funds	(6,644)	-	-
Other assets	(740)	1,181	54
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(284)	(1,441)	1,801
Other liabilities	1,926	(157)	(468)
Income taxes payable/prepaid	(1,181)	(1,225)	4,068
Accrued expenses	(221)	(870)	(1,715)
Unearned tuition	1,660	(3,990)	(77)
Total adjustments	7,395	(294)	20,257
Net cash provided by operating activities	15,735	15,258	38,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	920	(920)	-
Capital expenditures	(24,766)	(19,341)	(22,621)
Proceeds from sale of property and equipment	16	973	-
Acquisitions, net of cash acquired	-	(32,872)	(27,776)
Net cash used in investing activities	(23,830)	(52,160)	(50,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	26,500	14,000	31,000
Payments on borrowings	(21,500)	(21,214)	(66,750)
Payments of deferred finance fees	-	-	(848)
Proceeds from exercise of stock options	197	579	716
Tax benefit associated with exercise of stock options	73	499	-
Principal payments under capital lease obligations	(134)	(908)	(311)
Repayment from shareholder loans	-	-	181
Proceeds from issuance of common stock, net of issuance costs of $2,845	-	150	56,255
Net cash provided by (used in) financing activities	5,136	(6,894)	20,243
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,959)	(43,796)	8,812
CASH AND CASH EQUIVALENTS—Beginning of year	6,461	50,257	41,445
CASH AND CASH EQUIVALENTS—End of year	$3,502	$6,461	$50,257

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2007	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,305	$2,243	$2,358
Income taxes	$10,148	$15,799	$11,025
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Fair value of assets acquired	$-	$47,511	$32,335
Net cash paid for the acquisitions	-	(32,872)	(27,776)
Liabilities assumed	$-	$14,639	$4,559
Fixed assets acquired in capital lease transactions	$652	$-	$-
Fixed assets acquired in noncash transactions	$2,812	$101	$-

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(In thousands, except share and per share amounts and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and Subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Sciences (which includes programs for licensed practical nursing (LPN), medical administrative assistants, medical assistants, pharmacy technicians, medical coding and billing and dental assisting), Business and Information Technology, Hospitality Services (spa and culinary) and Skilled Trades. We currently have 34 schools in 17 states across the United States.

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

Restricted Cash— Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs. These funds are either received prior to the completion of the authorization and disbursement process for the benefit of the student or immediately prior to that authorization. Restricted funds are held in separate bank accounts. Once the authorization and disbursement process is completed and authorization obtained, the funds are transferred to unrestricted accounts, and these funds then become available for use in the Company’s current operations.  As of December 31, 2006 the Company was subject to Heightened Cash Monitoring, Type 1 Status by the DOE however as of December 30, 2007 the Company the Company is no longer subject to this restriction.  Therefore, the Company had no restrictions on cash at December 31, 2007.

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

Deferred Finance Charges—These charges consist of $0.3 million and $0.5 million as of December 31, 2007 and 2006, respectively, related to the long-term debt and $0.5 million as of December 31, 2007 and 2006, related to the finance obligation. These amounts are being amortized as an increase in interest expense over the respective life of the debt or finance obligation.

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $31.1 million, $28.9 million and $25.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statement of income.

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

As discussed in Note 19, as a result of a decision to close three of our campuses we conducted a review of our goodwill as of June 30, 2007.  In connections with that review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.   At December 31, 2007 and 2006, the Company tested its goodwill for impairment utilizing a market capitalization approach and determined that it did not have an impairment.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and student receivables.

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $100,000. The Company's cash balances on deposit at December 31, 2007, exceeded the balance insured by the FDIC by approximately $2.0 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2007, and 2006.

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

Index

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

As discussed in Note 19, as a result of a decision to close three of our campuses we conducted a review of our long-lived assets as of June 30, 2007.  In connections with that review, we recognized a non-cash impairment charge of approximately $0.9 million as of June 30, 2007.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), "Business Combinations" (“SFAS No. 141R”). The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.   The adoption of the provision of SFAS No. 141R is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51". The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company.  The adoption of the provision of SFAS No. 160R is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 will be effective for the Company as of January 1, 2008.  The adoption of the provision of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of January 1, 2008. The adoption of the provision of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

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

3.             FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (or "DOE"). During the years ended December 31, 2007, 2006 and 2005, approximately 80%, 80% and 80%, respectively, of net revenues were indirectly derived from funds distributed under Title IV Programs.

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

An institution that does not meet the DOE's minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the DOE.  Based on audited financial statements for the 2007, 2006 and 2005 fiscal years our calculations result in a composite score of 1.8, 1.7 and 2.5, respectively.  Beginning December 30, 2004 and for a period of three years, all of our institutions were placed on "Heightened Cash Monitoring, Type 1 status." As a result, we were subject to a less favorable Title IV fund payment system that required us to credit student accounts before drawing down Title IV funds and also required us to timely notify the DOE with respect to certain enumerated oversight and financial events.  The DOE has notified us that, as of December 31, 2007, we are no longer subject to Heightened Cash Monitoring, Type 1 Status.

For the years ended December 31, 2007, 2006 and 2005 the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.

4.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2007, 2006 and 2005, respectively, in thousands, were as follows:

	Year Ended December 31,
	2007	2006	2005
Basic shares outstanding	25,479	25,336	23,475
Dilutive effect of stock options	611	750	1,028
Diluted shares outstanding	26,090	26,086	24,503

For the years ended December 31, 2007, 2006 and 2005, options to acquire 608,208, 288,500 and 184,000 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

Index

5.	BUSINESS ACQUISITIONS

On May 22, 2006, the Company acquired all of the outstanding common stock of New England Institute of Technology at Palm Beach, Inc. (“FLA”) for approximately $40.1 million. The purchase price was $32.9 million, net of cash acquired plus the assumption of a mortgage note for $7.2 million. The FLA purchase price has been allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

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

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

	FLA May 22, 2006	EUP December 1, 2005	NETI January 11, 2005

Property, equipment and facilities	$20,609	$793	$1,000
Goodwill	24,710	9,019	18,464
Identified intangibles:
Student contracts	350	130	770
Trade name	280	180	600
Curriculum	-	-	700
Non-compete	200	-	-
Other assets	450	-	-
Current assets, excluding cash acquired	912	125	782
Total liabilities assumed	(14,639)	(998)	(3,561)
Cost of acquisition, net of cash acquired	$32,872	$9,249	$18,755

6.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006 are as follows (in thousands):

Goodwill balance as of December 31, 2005	$59,467
Goodwill acquired pursuant to business acquisition-FLA	24,710
Goodwill adjustments	818
Goodwill balance as of December 31, 2006	84,995
Goodwill adjustments	(146)
Goodwill impairment	(2,135)
Goodwill balance as of December 31, 2007	$82,714

As described further in Note 19, during the year ended December 31, 2007, the Company recorded a goodwill impairment charge as a result of its decision to cease operations at three of its campuses.

Index

Identified intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

		At December 31, 2007		At December 31, 2006
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Student Contracts	1	$2,215	$2,212	$2,200	$2,010
Trade name	Indefinite	1,270	-	1,270	-
Accreditation	Indefinite	307	-	-	-
Curriculum	10	700	208	700	138
Non-compete	5	201	65	201	25
Total		$4,693	$2,485	$4,371	$2,173

The increase in accreditation assets was due to the purchase of a new nursing program on March 5, 2007.

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 was approximately $0.3 million, $0.5 million and $0.7 million, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2008	$113
2009	110
2010	110
2011	86
2012	70
Thereafter	142
$631

7.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2007	2006
Land	-	$13,563	$13,563
Buildings and improvements	1-25	104,484	97,914
Equipment, furniture and fixtures	1-12	61,102	52,311
Vehicles	1-7	2,120	1,915
Construction in progress	-	8,226	1,536
		189,495	167,239
Less accumulated depreciation and amortization		(82,931)	(72,871)
		$106,564	$94,368

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2007 and 2006 of $6.6 million and $6.0 million, respectively, net of accumulated depreciation of $5.9 million and $5.7 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2007 and 2006 of $0.5 million and $0.4 million, respectively, net of accumulated depreciation of $0.1 million and $0.1 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $14.5 million, $13.0 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Index

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2007	2006
Accrued compensation and benefits	$5,888	$6,255
Other accrued expenses	4,191	4,080
	$10,079	$10,335

9.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2007	2006
Credit agreement (a)	$5,000	$-
Finance obligation (b)	9,672	9,672
Automobile loans	16	37
Capital leases-computers (with rates ranging from 2.9% to 8.7%)	690	151
	15,378	9,860
Less current maturities	(204)	(91)
	$15,174	$9,769

(a) The Company has a credit agreement with a syndicate of banks which expires February 15, 2010.  Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility. The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement. At December 31, 2007, the Company had outstanding letters of credit aggregating $4.4 million which is primarily comprised of letters of credit for the Department of Education and real estate leases.

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

During 2007, the Company had incurred a total of $26.5 million under the current credit agreement.  Interest rates on the loans outstanding during the year ranged from 6.32% to 8.25%.  During the third quarter of 2007, the Company had paid down a total of 21.5 million on the total debt incurred during the year leaving $5.0 million outstanding under the current credit agreement as of December 31, 2007.  The interest rate on the $5.0 million is at an interest rate of 7.25% at December 31, 2007.

The credit agreement contains various covenants, including a number of financial covenants. Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of December 31, 2007, the Company was in compliance with the financial covenants contained in the credit agreement.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001, as discussed further in Note 17. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2007 were $1.3 million, $1.3 million and $1.3 million, respectively. These payments have been reflected in the accompanying consolidated income statement as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is January 25, 2017.

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

Index

As of December 31, 2007, the Company was in compliance with the financial covenants contained in its borrowing agreements.

Scheduled maturities of long-term debt and lease obligations at December 31, 2007 are as follows:

Year ending December 31,
2008	$204
2009	130
2010	5,135
2011	146
2012	91
Thereafter	9,672
$15,378

10.	SLM FINANCIAL CORPORATION LOAN AGREEMENT

The Company entered into an agreement, effective March 28, 2005 to June 30, 2006, with SLM Financial Corporation (SLM) to provide up to $6.0 million of private recourse loans to qualifying students.  Under the recourse loan agreement, the Company was required to fund 30% of all loans disbursed into a SLM reserve account.  During the term of the agreement, $4.9 million of loans were disbursed, resulting in a $1.5 million of bad debt expense.  Funding under the private recourse loan agreement was classified as bad debt expense included in selling, general and administrative expenses in our financial statements.  For the year ended December 31, 2007, no loans were disbursed under this program.

The Company entered into a Tiered Discount Loan Program agreement, effective September 1, 2007, with SLM to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under this agreement, the Company was required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  The Company was billed at the beginning of each month based on loans disbursed during the prior month. For the year ended December 31, 2007, $0.4 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables.  Loss on sale of receivables is included in selling, general and administrative expenses in the accompanying statements of income.

In January 2008, SLM notified the Company that it was terminating its tiered discount loan program, effective February 18, 2008.  The termination of this agreement is expected to have a limited impact on the Company.  The loans covered under the SLM tiered discount loan program represented approximately 4.6% of revenue on a cash basis as of December 31, 2007.  The Company had previously concluded the SLM’s tiered discount program was too expensive and had decided to finance these students through internal funding sources.

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

Index

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

Under the Company’s LTIP, certain employees received restricted stock totaling 200,000 shares equal to $2.9 million on October 30, 2007.  The number of shares granted to each employee was based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably each year over five years from the grant date. The recognized restricted stock expense for the year ended December 31, 2007 was $0.1 million. The deferred compensation or unrecognized restricted stock expense under the LTIP as of December 31, 2007 was $2.8 million.

Pursuant to the Company’s 2005 Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”), each of the Company’s seven non-employee directors received an award of 3,069 restricted shares of common stock equal to $0.06 million on July 29, 2005. On January 1, 2006, one non-employee director resigned, forfeiting 3,069 restricted shares of common stock awarded on July 29, 2005. Two newly appointed non-employee directors each received an award of 3,625 restricted shares of common stock equal to $0.06 million on March 1, 2006.  On May 23, 2006, the date of the Company’s 2006 annual meeting, each non-employee director received an annual restricted award of 1,781 restricted shares of common stock equal to $0.03 million. Beginning in 2007, each non-employee director received, on April 26, 2007, the date of the Company’s 2007 annual meeting, an annual restricted award of 2,825 restricted shares of common stock equal to $0.04 million.  The number of shares granted to each non-employee director was based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first, second and third anniversaries of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of December 31, 2007, there were a total of 57,477 shares awarded and 19,442 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the year ended December 31, 2007 and 2006 was $0.3 million and $0.3 million, respectively. The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of December 31, 2007 and 2006 was $0.4 million and $0.5 million, respectively.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2007, 2006, and 2005 were $6.78, $9.68, and $10.55, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2007	2006	2005
Expected volatility	55.42%	55.10%	55.10-71.35%
Expected dividend yield	0%	0%	0%
Expected life (term)	6 Years	6 Years	4-8 Years
Risk-free interest rate	4.36%	4.13-4.84%	3.59-4.29%
Weighted-average exercise price during the year	$11.96	$17.00	$17.14

Index

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2004	2,022,495	5.92
Granted	189,500	17.14
Cancelled	(102,125)	11.30
Exercised	(270,697)	2.65

Outstanding December 31, 2005	1,839,173	7.26
Granted	256,000	17.00
Cancelled	(103,072)	13.98
Exercised	(263,876)	3.56		$3,444

Outstanding December 31, 2006	1,728,225	8.85	6.31 years	10,255
Granted	185,500	11.96
Cancelled	(181,474)	12.02
Exercised	(220,088)	3.34		1,811

Outstanding December 31, 2007	1,512,163	9.65	5.83 years	9,156

Exercisable as of December 31, 2007	1,066,215	7.41	4.83 years	8,514

As of December 31, 2007, we estimate that unrecognized pre-tax compensation expense for all unvested stock option awards, in the amount of approximately $1.9 million which will be expensed over the weighted-average period of approximately 1.6 years.

The following table presents a summary of options outstanding at December 31, 2007:

	At December 31, 2007
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	1.47	$1.55	50,898	$1.55
$3.10	651,557	4.04	3.10	648,357	3.10
$4.00-$13.99	201,500	8.67	11.11	17,400	5.29
$14.00-$19.99	480,708	7.29	15.34	281,660	14.78
$20.00-$25.00	127,500	6.68	22.66	67,900	22.99
	1,512,163	5.83	9.65	1,066,215	7.41

12.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for nonunion employees.

Index

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2007	2006
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$14,624	$13,961
Service cost	115	110
Interest cost	831	797
Actuarial (gain) loss	(965)	218
Benefits paid	(543)	(462)
Benefit obligation at end of year	14,062	14,624

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	15,731	14,330
Actual return on plan assets	570	1,663
Employer contribution	-	200
Benefits paid	(543)	(462)
Fair value of plan assets-end of year	15,758	15,731

FAIR VALUE IN EXCESS OF BENEFIT OBLIGATION FUNDED STATUS:	$1,696	$1,107

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2007	2006
Noncurrent assets	$1,696	$1,107

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2007	2006
Loss	$(3,537)	$(4,062)
Deferred income taxes	1,451	1,651
Accumulated other comprehensive loss	$(2,086)	$(2,411)

The accumulated benefit obligation was $13.9 million and $14.5 million at December 31, 2007 and 2006, respectively.

The following table provides the components of net periodic benefit cost for the plan:

	Year Ended December 31,
	2007	2006
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)
Service cost	$115	$110
Interest cost	831	797
Expected return on plan assets	(1,233)	(1,122)
Amortization of transition asset	-	-
Amortization of prior service cost	-	1
Recognized net actuarial loss	223	316
Net periodic benefit cost (income)	$(64)	$102

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are ($0.2) million, $0 million and $0 million.

Index

Fair value of total plan assets by major asset category as of December 31:

	2007	2006
Equity securities	49%	49%
Fixed income	37%	36%
International equities	14%	14%
Cash and equivalents	0%	1%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2007	2006
Discount rate	6.37%	5.82%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2007	2006	2005
Discount rate	5.82%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Long-term rate of return	8.00%	8.00%	8.00%

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

While the Company does not expect to make any contributions to the plan in 2008, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was $0 and $0.2 million for the year ended December 31, 2007 and 2006, respectively. The net periodic benefit income was $64,000 for the year ended December 31, 2007. The net periodic benefit expense was $102,000 for the year ended December 31, 2006.

Index

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2008	$657
2009	690
2010	754
2011	786
2012	838
Years 2013-2017	5,388

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 15% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount on the first 6% of compensation. For the years ended December 31, 2007, 2006 and 2005 the Company's expense for the 401(k) plan amounted to $1.2 million, $0.9 million and $0.9 million, respectively.

13.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$8,538	$12,585	$9,943
State	2,484	3,162	2,648
Total	11,022	15,747	12,591

Deferred:
Federal	(776)	(2,908)	75
State	(314)	(747)	265
Total	(1,090)	(3,655)	340

Total provision	$9,932	$12,092	$12,931

Index

The components of the deferred tax assets are as follows:

	At December 31,
	2007	2006
Deferred tax assets
Current:
Accrued vacation	$102	$94
Allowance for bad debts	4,662	4,683
Accrued student fees	-	50
Total current deferred tax assets	4,764	4,827

Deferred tax liabilities
Current:
Accrued student fees	(189)	-
Total current deferred tax liabilities	(189)	-
Total net current deferred tax assets	4,575	4,827

Noncurrent:
Accrued rent	2,455	2,177
Stock-based compensation	2,048	1,568
Depreciation	7,554	5,369
Sale leaseback-deferred gain	2,025	1,889
Total noncurrent deferred tax assets	14,082	11,003

Deferred tax liabilities
Noncurrent:
Other intangibles	(2,294)	(3,177)
Goodwill	(5,592)	(4,687)
Prepaid pension cost	(696)	(451)
Total deferred tax liabilities	(8,582)	(8,315)
Total net noncurrent deferred tax assets	5,500	2,688
Total net deferred tax assets	$10,075	$7,515

At December 31, 2005, the Company had $0.8 million of state net operating loss carry-forwards, which were used in 2006.

The difference between the actual tax provision (benefit) and the tax provision (benefit) that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2007		2006		2005
Income from continuing operations before taxes	$23,759		$29,176		$33,215

Expected tax	$8,316	35.0%	$10,212	35.0%	$11,625	35.0%
State tax expense (net of federal benefit)	1,411	6.0	1,570	5.4	1,893	5.7
Resolution of tax contingency (a)	-	-	-	-	(785)	(2.4)
Other	205	0.8	310	1.0	198	0.6
Total	$9,932	41.8%	$12,092	41.4%	$12,931	38.9%

(a) For the year ended December 31, 2005, the Company recognized a benefit of approximately $0.8 million resulting from the resolution of a tax contingency.

On January 1, 2007, the Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109.  The adoption of FIN 48 did not have a significant impact on the Company’s financial position.  The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The amount of unrecognized tax benefit was $0.1 million as of January 1, 2007 and December 31, 2007. Included in this balance were positions that, if recognized, would affect the effective tax rate by $0.1 million as of January 1, 2007 and December 31, 2007.

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$100
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increase in current period tax positions	-
Settlements	-
Lapse of statue of limitations	-
Unrecognized tax benefits balance at December 31, 2007	$100

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2003.

Due to the nature and status of the positions taken, management has determined that it is not reasonably possible that the unrecognized tax benefit will significantly increase or decrease during the 12 months ended 31 December 2008.

14.           SEGMENT REPORTING

The Company's principal business is providing post-secondary education. Accordingly, the Company's operations aggregate into one reporting segment.

15.	RELATED PARTY TRANSACTIONS

On October 15, 2007, the Company entered into a Separation and Release Agreement with Lawrence E. Brown, our former Vice Chairman.  Under this agreement Mr. Brown’s employment terminated as of the close of business on October 31, 2007.  For a period of 14 months following the date of separation of employment, Mr. Brown may continue to provide transitional services to us, not to exceed ten hours per month.  In consideration for a release of claims, the Company paid Mr. Brown a lump sum cash payment of $0.5 million, subject to withholding, and will reimburse Mr. Brown for the employer-portion of the premiums due for continuation of coverage under COBRA for a maximum period ending on December 31, 2008.  Mr. Brown is entitled to the use of his automobile and reimbursement of associated costs by us through December 31, 2008.  In addition, pursuant to the terms of the agreement, Mr. Brown agreed to be subject to certain restrictive covenants, which, among other things, prohibit him for the duration of 14 months following the date of separation of employment, without our prior written consent, from (i) competing against the Company and (ii) soliciting the Company or any of our affiliates’ or subsidiaries’ employees, consultants, clients or customers.

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

In 2003, the Company entered into a management service agreement with its major stockholder.  In accordance with this agreement the Company paid Stonington Partners a management fee of $0.75 million per year for management consulting and financial and business advisory services for each of the years in 2005.  Such services included valuing acquisitions and structuring their financing and assisting with new loan agreements.  This agreement terminated by its terms upon the Company’s completion of its initial public offering in 2005.

Index

16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On May 22, 2006, the Company assumed a mortgage note payable (See Note 9) with an accompanying interest rate swap (the “SWAP”) as part of the acquisition of the New England Institute of Technology at Palm Beach, Inc. in the amount of $7.2 million.  The Company accounted for the interest rate swap agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Under the swap agreement, the Company paid a fixed rate tied to the one month LIBOR rate until May 1, 2013 and received a variable rate of 6.48%.  The SWAP was accounted for as an ineffective hedge as it did not meet the requirements set forth under SFAS No. 133.  Accordingly, other income (loss) includes a loss of $0.2 million as of December 31, 2006.  The Company repaid the mortgage note in November 2006. As a result the SWAP agreement was terminated in 2006 and the Company received $0.2 million for the fair market value.

17.           COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2020 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligations	Operating Leases	Capital Leases
2008	$1,381	$16,398	$256
2009	1,381	15,245	167
2010	1,381	13,135	161
2011	1,381	12,401	161
2012	1,381	11,984	93
Thereafter	5,641	64,270	-
	12,546	133,433	838
Less amount representing interest	(12,546)	-	(133)
	$-	$133,433	$705

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

Rent expense, included in operating expenses in the accompanying financial statements for the three years ended December 31, 2007 is $16.7 million, $15.7 million, and $15.1 million, respectively. Interest expense related to the financing obligation in the accompanying financial statements for the years ended December 31, 2007, 2006 and 2005 is $1.3 million, $1.3 million and $1.3 million, respectively.

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

Student Loans—At December 31, 2007, the Company had committed to fund approximately $15.5 million in student financing.

Vendor Relationship—On April 1, 2006, the Company entered into an agreement with Snap-on Industrial which expires on March 31, 2011.  The Company has agreed to grant Snap-on exclusive rights to our certain automotive campuses to display advertising and to train our students with the exception of one pre-existing vendor contract.   The Company earns credits that are redeemable for tools and equipment based on the number of automotive graduates quarterly. In addition, credits are earned on our purchases as well as purchases made by students enrolled in our automotive programs. Snap-on receivable for credits not redeemed for the years ended December 31, 2007 and 2006 was $0.5 million and $0.3 million, respectively.

In October 1, 2005, the Company entered into an agreement with Snap-on exclusively for our Queens, NY campus opened March 27, 2006 which expires on November 30, 2011. We have agreed to grant Snap-on exclusive rights to in school advertising and supplying all student training tools and equipment, as well as our automotive equipment purchases.   In exchange, Snap-on agrees to advance tools and equipment needed to build out the school, not to exceed $1.0 million at list price.   The equipment advance is offset by credits earned through purchases by the Queens campus and their students.   Snap-on liability resulting from advanced equipment received in excess of credits earned for the years ended December 31, 2007 and 2006, was $0.6 million and $0.6 million, respectively.

Index

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $2.8 million at December 31, 2007.

Change in Control Agreements—In the event of a change of control several key executives will receive continue salary payments based on their employment agreements.

Surety Bonds—Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2007, we have posted surety bonds in the total amount of approximately $14.0 million.

18.           UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2007 and 2006 is as follows (in thousands except per share data):

	Quarter
2007	First	Second	Third	Fourth

Revenues	$76,170	$74,744	$86,566	$90,294
Operating (loss) income	(1,164)	1,966	8,079	17,013
(Loss) income from continuing operations	(930)	768	4,370	9,620
Loss from discontinued operations	(688)	(2,468)	(2,331)	-
Net (loss) income	(1,618)	(1,700)	2,039	9,620
(Loss) income per share:
Basic
(Loss) earnings per share from continuing operations	$(0.04)	$0.03	$0.17	$0.38
Loss per share from discontinued operations	(0.02)	(0.10)	(0.09)	-
Net (loss) income per share	$(0.06)	$(0.07)	$0.08	$0.38
Diluted
(Loss) earnings per share from continuing operations	$(0.04)	$0.03	$0.17	$0.37
Loss per share from discontinued operations	(0.02)	(0.10)	(0.09)	-
Net (loss) income per share	$(0.06)	$(0.07)	$0.08	$0.37

Index

	Quarter
2006	First	Second	Third	Fourth

Revenues	$72,612	$72,647	$81,911	$83,460
Operating income	5,299	2,523	5,580	17,219
Income from continuing operations	3,108	1,406	2,788	9,799
Loss from discontinued operations	(346)	(440)	(556)	(207)
Net income	2,762	966	2,232	9,592
Income per share:
Basic
Earnings per share from continuing operations	$0.12	$0.06	$0.11	$0.39
Loss per share from discontinued operations	(0.01)	(0.02)	(0.02)	(0.01)
Net income (loss) per share	$0.11	$0.04	$0.09	$0.38
Diluted
Earnings per share from continuing operations	$0.12	$0.05	$0.11	$0.38
Loss per share from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net income per share	$0.11	$0.04	$0.09	$0.37

19.	DISCONTINUED OPERATIONS

On July 31, 2007 the Company’s Board of Directors approved a plan to cease operations at the Company’s Plymouth Meeting, Pennsylvania, Norcross, Georgia and Henderson, Nevada campuses.  As a result of the above decision, the Company reviewed the related goodwill and long-lived assets for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of September 30, 2007, all operations had ceased at these campuses and, accordingly, the results of operations of these campuses have been reflected in the accompanying statements of operations as “Discontinued Operations” for all periods presented.

The results of operations at these three campuses for each of the three year period ended December 31, 2007 were comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue	$4,230	$10,876	$11,853
Operating expenses	(13,760)	(13,493)	(14,432)
	(9,530)	(2,617)	(2,579)
Benefit for income taxes	(4,043)	(1,085)	(1,004)
Loss from discontinued operations	$(5,487)	$(1,532)	$(1,575)

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written- off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2007 Student receivable allowance	$11,536	$17,767	$(17,900)	$11,403
December 31, 2006 Student receivable allowance	$7,647	$15,590	$(11,701)	$11,536
December 31, 2005 Student receivable allowance	$7,023	$11,188	$(10,564)	$7,647