Form 10-Q
period 2008-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2008-05-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Executive Drive, Suite 340	07052
West Orange, NJ	(Zip Code)
(Address of principal executive offices)

(973) 736-9340
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2008, there were 26,027,733 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,620	$3,502
Accounts receivable, less allowance of $10,978 and $11,244 at March 31, 2008 and December 31, 2007, respectively	19,616	23,286
Inventories	2,582	2,540
Deferred income taxes, net	4,500	4,575
Due from federal programs	-	6,087
Prepaid income taxes	3,081	-
Prepaid expenses and other current assets	3,645	3,771
Total current assets	39,044	43,761

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $82,362 and $82,931 at March 31, 2008 and December 31, 2007, respectively	108,248	106,564

OTHER ASSETS:
Noncurrent accounts receivable, less allowance of $244 and $159 at March 31, 2008 and December 31, 2007, respectively	2,467	1,608
Deferred finance charges	779	827
Pension plan assets, net	1,713	1,696
Deferred income taxes, net	6,068	5,500
Goodwill	82,714	82,714
Other assets, net	3,219	3,513
Total other assets	96,960	95,858
TOTAL ASSETS	$244,252	$246,183

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$189	$204
Unearned tuition	31,136	34,810
Accounts payable	13,527	13,721
Accrued expenses	10,739	10,079
Advance payments of federal programs	105	-
Income taxes payable	-	1,460
Other short-term liabilities	1,106	1,439
Total current liabilities	56,802	61,713

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	17,136	15,174
Other long-term liabilities	6,741	6,829
Total liabilities	80,679	83,716

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, no par value - authorized 100,000,000 shares at March 31, 2008 and December 31, 2007, issued and outstanding 25,986,648 shares at March 31, 2008 and 25,888,348 shares at December 31, 2007	120,441	120,379
Additional paid-in capital	13,661	12,378
Deferred compensation	(3,951)	(3,228)
Retained earnings	35,508	35,024
Accumulated other comprehensive loss	(2,086)	(2,086)
Total stockholders' equity	163,573	162,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,252	$246,183

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

REVENUES	$84,047	$76,170
COSTS AND EXPENSES:
Educational services and facilities	36,629	34,151
Selling, general and administrative	46,132	43,183
Loss on disposal of assets	37	-
Total costs and expenses	82,798	77,334
OPERATING INCOME (LOSS)	1,249	(1,164)
OTHER:
Interest income	45	48
Interest expense	(504)	(484)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	790	(1,600)
PROVISION (BENEFIT) FOR INCOME TAXES	306	(670)
INCOME (LOSS) FROM CONTINUING OPERATIONS	484	(930)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(688)
NET INCOME (LOSS)	$484	$(1,618)
Basic
Earnings (loss) per share from continuing operations	$0.02	$(0.04)
Loss per share from discontinued operations	-	(0.02)
Net income (loss) per share	$0.02	$(0.06)
Diluted
Earnings (loss) per share from continuing operations	$0.02	$(0.04)
Loss per share from discontinued operations	-	(0.02)
Net income (loss) per share	$0.02	$(0.06)
Weighted average number of common shares outstanding:
Basic	25,660	25,460
Diluted	26,249	25,460

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except shares amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total
BALANCE - December 31, 2007	25,888,348	$120,379	$12,378	$(3,228)	$35,024	$(2,086)	$162,467
Net income	-	-	-	-	484	-	484
Stock-based compensation expense
Restricted stock	80,000	-	960	(723)	-	-	237
Stock options	-	-	321	-	-	-	321
Tax benefit of options exercised	-	-	2	-	-	-	2
Exercise of stock options	18,300	62	-	-	-	-	62
BALANCE - March 31, 2008	25,986,648	$120,441	$13,661	$(3,951)	$35,508	$(2,086)	$163,573

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$484	$(1,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,370	3,844
Amortization of deferred finance charges	48	48
Deferred income taxes	(493)	(510)
Loss on disposal of assets	37	-
Provision for doubtful accounts	4,030	3,688
Stock-based compensation expense	558	411
Tax benefit associated with exercise of stock options	(2)	-
Deferred rent	110	191
(Increase) decrease in assets:
Accounts receivable	(1,219)	(2,793)
Inventories	(42)	15
Prepaid expenses and current assets	(400)	(533)
Due from federal programs	6,192	-
Other assets	247	(198)
Increase (decrease) in liabilities:
Accounts payable	1,723	791
Other liabilities	(487)	(14)
Income taxes	(4,539)	(9,183)
Accrued expenses	604	515
Unearned tuition	(3,674)	(3,746)
Total adjustments	7,063	(7,474)
Net cash provided by (used in) operating activities	7,547	(9,092)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	(560)
Capital expenditures	(7,440)	(5,192)
Net cash used in investing activities	(7,440)	(5,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	7,000	13,000
Payments on borrowings	(5,000)	-
Proceeds from exercise of stock options	62	35
Tax benefit associated with exercise of stock options	2	28
Principal payments of capital lease obligations	(53)	(22)
Net cash provided by financing activities	2,011	13,041
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,118	(1,803)
CASH AND CASH EQUIVALENTS—Beginning of period	3,502	6,461
CASH AND CASH EQUIVALENTS—End of period	$5,620	$4,658

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$484	$430
Income taxes	$5,641	$8,498

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Fixed assets acquired in noncash transactions	$1,969	$165

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. The Company currently has 34 schools in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, when read in conjunction with the December 31, 2007 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 and the audited consolidated financial statements as of December 31, 2007 include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, stock-based compensation, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) – an amendment to FASB Statement No. 133.   The Statement is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement will be effective for the Company as of January 1, 2009. The adoption of the provision of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The Statement will be effective for the Company’s business combinations completed on or after January 1, 2009.  The Company is currently evaluating the impact of the adoption of the Statement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51," (“SFAS No. 160”). The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement will be effective for the Company as of January 1, 2009.  The adoption of the provision of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.

Index

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”), providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Historically, GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 became effective for the Company as of January 1, 2008; however, the Company did not elect to utilize the option to report selected assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 became effective for the Company as of January 1, 2008. The adoption of the provision of SFAS No. 157 had no effect on the Company’s consolidated financial statements.

3.	DISCONTINUED OPERATIONS

On July 31, 2007, the Company’s Board of Directors approved a plan to cease operations at three of the Company’s campuses.  As a result of that decision, the Company recognized a non-cash impairment charge related to goodwill at these three campuses of approximately $2.1 million as of June 30, 2007.  Additionally, the Company determined that certain long-lived assets would not be recoverable at June 30, 2007 and recorded a non-cash charge of $0.9 million to reduce the carrying value of these assets to their estimated fair value.

As of September 30, 2007, all operations had ceased at these campuses, and accordingly, the results of operations of these campuses have been reflected in the accompanying statements of operations as “Discontinued Operations” for all periods presented.

The following amounts relate to discontinued operations at these three campuses:

Three Months Ended
March 31, 2007
Revenues	$1,972
Operating expenses	(3,167)
(1,195)
Benefit for income taxes	507
Loss from discontinued operations	$(688)

4.	STOCK-BASED COMPENSATION

The Company currently accounts for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share Based Payment.”  Reflected in the accompanying condensed consolidated statements of operations were compensation expense of approximately $0.6 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures upon grant issuance.

Index

5.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three months ended March 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended
	March 31,
	2008	2007
Basic shares outstanding	25,659,964	25,460,082
Dilutive effect of stock options	589,315	-
Diluted shares outstanding	26,249,279	25,460,082

For the three months ended March 31, 2008 and 2007, options to acquire 581,708 and 725,375 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company reviews intangible assets with an indefinite useful life for impairment when indicators of impairment exist.  Annually, or more frequently, if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

There were no changes in the carrying amount of goodwill from the year ended December 31, 2007 to the three months ended March 31, 2008.

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		At March 31, 2008			At December 31, 2007
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Student Contracts	1	$2,215	$2,215	$-	$2,215	$2,212	$3
Trade name	Indefinite	1,270	-	1,270	1,270	-	1,270
Accreditation	Indefinite	307	-	307	307	-	307
Curriculum	10	700	225	475	700	208	492
Non-compete	5	201	75	126	201	65	136
Total		$4,693	$2,515	$2,178	$4,693	$2,485	$2,208

Amortization of intangible assets was approximately $30 thousand and $94 thousand for the three months ended March 31, 2008 and 2007, respectively.

7.	LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks which expires on February 15, 2010.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility.  The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement.  At the time of entering into the credit agreement, the Company incurred approximately $0.8 million of deferred finance charges.  At March 31, 2008, the Company had outstanding letters of credit aggregating $4.4 million which was primarily comprised of letters of credit for the Department of Education and real estate leases.

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

Index

In January 2008, the Company repaid all debt outstanding under its credit agreement and subsequently borrowed $7.0 million under its credit agreement to meet its working capital needs.  The interest rate under all borrowings was 5.25% at March 31, 2008.

The credit agreement contains various covenants, including a number of financial covenants.  Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of March 31, 2008, the Company was in compliance with the financial covenants contained in the credit agreement.

8.	EQUITY

Under the Company’s Long-Term Incentive Plan (the “LTIP”), certain employees received an award of restricted shares of common stock totaling 200,000 shares, valued at $2.9 million, on October 30, 2007 and 80,000 shares, valued at $1.0 million, on February 29, 2008.  The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three months ended March 31, 2008 was $0.2 million. The deferred compensation or unrecognized restricted stock expense under the LTIP as of March 31, 2008 was $3.6 million.

Pursuant to the Company’s 2005 Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”), each of the Company’s seven non-employee directors receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of March 31, 2008, there were a total of 57,477 shares awarded and 21,862 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended March 31, 2008 and 2007 was $0.1 million and $0.1 million, respectively. The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of March 31, 2008 and 2007 was $0.3 million and $0.4 million, respectively.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2008 were $6.68 using the following weighted average assumptions for grants:

March 31, 2008
Expected volatility	57.23%
Expected dividend yield	0%
Expected life (term)	6 Years
Risk-free interest rate	2.76%
Expected forfeiture rate	20.00%

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	1,512,163	$9.65
Granted	94,000	12.00
Cancelled	(27,500)	17.78
Exercised	(18,300)	3.40		$184
Outstanding as of March 31, 2008	1,560,363	9.73	5.82 years	6,349

Exercisable as of March 31, 2008	1,113,427	7.70	4.81 years	6,337

As of March 31, 2008, the pre-tax compensation expense for all unvested stock option awards was $2.0 million.  This amount will be expensed over the weighted-average period of approximately 1.2 years.

Index

The following table presents a summary of options outstanding:

	At March 31, 2008
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	1.22	$1.55	50,898	$1.55
3.10	634,257	3.79	3.10	634,257	3.10
4.00-13.99	293,500	8.92	11.41	80,513	10.01
14.00-19.99	464,208	7.01	15.28	276,159	14.73
20.00-25.00	117,500	6.36	22.88	71,600	23.14
	1,560,363	5.82	9.73	1,113,427	7.70

9.	SLM FINANCIAL CORPORATION LOAN AGREEMENT

The Company entered into a tiered discount loan program agreement, effective September 1, 2007, with SLM Financial Corporation (SLM) to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under this agreement, the Company was required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  The Company was billed at the beginning of each month based on loans disbursed during the prior month. For the three months ended March 31, 2008, $0.4 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables.  Loss on sale of receivables is included in selling, general and administrative expenses in the accompanying statements of operations.

In January 2008, SLM notified the Company that it was terminating its tiered discount loan program, effective February 18, 2008.  The termination of this agreement did not have a significant impact on the Company’s financial condition.

10.	INCOME TAXES

The effective tax rate for the three months ended March 31, 2008 and 2007 was 38.7% and 41.9%, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters – In the ordinary conduct of its business, the Company is subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which it is a party will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

12.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  While the Company does not expect to make any contributions to the plan in 2008, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.  The net periodic benefit income was $17 thousand and net periodic benefit cost was $25 thousand for the three months ended March 31, 2008 and 2007, respectively.

13.	SUBSEQUENT EVENTS

On April 1, 2008, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock over the period of one year.  The purchases will be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The program may be suspended or discontinued at any time.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2007.

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by the various industries and employers. We believe that the resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunity to introduce new programs. As of March 31, 2008, 18,600 students were enrolled at our 34 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination schools attract students from across the United States, and in some cases, from abroad.

Discontinued Operations

On July 31, 2007, our Board of Directors approved a plan to cease operations at three of our campuses.  As a result of that decision, we recognized a non-cash impairment charge related to goodwill at these three campuses of approximately $2.1 million as of June 30, 2007.  Additionally, we determined that certain long-lived assets would not be recoverable at June 30, 2007 and recorded a non-cash charge of $0.9 million to reduce the carrying value of these assets to their estimated fair value.

As of September 30, 2007, all operations had ceased at these campuses, and accordingly, the results of operations of these campuses have been reflected in the accompanying statements of operations as “Discontinued Operations” for all periods presented.

The following amounts relate to discontinued operations at these three campuses:

Three Months Ended
March 31, 2007
Revenues	$1,972
Operating expenses	(3,167)
(1,195)
Benefit for income taxes	507
Loss from discontinued operations	$(688)

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

Revenue recognition.  Revenues are derived primarily from programs taught at our schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded.  Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.  Other revenues, such as tool sales and contract training revenues are recognized as services are performed or goods are delivered.  On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition.

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

Our bad debt expense as a percentage of revenues for the three months ended March 31, 2008 and 2007 was 4.8% and 4.7%, respectively.  Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2008 and 2007 would have resulted in an increase in bad debt expense of $0.8 million in each year.

Because a substantial portion of our revenues is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on our ability to realize our receivables.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2008, goodwill represented approximately $83.0 million, or 34.0%, of our total assets. At December 31, 2007, we tested our goodwill for impairment utilizing a market capitalization approach and determined that there was no impairment of our goodwill.  No events have occurred subsequently that would mandate retesting.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) – an amendment to FASB Statement No. 133.  The Statement is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement will be effective for us as of January 1, 2009. The adoption of the provision of SFAS No. 161 is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations”. The Statement establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. The Statement will be effective for our business combinations completed on or after January 1, 2009.  We are currently evaluating the impact of the adoption of the Statement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51". The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement will be effective for us as of January 1, 2009.  The adoption of the provision of SFAS No. 160 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”), providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Historically GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 became effective for us as of January 1, 2008; however, we did not elect to utilize the option to report selected assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 became effective for us as of January 1, 2008. The adoption of the provision of SFAS No. 157 had no effect on our consolidated financial statements.

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Revenues	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.6%	44.8%
Selling, general and administrative	54.9%	56.7%
Total costs and expenses	98.5%	101.5%
Operating income (loss)	1.5%	(1.5%)
Interest expense, net	(0.5%)	(0.6%)
Income (loss) from continuing operations before income taxes	1.0%	(2.1%)
Provision (benefit) for income taxes	0.4%	(0.9%)
Net income (loss) from continuing operations	0.6%	(1.2%)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues.  Revenues increased by $7.9 million, or 10.3%, to $84.0 million for the quarter ended March 31, 2008 from $76.2 million for the quarter ended March 31, 2007.  The increase in revenues for the quarter was primarily attributable to a 9.3% increase in average student population, which increased to 18,459 for the quarter ended March 31, 2008 from 16,885 for the quarter ended March 31, 2007.  The remainder of this increase was due to tuition increases.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the quarter ended March 31, 2008 were $36.6 million, representing an increase of $2.5 million, or 7.3%, as compared to $34.2 million for the quarter ended March 31, 2007. The increase in educational services and facilities expenses was due to instructional expenses and books and tools expenses, which increased by $1.1 million, or 6.0%, and $0.9 million, or 26.7%, respectively, over the same quarter in 2007.  Increases in instructional expenses and books and tools expenses were due to a 7.5% increase in student starts during the first quarter of 2008 as compared to the first quarter of 2007 and as a result of the overall increase in student population.  We began 2008 with approximately 1,400 more students than we began with on January 1, 2007.   The remainder of the increase in educational services and facilities expenses was due to facilities expenses, which increased by approximately $0.4 million over the first quarter of 2007 primarily due to increased depreciation expense of $0.7 million, offset by decreases in repairs and maintenance during the period. As a percentage of revenues, educational services and facilities expenses for the first quarter of 2008 decreased to 43.6% from 44.8% for the first quarter of 2007.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the quarter ended March 31, 2008 were $46.1 million, representing an increase of $2.9 million, or 6.8%, as compared to $43.2 million for the quarter ended March 31, 2007.  The increase in our selling, general and administrative expenses during the period was primarily due to a $0.2 million, or 6.0%, increase in student services and a $2.6 million, or 11.7%, increase in administrative expenses for the quarter ended March 31, 2008 over the quarter ended March 31, 2007.  The increase in student services was primarily due to increases in compensation and benefit expenses attributed to increased financial aid and career services personnel as a result of larger student population during the first quarter of 2008 as compared to the first quarter of 2007.   The increase in administrative expenses during the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to (a) a $1.0 million increase in compensation and benefits, resulting from annual compensation increases and increased cost of benefits provided to employees; (b)  a $0.4 million increase in bad debt expense; (c) a $0.2 million increase in employee training expenses; and (d) a $0.2 million increase in software maintenance expenses resulting from increased software licenses for our student management system.   As a percentage of revenues, selling, general and administrative expenses for the first quarter of 2008 decreased to 54.9% from 56.7% for the first quarter of 2007.

For the quarter ended March 31, 2008, our bad debt expense as a percentage of revenue was 4.8% as compared to 4.7% for the same quarter in 2007.  This increase was primarily attributable to higher accounts receivable due to a 10.3% increase in revenues during the first quarter of 2008 as compared to the first quarter of 2007.  The number of days sales outstanding at March 31, 2008 increased slightly to 23.9 days compared to 23.5 days at March 31, 2007.

Index

Net interest expense.  Our net interest expense for the quarter ended March 31, 2008 was $0.5 million, essentially flat as compared to the quarter ended March 31, 2007.

Income taxes.  Our provision for income taxes for the quarter ended March 31, 2008 was $0.3 million, or 38.7% of pretax income, as compared to a benefit of $0.7 million, or 41.9% of pretax loss, for the quarter ended March 31, 2007.  The decrease in our effective tax rate for the quarter ended March 31, 2008 was primarily attributable to favorable shifts in state taxable income between various states.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.

The following chart summarizes the principal elements of our cash flows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by (used in) operating activities	$7,547	$(9,092)
Net cash used in investing activities	(7,440)	(5,752)
Net cash provided by financing activities	2,011	13,041

At March 31, 2008, we had cash and cash equivalents of $5.6 million, compared to $3.5 million as of December 31, 2007.  For the three months ended March 31, 2008, cash and cash equivalents increased by approximately $2.1 million from December 31, 2007.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first quarter of 2008, we borrowed $7.0 million under our credit facility.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. At March 31, 2008, we had net borrowings available under our $100 million credit agreement of approximately $88.6 million, including a $15.6 million sub-limit on letters of credit.

Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2007. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 30 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 14 to 105 weeks. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Cash Flow Operating Activities

Net cash provided by operating activities was $7.5 million for the three months ended March 31, 2008 compared to net cash used of $9.1 million for the three months ended March 31, 2007.  The $16.6 million increase in cash provided by operating activities was primarily due to an approximately $6.2 million increase of cash received from federal fund programs and a reduction of approximately $4.6 million in cash paid for income taxes for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. The reminder of the increase was primarily due to an increase in net income for the quarter ended March 31, 2008 as compared to a net loss for the quarter ended March 31, 2007.

Index

Cash Flow Investing Activities

Net cash used in investing activities increased by $1.6 million to $7.4 million for the three months ended March 31, 2008 from $5.8 million for the three months ended March 31, 2007.  Our cash used in investing activities was primarily related to the purchase of property and equipment.  Our capital expenditures primarily result from facility expansion, leasehold improvements, and investments in classroom and shop technology.

Capital expenditures are expected to increase in 2008 as we upgrade and expand current equipment and facilities or open new facilities to meet increased student enrollments. We anticipate capital expenditures to range between 8% and 10% of revenues in 2008 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit agreement.

Cash Flow Financing Activities

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2008, as compared to $13.0 million for the three months ended March 31, 2007.  This decrease of $11.0 million was attributable to a decrease in our net borrowings under our credit agreement for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Under the terms of our credit agreement, the lending syndicate provided us with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.   At the time of entering into the credit agreement we incurred approximately $0.8 million of deferred finance charges.

The following table sets forth our long-term debt (in thousands):

	At March 31,	At December 31,
	2008	2007
Credit agreement	$7,000	$5,000
Finance obligation	9,672	9,672
Automobile loans	10	16
Capital leases (with rates ranging from 2.9% to 8.5%)	643	690
Subtotal	17,325	15,378
Less current maturities	(189)	(204)
Total long-term debt	$17,136	$15,174

Contractual Obligations

Long-term Debt.  As of March 31, 2008, our long-term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2008, measured from the end of our fiscal year, December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit agreement	$7,000	$-	$7,000	$-	$-
Capital leases (including interest)	762	227	321	214	-
Operating leases	131,074	16,435	27,791	24,516	62,332
Rent on finance obligation	12,202	1,381	2,763	2,763	5,295
Automobile loans (including interest)	16	16	-	-	-
Total contractual cash obligations	$151,054	$18,059	$37,875	$27,493	$67,627

Index

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2008, except for our letters of credit of $4.4 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality and Trends

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population.  Student population varies as a result of new student enrollments, graduations, student attrition and seasonal enrollment patterns.  Historically, our schools have experienced lower student populations in our first and second quarters and larger class starts in the third and fourth quarters as well as higher student attrition in the first half of the year.  Our second half growth is largely dependent on a successful high school recruiting season.  We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenues.  Our expenses, however, do not vary significantly over the course of a year with changes in our student population and net revenues.  During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis.  To the extent new student enrollments, and related revenues, in the second half of the year fall short of our estimates, our operating results could suffer.  We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns.  Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of adult students and/or acquisitions.

Similar to other public for-profit post secondary education companies, the increase in our average undergraduate enrollments has not met anticipated growth rates.  As a result of the slow down in 2005 and 2006, we entered 2007 with fewer students enrolled than we had in January 2006.  This trend continued through the first quarter of 2007 and resulted in a shortfall in our expected enrollments during the first quarter of 2007.  The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students.  We believe that the slow down can be attributed to many factors, including (a) the economy (b) the availability of student financing; (c) the dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increased competition in the marketplace.  These trends began to reverse in the second quarter of 2007.  As a result, we achieved positive organic growth through the remainder of 2007 and into the first quarter of 2008.  We began 2008 with approximately 1,400 more students than we began with on January 1, 2007, which we attribute to improved execution resulting from the growth initiatives we introduced in the third quarter of 2006 and not from any changes in the macro environment.

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

Index

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of March 31, 2008, we had $7.0 million outstanding under our credit agreement.  The interest rate under this borrowing was 5.25% at March 31, 2008.

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

10.2	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and David F. Carney (3).

10.3	Separation and Release Agreement, dated as of October 15, 2007, between the Company and Lawrence E. Brown (4).

10.4	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Scott M. Shaw (3).

10.5	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Cesar Ribeiro (3).

10.6	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Shaun E. McAlmont (3).

10.7	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.9	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

Index

10.10	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.11	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.12	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan (7).

10.13	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan (7).

10.14	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.15	Stockholder’s Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

10.16
Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer (5).

31.1 *	Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2005.

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K dated October 15, 2007.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 8, 2008	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Principal Accounting and Financial Officer)