Form 10-Q
period 2008-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2008-08-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 5, 2008, there were 25,427,733 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,891	$3,502
Accounts receivable, less allowance of $11,816 and $11,244 at June 30, 2008 and December 31, 2007, respectively	21,871	23,286
Inventories	2,796	2,540
Deferred income taxes, net	4,601	4,575
Due from federal programs	152	6,087
Prepaid income taxes	1,770	-
Prepaid expenses and other current assets	2,877	3,771
Total current assets	42,958	43,761

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $82,570 and $82,931 at June 30, 2008 and December 31, 2007, respectively	108,429	106,564

OTHER ASSETS:
Noncurrent accounts receivable, less allowance of $279 and $159 at June 30, 2008 and December 31, 2007, respectively	2,826	1,608
Deferred finance charges	730	827
Pension plan assets, net	1,730	1,696
Deferred income taxes, net	6,695	5,500
Goodwill	82,714	82,714
Other assets, net	3,166	3,513
Total other assets	97,861	95,858
TOTAL ASSETS	$249,248	$246,183

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$168	$204
Unearned tuition	28,976	34,810
Accounts payable	11,643	13,721
Accrued expenses	10,700	10,079
Income taxes payable	-	1,460
Other short-term liabilities	741	1,439
Total current liabilities	52,228	61,713

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	31,105	15,174
Other long-term liabilities	6,855	6,829
Total liabilities	90,188	83,716

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, no par value - authorized 100,000,000 shares at June 30, 2008 and December 31, 2007, issued and outstanding 25,427,733 shares at June 30, 2008 and 25,888,348 shares at December 31, 2007	120,446	120,379
Additional paid-in capital	14,453	12,378
Deferred compensation	(4,127)	(3,228)
Treasury stock at cost - 600,000 shares at June 30, 2008 and no shares at December 31, 2007	(6,375)	-
Retained earnings	36,749	35,024
Accumulated other comprehensive loss	(2,086)	(2,086)
Total stockholders' equity	159,060	162,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$249,248	$246,183

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$85,056	$74,744	$169,103	$150,914
COSTS AND EXPENSES:
Educational services and facilities	35,927	33,337	72,555	67,487
Selling, general and administrative	46,440	39,456	92,573	82,641
Loss (gain) on disposal of assets	3	(15)	40	(15)
Total costs and expenses	82,370	72,778	165,168	150,113
OPERATING INCOME	2,686	1,966	3,935	801
OTHER:
Interest income	18	35	63	83
Interest expense	(582)	(670)	(1,086)	(1,154)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,122	1,331	2,912	(270)
PROVISION (BENEFIT) FOR INCOME TAXES	881	563	1,187	(108)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,241	768	1,725	(162)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(2,468)	-	(3,156)
NET INCOME (LOSS)	$1,241	$(1,700)	$1,725	$(3,318)
Basic
Earnings (loss) per share from continuing operations	$0.05	$0.03	$0.07	$(0.01)
Loss per share from discontinued operations	-	(0.10)	-	(0.12)
Net income (loss) per share	$0.05	$(0.07)	$0.07	$(0.13)
Diluted
Earnings (loss) per share from continuing operations	$0.05	$0.03	$0.07	$(0.01)
Loss per share from discontinued operations	-	(0.10)	-	(0.12)
Net income (loss) per share	$0.05	$(0.07)	$0.07	$(0.13)
Weighted average number of common shares outstanding:
Basic	25,341	25,483	25,500	25,471
Diluted	26,059	25,483	26,154	25,471

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except shares amounts)
(Unaudited)

			Additional				Accumulated Other
	Common Stock		Paid-in	Deferred	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Stock	Earnings	Loss	Total
BALANCE - December 31, 2007	25,888,348	$120,379	$12,378	$(3,228)	$-	$35,024	$(2,086)	$162,467
Net income	-	-	-	-	-	1,725	-	1,725
Stock-based compensation expense
Restricted stock	119,485	-	1,427	(899)	-	-	-	528
Stock options	-	-	643	-	-	-	-	643
Treasury stock purchases	(600,000)	-	-	-	(6,375)	-	-	(6,375)
Tax benefit of options exercised	-	-	5	-	-	-	-	5
Exercise of stock options	19,900	67	-	-	-	-	-	67
BALANCE - June 30, 2008	25,427,733	$120,446	$14,453	$(4,127)	$(6,375)	$36,749	$(2,086)	$159,060

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,725	$(3,318)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,936	7,768
Amortization of deferred finance charges	97	95
Deferred income taxes	(1,221)	(999)
Loss (gain) on disposal of assets	40	(15)
Impairment of goodwill and long-lived assets	-	3,005
Provision for doubtful accounts	9,569	7,980
Stock-based compensation expense	1,171	888
Tax benefit associated with exercise of stock options	(5)	-
Deferred rent	271	336
(Increase) decrease in assets:
Accounts receivable	(9,372)	(7,681)
Inventories	(256)	386
Prepaid expenses and other current assets	203	(662)
Due from federal programs	5,935	-
Other assets	255	(267)
Increase (decrease) in liabilities:
Accounts payable	402	1,714
Other liabilities	(903)	(278)
Income taxes	(3,225)	(10,725)
Accrued expenses	569	(688)
Unearned tuition	(5,834)	(7,834)
Total adjustments	6,632	(6,977)
Net cash provided by (used in) operating activities	8,357	(10,295)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	(538)
Capital expenditures	(12,560)	(11,543)
Net cash used in investing activities	(12,560)	(12,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	23,000	21,500
Payments on borrowings	(7,000)	-
Proceeds from exercise of stock options	67	111
Tax benefit associated with exercise of stock options	5	45
Principal payments of capital lease obligations	(105)	(44)
Purchase of treasury stock	(6,375)	-
Net cash provided by financing activities	9,592	21,612
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,389	(764)
CASH AND CASH EQUIVALENTS—Beginning of period	3,502	6,461
CASH AND CASH EQUIVALENTS—End of period	$8,891	$5,697

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended
	June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$941	$1,000
Income taxes	$6,023	$9,287

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Fixed assets acquired in noncash transactions	$1,440	$475

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. The Company currently has 35 schools in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, should be read in conjunction with the December 31, 2007 consolidated financial statements of the Company, and reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 and the audited consolidated financial statements as of December 31, 2007 include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

Stock Based Compensation – The Company currently accounts for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share Based Payment.”  Reflected in the accompanying condensed consolidated statements of operations were compensation expense of approximately $0.6 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures upon grant issuance.

2.          RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (“SFAS No. 163”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  The Statement will be effective for the Company as of January 1, 2009.  The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The implementation of this standard is not expected to have material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) – an amendment to FASB Statement No. 133.   The Statement is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement will be effective for the Company as of January 1, 2009. The adoption of the provision of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

Index

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The new standard requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and requires the recognition of contingent consideration and pre-acquisition gain and loss contingencies.  The Statement will be effective for the Company’s business combinations completed on or after January 1, 2009.  The Company expects that the adoption of this Statement could have a material impact on its financial statements in future material acquisitions.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 became effective for the Company as of January 1, 2008. The adoption of the provision of SFAS No. 157 had no effect on the Company’s consolidated financial statements.

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

Index

The following amounts relate to discontinued operations at these three campuses:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenues	$1,532	$3,504
Operating expenses	(5,818)	(8,984)
	(4,286)	(5,480)
Benefit for income taxes	(1,818)	(2,324)
Loss from discontinued operations	$(2,468)	$(3,156)

4.          WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three and six months ended June 30, 2008 and 2007, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic shares outstanding	25,340,562	25,483,014	25,500,263	25,471,093
Dilutive effect of stock options	718,502	-	653,908	-
Diluted shares outstanding	26,059,064	25,483,014	26,154,171	25,471,093

For the three months ended June 30, 2008 and 2007, options to acquire 813,208 and 377,500 shares, respectively, and for the six months ended June 30, 2008 and 2007, options to acquire 555,208 and 723,708 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

5.          GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently, if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

There were no changes in the carrying amount of goodwill from the year ended December 31, 2007 to the six months ended June 30, 2008.

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		June 30, 2008			December 31, 2007
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Student contracts	1	$2,215	$2,215	$-	$2,215	$2,212	$3
Trade name	Indefinite	1,270	-	1,270	1,270	-	1,270
Accreditation	Indefinite	307	-	307	307	-	307
Curriculum	10	700	243	457	700	208	492
Non-compete	5	201	85	116	201	65	136
Total		$4,693	$2,543	$2,150	$4,693	$2,485	$2,208

Amortization of intangible assets was approximately $27 thousand and $97 thousand for the three months ended June 30, 2008 and 2007, respectively, and $58 thousand and $191 thousand for the six months ended June 30, 2008 and June 2007, respectively.

Index

6.          LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks which expires on February 15, 2010.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility.  The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement.  At the time of entering into the credit agreement, the Company incurred approximately $0.8 million of deferred finance charges.  At June 30, 2008, the Company had outstanding letters of credit aggregating $4.1 million which were primarily comprised of letters of credit for the Department of Education and real estate leases.

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

As of December 31, 2007 the Company had $5.0 million outstanding under its credit agreement.  During the six months ended June 30, 2008, the Company borrowed an additional $23.0 million and repaid $7.0 million under its credit agreement.  As of June 30, 2008, the Company had a total of $21.0 million outstanding under its credit agreement.  Interest rates on the loans during the quarter ranged from 3.48% to 5.25%.

The credit agreement contains various covenants, including a number of financial covenants.  Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of June 30, 2008, the Company was in compliance with the financial covenants contained in the credit agreement.

7.          EQUITY

The Company has two stock incentive plans:   a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received an award of restricted shares of common stock totaling 200,000 shares, valued at $2.9 million, on October 30, 2007; 80,000 shares, valued at $1.0 million, on February 29, 2008; 8,000 shares, valued at $0.1 million, on May 2, 2008; and 8,000 shares, valued at $0.1 million, on May 5, 2008.  The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three and six months ended June 30, 2008 was $0.2 million and $0.3 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of June 30, 2008 was $3.6 million.

Pursuant to the Non-Employee Directors Plan, each of the Company’s seven non-employee directors receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of June 30, 2008, there were a total of 80,962 shares awarded and 32,607 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended June 30, 2008 and 2007 was $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2008 and 2007 was $0.2 million and $0.1 million, respectively. The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of June 30, 2008 and 2007 was $0.5 million and $0.6 million, respectively.

On April 1, 2008, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock over the period of one year.  The purchases will be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The program may be suspended or discontinued at any time.  During the three months ended June 30, 2008, the Company repurchased 600,000 shares of its common stock for approximately $6.4 million at an average price of $10.63 per share.

Index

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2008 were $6.69 using the following weighted average assumptions for grants:

June 30, 2008
Expected volatility	57.23%
Expected dividend yield	0%
Expected life (term)	6 Years
Risk-free interest rate	2.76% - 3.29%
Expected forfeiture rate	20.00%

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	1,512,163	$9.65
Granted	145,500	11.97
Cancelled	(65,500)	15.76
Exercised	(19,900)	3.37		$189
Outstanding as of June 30, 2008	1,572,263	9.69	5.65 years	6,066

Exercisable as of June 30, 2008	1,120,426	7.90	4.56 years	6,059

As of June 30, 2008, the pre-tax compensation expense for all unvested stock option awards was $1.8 million.  This amount will be expensed over the weighted-average period of approximately 1.1 years.

The following table presents a summary of options outstanding:

	June 30, 2008
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	0.98	$1.55	50,898	$1.55
3.10	632,657	3.54	3.10	632,657	3.10
4.00-13.99	333,500	8.85	11.47	76,678	9.91
14.00-19.99	437,708	6.69	15.27	273,993	14.81
20.00-25.00	117,500	6.11	22.88	86,200	23.07
	1,572,263	5.65	9.69	1,120,426	7.90

8.          SLM FINANCIAL CORPORATION LOAN AGREEMENT

The Company entered into a tiered discount loan program agreement, effective September 1, 2007, with SLM Financial Corporation (SLM) to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under this agreement, the Company was required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  The Company was billed at the beginning of each month based on loans disbursed during the prior month. For the six months ended June 30, 2008, $0.5 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables.  Loss on sale of receivables is included in selling, general and administrative expenses in the accompanying statements of operations.

In January 2008, SLM notified the Company that it was terminating its tiered discount loan program, effective February 18, 2008.  The termination of this agreement did not have a significant impact on the Company’s financial condition.

Index

9.          INCOME TAXES

The effective tax rate for the three months ended June 30, 2008 and 2007 was 41.5% and 42.3%, respectively and for the six months ended June 30, 2008 and 2007 was 40.8% and 40.0%, respectively.

10.        COMMITMENTS AND CONTINGENCIES

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

11.        PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  While the Company does not expect to make any contributions to the plan in 2008, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.  The net periodic benefit income was $17 thousand and $47 thousand for the three months ended June 30, 2008 and 2007, respectively.  The net periodic benefit income was $34 thousand and $22 thousand for the six months ended June 30, 2008 and 2007, respectively.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) and in our other filings with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2007, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2007.

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by various industries, employers and state and federal accrediting bodies. We believe that diversification limits our dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunity to introduce new programs. As of June 30, 2008, 18,597 students were enrolled at our 35 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our destination schools attract students from across the United States, and in some cases, from other countries.

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

The following amounts relate to discontinued operations at these three campuses:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenues	$1,532	$3,504
Operating expenses	(5,818)	(8,984)
	(4,286)	(5,480)
Benefit for income taxes	(1,818)	(2,324)
Loss from discontinued operations	$(2,468)	$(3,156)

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

Revenue recognition.  Revenues are derived primarily from programs taught at our schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded.  Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.  Other revenues, such as tool sales and contract training revenues are recognized as goods are delivered or services are performed.  On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition.

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

Our bad debt expense as a percentage of revenues for the three months ended June 30, 2008 and 2007 was 6.5% and 5.6%, respectively, and for the six months ended June 30, 2008 and 2007 was 5.7% and 5.1%, respectively.  Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the three months ended June 30, 2008 and 2007 would have resulted in an increase in bad debt expense of $0.9 million and $0.7 million, respectively, and for the six months ended June 30, 2008 and 2007 would have resulted in an increase in bad debt expense of $1.7 million and $1.5 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of June 30, 2008, goodwill represented approximately $83.0 million, or 33.2%, of our total assets. At December 31, 2007, we tested our goodwill for impairment utilizing a market capitalization approach and determined that there was no impairment of our goodwill.  No events have occurred subsequently that would mandate retesting.

Index

Stock-based compensation.  We currently account for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.”  We use a fair value-based method of accounting for options as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation.”

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial and statistical information as compared to targeted financial achievements and key performance objectives.  Although we believe our estimated liability recorded for bonuses is reasonable, actual results could differ and require adjustment of the recorded balance.

Effect of Inflation

Inflation has not had a material effect on our operations.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (“SFAS No. 163”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  The Statement will be effective for us as of January 1, 2009.  The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) – an amendment to FASB Statement No. 133.  The Statement is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement will be effective for us as of January 1, 2009. The adoption of the provision of SFAS No. 161 is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations”. The Statement establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. The new standard requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and requires the recognition of contingent consideration and pre-acquisition gain and loss contingencies. The Statement will be effective for our business combinations completed on or after January 1, 2009.  We expect that the adoption of this Statement could have a material impact on our financial statements in future material acquisitions.

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

Index

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 became effective for us as of January 1, 2008. The adoption of the provision of SFAS No. 157 had no effect on our consolidated financial statements.

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.2%	44.6%	42.9%	44.7%
Selling, general and administrative	54.6%	52.8%	54.8%	54.8%
Total costs and expenses	96.8%	97.4%	97.7%	99.5%
Operating income	3.2%	2.6%	2.3%	0.5%
Interest expense, net	(0.7%)	(0.8%)	(0.6%)	(0.7%)
Income (loss) from continuing operations before income taxes	2.5%	1.8%	1.7%	(0.2%)
Provision (benefit) for income taxes	1.0%	0.8%	0.7%	(0.1%)
Income (loss) from continuing operations	1.5%	1.0%	1.0%	(0.1%)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues.  Revenues increased by $10.3 million, or 13.8%, to $85.1 million for the quarter ended June 30, 2008 from $74.7 million for the quarter ended June 30, 2007.  The increase in revenues for the quarter was primarily attributable to a 12.3% increase in average student population, which increased to 18,540 for the quarter ended June 30, 2008 from 16,509 for the quarter ended June 30, 2007.  The remainder of this increase was due to tuition increases.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the quarter ended June 30, 2008 were $35.9 million, representing an increase of $2.6 million, or 7.8%, as compared to $33.3 million for the quarter ended June 30, 2007. The increase in educational services and facilities expenses was due to instructional expenses and books and tools expenses, which increased by $1.5 million, or 8.3%, and $0.3 million, or 7.8%, respectively, over the same quarter in 2007, reflecting a 20.9% increase in student starts during the second quarter of 2008 as compared to the second quarter of 2007 and as a result of the overall increase in student population.  We began the second quarter of 2008 with approximately 1,700 more students than we had on April 1, 2007.   The remainder of the increase in educational services and facilities expenses was due to facilities expenses, which increased by approximately $0.8 million over the same quarter in 2007.   This increase was due to an increase in depreciation expense resulting from increased levels of capital expenditures during 2007 and the first six months of 2008.  Capital expenditures during these periods included the renovation and conversion of our former auto school in Grand Prairie to a skilled trades school, the opening of a culinary school at our Columbia, Maryland campus and the opening of our new campus, Aliante, in North Las Vegas, Nevada. As a percentage of revenues, educational services and facilities expenses for the second quarter of 2008 decreased to 42.2% from 44.6% for the second quarter of 2007.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the quarter ended June 30, 2008 were $46.4 million, representing an increase of $7.0 million, or 17.7%, as compared to $39.5 million for the quarter ended June 30, 2007.  The increase in our selling, general and administrative expenses during the period was primarily due to a $0.6 million, or 15.8%, increase in student services, a $1.3 million, or 8.1%, increase in sales and marketing expenses and a $5.1 million, or 25.9%, increase in administrative expenses for the quarter ended June 30, 2008 over the quarter ended June 30, 2007.  The increase in student services was primarily due to increases in compensation and benefit expenses attributed to additional financial aid and career services personnel as a result of a larger student population during the second quarter of 2008 as compared to the second quarter of 2007.  In addition, we began a pilot program to centralize the back office administration of our financial aid department in an effort to improve the effectiveness of our financial aid processing.  This resulted in the hiring of additional financial aid representatives during the quarter ended June 30, 2008.  The increase in sales and marketing expenses was due to annual compensation increases to sales representatives as well as increased investments in marketing to continue to grow our student population. The increase in administrative expenses was primarily due to (a) a $3.1 million increase in compensation and benefits, resulting from annual compensation increases, including projected increases in employee bonuses and increased cost of benefits provided to employees; (b) a $1.4 million increase in bad debt expense, and (c) $0.2 million refunded to the U.S. Department of Education resulting from a program review at Southwestern College.  As a percentage of revenues, selling, general and administrative expenses for the second quarter of 2008 increased to 54.6% from 52.8% for the second quarter of 2007.

Index

For the quarter ended June 30, 2008, our bad debt expense as a percentage of revenue was 6.5% as compared to 5.6% for the same quarter in 2007.  This increase was primarily attributable to higher accounts receivable due to a 13.8% increase in revenues during the second quarter of 2008 as compared to the second quarter of 2007.  The number of days sales outstanding at June 30, 2008 increased slightly to 26.4 days compared to 25.0 days at June 30, 2007.  The increase in days sales outstanding is directly attributable to our decision to internally finance the gap in student tuition for which students cannot obtain third-party financing.  As of June 30, 2008, we had made loan commitments to our students of $20.1 million as compared to $16.5 million and $15.7 million at March 31, 2008 and December 31, 2007, respectively.  Loan commitments, net of interest that would be due on the loans through maturity, were $13.7 million at June 30, 2008 as compared to $11.3 million and $10.8 million at March 31, 2008 and December 31, 2007, respectively.

Net interest expense.  Our net interest expense for the quarter ended June 30, 2008 was $0.6 million, essentially unchanged from the quarter ended June 30, 2007.

Income taxes.  Our provision for income taxes for the quarter ended June 30, 2008 was $0.9 million, or 41.5% of pretax income, as compared to $0.6 million, or 42.3% of pretax income, for the quarter ended June 30, 2007.  The decrease in our effective tax rate for the quarter ended June 30, 2008 was primarily attributable to shifts in state taxable income among various states.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues.  Revenues increased by $18.2 million, or 12.1%, to $169.1 million for the six months ended June 30, 2008 from $150.9 million for the six months ended June 30, 2007.  The increase in revenues for the period was primarily attributable to a 10.8% increase in average student population, which increased to 18,499 for the six months ended June 30, 2008 from 16,697 for the six months ended June 30, 2007.  The remainder of this increase was due to tuition increases.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the six months ended June 30, 2008 were $72.6 million, representing an increase of $5.1 million, or 7.5%, as compared to $67.5 million for the six months ended June 30, 2007. The increase in educational services and facilities expenses was due to instructional expenses and books and tools expenses, which increased by $2.6 million, or 7.1%, and $1.2 million, or 16.9%, respectively, over the same period in 2007, reflecting a 13.9% increase in student starts during the six months ended June 30, 2008 as compared to the same period in 2007 and as a result of the overall increase in student population.  We began 2008 with approximately 1,400 more students than we had on January 1, 2007 and as of June 30, 2008 our population was approximately 2,350 higher than as of June 30, 2007.   The remainder of the increase in educational services and facilities expenses was due to facilities expenses, which increased by approximately $1.3 million over the same period in 2007.  This increase was due to an increase in depreciation expense of $1.5 million resulting from increased levels of capital expenditures during 2007 and the first six months of 2008 versus the comparable periods in prior years.  These expenditures included the renovation and conversion of our former auto school in Grand Prairie to a skilled trades school, the opening of a culinary school at our Columbia, Maryland campus as well as the opening of our new campus, Aliante, in North Las Vegas, Nevada.  These expenditures were offset by decreases in repairs and maintenance during the same period. As a percentage of revenues, educational services and facilities expenses for the six months ended June 30, 2008 decreased to 42.9% from 44.7% for the same period in 2007.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the six months ended June 30, 2008 were $92.6 million, representing an increase of $9.9 million, or 12.0%, as compared to $82.6 million for the quarter ended June 30, 2007.  The increase in our selling, general and administrative expenses during the period was primarily due to a $0.8 million, or 10.9%, increase in student services, a $1.4 million, or 4.3%, increase in sales and marketing and a $7.7 million, or 18.4%, increase in administrative expenses for the six months ended June 30, 2008 over the same period in 2007.  The increase in student services was primarily due to increases in compensation and benefit expenses attributed to additional financial aid and career services personnel as a result of a larger student population during the six months ended June 30, 2008 as compared to the same period in 2007. In addition, we began a pilot program to centralize the back office administration of our financial aid department in an effort to improve the effectiveness of our financial aid processing.  This resulted in the hiring of additional financial aid representatives during the first six months of 2008.  The increase in sales and marketing expense was due to annual compensation increases to sales representatives as well as increased investments in marketing to continue to grow our student population. The increase in administrative expenses was primarily due to (a) a $4.1 million increase in compensation and benefits, resulting from annual compensation increases, projected increases in employee bonuses and increased cost of benefits provided to employees; (b)  a $1.8 million increase in bad debt expense; (c) $0.2 million refunded to the U.S. Department of Education resulting from a program review at Southwestern College; and (d) a $0.4 million increase in software maintenance expenses resulting from increased software licenses for our student management system. As a percentage of revenues, selling, general and administrative expenses for the six months ended June 30, 2008 was 54.8%, essentially unchanged from the same period in 2007.

Index

For the six months ended June 30, 2008, our bad debt expense as a percentage of revenue was 5.7% as compared to 5.1% for the same period in 2007.  This increase was primarily attributable to higher accounts receivable due to a 12.1% increase in revenues during the six months ended June 30, 2008 as compared to the same period in 2007.  The number of days sales outstanding for the six months ended June 30, 2008 increased slightly to 26.6 days compared to 24.6 days for the same period in 2007 primarily due to the our decision to internally finance the gap in student tuition for which students cannot obtain third-party financing.

Net interest expense.  Our net interest expense for the six months ended June 30, 2008 decreased slightly to $1.0 million from $1.1 million for the same period in 2007 due to lower average borrowings outstanding during the period.

Income taxes.  Our provision for income taxes for the six months ended June 30, 2008 was $1.2 million, or 40.8% of pretax income, as compared to a benefit of $0.1 million, or 40.0% of pretax loss, for the same period in 2007.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.

The following chart summarizes the principal elements of our cash flows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided (used in) by operating activities	$8,357	$(10,295)
Net cash used in investing activities	(12,560)	(12,081)
Net cash provided by financing activities	9,592	21,612

At June 30, 2008, we had cash and cash equivalents of $8.9 million, representing an increase of approximately $5.4 million as compared to $3.5 million as of December 31, 2007.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first six months of 2008, we borrowed $23.0 million and repaid $7.0 million under our credit facility.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. In addition, in the future we may also consider accessing financial markets as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand or operating cash flows.  At June 30, 2008, we had net borrowings available under our $100 million credit agreement of approximately $74.9 million, including a $15.9 million sub-limit on letters of credit.

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

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition. See "Risk Factors" in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Index

Cash Flow Operating Activities

Net cash provided by operating activities was $8.4 million for the six months ended June 30, 2008 compared to net cash used of $10.3 million for the six months ended June 30, 2007.  The $18.7 million increase in cash provided by operating activities was primarily due to an increase in net income of approximately $5.0 million for the six months ended June 30, 2008 as compared to a net loss for the six months ended June 30, 2007, an approximately $5.9 million increase of cash received from federal fund programs and a reduction of approximately $3.3 million in cash paid for income taxes for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, offset by a reduction in unearned tuition of $5.8 million and other working capital items.

Cash Flow Investing Activities

Net cash used in investing activities increased by $0.5 million to $12.6 million for the six months ended June 30, 2008 from $12.1 million for the six months ended June 30, 2007.  Our cash used in investing activities was primarily related to purchases of property and equipment.  Our capital expenditures primarily resulted from facility expansion, leasehold improvements, and investments in classroom and shop technology.

Capital expenditures are expected to continue to increase in the remainder of 2008 as we upgrade and expand current equipment and facilities or open new facilities to meet increased student enrollments. We anticipate capital expenditures to range between 8% and 10% of revenues in 2008 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit agreement.

Cash Flow Financing Activities

Net cash provided by financing activities was $9.6 million for the six months ended June 30, 2008, as compared to $21.6 million for the six months ended June 30, 2007.  This decrease of $12.0 million was attributable to an increase in repayments of borrowings of $7.0 million and repurchases of our common stock for $6.4 million partially offset by an increase in our net borrowings under our credit agreement of $1.5 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Due to normal seasonal patterns, our student population is generally at the lowest level during the first half of the year and increases during the second half of the year.  As a result, during the first half of the year, we typically borrow funds to finance our operations and repay those funds in the second half of the year.

On April 1, 2008, our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock over the period of one year.  During the quarter ended June 30, 2008, we repurchased 600,000 shares of our common stock for approximately $6.4 million.

Under the terms of our credit agreement, the lending syndicate provided us with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.

The following table sets forth our long-term debt (in thousands):

	At June 30,	At December 31,
	2008	2007
Credit agreement	$21,000	$5,000
Finance obligation	9,672	9,672
Automobile loans	5	16
Capital leases (with rates ranging from 2.9% to 8.5%)	596	690
Subtotal	31,273	15,378
Less current maturities	(168)	(204)
Total long-term debt	$31,105	$15,174

Contractual Obligations

Long-term Debt.  As of June 30, 2008, our long-term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

Index

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2008, measured from the end of our fiscal year, December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit agreement	$21,000	$-	$21,000	$-	$-
Capital leases (including interest)	706	207	325	174	-
Operating leases	127,215	16,359	27,024	24,274	59,558
Rent on finance obligation	11,857	1,381	2,763	2,763	4,950
Automobile loans (including interest)	5	5	-	-	-
Total contractual cash obligations	$160,783	$17,952	$51,112	$27,211	$64,508

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008, except for our letters of credit of $4.1 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality and Trends

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population.  Student population varies as a result of new student enrollments, graduations, student attrition and seasonal enrollment patterns.  Historically, our schools have experienced lower student populations in our first and second quarters and larger class starts in the third and fourth quarters as well as higher student attrition in the first half of the year.  Our second half growth is largely dependent on a successful high school recruiting season.  We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenues.  Our expenses, however, do not vary significantly over the course of a year with changes in our student population and net revenues.  During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis.  To the extent new student enrollments, and related revenues, in the second half of the year fall short of our estimates, our operating results could suffer.  We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns.  Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of students and/or acquisitions.

We achieved positive organic growth in the second half of 2007 and into the first and second quarters of 2008.  We began the second quarter of 2008 with approximately 1,700 more students than we had on April 1, 2007, which we attribute to improved execution resulting from the growth initiatives we introduced in the third quarter of 2006 and not from any changes in the macro environment. Similar to other public for-profit post secondary education companies, in the recent past, the increase in our average undergraduate enrollments had not met anticipated growth rates.  As a result of the slow down in 2005 and 2006, we entered 2007 with fewer students enrolled than we had in January 2006.  This trend continued through the first quarter of 2007 and resulted in a shortfall in our expected enrollments during the first quarter of 2007.  The slow down that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students.  We believe that the slow down can be attributed to many factors, including (a) the economy (b) the availability of student financing; (c) the dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increased competition in the marketplace.  These trends began to reverse in the second quarter of 2007.

We believe that our growth initiatives and the steps we have taken as well as our program diversification have positioned us well to produce positive growth over the long-term.

Start-ups, campus expansions and acquisitions also negatively impact operating income.  We incur sales and marketing costs as well as campus personnel costs in advance of the opening of each campus.  Typically we begin to incur such costs approximately 15 months in advance of the campus opening with the majority of such costs being incurred in the nine-month period prior to a campus opening.

Index

Update Regarding Regulatory and Accreditation Matters

The U.S. Department of Education (“DOE”) conducted a program review at Southwestern College (“SWC”) and issued an initial program review report, dated February 6, 2008, in which it identified potential instances of noncompliance with certain DOE requirements.  SWC responded to the DOE initial program review report on April 3, 2008.  In a letter, dated May 29, 2008, the DOE issued a Final Program Review Determination and SWC refunded $0.2 million to the DOE.

In a letter received from the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), dated July 7, 2008, we were informed of a “show cause” action regarding our Lincoln Technical Institute institution in Philadelphia, PA.  An institution under “show cause” is required to satisfy its accrediting agency within a prescribed period, typically 18 months, that it has satisfactorily resolved the deficiency.  We expect to respond to ACCSCT’s “show cause” action on or before August 22, 2008, for review at ACCSCT’s November 2008 meeting.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of June 30, 2008, we had $21.0 million outstanding under our credit agreement.  The interest rate under this borrowing was ranged from 3.48% to 5.25% at June 30, 2008.

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

The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which are not significant.

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

Index

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2008, our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock over the period of one year.  The following table outlines repurchases of our common stock during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Maximum Number of Shares That May Yet Be Purchased

April 1, 2008 -- April 30, 2008	--	--	--	1,000,000
May 1, 2008 -- May 31, 2008	600,000	$10.63	600,000	400,000
June 1, 2008 -- June 30, 2008	--	--	--	400,000
Total	600,000	$10.63	600,000	400,000

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting held on May 2, 2008, the shareholders voted to approve all of management’s proposals as follows:

1.           For the election of eight directors to hold office until our next annual meeting, the voting for each nominee was:

	Votes For	Votes Withheld
David F. Carney	24,681,291	12,549
Alexis P. Michas	23,985,676	708,164
James J. Burke, Jr.	23,985,676	708,164
Jerry G. Rubenstein	24,690,190	3,650
Paul E. Glaske	24,690,190	3,650
Peter S. Burgess	24,689,690	4,150
J. Barry Morrow	24,689,690	4,150
Celia H. Currin	24,690,190	3,650

2.           For ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008:

Votes For	Votes Against	Abstained
24,685,098	3,292	5,450

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 6, 2008	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Principal Accounting and Financial Officer)