Form 10-Q
period 2008-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2008-11-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 4, 2008, there were 25,458,821 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$6,145	$3,502
Accounts receivable, less allowance of $13,269 and $11,244 at September 30, 2008 and December 31, 2007, respectively	25,447	23,286
Inventories	3,710	2,540
Deferred income taxes, net	5,086	4,575
Due from federal programs	158	6,087
Prepaid expenses and other current assets	2,569	3,771
Total current assets	43,115	43,761

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $82,717 and $82,931 at September 30, 2008 and December 31, 2007, respectively	107,517	106,564

OTHER ASSETS:
Noncurrent accounts receivable, less allowance of $367 and $159 at September 30, 2008 and December 31, 2007, respectively	3,306	1,608
Deferred finance charges	681	827
Pension plan assets, net	1,694	1,696
Deferred income taxes, net	5,893	5,500
Goodwill	82,714	82,714
Other assets, net	3,428	3,513
Total other assets	97,716	95,858
TOTAL ASSETS	$248,348	$246,183

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$147	$204
Unearned tuition	35,638	34,810
Accounts payable	13,655	13,721
Accrued expenses	15,778	10,079
Income taxes payable	308	1,460
Other short-term liabilities	481	1,439
Total current liabilities	66,007	61,713

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	10,075	15,174
Other long-term liabilities	6,882	6,829
Total liabilities	82,964	83,716

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, no par value - authorized 100,000,000 shares at September 30, 2008 and December 31, 2007, issued 26,034,225 shares at September 30, 2008 and 25,888,348 shares at December 31, 2007, outstanding 25,434,225 shares at September 30, 2008 and 25,888,348 shares at December 31, 2008	120,453	120,379
Additional paid-in capital	14,838	12,378
Deferred compensation	(3,901)	(3,228)
Treasury stock at cost - 600,000 shares at September 30, 2008 and no shares at December 31, 2007	(6,375)	-
Retained earnings	42,455	35,024
Accumulated other comprehensive loss	(2,086)	(2,086)
Total stockholders' equity	165,384	162,467
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$248,348	$246,183

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$100,481	$86,566	$269,584	$237,480
COSTS AND EXPENSES:
Educational services and facilities	41,554	37,053	114,109	104,540
Selling, general and administrative	48,485	41,434	141,058	124,075
Loss (gain) on disposal of assets	51	-	91	(15)
Total costs and expenses	90,090	78,487	255,258	228,600
OPERATING INCOME	10,391	8,079	14,326	8,880
OTHER:
Interest income	33	66	96	149
Interest expense	(579)	(686)	(1,665)	(1,840)
Other income	-	26	-	26
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,845	7,485	12,757	7,215
PROVISION FOR INCOME TAXES	4,139	3,115	5,326	3,008
INCOME FROM CONTINUING OPERATIONS	5,706	4,370	7,431	4,207
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(2,331)	-	(5,487)
NET INCOME (LOSS)	$5,706	$2,039	$7,431	$(1,280)
Basic
Earnings per share from continuing operations	$0.23	$0.17	$0.29	$0.17
Loss per share from discontinued operations	-	(0.09)	-	(0.22)
Net income (loss) per share	$0.23	$0.08	$0.29	$(0.05)
Diluted
Earnings per share from continuing operations	$0.22	$0.17	$0.29	$0.16
Loss per share from discontinued operations	-	(0.09)	-	(0.21)
Net income (loss) per share	$0.22	$0.08	$0.29	$(0.05)
Weighted average number of common shares outstanding:
Basic	25,088	25,503	25,362	25,482
Diluted	25,810	26,050	26,039	26,029

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except shares amounts)
(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Deferred	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Stock	Earnings	Loss	Total
BALANCE - January 1, 2008	25,888,348	$120,379	$12,378	$(3,228)	$-	$35,024	$(2,086)	$162,467
Net income	-	-	-	-	-	7,431	-	7,431
Stock-based compensation expense
Restricted stock	123,477	-	1,487	(673)	-	-	-	814
Stock options	-	-	957	-	-	-	-	957
Treasury stock purchases	-	-	-	-	(6,375)	-	-	(6,375)
Tax benefit of options exercised	-	-	16	-	-	-	-	16
Exercise of stock options	22,400	74	-	-	-	-	-	74
BALANCE - September 30, 2008	26,034,225	$120,453	$14,838	$(3,901)	$(6,375)	$42,455	$(2,086)	$165,384

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,431	$(1,280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,377	11,734
Amortization of deferred finance charges	146	143
Deferred income taxes	(904)	(2,416)
Loss (gain) on disposal of assets	91	(15)
Impairment of goodwill and long-lived assets	-	3,099
Fixed asset donations	-	(26)
Provision for doubtful accounts	15,855	12,639
Stock-based compensation expense	1,771	1,349
Tax benefit associated with exercise of stock options	(16)	-
Deferred rent	341	451
(Increase) decrease in assets:
Accounts receivable	(19,714)	(13,247)
Inventories	(1,170)	(256)
Prepaid expenses and other current assets	354	(941)
Due from federal programs	5,929	-
Other assets	2	(250)
Increase (decrease) in liabilities:
Accounts payable	2,377	1,321
Other liabilities	(1,211)	1,800
Income taxes	(1,136)	(8,529)
Accrued expenses	5,652	1,919
Unearned tuition	828	1,455
Total adjustments	22,572	10,230
Net cash provided by operating activities	30,003	8,950
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	(612)
Capital expenditures	(15,919)	(16,391)
Net cash used in investing activities	(15,919)	(17,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	23,000	21,500
Payments on borrowings	(28,000)	(16,500)
Proceeds from exercise of stock options	74	145
Tax benefit associated with exercise of stock options	16	68
Principal payments of capital lease obligations	(156)	(84)
Purchase of treasury stock	(6,375)	-
Net cash (used in) provided by financing activities	(11,441)	5,129
NET INCREASE (DECREASE) IN CASH	2,643	(2,924)
CASH—Beginning of period	3,502	6,461
CASH—End of period	$6,145	$3,537

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,571	$1,770
Income taxes	$7,754	$9,898

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Fixed assets acquired in capital lease transactions	$-	$652
Fixed assets acquired in noncash transactions	$1,505	$1,814

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, should be read in conjunction with the December 31, 2007 consolidated financial statements of the Company, and reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

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

Stock Based Compensation – The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share Based Payment.”   The accompanying condensed consolidated statements of operations include compensation expense of approximately $0.6 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $1.8 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (“SFAS No. 163”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 will be effective for the Company as of January 1, 2009.  The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 will be effective for the Company as of November 15, 2008.  The implementation of this standard is not expected to have material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) – an amendment to FASB Statement No. 133.   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement will be effective for the Company as of January 1, 2009. The adoption of the provision of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

Index

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The new standard requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and requires the recognition of contingent consideration and pre-acquisition gain and loss contingencies. SFAS No. 141R will be effective for the Company’s business combinations completed on or after January 1, 2009.  The Company expects that the adoption of SFAS No. 141R could have a material impact on its financial statements when accounting for future material acquisitions.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51," (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company as of January 1, 2009.  The adoption of the provision of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 became effective for the Company as of January 1, 2008. The adoption of the provision of SFAS No. 157 had no effect on the Company’s consolidated financial statements.

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

Index

The following amounts relate to discontinued operations at these three campuses:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Revenues	$727	$4,230
Operating expenses	(4,775)	(13,760)
	(4,048)	(9,530)
Benefit for income taxes	(1,717)	(4,043)
Loss from discontinued operations	$(2,331)	$(5,487)

4.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three and nine months ended September 30, 2008 and 2007, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic shares outstanding	25,087,946	25,503,417	25,361,821	25,481,986
Dilutive effect of stock options	721,765	546,549	677,530	547,302
Diluted shares outstanding	25,809,711	26,049,966	26,039,351	26,029,288

For the three months ended September 30, 2008 and 2007, options to acquire 546,708 and 691,208 shares, respectively, and for the nine months ended September 30, 2008 and 2007, options to acquire 546,708 and 691,208 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

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

There were no changes in the carrying amount of goodwill from December 31, 2007 through September 30, 2008.

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		September 30, 2008			December 31, 2007
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Student contracts	1	$2,215	$2,215	$-	$2,215	$2,212	$3
Trade name	Indefinite	1,270	-	1,270	1,270	-	1,270
Accreditation	Indefinite	307	-	307	307	-	307
Curriculum	10	700	261	439	700	208	492
Non-compete	5	201	95	106	201	65	136
Total		$4,693	$2,571	$2,122	$4,693	$2,485	$2,208

Amortization of intangible assets was approximately $27 thousand and $90 thousand for the three months ended September 30, 2008 and 2007, respectively, and $86 thousand and $281 thousand for the nine months ended September 30, 2008 and 2007, respectively.

Index

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2008	$28
2009	110
2010	110
2011	86
2012	70
Thereafter	142
$546

6.	LONG-TERM DEBT

The Company has a credit agreement with a syndicate of banks which expires on February 15, 2010.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility.  The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement.  At the time of entering into the credit agreement, the Company incurred approximately $0.8 million of deferred finance charges.  At September 30, 2008, the Company had outstanding letters of credit aggregating $4.1 million which were primarily comprised of letters of credit for the Department of Education and real estate leases.

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

As of December 31, 2007, the Company had $5.0 million outstanding under its credit agreement.  During the nine months ended September 30, 2008, the Company borrowed an additional $23.0 million and repaid $28.0 million under its credit agreement.  As of September 30, 2008, the Company had no outstanding borrowings under its credit agreement.  Interest rates on the loans during the quarter ranged from 3.46% to 5.00%.

The credit agreement contains various covenants, including a number of financial covenants.  Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of September 30, 2008, the Company was in compliance with the financial covenants contained in the credit agreement.

7.	EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received an award of restricted shares of common stock totaling 200,000 shares, valued at $2.9 million, on October 30, 2007; 80,000 shares, valued at $1.0 million, on February 29, 2008; 8,000 shares, valued at $0.1 million, on May 2, 2008; and 8,000 shares, valued at $0.1 million, on May 5, 2008.  The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three and nine months ended September 30, 2008 was $0.2 million and $0.6 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of September 30, 2008 was $3.4 million.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of September 30, 2008, there were a total of 84,954 shares awarded and 37,772 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended September 30, 2008 and 2007 was $0.1 million and $0.09 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $0.2 million and $0.2 million, respectively. The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of September 30, 2008 and 2007 was $0.5 million and $0.6 million, respectively.

Index

On April 1, 2008, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock over the period of one year.  The purchases will be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The program may be suspended or discontinued at any time.  During the three months ended June 30, 2008, the Company repurchased 600,000 shares of its common stock for approximately $6.4 million at an average price of $10.63 per share.  The Company did not repurchase any shares of its common stock during the three months ended September 30, 2008.

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2008 were $6.69 using the following weighted average assumptions for grants:

September 30, 2008
Expected volatility	57.23%
Expected dividend yield	0%
Expected life (term)	6 Years
Risk-free interest rate	2.76% - 3.29%
Expected forfeiture rate	20.00%

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	1,512,163	$9.65
Granted	145,500	11.97
Cancelled	(74,000)	15.81
Exercised	(22,400)	3.34		$219
Outstanding as of September 30, 2008	1,561,263	9.67	5.39 years	7,564

Exercisable as of September 30, 2008	1,146,625	8.15	4.39 years	7,242

As of September 30, 2008, the pre-tax compensation expense for all unvested stock option awards was $1.5 million.  This amount will be expensed over the weighted-average period of approximately 1.0 years.

The following table presents a summary of options outstanding:

	September 30, 2008
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$1.55	50,898	0.72	$1.55	50,898	$1.55
3.10	630,157	3.28	3.10	630,157	3.10
4.00-13.99	333,500	8.60	11.47	78,678	9.88
14.00-19.99	429,208	6.40	15.26	299,492	15.09
20.00-25.00	117,500	5.86	22.88	87,400	23.10
	1,561,263	5.39	9.67	1,146,625	8.15

Index

8.	SLM FINANCIAL CORPORATION LOAN AGREEMENT

The Company entered into a tiered discount loan program agreement, effective September 1, 2007, with SLM Financial Corporation (“SLM”) to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under this agreement, the Company was required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  The Company was billed at the beginning of each month based on loans disbursed during the prior month. For the nine months ended September 30, 2008, $0.5 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables.  Loss on sale of receivables is included in selling, general and administrative expenses in the accompanying statements of operations.

In January 2008, SLM notified the Company that it was terminating its tiered discount loan program, effective February 18, 2008.  The termination of this agreement did not have a significant impact on the Company’s financial condition.

9.	INCOME TAXES

The effective tax rate for the three months ended September 30, 2008 and 2007 was 42.0% and 41.6%, respectively, and for the nine months ended September 30, 2008 and 2007 was 41.7% and 41.7%, respectively.

10.	CONTINGENCIES

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

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  While the Company does not expect to make any contributions to the plan in 2008, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.  The net periodic benefit cost was $36 thousand for the three months ended September 30, 2008.  The net periodic benefit income was $11 thousand for the three months ended September 30, 2007.  The net periodic benefit cost was $2 thousand for the nine months ended September 30, 2008.  The net periodic benefit income was $33 thousand the nine months ended September 30, 2007.

12.	SUBSEQUENT EVENT

On October 14, 2008, the Company has entered into a definitive purchase agreement to acquire Briarwood College for approximately $11.4 million in cash. Briarwood is regionally accredited by the New England Association of Schools and Colleges and currently offers two Bachelor's degree programs and 31 Associate's degree programs to approximately 700 students from Connecticut and surrounding states. Briarwood is located on a 33-acre campus in Southington, Connecticut, a suburb of Hartford, and offers on-campus housing for its students. For its fiscal year ending June 30, 2008, Briarwood generated $9.2 million in revenue.  The purchase agreement includes certain purchase price adjustments and is subject to regulatory approvals and customary closing conditions.  The transaction is expected to close during December 2008.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2007, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2007.

General

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by various industries, employers and state and federal accrediting bodies. We believe that diversification limits our dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunity to introduce new programs. As of September 30, 2008, 22,404 students were enrolled at our 35 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our destination schools attract students from across the United States, and in some cases, from other countries.

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

The following amounts relate to discontinued operations at these three campuses:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Revenues	$727	$4,230
Operating expenses	(4,775)	(13,760)
	(4,048)	(9,530)
Benefit for income taxes	(1,717)	(4,043)
Loss from discontinued operations	$(2,331)	$(5,487)

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

Allowance for uncollectible accounts.  Based upon our experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables.  We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts.  In establishing our allowance for uncollectible accounts, we consider, among other things, a student’s status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments and overall collection history.  Changes in trends in any of these areas may impact the allowance for uncollectible accounts.  The receivables balances of withdrawn students with delinquent obligations are reserved based on our collection history.  Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Our bad debt expense as a percentage of revenues for the three months ended September 30, 2008 and 2007 was 6.3% and 5.3%, respectively, and for the nine months ended September 30, 2008 and 2007 was 5.9% and 5.2%, respectively.  Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the three months ended September 30, 2008 and 2007 would have resulted in an increase in bad debt expense of $1.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2008 and 2007 would have resulted in an increase in bad debt expense of $2.7 million and $2.4 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of September 30, 2008, goodwill represented approximately $83.0 million, or 33.3%, of our total assets. At December 31, 2007, we tested our goodwill for impairment utilizing a market capitalization approach and determined that there was no impairment of our goodwill.  No events have occurred subsequently that would have required retesting.

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

Index

Effect of Inflation

Inflation has not had a material effect on our operations.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (“SFAS No. 163”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 will be effective for us as of January 1, 2009.  The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 will be effective for us as of November 15, 2008.  The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) – an amendment to FASB Statement No. 133.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement will be effective for us as of January 1, 2009. The adoption of the provision of SFAS No. 161 is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations”. The Statement establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. The new standard requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and requires the recognition of contingent consideration and pre-acquisition gain and loss contingencies. SFAS No. 141R will be effective for our business combinations completed on or after January 1, 2009.  We expect that the adoption of SFAS No. 141R could have a material impact on our financial statements when accounting for future material acquisitions.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51". SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for us as of January 1, 2009.  The adoption of the provision of SFAS No. 160 is not expected to have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 became effective for us as of January 1, 2008. The adoption of the provision of SFAS No. 157 had no effect on our consolidated financial statements.

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	41.4%	42.8%	42.3%	44.0%
Selling, general and administrative	48.3%	47.9%	52.3%	52.2%
Total costs and expenses	89.7%	90.7%	94.6%	96.2%
Operating income	10.3%	9.3%	5.4%	3.8%
Interest expense, net	(0.5%)	(0.7%)	(0.6%)	(0.7%)
Income from continuing operations before income taxes	9.8%	8.6%	4.8%	3.1%
Provision (benefit) for income taxes	4.1%	3.6%	2.0%	1.3%
Income from continuing operations	5.7%	5.0%	2.8%	1.8%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues.  Revenues increased by $13.9 million, or 16.1%, to $100.5 million for the quarter ended September 30, 2008 from $86.6 million for the quarter ended September 30, 2007.  The increase in revenues for the quarter was primarily attributable to a 13.6% increase in average student population, which increased to 20,665 for the quarter ended September 30, 2008, from 18,185 for the quarter ended September 30, 2007.  Revenues were also favorably impacted by tuition increases, which averaged from 3.0% to 3.5% during the quarter and increases in tool sales and interest income collected on student loans, which increased by $0.2 million and $0.2 million, respectively, as compared to the third quarter of 2007. For the quarter ended September 30, 2008, average revenue per student increased 2.1% as compared to the third quarter of 2007, primarily due to tuition increases during the quarter, offset by a shift in student population to students enrolled in lower tuition programs.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the quarter ended September 30, 2008 were $41.6 million, representing an increase of $4.5 million, or 12.1%, as compared to $37.1 million for the quarter ended September 30, 2007. The increase in educational services and facilities expenses was due to instructional expenses and books and tool expenses, which increased by $1.8 million, or 9.8%, and $1.2 million, or 18.8%, respectively, over the same quarter in 2007, resulting from an 8.6% increase in student starts during the third quarter of 2008 as compared to the third quarter of 2007 and as a result of the overall increase in student population and higher tool sales as compared to the third quarter of 2007.  We began the third quarter of 2008 with approximately 2,400 more students than we had on July 1, 2007.   The remainder of the increase in educational services and facilities expenses was due to facilities expenses, which increased by approximately $1.5 million over the same quarter in 2007.   This increase in facilities expense was primarily due to a $0.6 million increase in depreciation expense resulting from capital expenditures during 2007 and the first nine months of 2008.  Capital expenditures during these periods included the renovation and conversion of our former auto school in Grand Prairie, Texas to a skilled trades school, the opening of a culinary school at our Columbia, Maryland campus and the opening of our new campus, Aliante, in North Las Vegas, Nevada. The remainder of the increase in facilities expenses was primarily due to a $0.5 increase in repairs and maintenance at our campuses, and higher utility and property taxes at our campuses. As a percentage of revenues, educational services and facilities expenses for the third quarter of 2008 decreased to 41.4% from 42.8% for the third quarter of 2007.

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the quarter ended September 30, 2008 were $48.5 million, representing an increase of $7.1 million, or 17.0%, as compared to $41.4 million for the quarter ended September 30, 2007.  The increase in our selling, general and administrative expenses during the period was primarily due to a $0.5 million, or 14.0%, increase in student services, a $1.5 million, or 9.0%, increase in sales and marketing expenses and a $5.0 million, or 24.0%, increase in administrative expenses for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.  The increase in student services was primarily due to increases in compensation and benefit expenses, additional financial aid personnel attributed to a larger student population during the third quarter of 2008 as compared to the third quarter of 2007 as well as the incremental costs associated with our efforts to centralize the back office process with respect to financial aid.  During 2008, we began a pilot program to centralize the back office administration of our financial aid department in an effort to improve the effectiveness and timeliness of our financial aid processing.  The increase in sales and marketing expenses was due to annual compensation increases to sales representatives, the hiring of additional sales representatives and increased call center support as compared to the third quarter of 2007, coupled with increased investments in marketing to continue to grow our student population. The increase in administrative expenses was primarily due to (a) a $2.4 million increase in compensation and benefits, resulting from annual compensation increases, including increases in employee bonuses and stock compensation expense and the increased cost of benefits provided to employees; (b) a $1.7 million increase in bad debt expense; (c) $0.4 million of expenses incurred in connection with two registrations statements on Form S-3, filed with the SEC during 2008 and certain other related expenses; and (d) a $0.2 million increase in software maintenance expenses resulting from increased software licenses for our student management system. As a percentage of revenues, selling, general and administrative expenses for the third quarter of 2008 increased to 48.3% from 47.9% for the third quarter of 2007.

Index

For the quarter ended September 30, 2008, our bad debt expense as a percentage of revenue was 6.3% as compared to 5.3% for the same quarter in 2007.  This increase was primarily attributable to higher accounts receivable due to a 16.1% increase in revenues during the third quarter of 2008 as compared to the third quarter of 2007.  The number of days sales outstanding at September 30, 2008 increased to 26.3 days compared to 22.8 days at September 30, 2007.  The increase in days sales outstanding is primarily attributable to our decision to internally finance the gap in student tuition for which students are unable to obtain third-party financing.  As of September 30, 2008, we had made loan commitments to our students of $22.3 million as compared to $20.1 million and $15.7 million at June 30, 2008 and December 31, 2007, respectively.  Loan commitments, net of interest that would be due on the loans through maturity, were $15.4 million at September 30, 2008 as compared to $13.7 million and $10.8 million at June 30, 2008 and December 31, 2007, respectively.

Net interest expense.  Our net interest expense for the quarter ended September 30, 2008 was $0.5 million, representing a decrease of $0.1 million, as compared to $0.6 million for the quarter ended September 30, 2007. This was primarily due to a decrease in our average outstanding borrowings under our credit agreement. As of September 30, 2008, we had no outstanding borrowings under our credit agreement compared to $5.0 million outstanding under our credit agreement as of September 30, 2007.

Income taxes.  Our provision for income taxes for the quarter ended September 30, 2008 was $4.1 million, or 42.0% of pretax income, as compared to $3.1 million, or 41.6% of pretax income, for the quarter ended September 30, 2007.  The increase in our effective tax rate for the quarter ended September 30, 2008 was primarily attributable to shifts in state taxable income among various states.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues.  Revenues increased by $32.1 million, or 13.5%, to $269.6 million for the nine months ended September 30, 2008 from $237.5 million for the nine months ended September 30, 2007.  The increase in revenues for the period was primarily attributable to an 11.8% increase in average student population, which increased to 19,221 for the nine months ended September 30, 2008, from 17,192 for the nine months ended September 30, 2007.  Revenues were also favorably impacted during the period by tuition increases, which averaged from 3.0% to 3.5% during the quarter and increases in tool sales and interest income collected on student loans, which increased by $0.7 million and $0.7 million, respectively, from the nine months ended September 2007.   For the nine months ended September 30, 2008, average revenue per student increased 1.5% from nine months ended September 2007, primarily due to tuition increases during the quarter, offset by a shift in our student population to students enrolled in lower tuition programs.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.  Our educational services and facilities expenses for the nine months ended September 30, 2008 were $114.1 million, representing an increase of $9.6 million, or 9.2%, as compared to $104.5 million for the nine months ended September 30, 2007. The increase in educational services and facilities expenses was due to instructional expenses and books and tools expenses, which increased by $4.4 million, or 8.0%, and $2.4 million, or 17.8%, respectively, over the same period in 2007, reflecting a 11.3% increase in student starts during the nine months ended September 30, 2008 as compared to the same period in 2007 and as a result of the overall increase in student population and higher tool sales as compared to the nine months ended September 30, 2007.   We began 2008 with approximately 1,400 more students than we had on January 1, 2007 and as of September 30, 2008 our population was approximately 2,941 higher than as of September 30, 2007.   The remainder of the increase in educational services and facilities expenses was due to facilities expenses, which increased by approximately $2.8 million over the same period in 2007.  This increase was primarily due to an increase in depreciation expense of $2.2 million resulting from increased levels of capital expenditures during 2007 and the first nine months of 2008 versus the comparable periods in prior years.  The remainder of the increase was due to higher utility, rent and repairs and maintenance expenses at our campuses.  These expenditures included the renovation and conversion of our former auto school in Grand Prairie, Texas to a skilled trades school, the opening of a culinary school at our Columbia, Maryland campus as well as the opening of our new campus, Aliante, in North Las Vegas, Nevada. As a percentage of revenues, educational services and facilities expenses for the nine months ended September 30, 2008 decreased to 42.3% from 44.0% for the same period in 2007.

Index

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the nine months ended September 30, 2008 were $141.1 million, representing an increase of $17.0 million, or 13.7%, as compared to $124.1 million for the nine months ended September 30, 2007.  The increase in our selling, general and administrative expenses during the period was primarily due to a $1.3 million, or 11.9%, increase in student services, a $3.0 million, or 5.9%, increase in sales and marketing and a $12.7 million, or 20.3%, increase in administrative expenses for the nine months ended September 30, 2008 as compared to the same period in 2007.  The increase in student services was primarily due to increases in compensation and benefit expenses attributed to additional financial aid and career services personnel as a result of a larger student population during the nine months ended September 30, 2008 as compared to the same period in 2007. In addition, we began a pilot program to centralize the back office administration of our financial aid department in an effort to improve the effectiveness of our financial aid processing.  This resulted in the hiring of additional financial aid representatives during the first nine months of 2008.  The increase in sales and marketing expense was due to annual compensation increases to sales representatives, the hiring of additional sales representatives and increased call center support for the nine months ended September 30, 2008 as compared to the prior year period coupled with increased investments in marketing to continue to grow our student population. The increase in administrative expenses was primarily due to (a) a $6.5 million increase in compensation and benefits, resulting from annual compensation increases, including increases in employee bonuses and stock compensation expense and the increased cost of benefits provided to employees; (b)  a $3.6 million increase in bad debt expense; (c) $0.2 million refunded to the U.S. Department of Education resulting from a program review at Southwestern College; (d) a $0.7 million increase in software maintenance expenses resulting from increased software licenses for our student management system; and (e) $0.7 million of expenses incurred in connection with two registration statements on Form S-3, filed with the SEC during 2008 and certain other related expenses.  As a percentage of revenues, selling, general and administrative expenses for the nine months ended September 30, 2008 was 52.3%, essentially unchanged from the same period in 2007.

For the nine months ended September 30, 2008, our bad debt expense as a percentage of revenue was 5.9% as compared to 5.2% for the same period in 2007.  This increase was primarily attributable to higher accounts receivable due to an increase in average student population during the nine months ended September 30, 2008 as compared to the same period in 2007 of 11.8%.  The number of days sales outstanding for the nine months ended September 30, 2008 increased to 29.2 days compared to 24.7 days for the same period in 2007 primarily due to our decision to internally finance the gap in student tuition for which students are unable to obtain third-party financing.

Net interest expense.  Our net interest expense for the nine months ended September 30, 2008 decreased slightly to $1.6 million from $1.7 million for the same period in 2007 due to lower average borrowings outstanding during the period.

Income taxes.  Our provision for income taxes for the nine months ended September 30, 2008 was $5.3 million, or 41.7% of pretax income, as compared to $3.0 million, or 41.7% of pretax income, for the same period in 2007.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.

The following chart summarizes the principal elements of our cash flows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$30,003	$8,950
Net cash used in investing activities	$(15,919)	$(17,003)
Net cash (used in) provided by financing activities	$(11,441)	$5,129

At September 30, 2008, we had cash of $6.1 million, representing an increase of approximately $2.6 million as compared to $3.5 million as of December 31, 2007.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first nine months of 2008, we borrowed $23.0 million and repaid $28.0 million under our credit facility.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. In addition, in the future, we may also consider accessing financial markets as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all.  At September 30, 2008, we had net borrowings available under our $100 million credit agreement of approximately $95.9 million, including a $15.9 million sub-limit on letters of credit.

Index

Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2007. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 14 to 105 weeks. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

On October 14, 2008, we have entered into a definitive purchase agreement to acquire Briarwood College for approximately $11.4 million in cash. Briarwood is regionally accredited by the New England Association of Schools and Colleges and currently offers two Bachelor's degree programs and 31 Associate's degree programs to approximately 700 students from Connecticut and surrounding states. Briarwood is located on a 33-acre campus in Southington, Connecticut, a suburb of Hartford, and offers on-campus housing for its students. For its fiscal year ending June 30, 2008, Briarwood generated $9.2 million in revenue.  The purchase agreement includes certain purchase price adjustments and is subject to regulatory approvals and customary closing conditions.  The transaction is expected to close during December 2008.

Cash Flow Operating Activities

Net cash provided by operating activities was $30.0 million for the nine months ended September 30, 2008 compared to $9.0 million for the nine months ended September 30, 2007.  The $21.0 million increase in cash provided by operating activities was primarily due to an increase in net income of approximately $8.7 million for the nine months ended September 30, 2008 from the nine months ended September 30, 2007; approximately $5.9 million increase in cash received from federal fund programs and a reduction of approximately $2.1 million in cash paid for income taxes for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The remainder of the increase was primarily due to increases in cash provided by other working capital items.

Cash Flow Investing Activities

Net cash used in investing activities decreased by $1.1 million to $15.9 million for the nine months ended September 30, 2008 from $17.0 million for the nine months ended September 30, 2007.  Our cash used in investing activities was primarily related to purchases of property and equipment.  Our capital expenditures primarily resulted from facility expansion, leasehold improvements, and investments in classroom and shop technology.

Capital expenditures are expected to continue to increase in the remainder of 2008 as we upgrade and expand current equipment and facilities or open new facilities to meet increased student enrollments. We anticipate capital expenditures to range between 6% and 7% of revenues in 2008 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit agreement.

Cash Flow Financing Activities

Net cash used in financing activities was $11.4 million for the nine months ended September 30, 2008, as compared to net cash provided by financing activities of $5.1 million for the nine months ended September 30, 2007.  This decrease of $16.6 million was attributable to an increase in repayments of borrowings of $11.5 million and repurchases of our common stock for $6.4 million partially offset by an increase in our borrowings under our credit agreement of $1.5 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  Due to normal seasonal patterns, our student population is generally at the lowest level during the first half of the year and increases during the second half of the year.  As a result, during the first half of the year, we typically borrow funds to finance our operations and repay those funds in the second half of the year.

On April 1, 2008, our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock over the period of one year.  During the quarter ended June 30, 2008, we repurchased 600,000 shares of our common stock for approximately $6.4 million.  We did not repurchase any shares of our common stock during the three months ended September 30, 2008.

Index

Under the terms of our credit agreement, the lending syndicate provided us with a $100 million credit facility with a term of five years.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.

The following table sets forth our long-term debt (in thousands):

	At September 30,	At December 31,
	2008	2007
Credit agreement	$-	$5,000
Finance obligation	9,672	9,672
Automobile loans	-	16
Capital leases (with rates ranging from 2.9% to 8.5%)	550	690
Subtotal	10,222	15,378
Less current maturities	(147)	(204)
Total long-term debt	$10,075	$15,174

Contractual Obligations

Long-term Debt.  As of September 30, 2008, our long term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2008, measured from the end of our fiscal year, December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit agreement	$-	$-	$-	$-	$-
Capital leases (including interest)	720	67	322	331	-
Operating leases	125,581	16,294	27,163	24,527	57,597
Rent on finance obligation	11,511	1,381	2,763	2,763	4,604
Total contractual cash obligations	$137,812	$17,742	$30,248	$27,621	$62,201

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2008, except for our letters of credit of $4.1 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality and Trends

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population.  Student population varies as a result of new student enrollments, graduations, student attrition and seasonal enrollment patterns.  Historically, our schools have experienced lower student populations in our first and second quarters and larger class starts in the third and fourth quarters as well as higher student attrition in the first half of the year.  Our second half growth is largely dependent on a successful high school recruiting season.  We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenues.  Our expenses, however, do not vary significantly over the course of a year with changes in our student population and net revenues.  During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis.  To the extent new student enrollments, and related revenues, in the second half of the year fall short of our estimates, our operating results could suffer.  We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns.  Such patterns may change, however, as a result of new school openings, new program introductions, increased enrollments of students and/or acquisitions.  We have achieved positive organic growth for five consecutive quarters since the second half of 2007 and into the third quarter of 2008.  We began the third quarter of 2008 with approximately 2,400 more students than we had on July 1, 2007, which we attribute primarily to improved execution resulting from the growth initiatives we introduced in the third quarter of 2006 and to some extent from the counter-cyclicality of our business.    Similar to other public for-profit post secondary education companies, in the recent past, the increase in our average undergraduate enrollments had not met anticipated growth rates.  As a result of the slow down in 2005 and 2006, we entered 2007 with fewer students enrolled than we had in January 2006.  This trend continued through the first quarter of 2007 and resulted in a shortfall in our expected enrollments during the first quarter of 2007.  The slowdown that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students.  We believe that the slow down can be attributed to many factors, including (a) the economy; (b) the availability of student financing; (c) the dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increased competition in the marketplace.  These trends reversed in the second quarter of 2007.

Index

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

Update Regarding Regulatory and Accreditation Matters

In a letter received from the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), dated July 7, 2008, we were informed of a “show cause” action regarding our Lincoln Technical Institute institution in Philadelphia, PA.  An institution under “show cause” is required to satisfy its accrediting agency within a prescribed period, typically 18 months, that it has satisfactorily resolved the deficiency.  We responded to ACCSCT’s “show cause” request in September 2008 and the motion to vacate the “show cause” order will be reviewed at ACCSCT’s November 2008 meeting.

Recent Regulatory Developments

On August 14, 2008, the Higher Education Authority (“HEA”) was reauthorized when President Bush signed into law the Higher Education Opportunity Act, Public Law 110-315, reauthorizing the Title IV HEA programs through at least June 30, 2015. The recently passed HEA reauthorization revises the 90/10 Rule, revises the calculation of an institution’s cohort default rate, requires additional disclosures and certifications with respect to non-Title IV alternative loans, prohibits certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students’ best interests, and makes other changes.

Under the HEA reauthorization, an institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program (“FFEL”) increased. This loan limit increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provides some relief from this effect by excluding portions of the loan limit increase from the Title IV component of the 90/10 rule calculation.

Under the HEA reauthorization, an institution’s cohort default rate is redefined to be based on the rate at which its former students default on their FFEL loans over a period of time that is one year longer than the period of time during which rates currently are calculated. As a result, most institutions’ respective cohort default rates are expected to increase on the effective date of the provision, which first would apply to cohort default rates calculated after October 1, 2011. The HEA reauthorization also redefines the cohort default three-year threshold as 30% for the year when the HEA reauthorization becomes effective, compared to the present 25% threshold.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of September 30, 2008, we had no outstanding borrowings under our credit agreement.

Index

Because we had no borrowings under our credit agreement on September 30, 2008, a change of one percent in the interest rate would not cause a change in our interest expense.  Changes in interest rates could have an impact on our operations, which are greatly dependent on students’ ability to obtain financing.  Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock during the three months ended September 30, 2008.

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

Index

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

Index

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 6, 2008	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Principal Accounting and Financial Officer)