Form 10-K
period 2008-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2009-03-13
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

 ☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No  ☒

The aggregate market value of the 4,556,925 shares of common stock held by non-affiliates of the Registrant issued and outstanding as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $52,997,038. This amount is based on the closing price of the common stock on the Nasdaq Global Market of $11.63 per share on June 30, 2008. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of Registrant’s common stock outstanding as of March 11, 2009 was 26,092,361.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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
•
our failure to comply with the extensive regulatory framework applicable to our industry or our failure to obtain timely regulatory approvals in connection with a change of control of our company or acquisitions;

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

OVERVIEW

We are a leading and diversified for-profit provider of career-oriented post-secondary education as measured by total enrollment. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. For the year ended December 31, 2008, our automotive technology program, our health science program, our skilled trades program, our business and information technology program, and our hospitality services program accounted for approximately 35%, 32%, 14%, 9%, and 10%, respectively, of our average enrollment. We had 21,667 students enrolled as of December 31, 2008 and our average enrollment for the year ended December 31, 2008 was 20,006 students, an increase of 13.1% from our average enrollment of 17,687 for the year ended December 31, 2007. For the year ended December 31, 2008, our revenues were $376.9 million, which represents an increase of 15.0% from the year ended December 31, 2007. Excluding our acquisition of Briarwood College, or BRI, in December 2008, our revenues and average enrollment would have increased by 14.7% and 13.0%, respectively, compared to the year ended December 31, 2007. For the year ended December 31, 2007, our revenues were $327.8 million, which represented a 5.5% increase from the year ended December 31, 2006.  Excluding our acquisition of New England Institute of Technology at Palm Beach, Inc., or FLA, in May 2006, our revenues and average enrollment in 2007 would have increased by 3.2% and decreased by 0.4%, respectively, compared to the year ended December 31, 2006.

As of December 31, 2008, we operated 36 campuses in 17 states. We operate our campuses under the following six brand names:  Lincoln Technical Institute, Lincoln College of Technology, Nashville Auto-Diesel College (“NADC”), Southwestern College, Euphoria Institute of Beauty Arts and Sciences and Briarwood College.  In February 2007, we completed a re-branding initiative to consolidate 26 of our schools under the Lincoln Technical Institute and Lincoln College of Technology brand names, with the remaining schools continuing to operate under their pre-existing names.  Most of our campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education, or DOE, and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In May 2007, we announced a realignment pursuant to which we created separate managerial oversight for two groups of educational programs:
•	Lincoln Technical Group. The Lincoln Technical Group primarily focuses on our automotive technology and skilled trades programs.
•	Lincoln Education Group. The Lincoln Education Group primarily focuses on our health sciences, hospitality services and business and information technology programs, as well as our online programs.

This realignment is intended to promote efficiencies across our operations and further enhance our ability to execute on our strategy.

On December 1, 2008, we acquired the rights, title and interest in the assets used in the conduct and operation of Briarwood College (“Briarwood”) for approximately $10.5 million in cash, net of cash acquired.  Briarwood operates one campus in Southington, Connecticut, is regionally accredited by the New England Association of Schools and Colleges (“NEASC”), and currently offers two bachelor’s degree programs and 31 associate degree programs to approximately 550 students as of December 31, 2008 from Connecticut and surrounding states.

On January 20, 2009, we completed the acquisition of four of the five institutions comprising Baran Institute of Technology, or Baran, for approximately $24.9 million in cash, net of cash acquired, subject to contractual post closing adjustments.  Baran consists of five distinct institutions serving approximately 1,900 students and offers associate and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  The four institutions we acquired on January 20, 2009 are Baran Institute of Technology, or BIT, Connecticut Culinary Institute, or CCI, Americare School of Nursing, or ASN, and Engine City Technical Institute, or ECTI.  We also acquired the membership interests of Hartford Urban Ventures, LLC and certain assets and assumed certain liabilities of Educational Properties, LLC, which provide support services to Baran.  We expect to acquire the fifth Baran institution, Clemens College, for an additional $3.0 million in the second quarter of 2009.

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

The following amounts relate to discontinued operations at these three campuses (in thousands):

	Year Ended December 31,
	2007	2006
Revenue	$4,230	$10,876
Operating Expenses	(13,760)	(13,493)
	(9,530)	(2,617)
Benefit for income taxes	(4,043)	(1,085)
Loss from discontinued operations	$(5,487)	$(1,532)

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

BUSINESS STRATEGY

Our goal is to strengthen our position as a leading and diversified provider of career-oriented post-secondary education by continuing to pursue the following:

Maximize Utilization of Existing Facilities.    We believe that by creating separate oversight for two groups of educational programs, we are able to improve the day-to-day management, operational efficiency and capacity utilization of our campuses.  We are also focused on improving capacity utilization through increased enrollments, and we expect to continue investing in marketing resources to attract new students.

Expand Existing Areas of Study and Existing Facilities.   We believe we can leverage our operations to expand our program offerings in existing areas of study and expand into new areas of study to capitalize on demand from students and employers in our target markets.  For example, in 2007 we began offering courses in Licensed Practical Nursing at three of our New Jersey campuses, and we believe we will be able to similarly expand our program offerings at other campuses.  We also expect to continue expanding some of our existing facilities and relocating other facilities to expand capacity.  In 2008, we increased capacity at two of our Southwestern College campuses and moved into a new and larger campus in Brockton, Massachusetts.

Expand Geographic Presence. We believe that we can leverage our marketing and recruiting programs by opening additional campuses in selected markets and obtaining greater market penetration.  For example, in March 2006, we established our presence in the New York metropolitan area with the opening of our Queens, New York automotive school in partnership with the Greater New York Area Automobile Dealers Association.  In 2008, we expanded our presence in Las Vegas with the opening of our third Euphoria campus in the north end of Las Vegas which will enable us to better serve that market.  We believe we can also increase our student enrollments by entering selected new geographic markets that we believe have significant growth potential and where we can leverage our reputation and operating expertise.

Opportunistically Pursue Strategic Acquisitions.    We continue to evaluate attractive acquisition candidates. In evaluating potential acquisitions, we seek to identify schools that provide the potential for program replication at our existing campuses, expand our program and degree offerings, and extend our presence into markets with attractive growth opportunities.

Index

On December 1, 2008, we acquired Briarwood College which strengthened our position in Connecticut, by adding additional associate and bachelor’s degree programs and has regional accreditation which we believe will enable us to serve a new market and enhance our online programs.

Expand Online Programs.    We have offered online programs since 2005 with a view towards capitalizing on the rapidly growing demand for, and flexibility provided by, online education alternatives.  We launched our first 100% online program in June 2006 and our second in December 2006.  In 2008, we launched two associate degree programs and three bachelor’s degree programs.  We believe that our online programs are an attractive option for students without the geographic or financial flexibility to enroll in campus-based programs and will continue to broaden our addressable market.

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our programs are designed to be completed in 14 to 102 weeks. Tuition for programs ranges from $10,000 to $35,000, depending on the length of the program and the area of study. As of December 31, 2008, all of our schools offer diploma and certificate programs, 18 of our schools are currently approved to offer associate degree programs and two schools are approved to offer a bachelor’s degree program. In order to accommodate the schedules of our students and maximize classroom utilization, we typically offer courses four to five days a week in three shifts per day and start new classes every month. Also for those students who do not live near one of our campuses or whose schedules prevent them from attending school we offer several programs online.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index

The following table lists the programs offered as of December 31, 2008 with the average number of students enrolled in each area of study for the year ended December 31, 2008:

Program Offered
Area of Study	Bachelor's	Associate	Diploma and Certificate	Average Enrollment	Percent of Total Enrollment

Automotive Technology	-	Auto Service Management, Collision Repair, Diesel Technology, Diesel & Truck Service Management	Automotive Mechanics, Automotive Technology, Collision Repair, Diesel Truck Mechanics, Diesel Technology, Diesel & Truck Technology, Master Automotive Technology	7,034	35%

Health Sciences	-	Medical Assisting Technology, Medical Administrative Assistant Technology, Dental Office Management, Child Development, Health Information Coding, Medical Office Management, Medical Assistant, Mortuary Science, Nuclear Medicine, Occupational Therapy Assistant, Dental Hygeine, Dental Administrative Assistant	Medical Administrative Assisting, Medical Assisting, Pharmacy Technology, Medical Billing and Coding, Dental Assisting, Licensed Practical Nurse, Phlebotomy, Child Development, Nuclear Medicine	6,416	32%

Skilled Trades	-	Mechanical / Architectural Drafting, Electronics Engineering Technology, HVAC, EST	Electronic Servicing, Electronics Engineering Technology, Electronics System Technology, HVAC, Mechanical / Architectural Drafting, Electrician, Welding	2,783	14%

Hospitality Services	Culinary Management	Culinary Arts, Cosmetology Management, Food and Beverage, Baking and Pastry, Culinary Management, Hotel Restraurant Management, Dietetic Technician, Travel and Tourism	Culinary Arts, Baking & Pastry, Cosmetology, Aesthetics, Therapeutic, Massage & Body Technology	1,935	10%

Business and Information Technology	Criminal Justice, Funeral Service Management	PC Systems & Networking Technology, Network Systems Administration, Business Administration, Criminal Justice, NCIS, Business Management, Business Marketing, HR Management, Accounting, Broadcasting and Communications, Fashion Merchandising, Paralegal	Business Administration, Network Systems Administrating, PC Support Technology, Criminal Justice, Network Communications and Information Systems	1,838	9%

		Total:		20,006	100%

Index

Automotive Technology.    Automotive technology represents our largest area of study, with 35% of our total average student enrollment for the year ended December 31, 2008. Our automotive technology programs are 24 to 92 weeks in length, with tuition rates of $10,000 to $35,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of employers, ranging from automotive and diesel dealers, independent auto body paint and repair shops, to trucking and construction companies.

We have an arrangement with BMW that offers our automotive technology students the opportunity to work for BMW through the Service Technician Education Program (“STEP”). The STEP program is a "graduate" school program for individuals who have successfully earned an automotive certification either at one of our schools or any of our competitor's schools. Students who are admitted to the STEP program have their tuition paid by BMW and upon successfully completing the program are typically employed as BMW mechanics. The BMW STEP program commenced at our Columbia, Maryland facility in 2004. Our arrangement with BMW signifies our high quality education capabilities and is an attractive marketing program.

As of December 31, 2008, each of our Lincoln Technical Institute schools, with the exception of our Allentown, Pennsylvania campus, offer programs in automotive technology in addition to other technical programs. Lincoln College of Technology (formerly Denver Automotive & Diesel College) (“Denver LCT”) and Nashville Auto-Diesel College currently offer programs exclusively in automotive technology. Denver LCT, Nashville Auto-Diesel College, and our Lincoln College of Technology schools in Grand Prairie, Texas and Indianapolis, Indiana are destination schools, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2008, health sciences represented our second largest area of study, representing 32% of our total average student enrollment. Our health science programs are 30 to 92 weeks in length, with tuition rates of $10,000 to $30,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our medical assistant and medical administrative assistant programs are our largest health science programs.

As of December 31, 2008, we offered health science programs at 23 schools, including five Southwestern College schools, Briarwood College, and 17 Lincoln College of Technology and Lincoln Technical Institute schools.

Skilled Trades.    For the year ended December 31, 2008, 14% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 41 to 91 weeks in length, with tuition rates of $16,000 to $29,000. Our skilled trades programs include electrician, heating, ventilation and air conditioning repair, welding, drafting and computer-aided design and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable, wiring and HVAC installer and servicer and drafting technician. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms.

In the first quarter of 2008 we launched our first welding program.  This program was developed based on the National Center for Construction Education and Research (“NCCER”) curriculum.  NCCER is a not-for-profit education foundation created to help address the critical workforce shortage facing the construction industry and to develop industry-driven standardized craft training programs with portable credentials.

As of December 31, 2008, we offered skilled trades programs at 13 of our 25 Lincoln Technical Institute and Lincoln College of Technology campuses.

Hospitality Services.    For the year ended December 31, 2008, 10% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 14 to 98 weeks in length, with tuition rates of $10,000 to $27,000.  Our spa programs include therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas, cruise ships or are self-employed.  We offer massage programs at 15 campuses and cosmetology programs at five campuses.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2008, we offered culinary programs at the Florida Culinary Institute and three Centers for Culinary Arts.

Business and Information Technology.    For the year ended December 31, 2008, 9% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 30 to 102 weeks in length, with tuition rates of $11,000 to $27,000.  We have focused our current IT program offerings on those that are most in demand, such as our PC systems technician, network systems administrator and business administration specialist programs.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  As of December 31, 2008, we offered these programs at 18 of our campuses.

Index

MARKETING AND STUDENT RECRUITMENT

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at potential students who are entering the workforce, or who are underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising.    Our marketing program utilizes integrated advertising such as the Internet, television, and various print media, direct mail, and event marketing campaigns.  These campaigns are enhanced by student and alumni referrals.  Internet lead generation is our most successful medium, built upon successful search engine optimization and specific keywords.  Our website leads incorporate integrated campaigns that drive prospects to the website for lead capture.  Our internal systems enable us to closely monitor and track the effectiveness of each advertisement on a daily or weekly basis and make adjustments accordingly to enhance efficiency and limit our student acquisition costs.

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

Recruiting.    Our recruiting efforts are conducted by a group of approximately 400 field-and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2008, we recruited approximately 21% of our students directly out of high school.

Campus-Recruiting.    When a potential student is identified through our marketing and recruiting efforts, one of our representatives is paired with the potential student to follow up on an individual basis. Our media advertisements contain a unique toll-free number and our telephone system automatically directs the call to the campus nearest to the caller. At this point, a recruiting representative will respond to the inquiry, typically within 24 hours. The representatives are trained to explain in detail the opportunities available within each program and schedule an appointment for the potential student to visit the school and tour the school's facilities.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 21,667 students enrolled as of December 31, 2008 and our average enrollment for the year ended December 31, 2008 was 20,006 students, an increase of 13.1% from December 31, 2007. Excluding our acquisition of BRI in December 2008, our average student enrollment would have increased by 13.0%. Our average student enrollment for the year ended December 31, 2007 was 17,687 students, an increase of 1.7% from December 31, 2006.  Excluding our acquisition of FLA in May 2006, our average enrollment for the year ended December 31, 2007 would have decreased by 0.4%.

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

JOB PLACEMENT

We believe that securing employment for our graduates is critical to our ability to attract high quality students. In addition, high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV Programs. See "Regulatory Environment—Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers need. Each school has an advisory council made up of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the market. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to place students in their career field upon graduation. We also have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training while working with a potential employer. In addition, some of our allied health students are required to participate in an internship program during which they work in the field as part of their career training. Students that participate in these programs often go on to work for the same business upon graduation. We also assist students with resume writing, interviewing and other job search skills.

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

As of December 31, 2008, we had approximately 3,206 employees, including 793 full-time faculty and 663 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2009 through 2012. We believe that we generally have good relationships with these unions and our employees.

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

Notwithstanding the above, we mainly compete with community colleges and other career schools, both for-profit and not-for-profit. We focus on programs that are in high demand. We compete against community colleges by seeking to offer more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We compete against the other career schools by seeking to offer a higher quality of education, higher quality instructional equipment and a better overall value. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors. As we continue to add courses and degree programs, our competitors within a given market increase and thus we face increased competition.

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

Index

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2008, approximately 79% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs are to the student, who then applies those funds to the cost of his or her education.

In connection with the students' receipt of federal financial aid, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Title IV Programs, and the regulations issued thereafter by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the various federal student financial aid programs. To participate in the Title IV Programs, a school must be authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. The DOE will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended, or HEA, and the DOE's extensive regulations regarding institutional eligibility. The DOE defines an eligible institution to consist of both a main campus and its additional locations, if any. Each of our schools is either a main campus or an additional location of a main campus. Each of our schools is subject to extensive regulatory requirements imposed by state education agencies, accrediting commissions, and the DOE. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Our schools also participate in other federal and state financial aid programs that assist students in paying the cost of their education.

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

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We believe that we have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $13.7 million. These bonds are backed by $2.4 million of letters of credit.

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

Index

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2008, fifteen of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology or ACCSCT, nineteen of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools or ACICS and one of our campuses is accredited by the New England Association of Schools and Colleges or NEASC. All of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Accrediting Commission of Career Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA	December 4, 2008	May 1, 2013
Union, NJ	June 4, 2004	February 1, 2009***
Mahwah, NJ*	December 9, 2004	August 1, 2009
Melrose Park, IL	March 11, 2005	November 1, 2009
Denver, CO	September 8, 2006	February 1, 2011
Columbia, MD	March 13, 2007	February 1, 2012
Grand Prairie, TX	May 29, 2007	August 1, 2011
Allentown, PA	January 1, 2007	January 1, 2012
Nashville, TN	May 1, 2007	May 1, 2012
Indianapolis, IN	December 5, 2008	November 1, 2012
New Britain, CT	January 1, 2008	January 1, 2013
Shelton, CT**	September 3, 2005	September 1, 2008***
Cromwell, CT**	November 22, 2006	November 1, 2011
Hamden, CT**	July 1, 2007	July 1, 2012
Queens, NY*	June 30, 2008	June 30, 2012

*	Branch campus of main campus in Union, NJ
**	Branch campus of main campus in New Britain, CT
***	Currently going through re-accreditation

Index

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Brockton, MA****	December 31, 2008	December 31, 2014
Lincoln, RI	December 31, 2008	December 31, 2014
Lowell, MA**	December 16, 2008	December 31, 2014
Somerville, MA	December 16, 2008	December 31, 2014
Philadelphia (Center City), PA*	April 23, 2007	December 31, 2012
Edison, NJ	April 23, 2007	December 31, 2012
Marietta, GA****	December 31, 2008	December 31, 2014
Mt. Laurel, NJ*	April 23, 2007	December 31, 2012
Paramus, NJ*	April 23, 2007	December 31, 2012
Philadelphia (Northeast), PA*	April 23, 2007	December 31, 2012
Dayton, OH	April 14, 2006	December 31, 2009
Cincinnati (Vine Street), OH***	April 14, 2006	December 31, 2009
Cincinnati (Northland Blvd.), OH***	April 14, 2006	December 31, 2009
Franklin, OH***	April 14, 2006	December 31, 2009
Florence, KY***	April 14, 2006	December 31, 2009
West Palm Beach, FL	December 11, 2006	December 31, 2014
Summerlin, NV****	December 16, 2008	December 31, 2014
Green Valley, NV****	December 16, 2008	December 31, 2014
Aliante, NV****	December 16, 2008	December 31, 2014

*	Branch campus of main campus in Edison, NJ
**	Branch campus of main campus in Somerville, MA
***	Branch campus of main campus in Dayton, OH
****	Branch campus of main campus in Lincoln, RI

New England Association of Schools and Colleges and Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Briarwood College	November 31, 2006	November 31, 2011

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

Federal Family Education Loan.    Under the Federal Family Education Loan program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the DOE. Students with financial need qualify for interest subsidies while in school and during grace periods. For the year ended December 31, 2008, we derived approximately 62% of our Title IV revenues (calculated based on cash receipts) from the Federal Family Education Loan program.

Index

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2008, we derived approximately 19% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    Under the Federal Supplemental Educational Opportunity Grant program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2008, we received less than 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is funded by the DOE and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2008, we derived less than 1% of our revenues (calculated based on cash receipts) from the Perkins program.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and programs administered under the Workforce Investment Act. In addition, many states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. Many states that provide financial aid to our students are facing significant budgetary constraints. We believe that the overall level of state financial aid for our students is likely to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

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

Effective February 2008, Sallie Mae, Inc. (“SLM”) terminated its tiered discount loan agreement with us pursuant to which SLM provided private party loans to our students.  As a result, we continue to search for alternative sub-prime loan providers but in the meantime we have decided to make financing available to students through our internal funding sources.

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

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended, HEA or Higher Education Act, and the DOE's extensive regulations regarding institutional eligibility. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following 16 institutions as of December 31, 2008, collectively consisting of 16 main campuses and 19 additional locations:

Index

Brand	Main Campus (es)	Additional Location (s)
Lincoln Technical Institute	Union, NJ	Mahwah, NJ
Queens, NY
Philadelphia, PA
Columbia, MD
Allentown, PA
	Edison, NJ	Mount Laurel, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Northeast Philadelphia, PA (Northeast)
	Somerville, MA	Lowell, MA
	Lincoln, RI	Marietta, GA*
Brockton, MA
Henderson, NV (Green Valley)**
Las Vegas, NV (Summerlin)**
Las Vegas, NV (Aliante)**
	New Britain, CT	Shelton, CT
Cromwell, CT
Hamden, CT

Lincoln College of Technology	Indianapolis, IN
Grand Prairie, TX
Melrose Park, IL
Denver, CO
West Palm Beach, FL

Nashville Auto Diesel College	Nashville, TN

Southwestern College	Dayton, OH	Cincinnati, OH (Vine Street)
Franklin, OH
Cincinnati, OH (Northland Blvd.)
Florence, KY

Briarwood College	Southington, CT

*	This campus operates under the Lincoln College of Technology brand.
**	These campuses operate under the Euphoria Institute of Beauty Arts & Sciences brands.

All of our main campuses, including their additional locations, are currently certified by the DOE to participate in the Title IV Programs.  In connection with our acquisitions of New England Technical Institute, and New England Institute of Technology at Palm Beach, we have received in each case an executed provisional program participation agreement from the DOE.  In connection with our acquisition of Briarwood College, we have received a temporary provisional program participation agreement from the DOE which remains in effect on a month-to-month basis until the DOE completes its review and approval process for the change in ownership.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.    Political and budgetary concerns significantly affect Title IV Programs. On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315, reauthorized the Title IV HEA programs through at least September 30, 2014. The HEA reauthorization among other things revises the 90/10 Rule, as described below, revises the calculation of an institution's cohort default rate, requires additional disclosures and certifications with respect to non-Title IV alternative loans, prohibits certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students' best interests, and makes other changes.

Index

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

The College Cost Reduction & Access Act reduces payments to lenders and guaranty agencies participating in the Federal Family Education Loan (FFEL) Program. This, in turn, reduces the profitability of the FFEL Program and will make access to these loans, as well as, private loans more difficult. The widening sub-prime mortgage crisis has negatively impacted student loans.  Lenders are experiencing difficulty in securing funding from the debt markets to make new student loans, however through the Ensuring Continued Access to Student Loans Act the Department of Education will provide liquidity support to FFEL lenders by purchasing loans and providing long term financing for FFEL loans.  This program is designed to continue access to these funds for students and their parents.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act which further increased the maximum Pell grant to $4,860 for the July 1, 2009 through June 30, 2010 award year.  When these funds are combined with the funding authorized and appropriated by the College Cost Reduction and Access Act – which increased the maximum award by $490 – the maximum Pell award will be $5,350 for the July 1, 2009 through June 30, 2010 award year.

The "90/10 Rule."    Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  Under prior law, an institution would immediately lose its eligibility to participate in Title IV Programs if it derived more than 90% of its revenue (calculated based on cash receipts) from those programs in any fiscal year as calculated in accordance with DOE regulation s and would be ineligible to apply to regain its eligibility until the following fiscal year.  If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continue to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL, increased. This loan limit increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provides some relief from this effect by excluding portions of the loan limit increase from the Title IV component of the 90/10 rule calculation.

We have calculated that, for each of our 2008, 2007 and 2006 fiscal years, none of our institutions derived more than 89.0% of its revenues from Title IV Programs. For our 2008 fiscal year, our institutions' 90/10 Rule percentages ranged from 69.7% to 89.0% except for Briarwood which was 45.5%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Student Loan Defaults.    An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year. An institution whose Federal Family Education Loan cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the Federal Family Education Loan and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose Federal Family Education Loan cohort default rate for any single federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated by the DOE.  The HEA has been amended by the HEOA to calculate the institution’s cohort default rate using a three year period, effective for fiscal 2009 and beyond.

Under the HEA reauthorization, an institution's cohort default rate is redefined to be based on the rate at which its former students default on their FFEL loans over a period of time that is one year longer than the period of time over which rates currently are calculated. As a result, most institutions' respective cohort default rates are expected to increase under the new provision, which first would apply to cohort default rates calculated after October 1, 2011. The DOE will not impose sanctions based on rates calculated under the new provision until three consecutive years have been calculated under the new method.  Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates.  The HEOA also increases the cohort default three-year threshold from 25% to 30% effective in fiscal year 2012. On September 15, 2008, the DOE published the cohort default rate for each of our schools which range from 5.6% to 19.3%.

Index

Federal Family Education Loan Program

As of December 31, 2008, none of our institutions has had a Federal Family Education Loan cohort default rate (as defined by the DOE) of 25% or greater for any of the federal fiscal years 2006, 2005 and 2004, the three most recent years for which the DOE has published such rates. The following table sets forth the Federal Family Education Loan cohort default rates for each of our 15 DOE institutions as of December 31, 2008 for those fiscal years:

Institution	2006	2005	2004
Union, NJ	10.8%	9.9%	7.6%
Indianapolis, IN	12.3%	7.5%	7.9%
Philadelphia, PA	15.0%	9.2%	12.8%
Columbia, MD	12.0%	7.5%	8.9%
Allentown, PA	10.1%	11.5%	7.0%
Melrose Park, IL	11.8%	11.6%	11.9%
Grand Prairie, TX	19.3%	14.6%	19.5%
Edison, NJ	14.5%	6.7%	3.3%
Denver, CO	11.1%	7.0%	8.4%
Nashville, TN	5.6%	5.2%	3.1%
Lincoln, RI	14.9%	12.8%	10.0%
Somerville, MA	12.3%	8.5%	10.6%
Dayton, OH	9.9%	7.6%	3.2%
New Britain, CT	11.2%	4.6%	4.6%
West Palm Beach, FL	9.9%	4.7%	8.2%
Southington, CT	10.2%	13.9%	9.8%

An institution whose cohort default rate under the FFEL program is 25% or greater for any one of the three most recent federal fiscal years does not meet the DOE standards of administrative capability may be placed on provisional certification status by the DOE.

Perkins Loan Program

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Denver LCT and NETI are our only institutions participating in the Perkins program. Denver LCT’s cohort default rate was 35.7% for students scheduled to begin repayment in the 2007-2008 federal award year. The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver LCT. Denver LCT continues to make loans out of its existing Perkins loan fund. Lincoln Technical Institute (New Britain, CT) is provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that NETI had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. Our New Britain, CT institution’s cohort default rate was 14.1% for students scheduled to begin repayment in the 2007-2008 federal award year.

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2006 and 2007 fiscal year reflecting a composite score of 1.7 and 1.8, respectively, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2008 fiscal year, we have calculated our composite score to be 1.8.

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

Our recent acquisition of Briarwood College resulted in a change in ownership of said school requiring it to reapply for eligibility to participate in the Title IV programs and for approvals from their accrediting and state licensing agencies. Briarwood has received approval of the change in ownership from its accrediting agency and from its state licensing agency. Briarwood has also received a Temporary Provisional Program Participation Agreement, or Temporary PPPA, from the DOE, and we believe that we have provided the documentation necessary for the Temporary PPPA to remain in effect on a month-to-month basis pending completion of the DOE's review.

While it cannot be assured that the respective agencies will issue the required approvals described above, we believe that we will be able to meet the requirements necessary for obtaining these approvals.

Prior to our acquisition of Briarwood, the American Board of Funeral Service Education (“ABFSE”), the accrediting agency that accredits Briarwood’s Mortuary Sciences program, placed the program on “show cause”. Briarwood submitted a response on January 12, 2009 and hosted a follow-up visit from the agency on February 8–10, 2009. ABFSE has informed us that they intend to review Briarwood’s January response as well as the information obtained from the agency’s February visit at their April 2009 meeting.

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

Administrative Capability.    The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. These criteria require, among other things, that the institution:

•	Complies with all applicable federal student financial aid regulations;
•	Has capable and sufficient personnel to administer the federal student financial aid programs;
•	Has adequate checks and balances in its system of internal controls;
•	Divides the function of authorizing and disbursing or delivering Title IV Program Funds so that no office has the responsibility for both functions;
•	Establishes and maintains records required under the Title IV regulations;
•	Develops and applies an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV;
•	Has acceptable methods of defining and measuring the satisfactory academic progress of its students;
•
Refers to the Office of the Inspector General any credible information indicating that any applicant, student, employee or agent of the school has been engaged in any fraud or other illegal conduct involving Title IV Programs;

•	Provides financial aid counseling to its students; and
•	Submits in a timely manner all reports and financial statements required by the regulations.

Index

Failure by an institution to satisfy any of these or other administrative capability criteria could cause the institution to lose its eligibility to participate in Title IV Programs, which would have a material adverse effect on our business and results of operations.

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the Federal Family Education Loan program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. None of our institutions has a Federal Family Education Loan cohort default rate above 25% for any of the three most recent fiscal years for which the DOE has published rates. Denver LCT and NETI are our only institutions participating in the Perkins program. Denver LCT 's cohort default rate was 35.7% for students scheduled to begin repayment in the 2007-2008 federal award year. The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver LCT.  Denver LCT continues to make loans out of its existing Perkins loan fund. As was the case prior to our acquisition NETI, the institution remains provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that NETI had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. NETI 's cohort default rate was 14.1% for students scheduled to begin repayment in the 2007-2008 federal award year.

Ability to Benefit Regulations.    Under certain circumstances, an institution may elect to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study. In order for ability to benefit students to be eligible for Title IV Program participation, the institution must comply with the ability to benefit requirements set forth in the Title IV Program requirements. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations.  The HEOA provisions also permit students to demonstrate their ability to benefit and become eligible to receive Title IV funds upon satisfactory completion of six credit hours or the equivalent coursework.  In addition to the testing requirements, the DOE regulations also prohibit ability to benefit student enrollments from constituting 50% or more of the total enrollment of the institution. In 2008, the following schools were authorized to enroll “ability to benefit” applicants: Southwestern College, New Britain, Cromwell, Shelton, Hamden, Union, Mahwah, Indianapolis, Melrose Park, Grand Prairie, Somerville, Denver, West Palm Beach, Center City Philadelphia, Northeast Philadelphia, Paramus, Mt. Laurel, Marietta, Lowell, Edison, Brockton, Allentown, and Summerlin.

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

The DOE may place an institution on provisional certification status if it determines that the institution does not fully satisfy certain administrative and financial standards or if the institution undergoes a change in ownership resulting in a change of control. The DOE may withdraw an institution's provisional certification with the institution having fewer due process protections than if it were fully certified. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds. In connection with our acquisitions of NETI, and New England Institute of Technology at Palm Beach, we received in each case an executed provisional program participation agreement from the DOE.  In connection with our acquisition of Briarwood College, we received a temporary provisional program participation agreement from the DOE which remains in effect until the DOE completes its review and approval process for the change in ownership.

Index

All institutions are recertified on various dates for various amounts of time.  The following table sets forth the expiration dates for each of our institutions' current program participation agreement as of December 31, 2008:

Institution	Expiration Date of Current Program Participation Agreement
Allentown, PA	March 31, 2014
Columbia, MD	June 30, 2013
Philadelphia, PA	September 30, 2013
Denver, CO	December 31, 2009
Lincoln, RI	March 31, 2014
Nashville, TN	March 31, 2014
Somerville, MA	March 31, 2014
Edison, NJ	June 30, 2011
Union, NJ	June 30, 2011
Grand Prairie, TX	March 31, 2009**
Indianapolis, IN	March 31, 2009**
Melrose Park, IL	March 31, 2009**
Dayton, OH	March 31, 2014
New Britain, CT	March 31, 2009*
West Palm Beach, FL	June 30, 2010*
Southington, CT	January 31, 2009***

* Provisionally certified
** Currently going through re-certification
*** Temporary provisional certification extended on a month-to-month basis pending completion of DOE change in ownership review and approval process

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

The DOE conducted a program review at Southwestern College (“SWC”) and issued an initial program review report, dated February 6, 2008, in which it identified potential instances of noncompliance with certain DOE requirements.  SWC responded to the DOE initial program review report on April 3, 2008.  In a letter, dated May 29, 2008, the DOE issued a Final Program Review Determination and SWC refunded $0.2 million to the DOE.

In a letter received from the ACCSCT, dated July 7, 2008, we were informed of a “show cause” regarding our Lincoln Technical Institute institution in Philadelphia, Pennsylvania.  An institution under “show cause” is required to satisfy its accrediting agency within a prescribed period, typically 18 months, that it has satisfactorily resolved the deficiency.  We responded to ACCSCT’s “show cause” request in September 2008.  In a letter dated December 5, 2008, ACCSCT informed us that the “show cause” order was vacated.

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

Index

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

Lenders and Guaranty Agencies.    In 2008, six lenders provided funding to more than 90% of the students at the schools we owned during that year: Sallie Mae Education Trust, AMS Trust, Regions Bank, PNC Bank, Student Funding Group, and Nelnet. While we believe that other lenders might be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the Higher Education Act requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

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

Subsequent Event.  On January 20, 2009, we completed the acquisition of four of the five institutions comprising Baran Institute of Technology, or Baran, for approximately $24.9 million in cash, net of cash acquired, subject to contractual post closing adjustments.  Baran consists of five distinct institutions serving approximately 1,900 students and offers associate and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  The four institutions we acquired on January 20, 2009 are Baran Institute of Technology, or BIT, Connecticut Culinary Institute, or CCI, Americare School of Nursing, or ASN, and Engine City Technical Institute, or ECTI.  We also acquired the membership interests of Hartford Urban Ventures, LLC and certain assets and assumed certain liabilities of Educational Properties, LLC, which provide support services to Baran.  We expect to acquire the fifth Baran institution, Clemens College, for an additional $3.0 million in the second quarter of 2009.

Our recent acquisition of the four Baran schools resulted in a change in ownership of such schools requiring each of those schools and their campuses to reapply for eligibility to participate in the Title IV programs and for approvals from their accrediting and state licensing agencies.  Each of the four Baran schools has received a Temporary Provisional PPA allowing each to resume its participation in the Title IV programs and we have provided the documentation necessary for each Temporary Provisional PPA to remain in effect on a month-to-month basis pending completion of the DOE's review and decision to issue a Provisional Program Participation Agreement.

Each of BIT, CCI and ECTI have received Part 1 approval of the change in ownership from their accrediting agency, the Accrediting Commission of Career Schools and Colleges of Technology, or ACCSCT, and have applied for Part 2 approval under a process that takes place after the change in ownership under applicable standards. Both BIT and CCI have received approval of the change in ownership from the State of Connecticut Board of Governors for Higher Education. ECTI has applied for approval of its change in ownership from the New Jersey Department of Labor and Workforce Development under a process that takes place after the change in ownership. ASN has received a provisional license from the Commission for Independent Education of the Florida Department of Education and is awaiting final approval of the change in ownership from that agency at its March 2009 meeting. ASN has applied for approval of the change in ownership with its accrediting agency, the Accrediting Bureau of Health Education Schools, or ABHES, under a process that also takes place after the change in ownership under applicable standards.

Index

While we cannot assure you that the respective agencies will issue the required approvals described above, we believe that we will be able to meet the requirements necessary for obtaining these approvals.

Prior to our acquisition of the four Baran schools, the DOE notified those schools that they did not meet DOE financial responsibility standards and, as a result, must submit letters of credit to the DOE in the amount of $2.0 million and be placed on heightened cash monitoring 1 status. The required letters of credit have been submitted to the DOE and have an expiration date of December 31, 2009. Prior to our acquisition of the ASN school, ABHES directed the school to show cause why its accreditation should not be withdrawn based upon a visit to the school's branch campus in St. Petersburg, Florida. The school is required to submit a response to ABHES by April 1, 2009 and will have a subsequent opportunity to appear before an ABHES panel. Subsequent to our acquisition of the school, we have engaged in a process to respond to the show cause order and to work closely with ABHES to resolve any potential issues.

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

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the Higher Education Act of 1965, as amended, and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2008, we derived approximately 79% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, student performances and outcomes, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

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

Based on our calculations, the 2008 and 2007 financial statements reflect a composite score of 1.8 for each year.  However, because our composite scores for 2001 and 2002 were below 1.0 all of our institutions were placed on “Heightened Cash Monitoring, Type 1 status” from December 30, 2004 through December 30, 2007.  If we revert to this status in the future or fail to comply with applicable DOE requirements, we may lose our eligibility for continued participation in Title IV Programs or may be required to post irrevocable letters of credit. In addition, a composite score under 1.0 in any future year could have an adverse effect on our operations and would result in a default under our credit agreement and could result in an acceleration of the debt under our credit agreement.

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

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding. A decrease in Title IV funding could adversely affect our revenues, as we received approximately 79% of our revenues (calculated based on cash receipts) from Title IV Programs in 2008.

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

In 2007, the New York Attorney General, several other attorneys-general, the United States Senate and House of Representatives Education Committees, and the DOE all launched investigations of potential conflicts of interest between university officials and various private lending organizations that provide student loans.  Several universities and lending organizations have agreed to pay fines to settle claims in this regard.  In addition, several financial aid officials at other universities have been suspended or placed on leaves of absence.  While no allegations have been raised concerning our institutions, we received general requests for information from the offices of two state attorneys-general.  We have no reason to believe that any of our employees have engaged in improper conduct in this regard.  If any such impropriety were found, we could be subject to penalties and other adverse consequences.

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

Index

Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs were too high, which could reduce our student population and revenues.

Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years.  An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures.  Under prior law, an institution would immediately lose its eligibility to participate in Title IV Programs if it derived more than 90% of its revenues (calculated based on cash receipts) from those programs in any fiscal year as calculated in accordance with DOE regulations and would be ineligible to apply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues in fiscal year 2008, and our institution with the highest percentage received approximately 89.0% of its revenues, from Title IV Programs. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all title IV Program funds received by the institution after the effective date of the loss of eligibility. If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, which could result in the acceleration of any indebtedness then outstanding under our credit agreement, and would also adversely affect our students' access to various government-sponsored student financial aid programs, which could reduce our student population and revenues. These calculations are required to be made based on cash receipts.

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

If we acquire a school that participates in Title IV Programs, we must obtain approval from the DOE and applicable state education agencies and accrediting commissions in order for the school to be able to continue operating and participating in Title IV Programs. An acquisition can result in the temporary suspension of the acquired school's participation in Title IV Programs unless we submit to the DOE a timely and materially complete application for recertification and the DOE issues a temporary provisional program participation agreement. If we were unable to timely re-establish the state authorization, accreditation or DOE certification of the acquired school, our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school could be impaired. In connection with our acquisitions of New England Technical Institute and, New England Institute of Technology at Palm Beach, we received in each case an executed provisional program participation agreement from the DOE. In connection with our acquisition of Briarwood College, we have received a temporary provisional program participation agreement from the DOE which remains in effect until the DOE completes its review and approval process for the change in ownership.

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

Index

Congress may change the law or reduce funding for Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the Higher Education Act and other laws governing Title IV HEA Programs and annually determines the funding level for each Title IV Program. On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315 was enacted. The HEA reauthorized the Title IV programs through at least September 30, 2014.  Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through those programs could result in increased administrative costs and decreased profit margin.

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

In February 2009, President Obama released a budget blueprint for federal fiscal year 2010 that proposes that all new loans be originated through the Federal Direct Loan Program rather than the FFEL Program.  The Proposal has not been passed by Congress and is subject to further amendment. If this proposal were adopted, it could result in our institutions being required to certify loans through the Federal Direct Loan Program rather than through the Federal Family Education Loan Program.  Our schools currently participate in the Federal Direct Loan Programs.

Regulatory agencies or third parties may conduct compliance reviews, bring claims or initiate litigation against us. If the results of these reviews or claims are unfavorable to us, our results of operations and financial condition could be adversely affected.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Prior to our acquisition of Briarwood, the American Board of Funeral Service Education (“ABFSE”), the accrediting agency that accredits Briarwood’s Mortuary Sciences program, placed the program on “show cause”. Briarwood submitted a response on January 12, 2009 and hosted a follow-up visit from the agency on February 8–10, 2009. ABFSE has informed us that they intend to review Briarwood’s January response as well as the information obtained from the agency’s February visit at their April 2009 meeting.

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

Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, information technology, or IT, skilled trades, healthcare industries and hospitality services. Accordingly, educational programs at our schools must keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our competitors or as quickly as employers demand. If we are unable to adequately respond to changes in market requirements due to financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, our placement rates could suffer and our revenues could be adversely affected.

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

Our schools’ online campuses intend to increase student enrollment, and more resources will be required to support this growth, including additional faculty, admissions, academic, and financial aid personnel. This growth may place a strain on the operational resources of our schools’ online campuses. Our schools’ online campuses’ success depends, in part, on their ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standings with their regulators and accreditors, and meet their students’ needs in a timely manner. The expansion of our schools’ online campuses’ existing programs and the development of new programs may not be accepted by their students or the online education market, and new programs could be delayed due to current and future unforeseen regulatory restrictions. The performance and reliability of the program infrastructure at our schools’ online campuses is critical to the reputation of these campuses and the campuses ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks that host our schools’ online campuses, may result in the unavailability of our schools’ online campuses’ computer networks. Individual, sustained, or repeated occurrences could significantly damage the reputation of our schools’ online campuses and result in a loss of potential or existing students. Additionally, our schools’ online campuses’ computer systems and operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Any interruption to our schools’ online campuses’ computer systems or operations could have a material adverse effect on the ability of our schools’ online campuses to attract and retain students.

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

Index

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

The post-secondary education market is highly competitive. Our schools compete for students and faculty with traditional public and private two-year and four-year colleges and universities and other proprietary schools, many of which have greater financial resources than we do. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial resources not available to for-profit schools. Some of our competitors also have substantially greater financial and other resources than we have which may, among other things, allow our competitors to secure strategic relationships with some or all of our existing strategic partners or develop other high profile strategic relationships, or devote more resources to expanding their programs and their school network, or provide greater financing alternatives to their students, all of which could affect the success of our marketing programs. In addition, some of our competitors have a larger network of schools and campuses than we do, enabling them to recruit students more effectively from a wider geographic area. If we are unable to compete effectively with these institutions for students, our student enrollment and revenues will be adversely affected.

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

The awareness of our programs among high school graduates and working adults looking to return to school is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase our revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

•	Student dissatisfaction with our programs and services;
•	Diminished access to high school student populations;
•	Our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and
•	Our inability to maintain relationships with automotive, diesel, healthcare, skilled trades and IT, and hospitality services manufacturers and suppliers.

Index

If students fail to pay their outstanding balances, our profitability will be adversely affected.

We offer a variety of payment plans to help students pay the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed.  As a result of SLM’s tiered discount loan program termination, effective February 18, 2008, our internal gap financing between Title IV and tuition has increased.  Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability.

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

Our results of operations fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollment, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year. Our second half growth is largely dependent on a successful recruiting season. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and net revenues. We expect quarterly fluctuations in results of operations to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of acquisitions, new school openings, new program introductions and increased enrollments of adult students. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

Our total assets include substantial intangible assets. The write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations.

Our total assets reflect substantial intangible assets. At December 31, 2008, goodwill and identified intangibles, net, represented approximately 35.9% of total assets. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.  Our annual impairment analysis, performed as of December 31, 2008, did not result in an impairment charge.

We cannot predict our future capital needs, and if we are unable to secure additional financing when needed, our operations and revenues would be adversely affected.

We may need to raise additional capital in the future to fund acquisitions, working capital requirements, expand our markets and program offerings or respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available to us on favorable terms, or at all particularly during times of uncertainty in the financial markets similar to that which is currently being experienced. If adequate funds are not available when required or on acceptable terms, we may be forced to forego attractive acquisition opportunities, cease our operations and, even if we are able to continue our operations, our ability to increase student enrollment and revenues would be adversely affected.

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

Index

Approximately 25% of our schools are concentrated in the states of New Jersey and Pennsylvania and a change in the general economic or regulatory conditions in these states could increase our costs and have an adverse effect on our revenues.

As of December 31, 2008, we operated 36 campuses in 17 states. Nine of those schools are located in the states of New Jersey and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

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

In 2008, six lenders provided funding to more than 90% of the students at the schools we owned.  In addition, the primary guarantors for the Title IV loans of our students are USA Group, a subsidiary of Sallie Mae, and New Jersey Higher Education Assistance Authority, an independent agency of the State of New Jersey. These two agencies currently guarantee a majority of the federally guaranteed student loans made to students enrolled at our schools. There are six other guaranty agencies that guarantee student loans made to students enrolled at our schools. While we believe that other lenders may be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, and that other guaranty agencies would be willing to guarantee loans to our students if any of the current guarantee agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, we cannot assure you that we would be successful in locating alternative lenders or guarantors.  If such alternative lenders or guarantors were not forthcoming, our enrollment and our results of operations could be materially and adversely affected.

In February 2008, Sallie Mae terminated its tiered discount loan program with us.  Students who obtained funding through Sallie Mae programs continue to have access to funding either through alternative lenders or through our own internal financing.  However, if we opted to no longer provide financing to our students and/or were unable to obtain other alternative loan providers, our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Index

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

Stonington Partners Inc. II, or Stonington, our principal stockholder, directly or indirectly holds approximately 58% of our outstanding shares. Accordingly, it controls us through its ability to determine the outcome of the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership positions of this stockholder may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our board of directors. In addition, two members of our board of directors are partners of Stonington. As a result, Stonington has an added ability to influence certain matters, such as determining compensation of our executive officers.

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

None.

Index

ITEM 2.                  PROPERTIES

As of December 31, 2008, we leased all of our facilities, except for our West Palm Beach, Florida campus, our Nashville, Tennessee campus, our Grand Prairie, Texas campus and our Cincinnati (Tri-County) campus, which we own. Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and Grand Prairie, Texas) were also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2008, all of our existing leases expire between June 2009 and August 2023.

The following table provides information relating to our facilities as of December 31, 2008, including our corporate office:

Location	Brand	Approximate Square Footage
Union, New Jersey	Lincoln Technical Institute	56,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Columbia, Maryland	Lincoln Technical Institute	110,000
Grand Prairie, Texas	Lincoln Technical Institute	146,000
Queens, New York	Lincoln Technical Institute	48,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Mt. Laurel, New Jersey	Lincoln Technical Institute	26,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	27,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	20,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Cromwell, Connecticut	Lincoln Technical Institute	12,000
Hamden, Connecticut	Lincoln Technical Institute	14,000
Shelton, Connecticut	Lincoln Technical Institute	42,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Melrose Park, Illinois	Lincoln College of Technology	77,000
Denver, Colorado	Lincoln College of Technology	78,000
Norcross, Georgia	Lincoln College of Technology	7,000
Marietta, Georgia	Lincoln College of Technology	30,000
Henderson, Nevada*	Lincoln College of Technology	27,000
West Palm Beach, Florida	Lincoln College of Technology and Florida Culinary Institute	117,000
Nashville, Tennessee	Nashville Auto-Diesel College	278,000
Dayton, Ohio	Southwestern College	15,000
Franklin, Ohio	Southwestern College	14,000
Cincinnati, Ohio	Southwestern College	14,000
Cincinnati (Tri-County), Ohio	Southwestern College	35,000
Florence, Kentucky	Southwestern College	11,000
Toledo, Ohio	Southwestern College	16,000
Las Vegas, Nevada	Euphoria Institute	13,000
Henderson, Nevada	Euphoria Institute	20,000
North Las Vegas, Nevada	Euphoria Institute	12,000
Southington, Connecticut	Briarwood College	113,000
West Orange, New Jersey	Corporate Office	47,000

*Operations at this campus has ceased as of September 30, 2007.

We believe that our facilities are suitable for their present intended purposes.

Index

ITEM 3.	LEGAL PROCEEDINGS

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

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

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

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Market, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2008:
First Quarter	$14.55	$11.62
Second Quarter	$12.55	$10.79
Third Quarter	$15.64	$11.23
Fourth Quarter	$14.46	$10.75

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2007:
First Quarter	$14.21	$11.58
Second Quarter	$15.79	$13.64
Third Quarter	$15.60	$12.56
Fourth Quarter	$15.43	$13.10

On March 11, 2009, the last reported sale price of our common stock on the Nasdaq Global Market was $16.79 per share.  As of March 11, 2009, based on the information provided by Continental Stock Transfer & Trust Company, there were approximately 18 stockholders of record of our common stock.

Dividend Policy
We have never declared or paid dividends on our common stock and we do not anticipate declaring or paying dividends on our common stock in the foreseeable future.  Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes.  Our board of directors will determine whether to pay cash dividends in the future based on conditions then existing and the financial responsibility standards prescribed by the DOE, as well as any economic and other conditions that our board of directors may deem relevant.  In addition, our ability to declare and pay dividends is subject to certain restrictions under our existing credit agreement.

Index

Issuer Purchases of Equity Securities
On April 1, 2008, our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock over the period of one year.  The following table outlines repurchases of our common stock during the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Maximum Number of Shares That May Yet Be Purchased

October 1, 2008 -- October 31, 2008	--	--	--	400,000
November 1, 2008 -- November 30, 2008	15,000	$13.90	15,000	385,000
December 1, 2008 -- December 31, 2008	--	--	--	385,000
Total	15,000	$13.90	15,000	385,000

Index

Stock Performance Graph

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from June 23, 2005 (the date on which our common stock first traded on the Nasdaq Global Market) through December 31, 2008 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on June 23, 2005, and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a filing.

Companies in the Peer Group include Apollo Group, Inc., Corinthian Colleges, Inc., Career Education Corp., DeVry, Inc., ITT Educational Services, Inc., Strayer Education, Inc. and Universal Technical Institute, Inc.

Index

Securities Authorized for Issuance under Equity Compensation Plans
The Company has various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2008 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	1,474,215	$9.98	603,336
Equity compensation plans not approved by security holders	-	-	-
Total	1,474,215	$9.98	603,336

Index

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included in Part II. Item 8 of this filing. The selected historical consolidated statement of income data for each of the years in the three-year period ended December 31, 2008 and historical consolidated balance sheet data at December 31, 2008 and 2007 have been derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The selected historical consolidated statements of income data for the fiscal years ended December 31, 2005 and 2004 and historical consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial information not included in this Form 10-K. Our historical results are not necessarily indicative of our future results.

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Income Data, Year Ended December 31:
Revenues	$376,907	$327,774	$310,630	$287,368	$248,508
Cost and expenses:
Educational services and facilities	153,530	139,500	129,311	114,161	97,439
Selling, general and administrative (1)	187,722	162,396	151,136	138,125	124,034
(Gain) loss on sale of assets	80	(15)	(435)	(7)	368
Total costs and expenses	341,332	301,881	280,012	252,279	221,841
Operating income	35,575	25,893	30,618	35,089	26,667
Other:
Interest income	113	180	981	775	104
Interest expense (2)	(2,152)	(2,341)	(2,291)	(2,892)	(3,002)
Other (loss) income	-	27	(132)	243	42
Income from continuing operations before income taxes	33,536	23,759	29,176	33,215	23,811
Provision for income taxes	13,341	9,932	12,092	12,931	9,904
Income from continuing operations	20,195	13,827	17,084	20,284	13,907
Loss from discontinued operations, net of income taxes	-	(5,487)	(1,532)	(1,575)	(929)
Net income	$20,195	$8,340	$15,552	$18,709	$12,978
Basic
Earnings per share from continuing operations	$0.80	$0.54	$0.67	$0.86	$0.64
Loss per share from discontinued operations	-	(0.21)	(0.06)	(0.06)	(0.04)
Net income per share	$0.80	$0.33	$0.61	$0.80	$0.60
Diluted
Earnings per share from continuing operations	$0.78	$0.53	$0.65	$0.83	$0.60
Loss per share from discontinued operations	-	(0.21)	(0.05)	(0.07)	(0.04)
Net income per share	$0.78	$0.32	$0.60	$0.76	$0.56
Weighted average number of common shares outstanding:
Basic	25,308	25,479	25,336	23,475	21,676
Diluted	25,984	26,090	26,086	24,503	23,095
Other Data:
Capital expenditures	$20,166	$24,766	$19,341	$22,621	$23,813
Depreciation and amortization from continuing operations	17,920	15,111	13,829	12,099	9,870
Number of campuses	36	34	34	31	25
Average student population	20,006	17,687	17,397	17,064	15,401
Balance Sheet Data, At December 31:
Cash and cash equivalents	$15,234	$3,502	$6,461	$50,257	$41,445
Working (deficit) capital (3)	(19,840)	(17,952)	(20,943)	8,531	4,570
Total assets	268,042	246,183	226,216	214,792	162,729
Total debt (4)	10,174	15,378	9,860	10,768	46,829
Total stockholders' equity	174,949	162,467	151,783	135,990	58,086

Index

(1)            Selling, general and administrative expenses include (a) a $2.1 million charge for the year ended December 31, 2004 to give effect to the one-time write-off of deferred offering costs, (b) compensation costs of approximately $2.2 million, $1.8 million, $1.4 million, $1.3 million and $1.8 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, related to SFAS No. 123R, "Share Based Payment," (c) a $0.7 million one-time non-cash charge for the year ended December 31, 2004 related to the timing of rent expense for our schools during the period of construction of leasehold improvements and to align the depreciation lives of our leasehold improvements to the terms of our noncancellable leases, including renewal options, (d) a $0.5 million write-off for the year ended December 31, 2005 resulting from our decision not to purchase the site we had considered for expansion of our facility in Philadelphia, Pennsylvania, (e) $0.9 million of re-branding cost for the year ended December 31, 2006, and (f) $0.9 million of acquisition costs incurred during the year ended December 31, 2008 in connection with the acquisition of Baran which was completed on January 20, 2009 and expensed in accordance with the transition guidance for SFASB No. 141R.

(2)            Interest expense includes a $0.4 million non-cash charge for the year ended December 31, 2005 resulting from the write-off of deferred finance costs under our previous credit agreement.

(3)            Working (deficit) capital is defined as current assets less current liabilities.

(4)            Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2008 incurred in connection with a sale-leaseback transaction as further described in Note 9 to the consolidated financial statements included in Part II. Item 8 of this Form 10-K.

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

GENERAL

We are a leading and diversified for-profit provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2008, we enrolled 21,667 students at our 36 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination schools attract students from across the United States, and in some cases, from abroad.

From 1999 through December 31, 2008, we increased our geographic footprint and added 18 additional schools through our acquisitions of: Denver Automotive & Diesel College in 2000 (one school), Career Education Institute in 2001 (two schools), Nashville Auto-Diesel College in 2003 (one school), Southwestern College in 2004 (five schools), New England Technical Institute (four schools) in January 2005, Euphoria Institute of Beauty Arts and Sciences (two schools) in December 2005, New England Institute of Technology at Palm Beach, Inc. in May 2006 (two schools) and Briarwood College in December 2008 (one school). Our campuses, a majority of which serve major metropolitan markets, are located throughout the United States. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are nationally accredited and are eligible to participate in federal financial aid programs. In connection with each of our acquisitions of New England Technical Institute, New England Institute of Technology at Palm Beach and Briarwood College, we received an executed provisional program participation agreement in connection with the acquisition, from the DOE.

Our revenues consist primarily of student tuition and fees derived from the programs we offer.  Our revenues are reduced by our scholarships granted to our students. We recognize revenues from tuition and one-time fees, such as application fees, ratably over the length of a program, including internships or externships that take place prior to graduation. We also earn revenues from our bookstores, dormitories, cafeterias and contract training services. These non-tuition revenues are recognized upon delivery of goods or as services are performed and represent less than 10% of our revenues.

Tuition varies by school and by program and on average we increase tuition once a year by 2% to 5%. Our ability to raise tuition is influenced by the demand for our programs and by the rate of tuition increase at other post-secondary schools. If historical trends continue, we expect to be able to continue to raise tuition annually at comparable rates.

We have historically enjoyed revenue growth as a result of strategic acquisitions coupled with organic growth.  We have enjoyed organic growth every year except for 2006.  Our revenues increased 15.0% in 2008 and 5.5% in 2007, over the prior years as we grew from 34 campuses at December 31, 2007 to 36 campuses at December 31, 2008. Our average student population increased from 17,687 for the year ended December 31, 2007 to 20,006 for the year ended December 31, 2008. While we expect to increase our revenues and enrollment in the foreseeable future as a result of both organic growth and strategic acquisitions, we can give no assurance as to our ability to continue to increase our revenues at historical rates and expect our rate of revenue increases to moderate over time as we become a larger and more mature company.

Our operating expenses, while also a function of our revenue growth, contain a high fixed cost component. Our educational services and facilities expenses as a percentage of revenues decreased to 40.7% in 2008 from 42.6% in 2007 and 41.6% in 2006, and selling, general and administrative expenses increased as a percentage of revenue to 49.9% in 2008 from 49.5% in 2007 and 48.7% in 2006. We expect that in the future these expenses will decline slightly as a percentage of revenues as we achieve better operating efficiencies and utilization at our schools.

Our revenues are directly dependent on our average number of students enrolled and the courses in which they are enrolled. Our enrollment is influenced by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our programs range from 14 to 102 weeks and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs. As more of our schools receive approval to offer associate degree programs, which are longer than our diploma degree programs, we would expect our average enrollment and the average length of stay of our students to increase.

Index

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 79% of our cash receipts relating to revenues in 2008.

We extend credit for tuition and fees to many of our students that are in attendance in our campuses. Our credit risk is mitigated through the student’s participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. Under Title IV programs, the government funds a certain portion of a students’ tuition, with the remainder, referred to as “the gap,” financed by students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2% to 5% per year, while funds received from Title IV programs have remained constant. Thus, a significant number of students are required to finance amounts that could be as much as $15,000 per year.

We entered into a tiered discount loan program agreement, effective September 1, 2007, with SLM Financial Corporation (“SLM”) to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under this agreement, we were required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  We were billed at the beginning of each month based on loans disbursed during the prior month. For the year ended December 31, 2008, $0.5 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables.  Loss on sale of receivables is included in selling, general and administrative expenses in our financial statements.

In February 2008, SLM terminated its tiered discount loan program with us.  It is our understanding that SLM also terminated its tiered discount loan programs with our peer companies. The College Cost Reduction & Access Act, which was signed into law in September 2007, cut approximately $22 billion in subsidies to federal student lenders and guarantors as an offset to increases in federal financial aid.  This resulted in significant changes to the terms that alternative lending providers including SLM were willing to make and resulted in the termination of the tiered discount loan programs described above.  As a result of the costs associated with these programs and, in anticipation of additional changes, we concluded that the cost of using the tiered discount loan program was too high and would lead to significant margin erosion over time and that we would be better served by financing the gap between Title IV and tuition internally, while also examining other alternative loan sources.

We believe that SLM’s termination of its tiered discount loan program will continue to have a limited impact on our business.  Our current expectations are that students who previously received funding through the program will continue to have access to funding either through alternative lenders or through our own internal financing.

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. We believe that these risks are however somewhat mitigated due to:

•	Annual federal Title IV loan limits, including grants have increased. Title IV funds represented 79% of our 2008 revenue on a cash basis;
•
Our internal financing is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate;

•	Funding for students who interrupt their education is typically covered by Title IV funds as long as they have been properly packaged for financial aid; and
•	We have an excellent collection history with our graduates. Historically, 90% of all graduates have repaid their balances in full.

For the year ended December 31, 2008, approximately 79% of our revenue on a cash basis was derived from Title IV funds, approximately 13% was derived from state grants and cash payments made by students, and approximately 4% was funded under third-party private loan programs, which included SLM programs.  For the year ended December 31, 2007, approximately 80% of our revenue on a cash basis was derived from Title IV funds approximately 13% was derived from state grants and cash payments made by students, and approximately 7% was funded under third-party private loan programs, which include SLM programs.  Of the private loan programs funded during 2007, approximately 4.6% would be considered sub-prime loans.  The credit crisis that has impacted the financial markets is expected to have a limited impact on our ability to continue to finance our credit worthy students.  There are a number of lenders that will finance the Title IV funds or alternatively we may choose to finance Title IV funds directly with the government under the government’s Direct Loan Program.  Additionally, we have several alternative lenders that will provide private party loans to credit worthy students.  In addition, commencing in late 2007, we decided to assist students in financing the gap in student tuition for which students are unable to obtain third-party financing.  As of December 31, 2008, we had outstanding loan commitments to our students of $24.0 million as compared to $15.7 million at December 31, 2007.  Loan commitments, net of interest that would be due on the loans through maturity, were $16.5 million at December 31, 2008 as compared to $10.8 million at December 31, 2007.  Assuming that our historical trends continue, we expect that in 2009 our net incremental investment in accounts receivable will not exceed $5.0 million.

Index

As a result of the above, during 2008 our bad debt expense as a percentage of revenues increased to 5.7% from 5.3% and 4.9%, respectively, in 2007 and 2006.

All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.

Based on audited financial statements for the 2008, 2007 and 2006 fiscal years our calculations resulted in a composite score of 1.8, 1.8 and 1.7, respectively.

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

We use advertising to attract a substantial portion of our yearly student enrollment. While we utilize a mix of different advertising mediums, including television, internet and direct mail, we rely heavily on television and internet advertising. The cost of television advertising has been increasing faster than the pace of student tuition increases and the cost of living index. Continued increases in the cost of television advertising may have a material impact on our operating margins.

During the third quarter of 2007, we completed the roll-out of our new student management and reporting system to all of our campuses. We believe that our student management and reporting system will improve services to students and our ability to integrate new schools into our operations, if and when new schools are opened or acquired. The costs associated with the implementation of this new system are included in selling, general and administrative expenses and were approximately $0.6 million and $0.4 million, respectively, for the two years ended December 31, 2007.  No additional costs were incurred in 2008.

Costs related to developing and starting-up new facilities are expensed as incurred. Costs related to our start up facility in Queens, New York, which opened March 27, 2006, were approximately $0.9 million for 2006.

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

Index

The results of operations at these three campuses for each of the two year period ended December 31, 2007 were comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006
Revenue	$4,230	$10,876
Operating Expenses	(13,760)	(13,493)
	(9,530)	(2,617)
Benefit for income taxes	(4,043)	(1,085)
Loss from discontinued operations	$(5,487)	$(1,532)

ACQUISITIONS

Acquisitions have been, and will continue to be, a component of our growth strategy. We have a team of professionals who conduct financial, operational and regulatory due diligence as well as a team that integrates acquisitions with our policies, procedures and systems.

On January 20, 2009, we completed the acquisition of four of the five institutions comprising Baran Institute of Technology, or Baran, for approximately $24.9 million in cash, net of cash acquired, subject to contractual post closing adjustments.  Baran consists of five distinct institutions serving approximately 1,900 students and offers associate and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  The four institutions we acquired on January 20, 2009 are Baran Institute of Technology, or BIT, Connecticut Culinary Institute, or CCI, Americare School of Nursing, or ASN, and Engine City Technical Institute, or ECTI.  We also acquired the membership interests of Hartford Urban Ventures, LLC and certain assets and assumed certain liabilities of Educational Properties, LLC, which provide support services to Baran.  We expect to acquire the fifth Baran institution, Clemens College, for an additional $3.0 million in the second quarter of 2009.

On December 1, 2008, we acquired all of the rights, title and interest in the assets of Briarwood College (“BRI”) for approximately $10.5 million, net of cash acquired.  Briarwood is regionally accredited by the New England Association of Schools and Colleges, and currently offers two bachelor’s degree programs to approximately 550 students as of December 31, 2008 from Connecticut and surrounding states.

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

Index

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2008, 2007 and 2006 was 5.7%, 5.3% and 4.9%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2008, 2007 and 2006 would have resulted in an increase in bad debt expense of $3.8 million, $3.3 million and $3.1 million, respectively.

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

As discussed in “Discontinued Operations” above, as a result of a decision to close three of our campuses we conducted a review of our goodwill as of June 30, 2007.  In connection with that review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.  Goodwill represents a significant portion of our total assets. As of December 31, 2008, goodwill was approximately $91.5 million, or 34.1%, of our total assets.  As of December 31, 2008 and 2007, we tested our goodwill for impairment utilizing a market capitalization approach and determined that we did not have an impairment.

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

Index

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2008, 2007, and 2006 were $6.69, $6.78, and $9.68, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2008	2007	2006
Expected volatility	57.23%	55.42%	55.10%
Expected dividend yield	0%	0%	0%
Expected life (term)	6 Years	6 Years	6 Years
Risk-free interest rate	2.76-3.29%	4.36%	4.13-4.84%
Weighted-average exercise price during the year	$11.97	$11.96	$17.00

The expected volatility considers the volatility of certain of our competitors’ common stock that has been traded for a period commensurate with the expected life.  The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life.  The dividend yield is 0% as we have never declared or paid dividends on our common stock and we do not anticipate declaring or paying dividends on our common stock in the foreseeable future.

Results of Continuing Operations for the Three Years Ended December 31, 2008

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	40.7%	42.6%	41.6%
Selling, general and administrative	49.9%	49.5%	48.7%
(Gain) loss on sale of assets	0.0%	0.0%	-0.1%
Total costs and expenses	90.6%	92.1%	90.1%
Operating income	9.4%	7.9%	9.9%
Interest expense, net	-0.6%	-0.7%	-0.5%
Other income	0.0%	0.0%	0.0%
Income from continuing operations before income taxes	8.8%	7.2%	9.4%
Provision for income taxes	3.5%	3.0%	3.9%
Income from continuing operations	5.3%	4.2%	5.5%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.    Revenues increased by $49.1 million, or 15.0%, to $376.9 million for 2008 from $327.8 million for 2007. Approximately $1.0 million of this increase was a result of our acquisition of Briarwood College (BRI), on December 1, 2008.  Excluding BRI, the increase in revenues was primarily attributable to a 13.0% increase in average student population, which increased to 19,983 for the year ended December 31, 2008, from 17,687 for the year ended December 31, 2007.  Revenues were also favorably impacted during the year by tuition increases, which averaged from 3.0% to 3.5%, and increases in book and tool sales and interest income collected on student loans, which increased by $0.7 million and $0.8 million, respectively, for the year ended December 2008.   Average revenue per student increased 1.5% for the year ended December 31, 2008, from the year ended December 31, 2007, primarily due to tuition increases during the year, offset by a shift in our student population enrolled in lower tuition programs.

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

Index

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $14.0 million, or 10.1%, to $153.5 million for the year ended December 31, 2008 from $139.5 million for the year ended December 31, 2007. BRI accounted for $0.5 million or, 0.4%, of this increase. Excluding BRI, the increase in educational services and facilities expenses was primarily due to instructional expenses, and books and tools expenses, which increased by $6.1 million, or 8.4%, and $3.6 million, or 20.9%, respectively, over the prior year. This increase was attributable to a 12.4% increase in student starts for the year ended December 31, 2008 as compared to the prior year and the overall increase in student population and higher tool sales during 2008 compared to 2007.  We began 2008 with approximately 1,400 more students than we had on January 1, 2007 and as of December 31, 2008 our population was approximately 3,600 higher than as of December 31, 2007.  The remainder of the increase in educational services and facilities expenses was due to facilities expenses, which increased by $3.8 million for the year ended December 31, 2008 over the prior year.  This increase was primarily due to an increase in depreciation expense of $2.7 million resulting from higher capital expenditures during 2008 and 2007.  The remainder of the increase in facilities expenses was due to higher utilities, rent and repairs and maintenance expenses at our campuses.  Capital expenditures in 2008 included the renovation and conversion of our former auto school in Grand Prairie, Texas to a skilled trades school, as well as the opening of our new campus, Aliante, in North Las Vegas, Nevada.  Educational services and facilities expenses as a percentage of revenues decreased to 40.7% of revenues for the year ended December 31, 2008 from 42.6% for the year ended December 31, 2007.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended December 31, 2008 were $187.7 million, an increase of $25.3 million, or 15.6%, from $162.4 million for the year ended December 31, 2007. Approximately $0.3 million, or 1.2%, of this increase was attributable to BRI. Excluding BRI, the increase in our selling, general and administrative expenses for the year ended December 31, 2008 was primarily due to a $1.9 million, or 13.4%, increase in student services, a $4.8 million, or 7.4%, increase in sales and marketing and an $18.3 million, or 22.0%, increase in administrative expenses as compared to the prior year.

The increase in student services was primarily due to increases in compensation and benefit expenses attributed to additional financial aid and career services personnel as a result of a larger student population during the year ended December 31, 2008 as compared to the prior year. In addition, we expanded a pilot program, which we began in 2007, to centralize the back office administration of our financial aid department in an effort to improve the effectiveness of our financial aid processing.  This resulted in the hiring of additional financial aid representatives during 2008.

The increase in sales and marketing expense was due to (a) annual compensation increases to sales representatives; (b) the hiring of additional sales representatives; and (c) increased call center support for the year ended December 31, 2008 as compared to the prior year. In addition, we increased our marketing investments in an effort to continue to grow our student population.

The increase in administrative expenses was primarily due to (a) a $9.8 million increase in compensation and benefits, resulting from annual compensation increases, including increases in employee bonuses, stock compensation expense and the cost of benefits provided to employees; (b)  a $4.2 million increase in bad debt expense; (c) $0.2 million refunded to the U.S. Department of Education resulting from a program review at Southwestern College; (d) a $0.6 million increase in software maintenance expenses resulting from increased software licenses for our student management system; (e) $0.9 million of  acquisition costs incurred in 2008 related to our acquisition of Baran in January 2009 in accordance with the transitional guidance to SFAS No. 141; and (f ) $0.9 million of expenses incurred in connection with two registration statements on Form S-3, filed with the SEC during 2008, and other related expenses.

For year ended December 31, 2008, our bad debt expense as a percentage of revenue was 5.7% as compared to 5.3% for the year ended December 31, 2007.  This increase was primarily attributable to higher accounts receivable due to an increase of 13.0% in average student population for 2008 as compared to the same period in 2007.  The number of days sales outstanding for 2008 decreased to 25.4 days compared to 27.7 days for 2007, primarily due to the timing of the collection of federal funds.   Commencing in late 2007, we decided to assist students in financing the gap in student tuition for which students were unable to obtain third-party financing.  As of December, 31, 2008, we had outstanding loan commitments to our students of $24.0 million as compared to $15.7 million at December 31, 2007.  Loan commitments, net of interest that would be due on the loans through maturity, were $16.5 million at December 31, 2008 as compared to $10.8 million at December 31, 2007.  Assuming that our historical trends continue, we expect that in 2009 our net incremental investment in accounts receivable will not exceed $5.0 million.

As a percentage of revenues, selling, general and administrative expenses increased to 49.9% of revenues for 2008 from 49.5% for 2007.

Net interest expense.    Our net interest expense for the year ended December 31, 2008 decreased slightly to $2.0 million from $2.2 million for the same period in 2007 due to lower interest rates as well as lower average borrowings outstanding during the year.

Income taxes.    Our provision for income taxes for the year ended December 31, 2008 was $13.3 million, or 39.8% of pretax income, compared to $9.9 million, or 41.8% of pretax income for the year ended December 31, 2007. The decrease in our effective tax rate for the year ended December 31, 2008 was primarily attributable to shifts in state taxable income among various states.

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

Index

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$54,176	$15,735	$15,258
Net cash used in investing activities	$(31,205)	$(23,830)	$(52,160)
Net cash provided by (used in) financing activities	$(11,239)	$5,136	$(6,894)

As of December 31, 2008, we had cash and cash equivalents of $15.2 million, representing an increase of approximately $11.7 million as compared to $3.5 million as of December 31, 2007.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During 2008, we borrowed an additional $23.0 million to finance our working capital needs during the first half of the year and repaid $28.0 million outstanding under our credit facility in the second half of the year.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility. On February 18, 2009, we sold common stock in a public offering and received net proceeds of approximately $14.0 million.  In addition, we may also consider accessing the financial markets again as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all.  At December 31, 2008, we had net borrowings available under our $100 million credit agreement of approximately $95.9 million, including a $15.9 million sub-limit on letters of credit.  The line of credit matures February 15, 2010.

Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 79% of our cash receipts relating to revenues in 2008. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 14 to 102 weeks. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

 As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Operating Activities

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.  Net cash provided by operating activities was $54.2 million for the year ended December 31, 2008 as compared to $15.7 million for the year ended December 31, 2007.  The $38.5 million increase in net cash provided by operating activities was driven by an increase in net income of approximately $11.9 million coupled with better collection on accounts receivable as our days sales outstanding decreased from 27.7 to 25.4 due to, among other things, the successful centralization of the back office administration of our financial aid department. Additionally, during the year we were favorably impacted by the timing of cash collections from federal fund programs.  The remainder of the increase was due to increases in cash provided by other working capital items.

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

Index

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

Investing Activities

Our cash used in investing activities was primarily related to capital expenditures and the acquisition of BRI. Our capital expenditures included facility expansion, leasehold improvements, improvements of classroom, furniture and shop training equipment and student management operation systems. On December 1, 2008 we acquired all the rights, title and interest in the assets of BRI for $10.5 million in cash, net of cash acquired. On May 22, 2006 we acquired all of the outstanding common stock of FLA for $32.9 million in cash and the assumption of a mortgage.

We currently lease a majority of our campuses. We own the new Grand Prairie, Texas campus, the FLA campuses, the Nashville campus and certain buildings in the SWC campuses. As we execute our growth strategy, strategic acquisitions of campuses may be considered. In addition, although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.    Net cash used in investing activities increased $7.4 million to $31.2 million for the year ended December 31, 2008 from $23.8 million for the year ended December 31, 2007. This increase was primarily attributable to a $10.5 million increase in cash used in the acquisition of Briarwood offset by a $4.6 million decrease in capital expenditures due to the timing of payments for the year ended December 31, 2008 from the year ended December 31, 2007.

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

Capital expenditures are expected to increase in 2009 as we upgrade and expand current equipment and facilities and open or expand new facilities to meet increased student enrollment. We anticipate capital expenditures to range from 5% to 6% of revenues in 2009 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007. Net cash used in financing activities was $11.2 million for the year ended December 31, 2008, as compared to net cash provided by financing activities of $5.1 million for the year ended December 31, 2007. This decrease of $16.4 million was attributable to the repayment of debt resulting in a decrease in net borrowings of $10.0 million as compared to 2007 and to repurchases of our common stock for $6.6 million during 2008.

On February 18, 2009, we sold common stock in a public offering and received net proceeds of approximately $14.0 million.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006. Net cash provided by financing activities was $5.1 million for the year ended December 31, 2007, as compared to net cash used in financing activities of $6.9 million for the year ended December 31, 2006. This increase is due to increased borrowings under our credit facility during 2007 to fund our working capital needs.

On April 1, 2008, our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock over the period of one year.  In 2008, we repurchased 615,000 shares of our common stock for approximately $6.6 million.

On February 15, 2005, we and our subsidiaries entered into a credit agreement with a syndicate of banks, which expires February 15, 2010.  This credit agreement provides for a $100 million revolving credit facility with a term of five years under which any outstanding borrowings bear interest at the rate of adjusted LIBOR (as defined in the new credit agreement) plus a margin that may range from 1.00% to 1.75% or a base rate (as defined in the new credit agreement) plus a margin that may range from 0.00% to 0.25%. At December 31, 2008 we had no amounts outstanding under the credit facility.  The credit agreement permits the issuance of letters of credit up to an aggregate amount of $20.0 million, the amount of which reduces the availability of permitted borrowings under the credit facility.

Index

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

The credit agreement contains various covenants, including a number of financial covenants. Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for our and our subsidiaries' schools aggregating 10 % or more of our EBITDA (as defined in the new credit agreement) or our and our subsidiaries' consolidated total assets and such suspension or termination is not cured within a specified period. The following table sets forth our long-term debt for the periods indicated:

	As of December 31,
	2008	2007
Credit agreement	$-	$5,000
Finance obligation	9,672	9,672
Automobile loans	-	16
Capital leases-computers (with rates ranging from 8.5% to 8.7%)	502	690
Subtotal	10,174	15,378
Less current maturities	(130)	(204)
Total long-term debt	$10,044	$15,174

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through 2009 and our currently identified and planned capital expenditures.

Contractual Obligations

Long-Term Debt and Lease Commitments.    As of December 31, 2008, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations. We lease offices, educational facilities and various equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$583	$167	$322	$94	$-
Operating leases	140,810	17,840	31,182	28,290	63,498
Rent on finance obligation	11,164	1,381	2,762	2,762	4,259
Total contractual cash obligations	$152,557	$19,388	$34,266	$31,146	$67,757

Capital Expenditures.    We have entered into commitments to expand or renovate campuses. These commitments are in the range of $3.0 to $5.0 million in the aggregate and are due within the next 12 months. We expect to fund these commitments from cash generated from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2008, except for our letters of credit of $4.1 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Index

RELATED PARTY TRANSACTIONS

On May 12, 2008, we repurchased from Five Mile River Capital Partners and Steven W. Hart an aggregate 100,000 shares of our common stock for $11.25 per share for a total cost of $1.1 million.  Hart Capital LLC is the managing member of Five Mile River Capital Partners LLC, our second largest stockholder.  Steven W. Hart is the owner and president of Hart Capital LLC and is a former member of our board of directors.  At the time of the transaction Hart Capital beneficially owned, through Five Mile River Capital LLC, 8.3% of our outstanding shares of common stock.

On October 15, 2007, we entered into a Separation and Release Agreement with Lawrence E. Brown, our former Vice Chairman.  Under this agreement Mr. Brown’s employment terminated as of the close of business on October 31, 2007.  For a period of 14 months following the date of separation of employment, Mr. Brown continued to provide transitional services to us, not to exceed ten hours per month.  In consideration for a release of claims, we paid Mr. Brown a lump sum cash payment of $0.5 million and reimbursed Mr. Brown for the employer-portion of the premiums due for continuation of coverage under COBRA through December 31, 2008.  Mr. Brown was entitled to the use of his automobile and reimbursement of associated costs by us through December 31, 2008.  In addition, pursuant to the terms of the agreement, Mr. Brown agreed to be subject to certain restrictive covenants, which, among other things, prohibited him for the duration of 14 months following the date of separation of employment, from (i) competing against us and (ii) soliciting our or any of our affiliates’ or subsidiaries’ employees, consultants, clients or customers through December 31, 2008.

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

SEASONALITY AND TRENDS

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and net revenues. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenues, in the second half of the year fall short of our estimates, our operating results could suffer. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

Similar to many other for-profit post secondary education companies, the increase in our average undergraduate enrollments in 2007 and 2006 did not meet our anticipated growth rates. As a result of the slowdown in 2005, we entered 2006 with fewer students enrolled than we had in January of 2005. This trend continued throughout 2006 and resulted in a shortfall in the enrollments we were expecting in the second half of 2006 and especially in the third quarter which has accounted for a majority of our yearly starts. As a result we also entered 2007 with fewer students enrolled than we had in January 2006.   This trend continued during the first half of 2007 and reversed itself in the latter half of the year as we benefited from the 2007 high school recruiting season.  The slowdown that has occurred in the for-profit post secondary education sector appears to have had a greater impact on companies, like ours, that are more dependent on their on-ground business as opposed to on-line students. We believe that this slowdown was attributed to many factors, including: (a) the economy; (b) the availability of student financing; (c) dependency on television to attract students to our school; (d) turnover of our sales representatives; and (e) increasing competition in the marketplace.

As a result of soft organic enrollment trends we experienced, we instituted numerous initiatives and took steps to address and optimize our internal operations.  These initiatives coupled with the counter cyclicality of our programs have now produced nine consecutive quarters of positive student start growth and six consecutive quarters of enrollment growth.  This has resulted in us entering 2009 with approximately 3,100 more students on a same school basis than we had on January 1, 2008.  Because our revenue stream is closely related to our enrollments, we believe that this will result in revenue and net income growth in 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (“SFAS No. 163”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for us as of January 1, 2009.  The implementation of this standard had no effect on our consolidated financial statements.

Index

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 was effective for us as of November 15, 2008.  The implementation of this standard had no effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) – an amendment to FASB Statement No. 133.   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for us as of January 1, 2009. The adoption of the provision of SFAS No. 161 had no effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (“SFAS No. 141R”). SFAS No. 141R establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. SFAS No. 141R requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and requires the recognition of contingent consideration and pre-acquisition gain and loss contingencies.  SFAS No. 141R was effective for our business combinations completed on or after January 1, 2009.  In accordance with the transition guidance of SFAS No. 141 R, we elected to expense $0.9 million of costs incurred in 2008 related to an acquisition which was completed in 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51" (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us as of January 1, 2009. The adoption of the provision of SFAS No. 160 had no effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), providing companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet.  SFAS No. 159 became effective for us as of January 1, 2008; however, we did not elect to utilize the option to report selected assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted SFAS No. 158 on December 31, 2006.  The incremental effects of applying SFAS No. 158 on our December 31, 2006 consolidated financial statements, on a line by line basis, are as follows:

	Balances Before Adoption of Statement 158	Adjustments	Balances After Adoption of Statement 158
Pension plan assets, net	$5,169	$(4,062)	$1,107
Deferred income taxes	1,037	1,651	2,688
Accumulated other comprehensive income	-	2,411	2,411

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 were effective for us as of January 1, 2008. The adoption of the provision of SFAS No. 157 had no effect on our consolidated financial statements.

Index

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 became effective for us as of January 1, 2007. The adoption of the provision of SAB No. 108 had no effect on our consolidated financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”, which was adopted by us on January 1, 2007.  FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN No. 48 resulted in a negative cumulative effect adjustment to retained earnings as of January 1, 2007 of approximately $0.1 million.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 was adopted on January 1, 2007. The adoption of the provision of SFAS No. 156 had no effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 had no effect on our consolidated financial statements.

Effect of Inflation

Inflation has not had and is not expected to have a significant effect on our operations.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of December 31, 2008, we had no amounts outstanding under the credit agreement.  We initially funded our acquisition of Baran with borrowings under our credit facility and may incur additional borrowings to fund capital expenditures in 2009.

Based on our outstanding debt balance as of December 31, 2008, a change of one percent in the interest rate would not have caused a change in our interest expense.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which are not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 on this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report included in this Form 10-K that follows.

/s/ David F. Carney
David F. Carney
Chairman & Chief Executive Officer
March 12, 2009

/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
March 12, 2009

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

Index

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	Amended and Restated By-laws of the Company (2).

4.1	Stockholders’ Agreement, dated as of September 15, 1999, among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and Five Mile River Capital Partners L.L.C. (1).

4.2	Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders’ Agreement (1).

4.3	Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders’ Agreement (1).

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

10.2	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and David F. Carney (3).

10.3 *	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the Company and David F. Carney.

10.4	Separation and Release Agreement, dated as of October 15, 2007, between the Company and Lawrence E. Brown (4).

10.5	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Scott M. Shaw (3).

Index

10.6 *	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Scott M. Shaw.

10.7	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Cesar Ribeiro (3).

10.8 *	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Cesar Ribeiro.

10.9	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Shaun E. McAlmont (3).

10.10 *	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Shaun E. McAlmont.

10.11	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.12	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.13	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.14	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.15	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.16	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan (7).

10.17	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan (7).

10.18	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.19	Stockholder’s Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

10.20
Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer (5).

10.21*
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, UGPE Partners Inc. and Merion Investment Partners, L.P.

10.22*
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, Merion Investment Partners, L.P. and, for certain limited purposes only, UGPE Partners Inc.

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

Date:  March 13, 2009

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Carney	Chief Executive Officer and Chairman of the Board	March 13, 2009
David F. Carney

/s/ Cesar Ribeiro	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 13, 2009
Cesar Ribeiro

/s/ Peter S. Burgess	Director	March 13, 2009
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 13, 2009
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 13, 2009
Celia H. Currin

/s/ Paul E. Glaske	Director	March 13, 2009
Paul E. Glaske

/s/ Charles F. Kalmbach	Director	March 13, 2009
Charles F. Kalmbach

/s/ Alexis P. Michas	Director	March 13, 2009
Alexis P. Michas

/s/ J. Barry Morrow	Director	March 13, 2009
J. Barry Morrow

/s/ Jerry G. Rubenstein	Director	March 13, 2009
Jerry G. Rubenstein

Index

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 12, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flow and financial statement schedule for the year ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements and schedule and included an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on January 1, 2007.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 12, 2009

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,234	$3,502
Restricted cash	383	-
Accounts receivable, less allowance of $13,914 and $11,244 at December 31, 2008 and 2007, respectively	22,857	23,286
Inventories	3,374	2,540
Deferred income taxes, net	5,627	4,575
Due from federal programs	828	6,087
Prepaid expenses and other current assets	2,958	3,771
Total current assets	51,261	43,761

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $83,345 and $82,931 at December 31, 2008 and 2007, respectively	108,567	106,564
OTHER ASSETS:
Noncurrent accounts receivable, less allowance of $824 and $159 at December 31, 2008 and 2007, respectively	3,326	1,608
Deferred finance charges	632	827
Pension plan assets, net	-	1,696
Deferred income taxes, net	7,080	5,500
Goodwill	91,460	82,714
Other assets, net	5,716	3,513
Total other assets	108,214	95,858
TOTAL	$268,042	$246,183

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$130	$204
Unearned tuition	38,806	34,810
Accounts payable	12,349	13,721
Accrued expenses	16,239	10,079
Income taxes payable	3,263	1,460
Other short-term liabilities	314	1,439
Total current liabilities	71,101	61,713

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	10,044	15,174
Pension plan liabilities, net	4,335	-
Accrued rent	5,972	5,608
Other long-term liabilities	1,641	1,221
Total liabilities	93,093	83,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2008 and 2007, issued and outstanding 26,088,261 shares at December 31, 2008 and 25,888,348 shares at December 31, 2007	120,597	120,379
Additional paid-in capital	15,119	12,378
Deferred compensation	(3,619)	(3,228)
Treasury stock at cost - 615,000 at December 31, 2008 and no shares at December 31, 2007	(6,584)	-
Retained earnings	55,219	35,024
Accumulated other comprehensive loss	(5,783)	(2,086)
Total stockholders' equity	174,949	162,467
TOTAL	$268,042	$246,183

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

REVENUES	$376,907	$327,774	$310,630
COSTS AND EXPENSES:
Educational services and facilities	153,530	139,500	129,311
Selling, general and administrative	187,722	162,396	151,136
Loss (gain) on sale of assets	80	(15)	(435)
Total costs & expenses	341,332	301,881	280,012
OPERATING INCOME	35,575	25,893	30,618
OTHER:
Interest income	113	180	981
Interest expense	(2,152)	(2,341)	(2,291)
Other (loss) income	-	27	(132)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33,536	23,759	29,176
PROVISION FOR INCOME TAXES	13,341	9,932	12,092
INCOME FROM CONTINUING OPERATIONS	20,195	13,827	17,084
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(5,487)	(1,532)
NET INCOME	$20,195	$8,340	$15,552
Basic
Earnings per share from continuing operations	$0.80	$0.54	$0.67
Loss per share from discontinued operations	-	(0.21)	(0.06)
Net income per share	$0.80	$0.33	$0.61
Diluted
Earnings per share from continuing operations	$0.78	$0.53	$0.65
Loss per share from discontinued operations	-	(0.21)	(0.05)
Net income per share	$0.78	$0.32	$0.60
Weighted average number of common shares outstanding:
Basic	25,308	25,479	25,336
Diluted	25,984	26,090	26,086

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Deferred	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Stock	Earnings	Loss	Total
BALANCE - January 1, 2006	25,168,390	$119,453	$5,665	$(360)	$-	$11,232	$-	$135,990
Net income	-	-	-	-	-	15,552	-	15,552
Reduction in estimated stock issuance expenses	-	150	-	-	-	-	-	150
Stock-based compensation expense
Restricted Stock	18,429	-	300	(107)	-	-	-	193
Stock Options	-	-	1,231	-	-	-	-	1,231
Tax benefit of options exercised	-	-	499	-	-	-	-	499
Exercise of stock options	263,876	579	-	-	-	-	-	579
Initial adoption of SFAS No. 158, net of taxes	-	-	-	-	-	-	(2,411)	(2,411)
BALANCE - December 31, 2006	25,450,695	120,182	7,695	(467)	-	26,784	(2,411)	151,783
Net income	-	-	-	-	-	8,340	-	8,340
Initial adoption of FIN 48	-	-	-	-	-	(100)	-	(100)
Employee pension plan, net of taxes	-	-	-	-	-	-	325	325
Stock-based compensation expense
Restricted stock	217,565	-	3,155	(2,761)	-	-	-	394
Stock options	-	-	1,455	-	-	-	-	1,455
Tax benefit of options exercised	-	-	73	-	-	-	-	73
Exercise of stock options	220,088	197	-	-	-	-	-	197
BALANCE - December 31, 2007	25,888,348	120,379	12,378	(3,228)	-	35,024	(2,086)	162,467
Net income	-	-	-	-	-	20,195	-	20,195
Employee pension plan, net of taxes	-	-	-	-	-	-	(3,697)	(3,697)
Stock-based compensation expense
Restricted stock	123,477	-	1,487	(391)	-	-	-	1,096
Stock options	-	-	1,105	-	-	-	-	1,105
Purchase of treasury stock	-	-	-	-	(6,584)	-	-	(6,584)
Tax benefit of options exercised	-	-	331	-	-	-	-	331
Net share settlement for equity-based compensation	(13,512)	-	(182)	-	-	-	-	(182)
Exercise of stock options	89,948	218	-	-	-	-	-	218
BALANCE - December 31, 2008	26,088,261	$120,597	$15,119	$(3,619)	$(6,584)	$55,219	$(5,783)	$174,949

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,195	$8,340	$15,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,920	15,741	14,866
Amortization of deferred finance charges	195	192	192
Deferred income taxes	(298)	(2,761)	(3,655)
Loss (gain) on disposition of assets	80	(15)	(437)
Impairment of goodwill and long-lived assets	-	3,099	-
Fixed asset donations	-	(26)	(22)
Provision for doubtful accounts	21,642	17,767	15,590
Stock-based compensation expense	2,201	1,849	1,424
Tax benefit associated with exercise of stock options	(331)	(73)	-
Deferred rent	412	630	1,081
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(22,775)	(21,465)	(21,870)
Inventories	(824)	(102)	(587)
Prepaid expenses and current assets	(338)	(1,957)	(374)
Due from federal funds	5,259	(6,644)	-
Other assets	306	(740)	1,181
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	818	(284)	(1,441)
Other liabilities	(1,533)	1,926	(157)
Income taxes payable/prepaid	2,134	(1,181)	(1,225)
Accrued expenses	6,103	(221)	(870)
Unearned tuition	3,010	1,660	(3,990)
Total adjustments	33,981	7,395	(294)
Net cash provided by operating activities	54,176	15,735	15,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(383)	920	(920)
Capital expenditures	(20,166)	(24,766)	(19,341)
Proceeds from sale of property and equipment	46	16	973
Net share settlement for equity-based compensation	(182)	-	-
Acquisitions, net of cash acquired	(10,520)	-	(32,872)
Net cash used in investing activities	(31,205)	(23,830)	(52,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	23,000	26,500	14,000
Payments on borrowings	(28,000)	(21,500)	(21,214)
Proceeds from exercise of stock options	218	197	579
Tax benefit associated with exercise of stock options	331	73	499
Principal payments under capital lease obligations	(204)	(134)	(908)
Purchase of treasury stock	(6,584)	-	-
Reduction in estimated stock issuance expenses	-	-	150
Net cash (used in) provided by financing activities	(11,239)	5,136	(6,894)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,732	(2,959)	(43,796)
CASH AND CASH EQUIVALENTS—Beginning of year	3,502	6,461	50,257
CASH AND CASH EQUIVALENTS—End of year	$15,234	$3,502	$6,461

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,998	$2,305	$2,243
Income taxes	$12,137	$10,148	$15,799
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Fixed assets acquired in capital lease transactions	$-	$652	$-
Fixed assets acquired in noncash transactions	$1,430	$2,812	$101

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(In thousands, except share and per share amounts and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and Subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Sciences (which includes programs for licensed practical nursing (LPN), medical administrative assistants, medical assistants, pharmacy technicians, medical coding and billing and dental assisting), Business and Information Technology, Hospitality Services and Skilled Trades. We currently have 36 schools in 17 states across the United States.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Lincoln Educational Services Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Other Comprehensive Income— Other comprehensive income was as follows:

	Year Ended December 31,
	2008	2007	2006
Net income	$20,195	$8,340	$15,552
Employee pension plan, net of taxes	(3,697)	325	-
Other comprehensive income	$16,498	$8,665	$15,552

Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly liquid short-term investments, which mature within three months of purchase.

Restricted Cash— Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs. These funds are either received prior to the completion of the authorization and disbursement process for the benefit of the student or immediately prior to that authorization. Restricted funds are held in separate bank accounts. Once the authorization and disbursement process is completed and authorization obtained, the funds are transferred to unrestricted accounts, and these funds then become available for use in the Company’s current operations.  As of December 31, 2006, the Company was subject to Heightened Cash Monitoring, Type 1 Status by the DOE, however as of December 30, 2007, the Company was no longer subject to this restriction.  Therefore, the Company had no restrictions on cash at December 31, 2007.  As of December 31, 2008, restricted cash related to Connecticut State Grants of $0.4 million.

Accounts Receivable—The Company reports accounts receivable at net realizable value, which is equal to the gross receivable less an estimated allowance for uncollectible accounts.  Noncurrent accounts receivable represent amounts due from graduates in excess of 12 months from the balance sheet date.

Allowance for uncollectible accounts—Based upon experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables. We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts. In establishing our allowance for uncollectible accounts, we consider, among other things, current and expected econmic conditions, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history.

Index

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

Deferred Finance Charges—These charges consist of $0.2 million and $0.3 million as of December 31, 2008 and 2007, respectively, related to the long-term debt and $0.4 million as of December 31, 2008 and 2007, related to the finance obligation. These amounts are being amortized as an increase in interest expense over the respective life of the debt or finance obligation.

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $33.8 million, $31.1 million and $28.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statement of income.

Bonus costs—The Company accrues the estimated cost of our bonus programs using current financial and statistical information as compared to targeted financial achievements and individual performance objectives. Although we believe our estimated liability recorded for bonuses is reasonable, actual results could differ and require adjustment of the recorded balance.

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

As discussed in Note 19, as a result of a decision to close three of our campuses we conducted a review of our goodwill as of June 30, 2007.  In connections with that review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.   At December 31, 2008 and 2007, the Company tested its goodwill for impairment utilizing a market capitalization approach and determined that it did not have an impairment.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and student receivables.

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $100,000. The Emergency Economic Stabilization Act of 2008 that was enacted October 3, 2008 temporarily raised the FDIC insurance coverage to the first $250,000 of funds at member banks.  This temporary increase is scheduled to expire January 1, 2010.  The Company's cash balances on deposit at December 31, 2008, exceeded the balance insured by the FDIC by approximately $12.9 million. The Company has not experienced any losses to date on its invested cash.

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

Index

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2008, and 2007.

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

Stock Based Compensation Plans—The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.  The Company measures the value of stock options on the grant date at fair value, using the Black-Scholes option valuation model.  The Company amortizes the fair value, net of estimated forfeitures, utilizing straight-line amortization of compensation expense over the requisite service period of the grant.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60,” (“SFAS No. 163”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for the Company as of January 1, 2009.  The implementation of this standard had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 was effective for the Company as of November 15, 2008.  The implementation of this standard had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) – an amendment to FASB Statement No. 133.   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective for the Company as of January 1, 2009. The adoption of the provision of SFAS No. 161 had no effect on the Company’s consolidated financial statements.

Index

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (“SFAS No. 141R”). SFAS No. 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and requires the recognition of contingent consideration and pre-acquisition gain and loss contingencies.  SFAS No. 141R was effective for business combinations completed on or after January 1, 2009.  In accordance with the transition guidance of SFAS No. 141R, the Company elected to expense $0.9 million of costs incurred in 2008 related to an acquisition which was completed in 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51" (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company as of January 1, 2009.  The adoption of the provision of SFAS No. 160R had no effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), providing companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet.  SFAS No. 159 became effective for the Company as of January 1, 2008; however, the Company did not elect to utilize the option to report selected assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income.  The Company adopted SFAS No. 158 on December 31, 2006.  The incremental effects of applying SFAS No. 158 on the Company’s December 31, 2006 consolidated financial statements, on a line by line basis, are as follows:

	Balances Before Adoption of Statement 158	Adjustments	Balances After Adoption of Statement 158
Pension plan assets, net	$5,169	$(4,062)	$1,107
Deferred income taxes	1,037	1,651	2,688
Accumulated other comprehensive income	-	2,411	2,411

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 were effective for the Company as of January 1, 2008. The adoption of the provision of SFAS No. 157 had no effect on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”, which was adopted by the Company on January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN No. 48 resulted in a cumulative effect adjustment to retained earnings as of January 1, 2007 of $0.1 million.

Index

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 was adopted on January 1, 2007. The adoption of the provision of SFAS No. 156 had no effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 is effective beginning January 1, 2007. The adoption of the provision of SFAS No. 155 had no effect on the Company’s consolidated financial statements.

3.             FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (or "DOE"). During the years ended December 31, 2008, 2007 and 2006, approximately 79%, 80% and 80%, respectively, of net revenues were indirectly derived from funds distributed under Title IV Programs.

Regulatory Compliance

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. For this reason, the schools are subject to extensive regulatory requirements imposed by all of these entities. After the schools receive the required certifications by the appropriate entities, the schools must demonstrate their compliance with the DOE regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that the Company must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based upon the institution’s annual audited financial statements, as well as following a change in ownership of the institution. Under regulations which took effect July 1, 1998, the DOE calculates the institution's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. This composite score can range from -1 to +3.

An institution that does not meet the DOE's minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the DOE.  Based on audited financial statements for the 2008, 2007 and 2006 fiscal years our calculations result in a composite score of 1.8, 1.8 and 1.7, respectively.  Beginning December 30, 2004 and for a period of three years, all of our institutions were placed on "Heightened Cash Monitoring, Type 1 status." As a result, we were subject to a less favorable Title IV fund payment system that required us to credit student accounts before drawing down Title IV funds and also required us to timely notify the DOE with respect to certain enumerated oversight and financial events.  The DOE has notified us that, as of December 31, 2007, we are no longer subject to Heightened Cash Monitoring, Type 1 Status.

For the years ended December 31, 2008, 2007 and 2006 the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.

Index

4.             WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2008, 2007 and 2006, respectively, in thousands, were as follows:

	Year Ended December 31,
	2008	2007	2006
Basic shares outstanding	25,308,144	25,478,614	25,335,591
Dilutive effect of stock options	675,852	611,759	750,798
Diluted shares outstanding	25,983,996	26,090,373	26,086,389

For the years ended December 31, 2008, 2007 and 2006, options to acquire 546,708, 608,208 and 288,500 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

5.	BUSINESS ACQUISITIONS

On December 1, 2008, the Company acquired all of the rights, title and interest in the assets of Briarwood College (“BRI”) for approximately $10.5 million, net of cash acquired.  Briarwood is regionally accredited by the New England Association of Schools and Colleges, and currently offers two bachelor’s degree programs to approximately 550 students as of December 31, 2008 from Connecticut and surrounding states.  The BRI purchase price has been preliminarily allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.  Accordingly, the allocation may be subject to revisions when the Company receives final information including appraisals, valuations and other analyses.

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

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of BRI at the date of acquisition:

December 1, 2008

Property, equipment and facilities	$1,265
Goodwill	8,746
Identified intangibles:
Student contracts	348
Trade name	-
Accreditation	1,000
Curriculum	1,300
Non-compete	-
Other assets	21
Current assets, excluding cash acquired	195
Total liabilities assumed	(2,355)
Cost of acquisition, net of cash acquired	$10,520

Index

6.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007 are as follows (in thousands):

Goodwill balance as of December 31, 2006	$84,995
Goodwill adjustments	(146)
Goodwill impairment	(2,135)
Goodwill balance as of December 31, 2007	82,714
Goodwill acquired pursuant to business acquisition-BRI	8,746
Goodwill balance as of December 31, 2008	$91,460

As described further in Note 19, during the year ended December 31, 2007, the Company recorded a goodwill impairment charge as a result of its decision to cease operations at three of its campuses.

Identified intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

		At December 31, 2008		At December 31, 2007
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Student Contracts	2	$2,563	$2,230	$2,215	$2,212
Trade name	Indefinite	1,270	-	1,270	-
Accreditation	Indefinite	1,307	-	307	-
Curriculum	10	2,000	289	700	208
Non-compete	5	201	105	201	65
Total		$7,341	$2,624	$4,693	$2,485

The increase in student contracts, accreditation and curriculum assets was due to the acquisition of BRI on December 1, 2008.

Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 was approximately $0.1 million, $0.3 million and $0.5 million, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2009	$414
2010	400
2011	216
2012	200
2013	200
Thereafter	710

$2,140

Index

7.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2008	2007
Land	-	$13,563	$13,563
Buildings and improvements	1-25	120,834	104,484
Equipment, furniture and fixtures	1-12	55,604	61,102
Vehicles	1-7	1,137	2,120
Construction in progress	-	774	8,226
		191,912	189,495
Less accumulated depreciation and amortization		(83,345)	(82,931)
		$108,567	$106,564

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2008 and 2007 of $4.5 million and $6.6 million, respectively, net of accumulated depreciation of $4.1 million and $5.9 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2008 and 2007 of $0.6 million and $0.5 million, respectively, net of accumulated depreciation of $0.2 million and $0.1 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $17.2 million, $14.5 million and $13.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2008	2007
Accrued compensation and benefits	$11,915	$5,888
Other accrued expenses	4,324	4,191
	$16,239	$10,079

9.           LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2008	2007
Credit agreement (a)	$-	$5,000
Finance obligation (b)	9,672	9,672
Automobile loans	-	16
Capital leases-computers (with rates ranging from 8.5% to 8.7%)	502	690
	10,174	15,378
Less current maturities	(130)	(204)
	$10,044	$15,174

(a) The Company has a credit agreement with a syndicate of banks which expires February 15, 2010.  Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility. The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement. At December 31, 2008, the Company had outstanding letters of credit aggregating $4.1 million which is primarily comprised of letters of credit for the Department of Education and real estate leases.

Index

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

During 2008, the Company borrowed an additional $23.0 million under the credit agreement.  During the third quarter of 2008, the Company repaid a total of $28.0 million, leaving no amounts outstanding as of December 31, 2008.  Interest rates on the loans outstanding during the year ranged from 3.46% to 7.25%.

During 2007, the Company had borrowed a total of $26.5 million under the current credit agreement.  Interest rates on the loans outstanding during the year ranged from 6.32% to 8.25%.  During the third quarter of 2007, the Company had repaid a total of $21.5 million on the total debt incurred during the year, leaving $5.0 million outstanding under the credit agreement as of December 31, 2007.  The interest rate on the $5.0 million was 7.25% at December 31, 2007.

The credit agreement contains various covenants which, among other things, restricts, subject to certain exceptions, the Company's ability to incur additional indebtedness, pay dividends and make certain acquisitions.  Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of December 31, 2008, the Company was in compliance with the financial covenants contained in the credit agreement.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001, as discussed further in Note 17. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2008 were $1.4 million, $1.3 million and $1.3 million, respectively. These payments have been reflected in the accompanying consolidated income statement as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is January 25, 2017.

As of December 31, 2008, the Company was in compliance with the financial covenants contained in its borrowing agreements.

Scheduled maturities of long-term debt and lease obligations at December 31, 2008 are as follows:

Year ending December 31,
2009	$130
2010	135
2011	146
2012	91
2013	-
Thereafter	9,672
$10,174

10.	SLM FINANCIAL CORPORATION LOAN AGREEMENT

The Company entered into a Tiered Discount Loan Program agreement, effective September 1, 2007, with SLM Financial Corporation (“SLM”) to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under this agreement, the Company was required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  The Company was billed at the beginning of each month based on loans disbursed during the prior month. For the year ended December 31, 2008, $0.5 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables.  Loss on sale of receivables is included in selling, general and administrative expenses in the accompanying statements of income.

Index

In January 2008, SLM notified the Company that it was terminating its tiered discount loan program, effective February 18, 2008.

 11.          STOCKHOLDERS' EQUITY

On June 8, 2005, the Company adopted the Lincoln Educational Services Corporation 2005 Long-Term Incentive Plan (the “LTIP”).  The LTIP permits the granting of stock options, restricted share units, performance share units, stock appreciation rights and other equity awards, as determined by the Company’s compensation committee.  The compensation committee has the authority, among other things, to determine eligibility to receive awards, the type of awards to be granted, the number of shares of stock subject to, or cash amount payable in connection with, the awards and the terms and conditions of each award (including vesting, forfeiture, payment, exercisability and performance periods and targets). The maximum number of shares of our common stock that may be issued for all purposes under the LTIP is 1,000,000 shares plus any shares of common stock remaining available for issuance under the Lincoln Technical Institute Management Stock Option Plan (“2002 Plan”). Any shares of our common stock that (i) correspond to awards under the LTIP or the 2002 Plan that are forfeited or expire for any reason without having been exercised or settled or (ii) are tendered or withheld to pay the exercise price of an award or to satisfy a participant’s tax withholding obligations will be added back to the maximum number of shares available for issuance under the LTIP.

Under the Company’s LTIP, certain employees received restricted stock totaling 200,000 shares, valued at $2.9 million, on October 30, 2007; 80,000 shares, valued at $1.0 million, on February 29, 2008; 8,000 shares, valued at $0.1 million, on May 2, 2008; and 8,000 shares, valued at $0.1 million, on May 5, 2008.  As of December 31, 2008, there were a total of 296,000 restricted shares awarded and 40,000 shares vested under the LTIP. The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the years ended December 31, 2008 and 2007 was $0.8 million and $0.1 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of December 31, 2008 and 2007 was $3.2 million and $2.8 million, respectively.

Pursuant to the Company’s 2005 Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”), each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  As of December 31, 2008, there were a total of 84,954 shares awarded and 37,772 shares vested under the Non-Employee Directors Plan.  The recognized restricted stock expense for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, respectively.  The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of December 31, 2008 and 2007 was $0.4 million, respectively.

On April 1, 2008, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock over the period of one year.  The purchases may be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The program may be suspended or discontinued at any time.  During the year ended December 31, 2008, the Company repurchased 615,000 shares of its common stock for approximately $6.6 million at an average price of $10.70 per share.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2008, 2007, and 2006 were $6.69, $6.78, and $9.68, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2008	2007	2006
Expected volatility	57.23%	55.42%	55.10%
Expected dividend yield	0%	0%	0%
Expected life (term)	6 Years	6 Years	6 Years
Risk-free interest rate	2.76-3.29%	4.36%	4.13-4.84%
Weighted-average exercise price during the year	$11.97	$11.96	$17.00

The expected volatility considers the volatility of certain of our competitors' common stock that has been traded for a period commensurate with the expected life.  The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life.  The dividend yield is 0% as the Company has never declared or paid dividends on our common stock and we do not anticipate declaring or paying dividends on our common stock in the foreseeable future.

Index

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2005	1,839,173	7.26
Granted	256,000	17.00
Cancelled	(103,072)	13.98
Exercised	(263,876)	3.56		$3,444

Outstanding December 31, 2006	1,728,225	8.85	6.31 years	10,255
Granted	185,500	11.96
Cancelled	(181,474)	12.02
Exercised	(220,088)	3.34		1,811

Outstanding December 31, 2007	1,512,163	9.65	5.83 years	9,156
Granted	145,500	11.97
Cancelled	(93,500)	15.01
Exercised	(89,948)	2.43		1,018

Outstanding December 31, 2008	1,474,215	9.98	5.25 years	6,808

Exercisable as of December 31, 2008	1,154,633	8.92	4.42 years	6,506

As of December 31, 2008, we estimate that unrecognized pre-tax compensation expense for all unvested stock option awards, in the amount of approximately $1.1 million which will be expensed over the weighted-average period of approximately 1.2 years. In 2009, 174,333 shares are expected to vest.

The following table presents a summary of options outstanding at December 31, 2008:

	At December 31, 2008
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	628,507	3.03	$3.10	628,507	$3.10
$4.00-$13.99	299,000	8.50	11.82	63,678	11.26
$14.00-$19.99	429,208	6.15	15.26	375,048	14.97
$20.00-$25.00	117,500	5.61	22.88	87,400	23.10

	1,474,215	5.25	9.98	1,154,633	8.92

12.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

Index

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2008	2007
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$14,062	$14,624
Service cost	113	115
Interest cost	893	831
Actuarial (gain) loss	484	(965)
Benefits paid	(558)	(543)
Benefit obligation at end of year	14,994	14,062

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	15,758	15,731
Actual (loss) return on plan assets	(4,540)	570
Benefits paid	(559)	(543)
Fair value of plan assets-end of year	10,659	15,758

FAIR VALUE IN EXCESS OF BENEFIT OBLIGATION FUNDED STATUS:	$(4,335)	$1,696

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2008	2007
Noncurrent assets	$-	$1,696
Noncurrent liabilities	$(4,335)	$-

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2008	2007
Accumulated loss	$(9,567)	$(3,537)
Deferred income taxes	3,784	1,451
Accumulated other comprehensive loss	$(5,783)	$(2,086)

The accumulated benefit obligation was $14.8 million and $13.9 million at December 31, 2008 and 2007, respectively.

The following table provides the components of net periodic cost/(income) for the plan:

	Year Ended December 31,
	2008	2007
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)
Service cost	$113	$115
Interest cost	894	831
Expected return on plan assets	(1,233)	(1,233)
Recognized net actuarial loss	228	223
Net periodic benefit cost (income)	$2	$(64)

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are ($0.8) million, $0 million and $0 million.

Index

Fair value of total plan assets by major asset category as of December 31:

	2008	2007
Equity securities	42%	49%
Fixed income	48%	37%
International equities	10%	14%
Cash and equivalents	0%	0%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2008	2007
Discount rate	6.27%	6.37%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2008	2007	2006
Discount rate	6.37%	5.82%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Long-term rate of return	8.00%	8.00%	8.00%

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

While the Company does not expect to make any contributions to the plan in 2009, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was $0 for each of the years ended December 31, 2008 and 2007, respectively. The net periodic benefit expense was $2 thousand for the year ended December 31, 2008.  The net periodic benefit income was $64 thousand for the year ended December 31, 2007.

Index

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2009	$733
2010	819
2011	847
2012	886
2013	974
Years 2014-2018	5,828

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 15% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount on the first 6% of compensation. For the years ended December 31, 2008, 2007 and 2006 the Company's expense for the 401(k) plan amounted to $1.4 million, $1.2 million and $0.9 million, respectively.

13.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$10,960	$8,538	$12,585
State	2,679	2,484	3,162
Total	13,639	11,022	15,747

Deferred:
Federal	(159)	(776)	(2,908)
State	(139)	(314)	(747)
Total	(298)	(1,090)	(3,655)

Total provision	$13,341	$9,932	$12,092

Index

The components of the deferred tax assets are as follows:

	At December 31,
	2008	2007
Deferred tax assets
Current:
Accrued vacation	$117	$102
Allowance for bad debts	5,773	4,662
Total current deferred tax assets	5,890	4,764

Deferred tax liabilities
Current:
Accrued student fees	(263)	(189)
Total current deferred tax liabilities	(263)	(189)
Total net current deferred tax assets	5,627	4,575

Noncurrent:
Accrued rent	2,530	2,455
Stock-based compensation	2,390	2,048
Depreciation	8,360	7,554
Prepaid pension asset	1,714	-
Sale leaseback-deferred gain	2,067	2,025
Total noncurrent deferred tax assets	17,061	14,082

Deferred tax liabilities
Noncurrent:
Other intangibles	(2,893)	(2,294)
Goodwill	(7,088)	(5,592)
Prepaid pension cost	-	(696)
Total deferred tax liabilities	(9,981)	(8,582)
Total net noncurrent deferred tax assets	7,080	5,500
Total net deferred tax assets	$12,707	$10,075

The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2008		2007		2006
Income from continuing operations before taxes	$33,536		$23,759		$29,176

Expected tax	$11,737	35.0%	$8,316	35.0%	$10,212	35.0%
State tax expense (net of federal benefit)	1,651	4.9	1,411	6.0	1,570	5.4
Other	(47)	(0.1)	205	0.8	310	1.0
Total	$13,341	39.8%	$9,932	41.8%	$12,092	41.4%

The Company adopted the FIN No. 48 in 2006.  At that time the Company established a liability of $0.1 million.  In 2007 and 2008 there have been no adjustments or settlements related to such uncertain tax positions.  Accordingly, at December 31, 2008, the Company’s liability remained $0.1 million.  The Company believes that it is reasonably possible that the $0.1 million of unrecognized tax benefits associated with FIN No. 48 will be resolved by December 31, 2009.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2003.

Index

14.           SEGMENT REPORTING

The Company's principal business is providing post-secondary education. Accordingly, the Company's operations aggregate into one reporting segment.

15.	RELATED PARTY TRANSACTIONS

On May 12, 2008, the Company repurchased from Five Mile River Capital Partners and Steven W. Hart an aggregate 100,000 shares of our common stock for $11.25 per share for a total cost of $1.1 million.  Hart Capital LLC is the managing member of Five Mile River Capital Partners LLC, our second largest stockholder.  Steven W. Hart is the owner and president of Hart Capital LLC and is a former member of our board of directors.  At the time of the transaction Hart Capital beneficially owned, through Five Mile River Capital LLC, 8.3% of our outstanding shares of common stock.

On October 15, 2007, the Company entered into a Separation and Release Agreement with Lawrence E. Brown, our former Vice Chairman.  Under this agreement Mr. Brown’s employment terminated as of the close of business on October 31, 2007.  For a period of 14 months following the date of separation of employment, Mr. Brown continued to provide transitional services to the Company, not to exceed ten hours per month.  In consideration for a release of claims, the Company paid Mr. Brown a lump sum cash payment of $0.5 million and reimbursed Mr. Brown for the employer-portion of the premiums due for continuation of coverage under COBRA through December 31, 2008.  Mr. Brown was entitled to the use of his automobile and reimbursement of associated costs by us through December 31, 2008.  In addition, pursuant to the terms of the agreement, Mr. Brown agreed to be subject to certain restrictive covenants, which, among other things, prohibited him for the duration of 14 months following the date of separation of employment, from (i) competing against the Company and (ii) soliciting the Company or any of our affiliates’ or subsidiaries’ employees, consultants, clients or customers through December 31, 2008.

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

On May 22, 2006, the Company assumed a mortgage note payable with an accompanying interest rate swap (the “SWAP”) as part of the acquisition of the New England Institute of Technology at Palm Beach, Inc. in the amount of $7.2 million.  The Company accounted for the interest rate swap agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Under the swap agreement, the Company paid a fixed rate tied to the one month LIBOR rate until May 1, 2013 and received a variable rate of 6.48%.  The SWAP was accounted for as an ineffective hedge as it did not meet the requirements set forth under SFAS No. 133.  Accordingly, other income (loss) includes a loss of $0.2 million as of December 31, 2006.  The Company repaid the mortgage note in November 2006. As a result the SWAP agreement was terminated in 2006 and the Company received $0.2 million for the fair market value.

Index

17.           COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2023 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligations	Operating Leases	Capital Leases
2009	$1,381	$17,840	$167
2010	1,381	15,935	161
2011	1,381	15,247	161
2012	1,381	14,811	94
2013	1,381	13,479	-
Thereafter	4,259	63,498	-
	11,164	140,810	583
Less amount representing interest	(11,164)	-	(81)
	$-	$140,810	$502

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

Rent expense, included in operating expenses in the accompanying financial statements for the three years ended December 31, 2008 is $17.2 million, $16.7 million, and $15.7 million, respectively. Interest expense related to the financing obligation in the accompanying financial statements for the years ended December 31, 2008, 2007 and 2006 is $1.4 million, $1.3 million and $1.3 million, respectively.

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

Student Loans—At December 31, 2008, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $16.5 million.

Vendor Relationship—On April 1, 2006, the Company entered into an agreement with Snap-on Industrial (“Snap-on”) which expires on March 31, 2011.  The Company has agreed to grant Snap-on exclusive rights to our certain automotive campuses to display advertising and to train our students with the exception of one pre-existing vendor contract.   The Company earns credits that are redeemable for tools and equipment based on the number of automotive graduates quarterly. In addition, credits are earned on our purchases as well as purchases made by students enrolled in our automotive programs. Snap-on receivable for credits not redeemed for the years ended December 31, 2008 and 2007 was $0.3 million and $0.5 million, respectively.

In October 1, 2005, the Company entered into an agreement with Snap-on exclusively for our Queens, NY campus opened March 27, 2006 which expires on November 30, 2011. We have agreed to grant Snap-on exclusive rights to in school advertising and supplying all student training tools and equipment, as well as our automotive equipment purchases.   In exchange, Snap-on agreed to advance tools and equipment needed to build out the school, not to exceed $1.0 million at list price.   The equipment advance is offset by credits earned through purchases by the Queens campus and their students.   Snap-on liability resulting from advanced equipment received in excess of credits earned for the years ended December 31, 2008 and 2007, was $0.5 million and $0.6 million, respectively.

Index

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $4.0 million at December 31, 2008.

Change in Control Agreements—In the event of a change of control several key executives will receive continue salary payments based on their employment agreements.

Surety Bonds—Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2008, we have posted surety bonds in the total amount of approximately $13.7 million.

18.           UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2008 and 2007 is as follows (in thousands except per share data):

	Quarter
2008	First	Second	Third	Fourth

Revenues	$84,047	$85,056	$100,481	$107,323
Operating income	1,249	2,686	10,391	21,248
Net income	484	1,241	5,706	12,763
Income per share:
Basic
Net income per share	$0.02	$0.05	$0.23	$0.51
Diluted
Net income per share	$0.02	$0.05	$0.22	$0.49

	Quarter
2007	First	Second	Third	Fourth

Revenues	$76,170	$74,744	$86,566	$90,294
Operating (loss) income	(1,164)	1,966	8,079	17,013
(Loss) income from continuing operations	(930)	768	4,370	9,620
Loss from discontinued operations	(688)	(2,468)	(2,331)	-
Net (loss) income	(1,618)	(1,700)	2,039	9,620
(Loss) income per share:
Basic
(Loss) earnings per share from continuing operations	$(0.04)	$0.03	$0.17	$0.38
Loss per share from discontinued operations	(0.02)	(0.10)	(0.09)	-
Net (loss) income per share	$(0.06)	$(0.07)	$0.08	$0.38
Diluted
(Loss) earnings per share from continuing operations	$(0.04)	$0.03	$0.17	$0.37
Loss per share from discontinued operations	(0.02)	(0.10)	(0.09)	-
Net (loss) income per share	$(0.06)	$(0.07)	$0.08	$0.37

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

Index

As of September 30, 2007, all operations had ceased at these campuses and, accordingly, the results of operations of these campuses have been reflected in the accompanying statements of operations as “Discontinued Operations” for all periods presented.

The results of operations at these three campuses for each of the two year period ended December 31, 2007 were comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006
Revenue	$4,230	$10,876
Operating Expenses	(13,760)	(13,493)
	(9,530)	(2,617)
Benefit for income taxes	(4,043)	(1,085)
Loss from discontinued operations	$(5,487)	$(1,532)

20.           SUBSEQUENT EVENTS

On January 20, 2009, the Company completed the acquisition of four of the five institutions comprising Baran Institute of Technology (“Baran”), for approximately $24.9 million in cash, net of cash acquired, subject to contractual post closing adjustments.  Baran consists of five distinct institutions serving approximately 1,900 students and offers associate and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  The four institutions the Company acquired on January 20, 2009 are Baran Institute of Technology (“BIT”), Connecticut Culinary Institute (“CCI”), Americare School of Nursing (“ASN”), and Engine City Technical Institute (“ECTI”).  The Company also acquired the membership interests of Hartford Urban Ventures, LLC and certain assets and assumed certain liabilities of Educational Properties, LLC, which provide support services to Baran.  In connection with these acquisitions, the Company recorded a charge of approximately $0.02 per share in the fourth quarter of 2008 and for the year ended December 31, 2008 and we expect to record a charge of approximately $0.01 per share in the first quarter of 2009 to reflect the expenses related to the acquisitions.

On February 18, 2009, we sold common stock in a public offering and received net proceeds of approximately $14.0 million.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2008
Student receivable allowance	$11,403	$21,642	$(18,307)	$14,738
December 31, 2007
Student receivable allowance	$11,536	$17,767	$(17,900)	$11,403
December 31, 2006
Student receivable allowance	$7,647	$15,590	$(11,701)	$11,536