Form 10-Q
period 2009-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2009-05-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2009, there were 26,757,964 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,220	$15,234
Restricted cash	389	383
Accounts receivable, less allowance of $16,524 and $13,914 at March 31, 2009 and December 31, 2008, respectively	25,268	22,857
Inventories	3,354	3,374
Deferred income taxes, net	6,253	5,627
Due from federal programs	-	828
Prepaid expenses and other current assets	7,994	2,958
Total current assets	58,478	51,261

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $86,495 and $83,345 at March 31, 2009 and December 31, 2008, respectively	142,093	108,567

OTHER ASSETS:
Noncurrent accounts receivable, less allowance of $844 and $824 at March 31, 2009 and December 31, 2008, respectively	3,377	3,326
Deferred finance charges	582	632
Deferred income taxes, net	5,588	7,080
Goodwill	113,089	91,460
Other assets, net	9,411	5,716
Total other assets	132,047	108,214
TOTAL	$332,618	$268,042

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$10,667	$130
Unearned tuition	43,331	38,806
Accounts payable	15,492	12,349
Accrued expenses	14,950	16,239
Advanced payments from federal funds	173	-
Income taxes payable	1,558	3,263
Other short-term liabilities	804	314
Total current liabilities	86,975	71,101

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	37,388	10,044
Pension plan liabilities, net	3,951	4,335
Accrued rent	6,068	5,972
Other long-term liabilities	1,959	1,641
Total liabilities	136,341	93,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, no par value - authorized 100,000,000 shares at March 31, 2009 and December 31, 2008, issued and outstanding 27,244,657 shares at March 31, 2009 and26,088,261 shares at December 31, 2008	135,580	120,597
Additional paid-in capital	15,362	15,119
Deferred compensation	(3,340)	(3,619)
Treasury stock at cost - 615,000 shares at March 31, 2009 and December 31, 2008	(6,584)	(6,584)
Retained earnings	61,042	55,219
Accumulated other comprehensive loss	(5,783)	(5,783)
Total stockholders' equity	196,277	174,949
TOTAL	$332,618	$268,042

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

REVENUES	$118,599	$84,047
COSTS AND EXPENSES:
Educational services and facilities	48,299	36,629
Selling, general and administrative	59,612	46,132
(Gain) loss on sale of assets	(2)	37
Total costs & expenses	107,909	82,798
OPERATING INCOME	10,690	1,249
OTHER:
Interest income	2	45
Interest expense	(1,006)	(504)
Other income	8	-
INCOME BEFORE INCOME TAXES	9,694	790
PROVISION FOR INCOME TAXES	3,871	306
NET INCOME	$5,823	$484
Basic
Net income per share	$0.23	$0.02
Diluted
Net income per share	$0.22	$0.02
Weighted average number of common shares outstanding:
Basic	25,704	25,660
Diluted	26,452	26,249

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Deferred	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Stock	Earnings	Loss	Total
BALANCE - January 1, 2009	26,088,261	$120,597	$15,119	$(3,619)	$(6,584)	$55,219	$(5,783)	$174,949
Net income	-	-	-	-	-	5,823	-	5,823
Stock-based compensation expense
Restricted stock	-	-	-	279	-	-	-	279
Stock options	-	-	258	-	-	-	-	258
Tax benefit of options exercised	-	-	40	-	-	-	-	40
Sale of common stock,	1,150,000	14,932	-	-	-	-	-	14,932
net of expenses
Net share settlement for equity-based compensation	(3,871)	-	(55)	-	-	-	-	(55)
Exercise of stock options	10,267	51	-	-	-	-	-	51
BALANCE - March 31, 2009	27,244,657	$135,580	$15,362	$(3,340)	$(6,584)	$61,042	$(5,783)	$196,277

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,823	$484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,249	4,370
Amortization of deferred finance charges	50	48
Deferred income taxes	(498)	(493)
(Gain) loss on disposition of assets	(2)	37
Provision for doubtful accounts	7,248	4,030
Stock-based compensation expense	537	558
Tax benefit associated with exercise of stock options	(40)	(2)
Deferred rent	94	110
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(6,813)	(1,219)
Inventories	155	(42)
Prepaid expenses and current assets	(47)	(400)
Due from federal programs	1,001	6,192
Other assets	(449)	247
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(2,287)	1,723
Other liabilities	53	(487)
Income taxes payable/prepaid	(1,665)	(4,539)
Accrued expenses	(4,370)	604
Unearned tuition	(1,746)	(3,674)
Total adjustments	(3,530)	7,063
Net cash provided by operating activities	2,293	7,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	356	-
Capital expenditures	(2,483)	(7,440)
Proceeds from sale of property and equipment	19	-
Acquisitions, net of cash acquired	(24,933)	-
Net cash used in investing activities	(27,041)	(7,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	40,000	7,000
Payments on borrowings	(30,000)	(5,000)
Proceeds from exercise of stock options	51	62
Tax benefit associated with exercise of stock options	40	2
Net share settlement for equity-based compensation	(55)	-
Principal payments under capital lease obligations	(234)	(53)
Proceeds from issuance of common stock, net of issuance costs	14,932	-
Net cash provided by financing activities	24,734	2,011
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14)	2,118
CASH AND CASH EQUIVALENTS—Beginning of year	15,234	3,502
CASH AND CASH EQUIVALENTS—End of year	$15,220	$5,620

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$533	$484
Income taxes	$6,617	$5,641
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Fixed assets acquired in noncash transactions	$302	$1,969

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. The Company currently has 42 schools in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, should be read in conjunction with the December 31, 2008 consolidated financial statements of the Company, and reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Stock Based Compensation – The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.”   The accompanying condensed consolidated statements of operations include compensation expense of approximately $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (“SFAS No. 141R”). SFAS No. 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and requires the recognition of contingent consideration and pre-acquisition gain and loss contingencies.  SFAS No. 141R was effective for business combinations completed on or after January 1, 2009.  For the three months ended March 31, 2009, the Company expensed $0.7 million of costs incurred related to an acquisition.

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

3.             WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three months ended March 31, 2009 and 2008, respectively, was as follows:

	Three Months Ended March 31,
	2009	2008
Basic shares outstanding	25,704,345	25,659,964
Dilutive effect of stock options	747,775	589,315
Diluted shares outstanding	26,452,120	26,249,279

For the three months ended March 31, 2009 and 2008, options to acquire 280,000 and 581,708 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

4.             BUSINESS ACQUISITIONS

On January 20, 2009, the Company completed the acquisition of six of the seven schools comprising Baran Institute of Technology, Inc. (“BAR”), for approximately $24.9 million in cash, net of cash acquired, subject to further customary post closing adjustments.  BAR consists of seven schools serving approximately 1,800 students as of March 31, 2009 and offers associate and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  The six schools the Company acquired on January 20, 2009 are Baran Institute of Technology in East Windsor, Connecticut (“BIT”), Connecticut Culinary Institute in Hartford, Connecticut (“CCIH”), Connecticut Culinary Institute in Suffield, Connecticut (“CCIS”), Americare School of Nursing in Fern Park, Florida (“ASNF”), Americare School of Nursing in St. Petersburg, Florida (“ASNS”), and Engine City Technical Institute in South Plainfield, New Jersey (“ECTI”), see Note 13.  The Company also acquired the membership interests of Hartford Urban Ventures, LLC and certain assets and assumed certain liabilities of Educational Properties, LLC, which provide support services to BAR.  In connection with these acquisitions, the Company recorded a charge of approximately $0.7 million for the three months ended March 31, 2009 to reflect the expenses related to the acquisitions.

On December 1, 2008, the Company acquired all of the rights, title and interest in the assets of Briarwood College (“BRI”) for approximately $10.6 million, net of cash acquired.  Briarwood is regionally accredited by the New England Association of Schools and Colleges, and currently offers two bachelor’s degree programs to approximately 600 students as of March 31, 2009 from Connecticut and surrounding states.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price has been preliminarily allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.  The allocation may be revised when the Company receives final information including appraisals, valuations and other analyses related to certain intangible assets.

Index

The following table summarizes the estimated fair value of assets acquired and liabilities related to acquisitions:

	BAR January 20, 2009	BRI December 1, 2008

Restricted cash	$362	$-
Current assets, excluding cash acquired (1)	7,734	195
Property, equipment and facilities	36,307	1,265
Goodwill	21,581	8,794
Identified intangibles:
Student contracts	800	348
Trade name	715	-
Accreditation	-	1,000
Curriculum	700	1,300
Non-compete	1,500	-
Other long-term assets	844	21
Current liabilities assumed	(18,160)	(1,539)
Long-term liabilities assumed	(27,450)	(816)
Cost of acquisition, net of cash acquired	$24,933	$10,568

(1) Current assets, excluding cash acquired for BAR includes estimated amounts due from the seller in accordance with the stock purchase agreement.

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 141R and SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently, if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Changes in the carrying amount of goodwill from December 31, 2008 through March 31, 2009 are as follows (in thousands):

Goodwill balance as of December 31, 2008	$91,460
Goodwill adjustments (1)	48
Goodwill acquired pursuant to business acquisition-BAR	21,581
Goodwill balance as of March 31, 2009	$113,089

(1) Goodwill adjustments relate to the settlement of the final purchase price of BRI.

Index

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		At March 31, 2009			At December 31, 2008
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Student contracts	2	$3,363	$2,384	$979	$2,563	$2,230	$333
Trade name	Indefinite	1,688	-	1,688	1,270	-	1,270
Trade name	6	297	10	287	-	-	-
Accreditation	Indefinite	1,307	-	1,307	1,307	-	1,307
Curriculum	10	2,700	363	2,337	2,000	289	1,711
Non-compete	3	1,701	220	1,481	201	105	96
Total		$11,056	$2,977	$8,079	$7,341	$2,624	$4,717

The increase in student contracts, trade name, curriculum and non-compete assets was due to the acquisition of BAR on January 20, 2009.

Amortization of intangible assets was approximately $353 thousand and $30 thousand for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2009	$1,176
2010	1,309
2011	836
2012	341
2013	303
Thereafter	1,119

$5,084

6.             LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31, 2009	December 31, 2008
Credit agreement (a)	$10,000	$-
Finance obligation (b)	9,672	9,672
Notes payable (with rates ranging from 7.8% to 10.2%)	554	-
Capital lease - property (c)	27,353	-
Capital leases-equipment (with rates ranging from 8.4% to 8.7%)	476	502
	48,055	10,174
Less current maturities	(10,667)	(130)
	$37,388	$10,044

(a) The Company has a credit agreement with a syndicate of banks which expires on February 15, 2010.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility.  The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement.  At the time of entering into the credit agreement, the Company incurred approximately $0.8 million of deferred finance charges.  At March 31, 2009, the Company had outstanding letters of credit aggregating $5.6 million which were primarily comprised of letters of credit for the Department of Education and real estate leases.

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

As of December 31, 2008, the Company had no amounts outstanding under its credit agreement.  During the three months ended March 31, 2009, the Company borrowed a total of $40.0 million and repaid $30.0 million under its credit agreement.  As of March 31, 2009, the Company had $10.0 million outstanding borrowings under its credit agreement.  Interest rates on the loans during the first quarter of 2009 ranged from 1.52% to 3.25%.

The credit agreement contains various covenants, including a number of financial covenants.  Furthermore, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of March 31, 2009, the Company was in compliance with the financial covenants contained in the credit agreement.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. The lease expiration date is December 31, 2016.

(c) As part of the acquisition of BAR the Company assumed real estate capital leases related to ASNF and CCIH.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

7.             EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received an award of restricted shares of common stock totaling 200,000 shares, valued at $2.9 million, on October 30, 2007; 80,000 shares, valued at $1.0 million, on February 29, 2008; 8,000 shares, valued at $0.1 million, on May 2, 2008; and 8,000 shares, valued at $0.1 million, on May 5, 2008.  As of March 31, 2009, there were a total of 296,000 restricted shares awarded and 56,000 shares vested under the LTIP.  The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three months ended March 31, 2009 and 2008 was $0.2 million and $0.2 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of March 31, 2009 and December 31 2008 was $3.0 million and $3.2 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of March 31, 2009, there were a total of 84,954 shares awarded and 40,138 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.1 million, respectively. The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of March 31, 2009 and December 31, 2008 was $0.3 million and $0.4 million, respectively.

On April 1, 2008, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock over the period of one year.  The purchases may be made in the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The program may be suspended or discontinued at any time.  The Company did not repurchase any shares of its common stock during the three months ended March 31, 2009.

In 2008 and 2009, the Company completed a net share settlement for 13,512 and 3,871 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection to taxes incurred on restricted shares that vested and were transferred to the employee during 2008 and/or 2009, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a decrease of approximately $0.2 million and $0.1 million in 2008 and 2009, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index

On February 18, 2009, the Company issued 1.15 million shares of common stock in a public offering and received net proceeds of approximately $14.9 million, after deducting underwriting commissions and offering expenses of approximately $1.2 million.

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2009 were $7.34 using the following weighted average assumptions for grants:

March 31, 2009
Expected volatility	51.95%
Expected dividend yield	0%
Expected life (term)	6 Years
Risk-free interest rate	2.29%
Weighted-average exercise price during the year	$14.36

The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2008	1,474,215	$9.98	5.25 years	6,808
Granted	27,000	14.36
Canceled	(13,000)	13.10
Exercised	(10,267)	4.98		48

Outstanding March 31, 2009	1,477,948	10.07	5.08 years	12,727

Exercisable as of March 31, 2009	1,227,237	9.21	4.44 years	11,627

As of March 31, 2009, the pre-tax compensation expense for all unvested stock option awards was $1.0 million.  This amount will be expensed over the weighted-average period of approximately 2.1 years.

The following table presents a summary of stock options outstanding:

	At March 31, 2009
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	620,407	2.78	$3.10	620,407	$3.10
$4.00-$13.99	290,333	8.23	11.81	143,182	11.66
$14.00-$19.99	449,708	6.13	15.22	368,548	14.98
$20.00-$25.00	117,500	5.36	22.88	95,100	23.08

	1,477,948	5.08	10.07	1,227,237	9.21

Index

8.          INCOME TAXES

The effective tax rate for the three months ended March 31, 2009 and 2008 was 39.9% and 38.7%, respectively.

9.          CONTINGENCIES

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

10.          PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.6 million and $0 for the three months ended March 31, 2009 and 2008, respectively.  The net periodic benefit cost was $245 thousand for the three months ended March 31, 2009.  The net periodic benefit income was $17 thousand for the three months ended March 31, 2008.

11.          RELATED PARTY

As part of the acquisition of BAR, the Company entered into an operating lease with Educational Properties, LLC, for the BIT facility located at 1760 Mapleton Avenue, Suffield, Connecticut.  Bradley Baran is a member of Educational Properties, LLC and is currently an employee of the Company.

12.          OTHER ASSETS

The Company acquired 100% of the membership units of Hartford Urban Ventures, LLC, which has a 5% ownership interest in CCI/85 Sigourney, LLC.  The Company leases from CCI/85 Sigourney, LLC, under a capital lease, the CCI facility located at 85 Sigourney Street, Hartford, Connecticut.  The investment of $0.3 million is included in other assets in the condensed consolidated balance sheet at March 31, 2009.

13.          SUBSEQUENT EVENT

On April 20, 2009, the Company acquired the seventh Baran school, Clemens College, for $2.8 million.  The purchase price may be subject to revisions when the Company receives final information including appraisals, valuations and other analyses.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2008, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2008.

General

We are a leading and diversified provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas principal of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers and state and federal accrediting bodies. We believe that diversification limits our dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunity to introduce new programs. As of March 31, 2009, 25,588 students were enrolled at our 42 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our destination schools attract students from across the United States, and in some cases, from abroad.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended March 31, 2009 and 2008 was 6.1% and 4.8%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2009 and 2008 would have resulted in an increase in bad debt expense of $1.2 million and $0.8 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2009, goodwill represented approximately $113.1 million, or 34.0%, of our total assets. At December 31, 2008, we tested our goodwill for impairment utilizing a market capitalization approach and determined that there was no impairment of our goodwill.  No events have occurred subsequently that would have required retesting.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (“SFAS No. 141R”). SFAS No. 141R establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. SFAS No. 141R requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and requires the recognition of contingent consideration and pre-acquisition gain and loss contingencies.  SFAS No. 141R was effective for our business combinations completed on or after January 1, 2009.  For the three months ended March 31, 2009, we expensed $0.7 million of costs incurred related to an acquisition.

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

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Costs and expenses:
Educational services and facilities	40.7%	43.6%
Selling, general and administrative	50.3%	54.9%
Total costs and expenses	91.0%	98.5%
Operating income	9.0%	1.5%
Interest expense, net	-0.8%	-0.5%
Income from continuing operations before income taxes	8.2%	1.0%
Provision for income taxes	3.3%	0.4%
Income from continuing operations	4.9%	0.6%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues.    Revenues increased by $34.6 million, or 41.1%, to $118.6 million for the quarter ended March 31, 2009 from $84.0 million for the quarter ended March 31, 2008. Approximately $11.6 million of this increase was a result of our acquisitions of Briarwood College on December 1, 2008 and Baran Institute of Technology, Inc. on January 20, 2009 (the “Acquisitions”).  Excluding the Acquisitions, the increase in revenues was primarily attributable to a 22.4% increase in average student population, which increased to 22,597 for the quarter ended March 31, 2009 from 18,459 for the quarter ended March 31, 2008.  The remainder of this increase was due to tuition increases.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $11.7 million, or 31.9%, to $48.3 million for the quarter ended March 31, 2009 from $36.6 million for the quarter ended March 31, 2008. The Acquisitions accounted for $6.4 million, or 54.7%, of this increase. Excluding the Acquisitions, the increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $2.7 million, or 14.0%, and books and tools expenses, which increased by $1.9 million, or 43.5%, respectively, over the same quarter in 2008. This increase was attributable to a 35.1% increase in student starts for the first quarter of 2009 as compared to the first quarter in 2008 and the overall increase in student population and higher tool sales during the first quarter of 2009 compared to the first quarter of 2008.  On a same school basis, we began 2009 with approximately 3,000 more students than we had on January 1, 2008, and as of March 31, 2009, our population on a same school basis was approximately 4,500 higher than as of March 31, 2008.  Educational services and facilities expenses as a percentage of revenues decreased to 40.7% for the first quarter of 2009 from 43.6% for the first quarter of 2008.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the quarter ended March 31, 2009 were $59.6 million, an increase of $13.5 million, or 29.2%, from $46.1 million for the quarter ended March 31, 2008. Approximately $6.4 million, or 47.4%, of this increase was attributable to the Acquisitions. Excluding the Acquisitions, the increase in our selling, general and administrative expenses for the quarter ended March 31, 2009 was primarily due to: (a) a $0.6 million, or 16.1%, increase in student services; (b) a $1.4 million, or 8.1%, increase in sales and marketing; and (c) a $5.0 million, or 20.3%, increase in administrative expenses as compared to the quarter ended March 31, 2008.

Index

The increase in student services was primarily due to increases in compensation and benefit expenses attributable to increased financial aid and career services personnel as a result of the larger student population during the first quarter of 2009 as compared to the first quarter of 2008.   The increase in administrative expenses during the first quarter of 2009 as compared to the first quarter of 2008 was primarily due to: (a) a $2.3 million increase in personnel costs, relating to annual compensation increases, increased incentive compensation and increased cost of benefits provided to employees; (b)  a $1.9 million increase in bad debt expense; and (c) $0.7 million of  acquisition costs incurred in the first quarter of 2009 related to our acquisition of Baran Institute of Technology, Inc. (“BAR”) in accordance with SFAS No. 141R. As a percentage of revenues, selling, general and administrative expenses for the first quarter of 2009 decreased to 50.3% from 54.9% for the first quarter of 2008.

For the quarter ended March 31, 2009, including the Acquisitions, our bad debt expense as a percentage of revenue was 6.1% as compared to 4.8% for the same quarter in 2008.  This increase was primarily attributable to higher accounts receivable due to an increase of 33.7% in average student population for the first quarter of 2009 as compared to the first quarter of 2008.  The number of days sales outstanding at March 31, 2009 decreased to 21.7 days, compared to 23.9 days at March 31, 2008. This decrease is primarily attributable to our program to centralize the back office administration of our financial aid department in an effort to improve the effectiveness and timeliness of our financial aid processing. As of March 31, 2009, we had outstanding loan commitments to our students of $23.6 million as compared to $24.8 million at December 31, 2008.  Loan commitments, net of interest that would be due on the loans through maturity, were $16.2 million at March 31, 2009 as compared to $17.0 million at December 31, 2008.

Net interest expense.    Our net interest expense for the quarter ended March 31, 2009 was $1.0 million, an increase of $0.5 million, from $0.5 million for the quarter ended March 31, 2008.  This increase of $0.5 million is attributable to real estate capital leases assumed in connection with the Acquisitions. Excluding the Acquisitions our net interest expense for the quarter ended March 31, 2009 was essentially flat as compared to the quarter ended March 31, 2008.

Income taxes.    Our provision for income taxes for the quarter ended March 31, 2009 was $3.9 million, or 39.9% of pretax income, compared to $0.3 million, or 38.7% of pretax income for the quarter ended March 31, 2008. The increase in our effective tax rate for the quarter ended March 31, 2009 was primarily attributable to a state tax adjustment made during the first quarter of 2008.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.

The following chart summarizes the principal elements of our cash flows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$2,293	$7,547
Net cash used in investing activities	$(27,041)	$(7,440)
Net cash provided by financing activities	$24,734	$2,011

At March 31, 2009, we had $15.2 million in cash and cash equivalents, essentially flat with cash and cash equivalents at December 31, 2008.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first quarter of 2009, we borrowed $40.0 million and subsequently repaid $30.0 million to finance our acquisition of BAR and to finance our working capital needs.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility. In February 2009, we sold common stock in a public offering and received net proceeds of approximately $14.9 million.  The proceeds of this offering were used to repay borrowings under our credit facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all.  At March 31, 2009, we had net borrowings available under our $100 million credit agreement of approximately $84.4 million, including a $14.4 million sub-limit on letters of credit.  The line of credit matures on February 15, 2010.

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

Index

 As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cash Flow Operating Activities

Net cash provided by operating activities was $2.3 million for the quarter ended March 31, 2009 compared to $7.5 million for the quarter ended March 31, 2008.  The $5.2 million decrease was primarily due to a decrease in timing of cash received from federal fund programs of $5.2 million coupled with higher tax payments of $1.0 million and offset by other working capital items during the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Cash Flow Investing Activities

Net cash used in investing activities increased by $19.6 million to $27.0 million for the quarter ended March 31, 2009 from $7.4 million for the quarter ended March 31, 2008. This increase was primarily attributable to a $24.9 million increase in cash used towards the BAR acquisition offset by a $5.0 million decrease in capital expenditures for the quarter ended March 31, 2009 as compared to the same quarter in 2008.  Our capital expenditures mainly resulted from facility expansion, leasehold improvements, and investments in classroom and shop technology.

Capital expenditures are expected to continue to increase in the remainder of 2009 as we upgrade and expand current equipment and facilities or open new facilities to meet increased student enrollments. We anticipate capital expenditures to range between 5% and 6% of revenues in 2009 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit agreement.

Cash Flow Financing Activities

Net cash provided by financing activities was $24.7 million for the quarter ended March 31, 2009, as compared to $2.0 million for the quarter ended March 31, 2008.  This increase was primarily due to $14.9 million received from the Company’s sale of common stock in a public offering and the remainder of this increase was attributable to an increase in net borrowings of $10.0 million to fund our BAR acquisition.

Under the terms of our credit agreement, the lending syndicate provided us with a $100 million credit facility for a term of five years which expires in February 2010.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.

The following table sets forth our long-term debt (in thousands):

	March 31, 2009	December 31, 2008
Credit agreement	$10,000	$-
Finance obligation	9,672	9,672
Notes payable (with rates ranging from 7.8% to 10.2%)	554	-
Capital lease - property	27,353	-
Capital leases-equipment (with rates ranging from 8.4% to 8.7%)	476	502
Subtotal	48,055	10,174
Less current maturities	(10,667)	(130)
Total long-term debt	$37,388	$10,044

Index

Contractual Obligations

Long-term Debt.  As of March 31, 2009, our long term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001, notes payable, and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2023 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2009, measured from the end of our fiscal year, December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$10,000	$10,000	$-	$-	$-
Capital leases (including interest)	62,170	2,554	5,143	5,059	49,414
Notes payable (including interest)	602	358	231	13	-
Operating leases	144,893	17,917	32,344	29,210	65,422
Rent on finance obligation	11,169	1,426	2,852	2,852	4,039
Total contractual cash obligations	$228,834	$32,255	$40,570	$37,134	$118,875

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2009, except for our letters of credit of $5.6 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

As a result of soft organic enrollment trends that we had experienced, we instituted numerous initiatives and took steps to address and optimize our internal operations.  These initiatives, coupled with the counter cyclicality of our programs which thrive during a weak economy, have now produced ten consecutive quarters of positive student start growth and seven consecutive quarters of enrollment growth, culminating in a 35.1% student start growth in the first quarter of 2009.  This has resulted in us entering 2009 with approximately 3,100 more students on a same school basis than we had on January 1, 2008.  Because our revenue stream is closely related to our enrollments, we believe that this will result in meaningful revenue and net income growth in 2009.

Index

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of March 31, 2009, we had $10.0 million outstanding borrowings under our credit agreement.  The interest rate under this borrowing was 1.52% at March 31, 2009.

Based on our outstanding borrowings, a change of one percent in the interest rate would cause a change in our interest expense of approximately $0.1 million, or less than $.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on students’ ability to obtain financing.  Increases in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

The remainder of our interest rate risk is associated with miscellaneous capital equipment leases and notes payable, which are not significant.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock during the three months ended March 31, 2009.

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

Index

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

10.2	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and David F. Carney (3).

10.3	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the Company and David F. Carney (8).

10.4	Separation and Release Agreement, dated as of October 15, 2007, between the Company and Lawrence E. Brown (4).

10.5	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Scott M. Shaw (3).

10.6	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Scott M. Shaw (8).

10.7	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Cesar Ribeiro (3).

10.8	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Cesar Ribeiro (8).

10.9	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Shaun E. McAlmont (3).

10.10	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Shaun E. McAlmont (8).

10.11	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.12	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.13	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.14	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.15	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

Index

10.16	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan (7).

10.17	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan (7).

10.18	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.19	Stockholder’s Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

10.20
Stock Purchase Agreement, dated as of March 30, 2006, among Lincoln Technical Institute, Inc., and Richard I. Gouse, Andrew T. Gouse, individually and as Trustee of the Carolyn Beth Gouse Irrevocable Trust, Seth A. Kurn and Steven L. Meltzer (5).

10.21
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, UGPE Partners Inc. and Merion Investment Partners, L.P (8).

10.22
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, Merion Investment Partners, L.P. and, for certain limited purposes only, UGPE Partners Inc (8).

31.1 *	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of President & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2005.

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K dated October 15, 2007.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 8, 2009	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)