Form 10-Q
period 2009-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2009-08-05
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, there were 26,847,065 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,638	$15,234
Restricted cash	368	383
Accounts receivable, less allowance of $18,902 and $13,914 at June 30, 2009 and December 31, 2008, respectively	28,188	22,857
Inventories	3,661	3,374
Deferred income taxes, net	7,222	5,627
Due from federal programs	-	828
Prepaid income taxes	3,628	-
Prepaid expenses and other current assets	7,496	2,958
Total current assets	63,201	51,261

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $89,737 and $83,345 at June 30, 2009 and December 31, 2008, respectively	141,037	108,567

OTHER ASSETS:
Noncurrent accounts receivable, less allowance of $955 and $824 at June 30, 2009 and December 31, 2008, respectively	3,822	3,326
Deferred finance charges	429	632
Deferred income taxes, net	8,380	7,080
Goodwill	111,926	91,460
Other assets, net	9,768	5,716
Total other assets	134,325	108,214
TOTAL	$338,563	$268,042

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$5,502	$130
Unearned tuition	40,740	38,806
Accounts payable	15,720	12,349
Accrued expenses	21,026	16,239
Advanced payments from federal funds	75	-
Income taxes payable	-	3,263
Other short-term liabilities	637	314
Total current liabilities	83,700	71,101

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	37,101	10,044
Pension plan liabilities, net	4,196	4,335
Accrued rent	6,172	5,972
Other long-term liabilities	1,960	1,641
Total liabilities	133,129	93,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, no par value - authorized 100,000,000 shares at June 30, 2009 and December 31, 2008, issued and outstanding 27,445,064 shares at June 30, 2009 and 26,088,261 shares at December 31, 2008	136,701	120,597
Additional paid-in capital	16,008	15,119
Deferred compensation	(3,377)	(3,619)
Treasury stock at cost - 615,000 shares at June 30, 2009 and December 31, 2008	(6,584)	(6,584)
Retained earnings	68,469	55,219
Accumulated other comprehensive loss	(5,783)	(5,783)
Total stockholders' equity	205,434	174,949
TOTAL	$338,563	$268,042

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$128,110	$85,056	$246,709	$169,103
COSTS AND EXPENSES:
Educational services and facilities	51,120	35,927	99,418	72,555
Selling, general and administrative	63,573	46,440	123,187	92,573
(Gain) loss on sale of assets	(12)	3	(14)	40
Total costs & expenses	114,681	82,370	222,591	165,168
OPERATING INCOME	13,429	2,686	24,118	3,935
OTHER:
Interest income	7	18	9	63
Interest expense	(1,098)	(582)	(2,103)	(1,086)
Other income	8	-	17	-
INCOME BEFORE INCOME TAXES	12,346	2,122	22,041	2,912
PROVISION FOR INCOME TAXES	4,920	881	8,791	1,187
NET INCOME	$7,426	$1,241	$13,250	$1,725
Basic
Net income per share	$0.28	$0.05	$0.51	$0.07
Diluted
Net income per share	$0.27	$0.05	$0.49	$0.07
Weighted average number of common shares outstanding:
Basic	26,477	25,341	26,093	25,500
Diluted	27,217	26,059	26,834	26,154

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Deferred	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Stock	Earnings	Loss	Total
BALANCE - January 1, 2009	26,088,261	$120,597	$15,119	$(3,619)	$(6,584)	$55,219	$(5,783)	$174,949
Net income	-	-	-	-	-	13,250	-	13,250
Stock-based compensation expense
Restricted stock	19,288	-	320	242	-	-	-	562
Stock options	-	-	502	-	-	-	-	502
Tax benefit of options exercised	-	-	122	-	-	-	-	122
Sale of common stock, net of expenses	1,150,000	14,932	-	-	-	-	-	14,932
Net share settlement for equity-based compensation	(5,013)	-	(55)	-	-	-	-	(55)
Exercise of stock options	192,528	1,172	-	-	-	-	-	1,172
BALANCE - June 30, 2009	27,445,064	$136,701	$16,008	$(3,377)	$(6,584)	$68,469	$(5,783)	$205,434

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,250	$1,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,374	8,936
Amortization of deferred finance charges	99	97
Deferred income taxes	(1,643)	(1,221)
(Gain) loss on disposition of assets	(14)	40
Provision for doubtful accounts	15,890	9,569
Write-off of trade name	280	-
Stock-based compensation expense	1,064	1,171
Tax benefit associated with exercise of stock options	(122)	(5)
Deferred rent	194	271
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(19,113)	(9,372)
Inventories	(144)	(256)
Prepaid expenses and current assets	(82)	203
Due from federal programs	903	5,935
Other assets	(236)	255
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(2,434)	402
Other liabilities	(113)	(903)
Income taxes payable/prepaid	(6,769)	(3,225)
Accrued expenses	1,601	569
Unearned tuition	(4,153)	(5,834)
Total adjustments	(3,418)	6,632
Net cash provided by operating activities	9,832	8,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	377	-
Capital expenditures	(5,828)	(12,560)
Proceeds from sale of property and equipment	90	-
Acquisitions, net of cash acquired	(27,552)	-
Net cash used in investing activities	(32,913)	(12,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	44,000	23,000
Payments on borrowings	(39,000)	(7,000)
Proceeds from exercise of stock options	1,172	67
Tax benefit associated with exercise of stock options	122	5
Net share settlement for equity-based compensation	(55)	-
Principal payments under capital lease obligations	(686)	(105)
Purchase of treasury stock	-	(6,375)
Proceeds from issuance of common stock, net of issuance costs	14,932	-
Net cash provided by financing activities	20,485	9,592
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,596)	5,389
CASH AND CASH EQUIVALENTS—Beginning of period	15,234	3,502
CASH AND CASH EQUIVALENTS—End of period	$12,638	$8,891

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended
	June 30,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,025	$941
Income taxes	$17,786	$6,023
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired in noncash transactions	$656	$1,440

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and subsidiaries (the "Company") is a diversified provider of career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. The Company currently has 43 schools in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, should be read in conjunction with the December 31, 2008 consolidated financial statements of the Company, and reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Stock Based Compensation – The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.”   The accompanying condensed consolidated statements of operations include compensation expense of approximately $0.5 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS No. 168”).  SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP.  The Codification did not change GAAP but reorganizes the literature.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard will have no effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS No. 166 and SFAS No. 167 are effective for balance sheets beginning on or after January 1, 2010.  The adoption of these standards is not expected to have an effect on the Company’s consolidated financial statements.

Index

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this standard had no effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 was effective for the Company as of November 15, 2008.  The adoption of this standard had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”),  an amendment to FASB Statement No. 133.   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company as of January 1, 2009. The adoption of the provisions of SFAS No. 161 had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (“SFAS No. 141R”). SFAS No. 141R establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS 141R requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and includes the recognition of contingent consideration and pre-acquisition gain and loss contingencies.  SFAS No. 141R was effective for business combinations completed on or after January 1, 2009.  For the six months ended June 30, 2009, the Company incurred approximately $1.3 million of expenses related to the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51" (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 was effective for the Company as of January 1, 2009.  The adoption of the provision of SFAS No. 160 had no effect on the Company’s consolidated financial statements.

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three and six months ended June 30, 2009 and 2008, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic shares outstanding	26,476,957	25,340,562	26,092,785	25,500,263
Dilutive effect of stock options	739,912	718,502	741,710	653,908
Diluted shares outstanding	27,216,869	26,059,064	26,834,495	26,154,171

For the three months ended June 30, 2009 and 2008, options to acquire 202,500 and 813,208 shares, respectively, and for the six months ended June 30, 2009 and 2008, options to acquire 229,000 and 555,208 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

4.	BUSINESS ACQUISITIONS

On January 20, 2009, the Company completed the acquisition of six of the seven schools comprising Baran Institute of Technology, Inc. (“BAR”), for approximately $24.9 million in cash, net of cash acquired, subject to further customary post closing adjustments.  BAR consists of seven schools serving approximately 1,900 students as of June 30, 2009 and offers associate and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  On April 20, 2009, the Company acquired the seventh BAR school, Clemens College (“Clemens”), for $2.7 million, in cash, net of cash acquired.  In connection with these acquisitions, the Company incurred approximately $1.3 million of expenses for the six months ended June 30, 2009 related to the acquisitions that were incurred in 2009, pursuant to SFAS No. 141R.

Index

On December 1, 2008, the Company acquired all of the rights, title and interest in the assets of Briarwood College (“BRI”) for approximately $10.6 million, net of cash acquired.  BRI is regionally accredited by the New England Association of Schools and Colleges, and currently offers two bachelor’s degree programs to approximately 130 students as of June 30, 2009 from Connecticut and surrounding states.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price allocation for BRI was finalized on June 30, 2009.  With respect to BAR and Clemens acquisitions, the purchase prices have been preliminarily allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.  The allocation may be revised when the Company receives final information including appraisals, valuations, settlement of purchase price and other analyses related to certain intangible assets.

The following table summarizes the estimated fair value of assets acquired and liabilities related to acquisitions:

	BAR January 20, 2009 and Clemens April 20, 2009	BRI December 1, 2008

Restricted cash	$362	$-
Current assets, excluding cash acquired (1)	7,947	195
Property, equipment and facilities	36,739	1,265
Goodwill	19,189	10,022
Identified intangibles:
Student contracts	2,138	460
Trade name	510	-
Accreditation	1,040	960
Curriculum	710	-
Non-compete	1,980	-
Other long-term assets	3,612	21
Current liabilities assumed	(19,225)	(1,539)
Long-term liabilities assumed	(27,450)	(816)
Cost of acquisition, net of cash acquired	$27,552	$10,568

(1) Current assets, excluding cash acquired for BAR includes reported amounts due from the seller in accordance with the stock purchase agreement.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Changes in the carrying amount of goodwill from December 31, 2008 through June 30, 2009 are as follows (in thousands):

Goodwill balance as of December 31, 2008	$91,460
Goodwill adjustments (1)	1,277
Goodwill acquired pursuant to business acquisition-BAR	19,189
Goodwill balance as of June 30, 2009	$111,926

(1) Goodwill adjustments relate to the settlement of the final purchase price and an assessment of the intangible allocations of BRI.

Index

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

		At June 30, 2009			At December 31, 2008
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Student contracts	2	$4,813	$2,999	$1,814	$2,563	$2,230	$333
Trade name	Indefinite	990	-	990	1,270	-	1,270
Trade name	6	509	40	469	-	-	-
Accreditation	Indefinite	2,307	-	2,307	1,307	-	1,307
Curriculum	10	1,410	340	1,070	2,000	289	1,711
Non-compete	3	2,181	428	1,753	201	105	96
Total		$12,210	$3,807	$8,403	$7,341	$2,624	$4,717

The change in student contracts, trade name, accreditation, curriculum and non-compete assets was due to the acquisition of six of the BAR schools on January 20, 2009, Clemens on April 20, 2009 and the finalization of the purchase price of BRI.  In addition, during the second quarter of 2009, the Company wrote-off the value of the trade name of Florida Culinary Institute in West Palm Beach, Florida due to rebranding.

Amortization of intangible assets was approximately $0.8 million and $27 thousand for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $58 thousand for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2009	$1,291
2010	1,915
2011	909
2012	258
2013	207
Thereafter	526

$5,106

6.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30,	December 31,
	2009	2008
Credit agreement (a)	$5,000	$-
Finance obligation (b)	9,672	9,672
Notes payable (with rates ranging from 6.8% to 7.8%)	187	-
Capital lease-property (c)	27,311	-
Capital leases-equipment (with a rate of 8.5%)	433	502
	42,603	10,174
Less current maturities	(5,502)	(130)
	$37,101	$10,044

(a) The Company has a credit agreement with a syndicate of banks which terminates on February 15, 2010.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility.  The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement.  At the time of entering into the credit agreement, the Company incurred approximately $0.8 million of deferred finance charges.  At June 30, 2009, the Company had outstanding letters of credit aggregating $5.6 million which were primarily comprised of letters of credit for the Department of Education and real estate leases.

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

As of December 31, 2008, the Company had no amounts outstanding under its credit agreement.  During the six months ended June 30, 2009, the Company borrowed a total of $44.0 million and repaid $39.0 million under its credit agreement.  As of June 30, 2009, the Company had $5.0 million outstanding borrowings under its credit agreement.  Interest rates on the loans during the six months ended June 30, 2009 ranged from 1.32% to 3.25%.

The credit agreement contains various covenants, including total funded debt to adjusted EBITDA of not less than 2:1, net worth of not less than $141.8 million, a fixed charge coverage ratio of not less that 1:1, a minimum financial responsibility score of not less than 1, and a cohort default rate of not more than 20%.  Additionally, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of June 30, 2009, the Company was in compliance with the financial covenants contained in the credit agreement.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retains a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. The lease expiration date is December 31, 2016.

(c) As part of the acquisition of BAR, the Company assumed real estate capital leases related to Americare School of Nursing in St. Petersburg, Florida and Connecticut Culinary Institute in Hartford, Connecticut.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

7.	EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received an award of restricted shares of common stock totaling 200,000 shares, valued at $2.9 million, on October 30, 2007; 80,000 shares, valued at $1.0 million, on February 29, 2008; 8,000 shares, valued at $0.1 million, on May 2, 2008; and 8,000 shares, valued at $0.1 million, on May 5, 2008.  As of June 30, 2009, there were a total of 296,000 restricted shares awarded and 59,200 shares vested under the LTIP.  The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three months ended June 30, 2009 and 2008 was $0.2 million and $0.2 million, respectively, and for the six months ended June 30, 2009 and 2008 was $0.4 million and $0.2 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of June 30, 2009 and December 31 2008 was $2.8 million and $3.2 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of June 30, 2009, there were a total of 104,242 shares awarded and 58,716 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended June 30, 2009 and 2008 was $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2009 and 2008 was $0.2 million and $0.2 million, respectively. The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of June 30, 2009 and December 31, 2008 was $0.6 million and $0.4 million, respectively.

On April 1, 2008, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock over the period of one year.  The program expired on April 1, 2009.  The Company did not repurchase any shares of its common stock during the six months ended June 30, 2009.

Index

In 2009 and 2008, the Company completed a net share settlement for 5,013 and 13,512 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with taxes incurred on restricted shares that vested and were transferred to the employee during 2009 and/or 2008, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a decrease of approximately $0.1 million and $0.2 million in 2009 and 2008, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

On February 18, 2009, the Company issued 1.15 million shares of common stock in a public offering and received net proceeds of approximately $14.9 million, after deducting underwriting commissions and offering costs of approximately $0.3 million.  In addition, in connection with the same public offering, the Company also incurred $1.2 million of costs associated with the sale of stock by certain selling shareholders.

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2009 were $7.34 per share using the following weighted average assumptions for grants:

June 30, 2009
Expected volatility	51.95%
Expected dividend yield	0%
Expected life (term)	6 years
Risk-free interest rate	2.29%
Weighted-average exercise price during the year	$14.36

The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2008	1,474,215	$9.98	5.25 years	$6,808
Granted	27,000	14.36
Canceled	(21,833)	15.38
Exercised	(192,528)	6.10		2,154

Outstanding June 30, 2009	1,286,854	10.56	4.97 years	13,591

Exercisable as of June 30, 2009	1,077,907	9.96	4.36 years	12,073

As of June 30, 2009, the pre-tax compensation expense for all unvested stock option awards was $0.7 million.  This amount will be expensed over the weighted-average period of approximately 1.8 years.

Index

The following table presents a summary of stock options outstanding:

	At June 30, 2009
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	489,746	2.54	$3.10	489,746	$3.10
$4.00-$13.99	271,900	8.07	11.88	138,417	11.79
$14.00-$19.99	412,708	5.78	15.20	345,044	14.99
$20.00-$25.00	112,500	5.14	22.90	104,700	23.06

	1,286,854	4.97	10.56	1,077,907	9.96

8.	INCOME TAXES

The effective tax rate for the three months ended June 30, 2009 and 2008 was 39.9% and 41.5%, respectively, and for the six months ended June 30, 2009 and 2008 was 39.9% and 40.8%, respectively.

9.	CONTINGENCIES

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

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.6 million and $0 for the three and six months ended June 30, 2009 and 2008, respectively.  The net periodic benefit cost was $245 thousand and $490 thousand for the three and six months ended June 30, 2009, respectively.  The net periodic benefit income was $17 thousand and $34 thousand for the three and six months ended June 30, 2008.

11.	OTHER ASSETS

The Company acquired 100% of the membership units of Hartford Urban Ventures, LLC, which has a 5% ownership interest in CCI/85 Sigourney, LLC.  The Company leases from CCI/85 Sigourney, LLC, under a capital lease, the CCI facility located at 85 Sigourney Street, Hartford, Connecticut.  The investment of $0.3 million is included in other assets in the condensed consolidated balance sheet at June 30, 2009.

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

General

We are a leading and diversified provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas principal of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers and state and federal accrediting bodies. We believe that diversification limits our dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunity to introduce new programs. As of June 30, 2009, 26,035 students were enrolled at our 43 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our destination schools attract students from across the United States, and in some cases, from abroad.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended June 30, 2009 and 2008 was 6.7% and 6.5%, respectively, and for the six months ended June 30, 2009 and 2008 was 6.4% and 5.7%, respectively. Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended June 30, 2009 and 2008 would have resulted in an increase in bad debt expense of $1.3 million and $0.9 million, respectively, and for the six months ended June 30, 2009 and 2008 would have resulted in an increase in bad debt expense of $2.5 million and $1.7 million, respectively.

Because a substantial portion of our revenues is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on our ability to realize our receivables.

Goodwill. We test our goodwill for impairment annually, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing the fair value of our reporting units to their carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

Goodwill represents a significant portion of our total assets. As of June 30, 2009, goodwill represented approximately $111.9 million, or 33.1%, of our total assets. At December 31, 2008, we tested our goodwill for impairment utilizing a market capitalization approach to estimate the fair value of our individual reporting units and determined that there was no impairment of our goodwill.  No events have occurred subsequently that would have required retesting.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS No. 168”).  SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP.  The Codification did not change GAAP but reorganizes the literature.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard will have no effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS No. 166 and SFAS No. 167 are effective for balance sheets beginning on or after January 1, 2010.  The adoption of these standards is not expected to have an effect on our consolidated financial statements.

Index

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this standard had no effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 was effective for us as of November 15, 2008.  The adoption of this standard had no effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”), an amendment to FASB Statement No. 133.   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective for us as of January 1, 2009. The adoption of the provisions of SFAS No. 161 had no effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (“SFAS No. 141R”). SFAS No. 141R establishes revised principles and requirements for how we will recognize and measure assets and liabilities acquired in a business combination. SFAS No. 141R requires, among other things, transaction costs incurred in a business combination to be expensed, establishes a new measurement date for valuing acquirer shares issued in consideration for a business combination, and includes the recognition of contingent consideration and pre-acquisition gain and loss contingencies.  SFAS No. 141R was effective for our business combinations completed on or after January 1, 2009.  For the six months ended June 30, 2009, we incurred approximately $1.3 million of expenses related to the adoption of  SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51" (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 was effective for us as of January 1, 2009. The adoption of the provision of SFAS No. 160 had no effect on our consolidated financial statements.

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	39.9%	42.2%	40.3%	42.9%
Selling, general and administrative	49.6%	54.6%	49.9%	54.8%
Total costs and expenses	89.5%	96.8%	90.2%	97.7%
Operating income	10.5%	3.2%	9.8%	2.3%
Interest expense, net	-0.9%	-0.7%	-0.8%	-0.6%
Income before income taxes	9.6%	2.5%	9.0%	1.7%
Provision for income taxes	3.8%	1.0%	3.6%	0.7%
Net income	5.8%	1.5%	5.4%	1.0%

Index

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues.    Revenues increased by $43.1 million, or 50.6%, to $128.1 million for the quarter ended June 30, 2009 from $85.1 million for the quarter ended June 30, 2008. Approximately $13.3 million, or 31.0%, of this increase was a result of our acquisitions of Briarwood College on December 1, 2008, six of the seven schools comprising Baran Institute of Technology (“BAR”) on January 20, 2009 and Clemens College (“Clemens”) on April 20, 2009 (the “Acquisitions”).  Excluding the Acquisitions, the increase in revenues was primarily attributable to a 28.8% increase in average student population, which increased to 23,877 for the quarter ended June 30, 2009 from 18,540 for the quarter ended June 30, 2008.  Average revenue per student on a same school basis increased 4.8% for the quarter ended June 30, 2009 from the quarter ended June 30, 2008 primarily from tuition increases which ranged from 3% to 5% annually and by a shift in student population to students enrolled in higher tuition programs.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $15.2 million, or 42.3%, to $51.1 million for the quarter ended June 30, 2009 from $35.9 million for the quarter ended June 30, 2008. The Acquisitions accounted for $8.2 million, or 53.9%, of this increase. Excluding the Acquisitions, the increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $4.1 million, or 21.1%, and books and tools expenses, which increased by $2.0 million, or 49.2%, respectively, over the same quarter in 2008. This increase was attributable to a 33.0% increase in student starts for the second quarter of 2009 as compared to the second quarter of 2008 and the overall increase in student population and higher tool sales during the second quarter of 2009 compared to the second quarter of 2008.  On a same school basis, we began the second quarter of 2009 with approximately 4,500 more students than we had on April 1, 2008, and as of June 30, 2009 our population on a same school basis was approximately 5,400 higher than as of June 30, 2008. The remainder of the increase was due to facilities expenses, which increased by approximately $0.9 million over the same quarter in 2008.   This increase was attributable to: (a) a $0.4 million increase in rent expense resulting from the expansion of our Melrose Park, Illinois and Vine Street, Ohio campuses, our  new campus in Toledo, Ohio and lease extensions at our existing campuses; (b) a $0.2 million increase in repairs and maintenance costs due to higher common area charges relating to our lease expansions and new locations; and (c) a $0.3 million increase in real-estate taxes due to additional campus space as well as annual property value and tax rate increases.   Educational services and facilities expenses as a percentage of revenues decreased to 39.9% for the second quarter of 2009 from 42.2% for the second quarter of 2008.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the quarter ended June 30, 2009 were $63.6 million, an increase of $17.1 million, or 36.9%, from $46.4 million for the quarter ended June 30, 2008. Approximately $7.4 million, or 43.3%, of this increase was attributable to the Acquisitions. Excluding the Acquisitions, the increase in our selling, general and administrative expenses for the quarter ended June 30, 2009 was primarily due to: (a) a $0.6 million, or 14.4%, increase in student services; (b) a $1.5 million, or 8.4%, increase in sales and marketing; and (c) a $7.7 million, or 30.8%, increase in administrative expenses as compared to the quarter ended June 30, 2008.

The increase in student services was primarily due to annual increases in compensation and benefit expenses to our financial aid and career services personnel as well as an overall increase in the number of financial aid and career services personnel as a result of the larger student population during the second quarter of 2009 as compared to the second quarter of 2008.

The increase in sales and marketing expense was due to: (a) annual compensation increases to sales representatives; (b) the hiring of additional sales representatives to support our current and future growth; and (c) increased call center support as compared to the second quarter of 2008.  In addition, we continued to invest in our marketing initiatives in an effort to continue to grow our student population.

The increase in administrative expenses during the second quarter of 2009 as compared to the second quarter of 2008 was primarily due to: (a) a $3.0 million increase in personnel costs, relating to annual compensation increases,  increased number of personnel associated with the opening of our new Toledo, Ohio campus as well as our higher student population during the quarter ended June 30, 2009 as compared to the second quarter of 2008,  increased accruals for incentive compensation and increased cost of benefits provided to employees; (b) a $2.4 million increase in bad debt expense; (c) $0.5 million of  legal costs; (d) a $0.2 million increase in software maintenance expenses resulting from increased software licenses for our student management system; (e) $0.3 million incurred due to the re-branding of our Florida Culinary Institute in West Palm Beach, Florida; (f) $0.3 million related to repairs and maintenance of equipment and general administrative supplies; and (g) $0.5 million of  costs incurred related to our acquisition of BAR expensed in accordance with SFAS No. 141R.  As a percentage of revenues, selling, general and administrative expenses for the second quarter of 2009 decreased to 49.6% from 54.6% for the second quarter of 2008.

For the quarter ended June 30, 2009, including the Acquisitions, our bad debt expense as a percentage of revenue was 6.7% as compared to 6.5% for the same quarter in 2008.  This increase was primarily attributable to higher accounts receivable due to an increase of 28.8% in average student population for the second quarter of 2009 as compared to the second quarter of 2008.  The number of days sales outstanding at June 30, 2009 decreased to 22.7 days, compared to 26.4 days at June 30, 2008. This decrease is primarily attributable to our program to centralize the back office administration of our financial aid department in an effort to improve the effectiveness and timeliness of our financial aid processing. As of June 30, 2009, we had outstanding loan commitments to our students of $24.6 million as compared to $23.6 million at March 31, 2009 and $24.8 million at December 31, 2008.  Loan commitments, net of interest that would be due on the loans through maturity, were $17.0 million at June 30, 2009 as compared to $16.2 million at March 31, 2009 and $17.0 million at December 31, 2008.

Index

Net interest expense.    Our net interest expense for the quarter ended June 30, 2009 was $1.1 million, an increase of $0.5 million from $0.6 million for the quarter ended June 30, 2008.  This increase of $0.5 million is attributable to real estate capital leases assumed in connection with the Acquisitions.

Income taxes.    Our provision for income taxes for the quarter ended June 30, 2009 was $4.9 million, or 39.9% of pretax income, compared to $0.9 million, or 41.5% of pretax income for the quarter ended June 30, 2008. The decrease in our effective tax rate for the quarter ended June 30, 2009 was primarily attributable to a change in the mix in state taxable income among various states.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues.  Revenues increased by $77.6 million, or 45.9%, to $246.7 million for the six months ended June 30, 2009 from $169.1 million for the six months ended June 30, 2008. The Acquisitions accounted for approximately $24.9 million, or 32.1%, of this increase. Excluding the Acquisitions, the increase in revenues was primarily attributable to a 25.6% increase in average student population, which increased to 23,237 for the six months ended June 30, 2009 from 18,499 for the six months ended June 30, 2008.  Average revenue per student on a same school basis increased 4.4% for the six months ended June 30, 2009 from the six months ended June 30, 2008 primarily from tuition increases which ranged from 3% to 5% annually and by a shift in student population to students enrolled in higher tuition programs.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $26.9 million, or 37.0%, to $99.4 million for the six months ended June 30, 2009 from $72.6 million for the six months ended June 30, 2008. The Acquisitions accounted for $14.6 million, or 54.3%, of this increase. Excluding the Acquisitions, the increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $6.8 million, or 17.5%, and books and tools expenses, which increased by $3.9 million, or 46.2%, respectively, over the same period in 2008. This increase was attributable to a 34.1% increase in student starts for the six months ended June 30, 2009 as compared to the same period in 2008 and the overall increase in student population and higher tool sales during the six months ended June 30, 2009 compared to the same period in 2008.  On a same school basis, we began 2009 with approximately 3,000 more students than we had on January 1, 2008, and as of June 30, 2009, our population on a same school basis was approximately 5,400 higher than as of June 30, 2008. The remainder of the increase was due to facilities expenses, which increased by approximately $1.5 million over the same period in 2008.  This increase was attributable to: (a) a $0.6 million increase in rent expense resulting from the expansion of our Melrose Park, Illinois and Vine Street, Ohio campuses, our  new campus in Toledo, Ohio and lease extensions at our existing campuses; (b) a $0.6 million increase in repairs and maintenance costs due to higher common area charges relating to our lease expansions and new locations; and (c) a $0.4 million increase in real-estate taxes due to additional campus space as well as annual property value and tax rate increases.  Educational services and facilities expenses as a percentage of revenues decreased to 40.3% from 42.9% for the six months ended June 30, 2009 compared to the same period in 2008.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the six months ended June 30, 2009 were $123.2 million, an increase of $30.6 million, or 33.1%, from $92.6 million for the quarter ended June 30, 2008. Approximately $13.8 million, or 45.1%, of this increase was attributable to the Acquisitions. Excluding the Acquisitions, the increase in our selling, general and administrative expenses for the quarter ended June 30, 2009 was primarily due to: (a) a $1.2 million, or 15.3%, increase in student services; (b) a $2.9 million, or 8.2%, increase in sales and marketing; and (c) a $12.7 million, or 25.6%, increase in administrative expenses as compared to the same period in 2008.

The increase in student services was primarily due to annual increases in compensation and benefit expenses to our financial aid and career services personnel as well as an overall increase in the number of financial aid and career services personnel as a result of the larger student population during the six months ended June 30, 2009 as compared to the same period in 2008.

The increase in sales and marketing expense was due to: (a) annual compensation increases to sales representatives; (b) the hiring of additional sales representatives to support our current and future growth; and (c) increased call center support as compared to the same period in 2008.  In addition, we continued to invest in marketing initiatives in an effort to continue to grow our student population.

Index

The increase in administrative expenses during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to: (a) a $5.3 million increase in personnel costs, relating to annual compensation increases, increased number of personnel associated with the opening of our new Toledo, Ohio campus as well as our higher student population during the six months ended June 30, 2009 as compared to the same period in 2008,  increased accruals for incentive compensation and increased cost of benefits provided to employees; (b) a $4.4 million increase in bad debt expense; (c) $0.5 million of  legal costs; (d) a $0.4 million increase in software maintenance expenses resulting from increased software licenses for our student management system; (e) $0.3 million incurred due to the re-branding of our Florida Culinary Institute in West Palm Beach, Florida; (f) $1.3 million of costs incurred related to our acquisition of BAR expensed in accordance with SFAS No. 141R; and (g) $0.4 million related to repairs and maintenance of equipment and general administrative supplies.  As a percentage of revenues, selling, general and administrative expenses for the six months ended June 30, 2009 decreased to 49.9% from 54.8% for the same period in 2008.

For the six months ended June 30, 2009, including the Acquisitions, our bad debt expense as a percentage of revenue was 6.4% as compared to 5.7% for the same period in 2008.  This increase was primarily attributable to higher accounts receivable due to an increase of 25.6% in average student population for the six months ended June 30, 2009 as compared to the same period in 2008.  The number of days sales outstanding at June 30, 2009 decreased to 23.5 days, compared to 26.6 days at June 30, 2008. This decrease is primarily attributable to our program to centralize the back office administration of our financial aid department in an effort to improve the effectiveness and timeliness of our financial aid processing.

Net interest expense.    Our net interest expense for the six months ended June 30, 2009 was $2.1 million, an increase of $1.1 million, from $1.0 million for the same period in 2008.  This increase of $1.1 million is attributable to real estate capital leases assumed in connection with the Acquisitions.

Income taxes.    Our provision for income taxes for the six months ended June 30, 2009 was $8.8 million, or 39.9% of pretax income, compared to $1.2 million, or 40.8% of pretax income for the same period in 2008. The decrease in our effective tax rate for the quarter ended June 30, 2009 was primarily attributable to a change in the mix in state taxable income among various states.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.

The following chart summarizes the principal elements of our cash flows:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$9,832	$8,357
Net cash used in investing activities	$(32,913)	$(12,560)
Net cash provided by financing activities	$20,485	$9,592

At June 30, 2009, we had $12.6 million in cash and cash equivalents, representing a decrease of approximately $2.6 million as compared to $15.2 million as of December 31, 2008.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit agreement and cash generated from operations.  During the first six months of 2009, we borrowed $44.0 million to finance our acquisition of BAR and to finance our working capital needs and subsequently repaid $39.0 million.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. In February 2009, we sold common stock in a public offering and received net proceeds of approximately $14.9 million.  The proceeds of this offering were used to repay borrowings under our credit agreement.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit agreement or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all.  At June 30, 2009, we had net borrowings available under our $100 million credit agreement of approximately $89.4 million, including a $14.4 million sub-limit on letters of credit.  The credit agreement terminates on February 15, 2010.  We intend to refinance our credit agreement prior to the maturity date; however we cannot assure you that we will be able to do so or that any refinancing would be on terms favorable to us.

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

Cash Flow Operating Activities

Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2009 compared to $8.4 million for the six months ended June 30, 2008.  The $1.4 million increase in net cash provided by operating activities was primarily due to an increase in net income of approximately $11.5 million and an increase in other working capital items offset by $11.8 million of higher tax payments during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Cash Flow Investing Activities

Net cash used in investing activities increased by $20.4 million to $32.9 million for the six months ended June 30, 2009 from $12.6 million for the six months ended June 30, 2008.  This increase was primarily attributable to a $27.6 million increase in cash used towards the BAR and Clemens acquisitions offset by a $6.7 million decrease in capital expenditures for the quarter ended June 30, 2009 as compared to the same quarter of 2008.   Our capital expenditures primarily resulted from facility expansion, leasehold improvements, and investments in classroom and shop technology.

Capital expenditures are expected to continue to increase in the remainder of 2009 as we upgrade and expand current equipment and facilities or open new facilities to meet increased student enrollments. We anticipate capital expenditures to approximate 5% of revenues in 2009 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit agreement.

Cash Flow Financing Activities

Net cash provided by financing activities was $20.5 million for the six months ended June 30, 2009, as compared to $9.6 million for the six months ended June 30, 2008.  This increase of $10.9 million was primarily due to $14.9 million received from the Company’s sale of common stock in a public offering during the six months ended June 30, 2009 as compared to $6.4 million in repurchases of our common stock during the six months ended June 30, 2008, offset by $11.0 million decrease in net borrowings under our credit agreement.

Under the terms of our credit agreement, the lending syndicate provided us with a $100 million credit facility for a term of five years which terminates in February 2010.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.

The following table sets forth our long-term debt (in thousands):

	June 30,	December 31,
	2009	2008
Credit agreement	$5,000	$-
Finance obligation	9,672	9,672
Notes payable (with rates ranging from 6.8% to 7.8%)	187	-
Capital lease-property	27,311	-
Capital leases-equipment (with a rate of 8.5%)	433	502
Subtotal	42,603	10,174
Less current maturities	(5,502)	(130)
Total long-term debt	$37,101	$10,044

See Note 6 to our unaudited condensed consolidated financial statements for more information regarding our long term debt and lease obligations.

Contractual Obligations

Long-term Debt.  As of June 30, 2009, our long term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001, notes payable, and amounts due under capital lease obligations.

Index

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2023 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2009, measured from the end of our fiscal year, December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$5,000	$5,000	$-	$-	$-
Capital leases (including interest)	61,531	2,471	5,186	5,083	48,791
Notes payable (including interest)	198	172	26	-	-
Operating leases	161,307	19,841	35,907	32,570	72,989
Rent on finance obligation	10,693	1,426	2,852	2,852	3,563
Total contractual cash obligations	$238,729	$28,910	$43,971	$40,505	$125,343

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2009, except for our letters of credit of $5.6 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

As a result of soft organic enrollment trends that we had experienced in prior years, we instituted numerous initiatives to strengthen our internal operations.  These initiatives, coupled with the counter cyclicality of our programs which thrive during a weak economy, have now produced:
•	Eleven consecutive quarters of positive student start growth
•	Eight consecutive quarters of enrollment growth
•	34.1% student start growth for the six months ended June 30, 2009.
•	Approximately 3,000 more students on a same school basis entering 2009 than we had on January 1, 2008.
Because our revenue stream is closely related to our enrollments, we believe that this will result in meaningful revenue and net income growth in 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of June 30, 2009, we had $5.0 million outstanding borrowings under our credit agreement.  The interest rate under this borrowing was 1.32% at June 30, 2009.

Index

Based on our outstanding borrowings, a change of one percent in the interest rate would cause a change in our interest expense of approximately $0.1 million, or less than $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on students’ ability to obtain financing.  Increases in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our annual meeting held on April 30, 2009, the shareholders voted to approve all of management’s proposals as follows:

1.           For the election of ten directors to hold office until our next annual meeting, the voting for each nominee was:

	Votes For	Votes Withheld
Peter S. Burgess	24,981,557	393,260
James J. Burke, Jr.	20,781,768	4,593,049
David F. Carney	24,936,551	438,266
Celia H. Currin	24,981,557	393,260
Paul E. Glaske	21,973,159	3,401,658
Charles F. Kalmbach	21,982,658	3,392,159
Shaun E. McAlmont	24,905,232	469,585
Alexis P. Michas	21,158,795	4,216,022
J. Barry Morrow	25,011,313	363,504
Jerry G. Rubenstein	25,010,092	364,725

2.           For the amendment of the Company’s 2005 Non-Employee Directors Restricted Stock Plan:

Votes For	Votes Against	Abstained	Not Voted
19,874,933	3,948,783	385,457	1,165,644

3.           For ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2009:

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

Index

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 5, 2009	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)