Form 10-Q
period 2009-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2009-11-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 4, 2009, there were 27,039,272 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,056	$15,234
Restricted cash	368	383
Accounts receivable, less allowance of $22,624 and $13,914 at September 30, 2009 and December 31, 2008, respectively	33,698	22,857
Inventories	3,347	3,374
Deferred income taxes, net	8,912	5,627
Due from federal programs	62	828
Prepaid expenses and other current assets	8,613	2,958
Total current assets	93,056	51,261

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $93,497 and $83,345 at September 30, 2009 and December 31, 2008, respectively	139,206	108,567

OTHER ASSETS:
Noncurrent accounts receivable, less allowance of $1,429 and $824 at September 30, 2009 and December 31, 2008, respectively	5,717	3,326
Deferred finance charges	420	632
Deferred income taxes, net	8,710	7,080
Goodwill	111,973	91,460
Other assets, net	8,792	5,716
Total other assets	135,612	108,214
TOTAL	$367,874	$268,042

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$391	$130
Unearned tuition	47,436	38,806
Accounts payable	17,288	12,349
Accrued expenses	30,693	16,239
Income taxes payable	2,038	3,263
Other short-term liabilities	357	314
Total current liabilities	98,203	71,101

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	36,987	10,044
Pension plan liabilities, net	4,393	4,335
Accrued rent	6,115	5,972
Other long-term liabilities	1,887	1,641
Total liabilities	147,585	93,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, no par value - authorized 100,000,000 shares at September 30, 2009 and December 31, 2008, issued and outstanding 27,512,465 shares at September 30, 2009 and 26,088,261 shares at December 31, 2008	137,088	120,597
Additional paid-in capital	13,443	15,119
Deferred compensation	-	(3,619)
Treasury stock at cost - 615,000 shares at September 30, 2009 and December 31, 2008	(6,584)	(6,584)
Retained earnings	82,125	55,219
Accumulated other comprehensive loss	(5,783)	(5,783)
Total stockholders' equity	220,289	174,949
TOTAL	$367,874	$268,042

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$148,368	$100,481	$395,077	$269,584
COSTS AND EXPENSES:
Educational services and facilities	57,651	41,554	157,069	114,109
Selling, general and administrative	66,562	48,485	189,748	141,058
Loss (gain) on sale of assets	4	51	(10)	91
Total costs & expenses	124,217	90,090	346,807	255,258
OPERATING INCOME	24,151	10,391	48,270	14,326
OTHER:
Interest income	16	33	25	96
Interest expense	(1,129)	(579)	(3,232)	(1,665)
Other income	11	-	27	-
INCOME BEFORE INCOME TAXES	23,049	9,845	45,090	12,757
PROVISION FOR INCOME TAXES	9,393	4,139	18,184	5,326
NET INCOME	$13,656	$5,706	$26,906	$7,431
Basic
Net income per share	$0.51	$0.23	$1.02	$0.29
Diluted
Net income per share	$0.50	$0.22	$1.00	$0.29
Weighted average number of common shares outstanding:
Basic	26,590	25,088	26,261	25,362
Diluted	27,371	25,810	27,013	26,039

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Deferred	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Stock	Earnings	Loss	Total
BALANCE - January 1, 2009	26,088,261	$120,597	$15,119	$(3,619)	$(6,584)	$55,219	$(5,783)	$174,949
Net income	-	-	-	-	-	26,906	-	26,906
Stock-based compensation expense
Restricted stock	19,288	-	45	798	-	-	-	843
Stock options	-	-	685	-	-	-	-	685
Tax benefit of options exercised	-	-	487	-	-	-	-	487
Sale of common stock, net of expenses	1,150,000	14,932	-	-	-	-	-	14,932
Net share settlement for equity-based compensation	(5,013)	-	(72)	-	-	-	-	(72)
Other	-	-	(2,821)	2,821	-	-	-	-
Exercise of stock options	259,929	1,559	-	-	-	-	-	1,559
BALANCE - September 30, 2009	27,512,465	$137,088	$13,443	$-	$(6,584)	$82,125	$(5,783)	$220,289

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,906	$7,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,576	13,377
Amortization of deferred finance charges	212	146
Deferred income taxes	(3,465)	(904)
(Gain) loss on disposition of assets	(10)	91
Provision for doubtful accounts	25,982	15,855
Write-off of trade name	280	-
Stock-based compensation expense	1,528	1,771
Tax benefit associated with exercise of stock options	(487)	(16)
Deferred rent	137	341
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(36,610)	(19,714)
Inventories	170	(1,170)
Prepaid expenses and current assets	(1,507)	354
Due from federal programs	766	5,929
Other assets	(4)	2
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(1,274)	2,377
Other liabilities	253	(1,211)
Income taxes payable/prepaid	(738)	(1,136)
Accrued expenses	11,268	5,652
Pension plan contribution	(661)	-
Unearned tuition	2,543	828
Total adjustments	15,959	22,572
Net cash provided by operating activities	42,865	30,003
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	377	-
Capital expenditures	(8,953)	(15,919)
Proceeds from sale of property and equipment	90	-
Acquisitions, net of cash acquired, including restricted cash	(27,552)	-
Net cash used in investing activities	(36,038)	(15,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	44,000	23,000
Payments on borrowings	(44,000)	(28,000)
Proceeds from exercise of stock options	1,559	74
Tax benefit associated with exercise of stock options	487	16
Net share settlement for equity-based compensation	(72)	-
Principal payments under capital lease obligations	(911)	(156)
Purchase of treasury stock	-	(6,375)
Proceeds from issuance of common stock, net of issuance costs	14,932	-
Net cash provided by (used in) financing activities	15,995	(11,441)
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,822	2,643
CASH AND CASH EQUIVALENTS—Beginning of period	15,234	3,502
CASH AND CASH EQUIVALENTS—End of period	$38,056	$6,145

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended
	September 30,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,031	$1,571
Income taxes	$22,969	$7,754
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital leases acquired in acquisition	$26,828	$-
Fixed assets acquired in noncash transactions	$1,100	$1,505

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements which should be read in conjunction with the December 31, 2008 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Stock Based Compensation –The accompanying condensed consolidated statements of operations include compensation expense of approximately $0.5 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

2.    WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three and nine months ended September 30, 2009 and 2008, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic shares outstanding	26,590,492	25,087,946	26,260,511	25,361,821
Dilutive effect of stock options	780,278	721,765	752,742	677,530
Diluted shares outstanding	27,370,770	25,809,711	27,013,253	26,039,351

For the three months ended September 30, 2009 and 2008, options to acquire 79,500 and 546,708 shares, respectively, and for the nine months ended September 30, 2009 and 2008, options to acquire 112,500 and 546,708 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

3.    BUSINESS ACQUISITIONS

On January 20, 2009, the Company completed the acquisition of six of the seven schools comprising Baran Institute of Technology, Inc. (“BAR”), for approximately $24.9 million in cash, net of cash acquired, subject to further post closing adjustments.  BAR consists of seven schools serving approximately 2,700 students as of September 30, 2009 and offers associate and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  On April 20, 2009, the Company acquired the seventh BAR school, Clemens College (“Clemens”), for $2.7 million, in cash, net of cash acquired.  In connection with these acquisitions, the Company incurred approximately $1.3 million of transaction expenses for the nine months ended September 30, 2009.

Index

On December 1, 2008, the Company acquired all of the rights, title and interest in the assets of Briarwood College (“BRI”) for approximately $10.6 million, net of cash acquired.  BRI is regionally accredited by the New England Association of Schools and Colleges, and currently offers two bachelor degree programs to approximately 700 students as of September 30, 2009 from Connecticut and surrounding states.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price allocation for BRI was finalized on June 30, 2009.  With respect to BAR and Clemens acquisitions the purchase prices have been preliminarily allocated to identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.  The allocation may be revised when the Company receives final information including appraisals, valuations, settlement of purchase price and other analyses related to certain intangible assets.

The following table summarizes the reported fair value of assets acquired and liabilities assumed related to acquisitions:

	BAR January 20, 2009 and Clemens April 20, 2009	BRI December 1, 2008

Restricted cash	$362	$-
Current assets, excluding cash acquired (1)	8,126	195
Property, equipment and facilities	36,739	1,265
Goodwill	19,267	9,992
Identified intangibles:
Student contracts	2,162	450
Trade name	510	-
Accreditation	1,040	960
Curriculum	410	40
Non-compete	1,980	-
Other long-term assets	1,094	21
Current liabilities assumed	(16,688)	(1,539)
Long-term liabilities assumed	(27,450)	(816)
Cost of acquisition, net of cash acquired	$27,552	$10,568

(1) Current assets, excluding cash acquired for BAR includes reported amounts due from the seller in accordance with the stock purchase agreement.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently, if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Changes in the carrying amount of goodwill from December 31, 2008 through September 30, 2009 are as follows:

Goodwill balance as of December 31, 2008	$91,460
Goodwill adjustments (1)	1,246
Goodwill acquired pursuant to business acquisition-BAR	19,267
Goodwill balance as of September 30, 2009	$111,973

(1) Goodwill adjustments are related to the finalization of the purchase price of BRI.

Index

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2008	$2,563	$1,270	$-	$1,307	$2,000	$201	$7,341
Acquisitions (1)	2,162	-	510	1,040	410	1,980	6,102
BRI adjustment (2)	102	-	-	(40)	(1,260)	-	(1,198)
Disposal (3)	-	(280)	-	-	-	-	(280)
Gross carrying amount at September 30, 2009	4,827	990	510	2,307	1,150	2,181	11,965

Accumulated amortization at December 31, 2008	2,230	-	-	-	289	105	2,624
Amortization	1,188	-	62	-	73	498	1,821
Accumulated amortization at September 30, 2009	3,418	-	62	-	362	603	4,445

Net carrying amount at September 30, 2009	$1,409	$990	$448	$2,307	$788	$1,578	$7,520

Weighted average amortization period (years)	2	Indefinite	6	Indefinite	10	3

(1) The acquisitions related to the acquisitions of six of the BAR schools on January 20, 2009 and Clemens on April 20, 2009
(2) The adjustments are related to the finalization of the purchase price of BRI.
(3) During the second quarter of 2009, the Company wrote-off the value of the trade name of Florida Culinary Institute in West Palm Beach, Florida due to rebranding.

Amortization of intangible assets was approximately $0.6 million and $27 thousand for the three months ended September 30, 2009 and 2008, respectively, and $1.8 million and $86 thousand for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remaining of 2009	$642
2010	1,894
2011	883
2012	232
2013	181
Thereafter	391
$4,223

Index

5.    LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	September 30,	December 31,
	2009	2008
Credit agreement (a)	$-	$-
Finance obligation (b)	9,672	9,672
Note payable	43	-
Capital lease-property (with a rate of 8.0%) (c)	27,260	-
Capital leases-equipment (with a rate of 8.5%)	403	502
	37,378	10,174
Less current maturities	(391)	(130)
	$36,987	$10,044

(a) The Company has a credit agreement with a syndicate of banks which terminates on February 15, 2010.  Under the terms of the credit agreement, the syndicate provided the Company with a $100 million credit facility.  The credit agreement permits the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement.  At the time of entering into the credit agreement, the Company incurred approximately $0.8 million of deferred finance charges.  At September 30, 2009, the Company had outstanding letters of credit aggregating $5.6 million which were primarily comprised of letters of credit for the Department of Education and real estate leases.

The obligations of the Company under the credit agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock.  Outstanding borrowings bear interest at the rate of adjusted LIBOR, as defined, plus 1.0% to 1.75% or a base rate (as defined in the credit agreement).  In addition to paying interest on outstanding principal under the credit agreement, the Company and its subsidiaries are required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined.

As of September 30, 2009 and December 31, 2008, the Company had no amounts outstanding under its credit agreement.  During the nine months ended September 30, 2009, the Company borrowed a total of $44.0 million and repaid $44.0 million under its credit agreement.  Interest rates on borrowing under the credit agreement during the nine months ended September 30, 2009 ranged from 1.32% to 3.25%.

The credit agreement contains various covenants, including total funded debt to adjusted EBITDA of not less than 2:1, net worth of not less than $141.8 million, a fixed charge coverage ratio of not less that 1:1, a minimum financial responsibility score of not less than 1.0, and a cohort default rate of not more than 20%.  Additionally, the credit agreement contains customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of September 30, 2009, the Company was in compliance with the financial covenants contained in the credit agreement.

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

6.    EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received an award of restricted shares of common stock totaling 200,000 shares, valued at $2.9 million, on October 30, 2007; 80,000 shares, valued at $1.0 million, on February 29, 2008; 8,000 shares, valued at $0.1 million, on May 2, 2008; and 8,000 shares, valued at $0.1 million, on May 5, 2008.  As of September 30, 2009, there were a total of 296,000 restricted shares awarded and 59,200 shares vested under the LTIP.  The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three months ended September 30, 2009 and 2008 was $0.2 million and $0.2 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $0.6 million and $0.6 million, respectively. The unrecognized restricted stock expense under the LTIP as of September 30, 2009 and December 31 2008 was $2.6 million and $3.2 million, respectively.

Index

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. As of September 30, 2009, there were a total of 104,242 shares awarded and 60,047 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended September 30, 2009 and 2008 was $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $0.2 million and $0.2 million, respectively. The unrecognized restricted stock expense under the Non-Employee Directors Plan as of September 30, 2009 and December 31, 2008 was $0.5 million and $0.4 million, respectively.

In 2009 and 2008, the Company completed a net share settlement for 5,013 and 13,512 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2009 and/or 2008, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a decrease of approximately $0.1 million and $0.2 million in 2009 and 2008, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

On February 18, 2009, the Company issued 1.15 million shares of common stock in a public offering and received net proceeds of approximately $14.9 million, after deducting underwriting commissions and offering costs of approximately $0.3 million.  In addition, in connection with the same public offering, the Company also expensed $1.2 million of costs associated with the sale of stock by certain selling shareholders.

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2009 were $7.34 per share using the following weighted average assumptions for grants:

September 30, 2009
Expected volatility	51.95%
Expected dividend yield	0%
Expected life (term)	6 years
Risk-free interest rate	2.29%
Weighted-average exercise price during the year	$14.36

The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2008	1,474,215	$9.98	5.25 years	$6,808
Granted	27,000	14.36
Canceled	(21,833)	15.38
Exercised	(259,929)	6.00		3,224
Outstanding September 30, 2009	1,219,453	10.83	4.79 years	14,798
Exercisable as of September 30, 2009	1,040,039	10.47	4.23 years	13,015

Index

As of September 30, 2009, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.5 million.  This amount will be expensed over the weighted-average period of approximately 1.6 years.

The following table presents a summary of stock options outstanding:

	At September 30, 2009
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	437,746	2.29	$3.10	437,746	$3.10
$4.00-$13.99	265,499	7.80	11.88	132,016	11.78
$14.00-$19.99	403,708	5.49	15.17	364,377	15.18
$20.00-$25.00	112,500	4.89	22.90	105,900	23.08
	1,219,453	4.79	10.83	1,040,039	10.47

7.    INCOME TAXES

The effective tax rate for the three months ended September 30, 2009 and 2008 was 40.8% and 42.0%, respectively, and for the nine months ended September 30, 2009 and 2008 was 40.3% and 41.7%, respectively.

8.    CONTINGENCIES

In the ordinary conduct of its business, the Company is subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which it is a party will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

9.    PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.7 million and $0 for the nine months ended September 30, 2009 and 2008, respectively.  The net periodic benefit cost was $229 thousand and $719 thousand for the three and nine months ended September 30, 2009, respectively.  The net periodic benefit cost was $36 thousand and $2 thousand for the three and nine months ended September 30, 2008.

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

General

We are a leading and diversified provider of career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas principal of study: automotive technology, health sciences, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers and state and federal accrediting bodies. We believe that diversification limits our dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunity to introduce new programs. As of September 30, 2009, 31,509 students were enrolled at our 43 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our destination schools attract students from across the United States, and in some cases, from abroad.

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

Allowance for uncollectible accounts.  Based upon our experience and judgment or economic trends impacting our business, we establish an allowance for uncollectible accounts with respect to tuition receivables.  We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts.  In establishing our allowance for uncollectible accounts, we consider, among other things, a student’s status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments and overall collection history.  Changes in trends in any of these areas may impact the allowance for uncollectible accounts.  The receivables balances of withdrawn students with delinquent obligations are reserved based on our collection history.  Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Index

Our bad debt expense as a percentage of revenues for the three months ended September 30, 2009 and 2008 was 6.8% and 6.3%, respectively, and for the nine months ended September 30, 2009 and 2008 was 6.6% and 5.9%, respectively. Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended September 30, 2009 and 2008 would have resulted in an increase in bad debt expense of $1.5 million and $1.0 million, respectively, and for the nine months ended September 30, 2009 and 2008 would have resulted in an increase in bad debt expense of $4.0 million and $2.7 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of September 30, 2009, goodwill represented approximately $112.0 million, or 30.4%, of our total assets. At December 31, 2008, we tested our goodwill for impairment utilizing a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) approach to estimate the fair value of our individual reporting units and determined that the fair market value of our reporting units exceeded their carrying amount.  No events have occurred subsequently that would have required retesting since that evaluation took place.

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

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	38.9%	41.4%	39.8%	42.3%
Selling, general and administrative	44.8%	48.3%	48.0%	52.3%
Total costs and expenses	83.7%	89.7%	87.8%	94.6%
Operating income	16.3%	10.3%	12.2%	5.4%
Interest expense, net	-0.8%	-0.5%	-0.8%	-0.6%
Income before income taxes	15.5%	9.8%	11.4%	4.8%
Provision for income taxes	6.3%	4.1%	4.6%	2.0%
Net income	9.2%	5.7%	6.8%	2.8%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues.    Revenues increased by $47.9 million, or 47.7%, to $148.4 million for the quarter ended September 30, 2009 from $100.5 million for the quarter ended September 30, 2008. Approximately $14.6 million, or 30.4%, of this increase was a result of our acquisitions of Briarwood College on December 1, 2008, six of the seven schools comprising Baran Institute of Technology (“BAR”) on January 20, 2009 and Clemens College (“Clemens”) on April 20, 2009 (collectively, the “Acquisitions”).  The remainder of the increase in revenues was primarily attributable to a 28.0% increase in average student population, which increased to 26,460 for the quarter ended September 30, 2009 from 20,665 for the quarter ended September 30, 2008.  Average revenue per student on a same school basis increased 4.0% for the quarter ended September 30, 2009 from the quarter ended September 30, 2008 primarily from tuition increases which ranged from 3% to 5% annually and by a shift from lower to higher tuition programs.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $16.1 million, or 38.7%, to $57.7 million for the quarter ended September 30, 2009 from $41.6 million for the quarter ended September 30, 2008. The Acquisitions accounted for $8.8 million, or 54.4%, of this increase. The remainder of the increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $4.9 million, or 24.3%, and books and tools expenses, which increased by $2.1 million, or 27.5%, respectively, over the same quarter in 2008. These increases were attributable to a 19.5% increase in student starts for the third quarter of 2009 as compared to the third quarter of 2008 coupled with a 28.0% increase in average student population and higher tool sales during the third quarter of 2009 compared to the third quarter of 2008.  On a same school basis, we began the third quarter of 2009 with approximately 5,400 more students than we had on July 1, 2008, and as of September 30, 2009 our student population on a same school basis was approximately 5,700 higher than as of September 30, 2008. Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $0.4 million over the same quarter in 2008.   This increase was primarily due to an increase in depreciation expense of $0.2 million resulting from capital expenditures and higher repairs and maintenance expense at our campuses. Educational services and facilities expenses as a percentage of revenues decreased to 38.9% for the third quarter of 2009 from 41.4% for the second quarter of 2008.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the quarter ended September 30, 2009 were $66.6 million, an increase of $18.1 million, or 37.3%, from $48.5 million for the quarter ended September 30, 2008. Approximately $8.2 million, or 45.3%, of this increase was attributable to the Acquisitions. The remainder of the increase in our selling, general and administrative expenses for the quarter ended September 30, 2009 was primarily due to: (a) a $0.8 million, or 19.2%, increase in student services; (b) a $1.7 million, or 9.3%, increase in sales and marketing; and (c) a $7.4 million, or 28.5%, increase in administrative expenses as compared to the quarter ended September 30, 2008.

The increase in student services during the third quarter of 2009 as compared to the third quarter of 2008 was primarily due to annual increases in compensation and benefit expenses to our financial aid and career services personnel.  Additionally, during 2009, we increased the number of financial aid and career services personnel as a result of a larger student population during the third quarter of 2009 as compared to the third quarter of 2008 and to further assist our students’ opportunities during these difficult times.

Index

The increase in sales and marketing expense during the third quarter of 2009 as compared to the third quarter of 2008 was primarily due to: (a) annual compensation increases to sales representatives; (b) additional sales representatives to facilitate our recent and anticipated growth; and (c) increased call center support as compared to the third quarter of 2008.  In addition, we continued to invest in marketing initiatives in an effort to continue to grow our student population.

The increase in administrative expenses during the third quarter of 2009 as compared to the third quarter of 2008 was primarily due to: (a) a $3.5 million increase in personnel costs relating to (i) annual compensation increases and an increase in the number of personnel needed to serve the needs of a higher student population during the quarter ended September 30, 2009 as compared to the third quarter of 2008, (ii) an increase in accruals for incentive compensation and cost of benefits provided to employees; (b) a $3.0 million increase in bad debt expense; (c) $0.5 million of  legal costs; and (d) a net increase of $0.4 million incurred in connection with the sale of stock by our largest shareholder on September 30, 2009 compared to the expenses incurred in the same period of 2008 in connection with the S-3 registration statement filing.  As a percentage of revenues, selling, general and administrative expenses for the third quarter of 2009 decreased to 44.8% from 48.3% for the third quarter of 2008.

For the quarter ended September 30, 2009, including the Acquisitions, our bad debt expense as a percentage of revenue was 6.8% as compared to 6.3% for the same quarter in 2008.  This increase was primarily attributable to higher accounts receivable due to a 28.0% increase in average student population and a 47.7% increase in revenue for the third quarter of 2009 as compared to the third quarter of 2008.  Additionally, during 2009 we considered the current economic environment which has produced high unemployment rates and decided to increase our reserve on graduate receivables to 17% from 10% in 2008.  This is offset by a decrease in the number of days sales outstanding as of September 30, 2009 to 24.4 days, compared to 26.3 days as of September 30, 2008. This decrease was primarily attributable to our efforts in centralizing the back office administration of our financial aid department in an effort to improve the effectiveness and timeliness of our financial aid processing. As of September 30, 2009, we had outstanding loan commitments to our students of $25.3 million as compared to $24.6 million at June 30, 2009 and $24.8 million at December 31, 2008.  Loan commitments, net of interest that would be due on the loans through maturity, were $17.6 million at September 30, 2009 as compared to $17.0 million at June 30, 2009 and $17.0 million at December 31, 2008.

Net interest expense.    Our net interest expense for the quarter ended September 30, 2009 was $1.1 million, an increase of $0.6 million from $0.5 million for the quarter ended September 30, 2008.  This increase was attributable to real estate capital leases assumed in connection with the Acquisitions.

Income taxes.    Our provision for income taxes for the quarter ended September 30, 2009 was $9.4 million, or 40.8% of pretax income, compared to $4.1 million, or 42.0% of pretax income for the quarter ended September 30, 2008. The decrease in our effective tax rate for the quarter ended September 30, 2009 was primarily attributable to a change in the mix in state taxable income among various states.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues.  Revenues increased by $125.5 million, or 46.6%, to $395.1 million for the nine months ended September 30, 2009 from $269.6 million for the nine months ended September 30, 2008. The Acquisitions accounted for approximately $39.5 million, or 31.5%, of this increase. The remainder of the increase in revenues was primarily attributable to a 26.5% increase in average student population, which increased to 24,311 for the nine months ended September 30, 2009 from 19,221 for the nine months ended September 30, 2008.  Average revenue per student on a same school basis increased 4.3% for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 primarily from tuition increases which ranged from 3% to 5% annually and by a shift in student population from lower to higher tuition programs.  For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $43.0 million, or 37.6%, to $157.1 million for the nine months ended September 30, 2009 from $114.1 million for the nine months ended September 30, 2008. The Acquisitions accounted for $23.4 million, or 54.4%, of this increase. The remainder of the increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $11.7 million, or 19.9%, and books and tools expenses, which increased by $6.0 million, or 37.4%, respectively, over the same period in 2008. These increases were attributable to a 27.1% increase in student starts for the nine months ended September 30, 2009 as compared to the same period in 2008 coupled with a 26.5% increase in average student population and higher tool sales during the nine months ended September 30, 2009 compared to the same period in 2008.  On a same school basis, we began 2009 with approximately 3,000 more students than we had on January 1, 2008, and as of September 30, 2009, our population on a same school basis was approximately 5,700 higher than as of September 30, 2008.  Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $1.9 million over the same period in 2008.  This increase was primarily attributable to: (a) a $0.6 million increase in rent expense resulting from the expansion of our Melrose Park, Illinois and Vine Street, Ohio campuses, our  new campus in Toledo, Ohio and lease extensions at our existing campuses; (b) a $0.7 million increase in repairs and maintenance costs due to overall higher common area charges as well as charges relating to our lease expansions and new locations; and (c) a $0.4 million increase in real-estate taxes due to additional campus space as well as annual property value and tax rate increases.  Educational services and facilities expenses as a percentage of revenues decreased to 39.8% from 42.3% for the nine months ended September 30, 2009 compared to the same period in 2008.

Index

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the nine months ended September 30, 2009 were $189.7 million, an increase of $48.7 million, or 34.5%, from $141.1 million for the quarter ended September 30, 2008.  Approximately $22.0 million, or 45.2%, of this increase was attributable to the Acquisitions. The remainder of the increase in our selling, general and administrative expenses for the quarter ended September 30, 2009 was primarily due to: (a) a $2.0 million, or 16.6%, increase in student services; (b) a $4.6 million, or 8.6%, increase in sales and marketing; and (c) a $20.0 million, or 26.6%, increase in administrative expenses as compared to the same period in 2008.

The increase in student services during the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to annual increases in compensation and benefit expenses to our financial aid and career services personnel.  Additionally, during 2009, we increased the number of financial aid and career services personnel as a result of a larger student population during the nine months ended September 30, 2009 as compared to the same period in 2008 and to further assist our students’ opportunities during these difficult economic times.

The increase in sales and marketing expense during the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to: (a) annual compensation increases to sales representatives; (b) additional sales representatives to facilitate our recent and anticipated growth; and (c) increased call center support as compared to the same period in 2008.  In addition, we continued to invest in marketing initiatives in an effort to continue to grow our student population.

The increase in administrative expenses during the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to: (a) a $8.1 million increase in personnel costs relating to (i) annual compensation increases and an increase in the number of personnel needed to serve the needs of a higher student population during the nine months ended September 30, 2009 as compared to the same period in 2008,  (ii) an increase in accruals for incentive compensation and increased cost of benefits provided to employees; (b) a $7.4 million increase in bad debt expense; (c) $1.0 million of  legal costs; (d) a $0.2 million increase in software maintenance expenses resulting from increased software licenses for our student management system; (e) $0.3 million incurred due to the re-branding of our Florida Culinary Institute in West Palm Beach, Florida; (f) $1.4 million in connection with our acquisition of BAR on January 20, 2009; (g) a net increase of $0.2 million incurred in connection with the sale of stock by our largest shareholder on September 30, 2009 and our public offering on February 18, 2009 compared to the expenses incurred in the same period of 2008 in connection with the S-3 registration statement filing; and (h) $0.6 million related to repairs and maintenance of equipment and general administrative supplies.  As a percentage of revenues, selling, general and administrative expenses for the nine months ended September 30, 2009 decreased to 48.0% from 52.3% for the same period in 2008.

For the nine months ended September 30, 2009, including the Acquisitions, our bad debt expense as a percentage of revenue was 6.6% as compared to 5.9% for the same period in 2008.  This increase was primarily attributable to higher accounts receivable due to a 26.5% increase in average student population and a 46.6% increase in revenue for the nine months ended September 30, 2009 as compared to the same period in 2008.  Additionally, during 2009 we considered the current economic environment which has produced high unemployment rates and decided to increase our reserve on graduate receivables to 17% from 10% in 2008. This is offset by a decrease in the number of days sales outstanding at September 30, 2009 to 27.2 days, compared to 29.2 days at September 30, 2008. This decrease was primarily attributable to efforts in centralizing the back office administration of our financial aid department in an effort to improve the effectiveness and timeliness of our financial aid processing.

Net interest expense.    Our net interest expense for the nine months ended September 30, 2009 was $3.2 million, an increase of $1.6 million, from $1.6 million for the same period in 2008.  This increase was attributable to real estate capital leases assumed in connection with the Acquisitions.

Income taxes.    Our provision for income taxes for the nine months ended September 30, 2009 was $18.2 million, or 40.3% of pretax income, compared to $5.3 million, or 41.7% of pretax income for the same period in 2008. The decrease in our effective tax rate for the nine months ended September 30, 2009 was primarily attributable to a change in the mix in state taxable income among various states.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement.

Index

The following chart summarizes the principal elements of our cash flows:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$42,865	$30,003
Net cash used in investing activities	$(36,038)	$(15,919)
Net cash provided by (used in) financing activities	$15,995	$(11,441)

At September 30, 2009, we had $38.1 million in cash and cash equivalents, representing an increase of approximately $22.8 million as compared to $15.2 million as of December 31, 2008.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit agreement and cash generated from operations.  During the first nine months of 2009, we borrowed $44.0 million to finance our acquisition of BAR and to finance our working capital needs and subsequently repaid all borrowings.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit agreement. In February 2009, we sold common stock in a public offering and received net proceeds of approximately $14.9 million.  The proceeds of this offering were used to repay borrowings under our credit agreement.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit agreement or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all.  At September 30, 2009, we had net borrowings available under our $100 million credit agreement of approximately $94.4 million, including a $14.4 million sub-limit on letters of credit.  The credit agreement terminates on February 15, 2010.  We intend to refinance our credit agreement prior to the maturity date; however, we cannot assure you that we will be able to do so or that any refinancing would be on terms favorable to us.

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

Cash Flow Operating Activities

Net cash provided by operating activities was $42.9 million for the nine months ended September 30, 2009 compared to $30.0 million for the nine months ended September 30, 2008.  The $12.9 million increase in net cash provided by operating activities was primarily due to an increase in net income of approximately $19.5 million and an increase in other working capital items offset by $15.2 million of higher tax payments during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Cash Flow Investing Activities

Net cash used in investing activities increased by $20.1 million to $36.0 million for the nine months ended September 30, 2009 from $15.9 million for the nine months ended September 30, 2008.  This increase was primarily attributable to a $27.6 million increase in cash used towards the BAR and Clemens acquisitions offset by a $7.0 million decrease in capital expenditures for the quarter ended September 30, 2009 as compared to the same quarter of 2008.   Our capital expenditures primarily resulted from facility expansion, leasehold improvements, and investments in classroom and shop technology.

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

Index

Cash Flow Financing Activities

Net cash provided by financing activities was $16.0 million for the nine months ended September 30, 2009, as compared to net cash used in financing activities of $11.4 million for the nine months ended September 30, 2008.  This increase of $27.4 million was primarily due to: (a) $14.9 million received from our sale of common stock in a public offering during the nine months ended September 30, 2009 as compared to $6.4 million in repurchases of our common stock during the nine months ended September 30, 2008; (b) a $5.0 million decrease in net payments on borrowings under our credit agreement; (c) $1.5 million increase in proceeds from the exercise of stock options; and (d) offset by $0.8 increase in capital lease payments.

Under the terms of our credit agreement, a lending syndicate provided us with a $100 million credit facility for a term of five years which terminates on February 15, 2010.  The credit agreement permits the issuance of letters of credit of up to $20 million, the amount of which reduces the availability of permitted borrowings under the agreement.

The following table sets forth our long-term debt (in thousands):

	September 30,	December 31,
	2009	2008
Finance obligation	$9,672	$9,672
Note payable	43	-
Capital lease-property (with a rate of 8.0%)	27,260	-
Capital leases-equipment (with a rate of 8.5%)	403	502
Subtotal	37,378	10,174
Less current maturities	(391)	(130)
Total long-term debt	$36,987	$10,044

See Note 5 to our unaudited condensed consolidated financial statements for more information regarding our long term debt and lease obligations.

Contractual Obligations

Long-term Debt.  As of September 30, 2009, our long term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001, note payable, and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2009, measured from the end of our fiscal year, December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$60,876	$2,419	$5,207	$5,083	$48,167
Notes payable (including interest)	43	43	-	-	-
Operating leases	195,413	21,101	42,248	39,105	92,959
Rent on finance obligation	10,337	1,426	2,852	2,852	3,207
Total contractual cash obligations	$266,669	$24,989	$50,307	$47,040	$144,333

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2009, except for our letters of credit of $5.6 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement).  As of September 30, 2009, we had no outstanding borrowings under our credit agreement.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.  RISK FACTORS

Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and subsequent quarterly and current reports filed with the SEC.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, prospects and future results.

Index

A protracted economic slowdown and rising unemployment could harm our business if our students are unable to obtain employment upon completion of their programs, are unable to repay student loans or elect not to pursue education with us.

 We believe that many students pursue postsecondary education to be more competitive in the job market. However, the current economic recession has adversely affected job markets and a protracted economic slowdown could further increase unemployment and diminish job prospects and placement rates. Our placement rates declined in 2008 compared to 2007, and further diminished job prospects and placement rates and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. As a result, our enrollment and operating performance could suffer. The recent weakness in the job markets could also affect the prospects for long-term job growth, and there can be no assurance that the growth projected by the U.S. Bureau of Labor Statistics through 2016 will materialize.

 In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which could negatively impact the cohort default rates of our institutions. Our 2006 cohort default rates at our institutions, including Briarwood and the Baran schools, as reported by the DOE range from 5.8% to 19.3%. Our 2007 cohort default rates as reported by the DOE range from 0% to 22.9%, and were higher than the 2006 cohort default rates for most of our schools, and the weakness in the economy could continue to increase default rates. For information regarding the historical default rates for our schools, see "Business—Regulatory Environment—Federal Family Education Loan Program" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. An increase in our cohort default rates in excess of specified levels could cause our institutions to lose their eligibility to participate in some or all Title IV Programs which could have a material adverse effect on our operations. See "Risk Factors—Risks Related to Our Industry—Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our failure to comply with regulations promulgated by the DOE could result in financial penalties, or the limitation, suspension, or termination of our continued participation in the Title IV programs.

The issues addressed in the regulations that have been or are expected to be proposed by the DOE, as well as the issues to be addressed in the upcoming negotiated rulemaking process, which are described under "Recent Developments—Regulation" in our Current Report on Form 8-K that we filed on September 21, 2009, are broad and complex and concern a number of significant aspects of the Title IV programs, including eligibility and certification, administrative capability, school-lender relationships, the 90/10 rule, incentive compensation and student loan default rates. At this time, we cannot be certain whether and to what extent any changes may affect our ability to remain eligible to participate in the Title IV programs or require us to incur additional costs in connection with our administration of the Title IV programs. Any future changes that jeopardize our eligibility to participate in some or all of the Title IV programs could materially adversely affect us. Failure of an institution to comply with new or existing DOE regulations could result in sanctions, including loss of eligibility to participate in Title IV programs; requirement to repay Title IV funds and related costs to the DOE and lenders; transfer of the institution to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which would adversely affect the timing of the institution's receipt of Title IV funds; requirement to post a letter of credit in favor of the DOE as a condition for continued Title IV certification; requirement to provide timely information regarding certain oversight and financial events; proceedings to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs; an emergency action to suspend the institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing; denial or refusal to consider an institution's application for renewal of its certification to participate in Title IV programs; or referral of a matter for possible civil or criminal investigation.

Our regulatory environment and our reputation may be negatively influenced by the actions of other postsecondary institutions.

In recent years, regulatory investigations and civil litigation have been commenced against several postsecondary educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with DOE regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily on the allegations made against these specific companies, broader allegations against the overall postsecondary sector may negatively impact public perceptions of postsecondary educational institutions, including us. Such allegations could result in increased scrutiny and regulation by the DOE, U.S. Congress, accrediting bodies, state legislatures or other governmental authorities on all postsecondary institutions, including us.

System disruptions to our technology infrastructure could impact our ability to generate revenue and could damage the reputation of our institutions.

The performance and reliability of our technology infrastructure is critical to our reputation and to our ability to attract and retain students. We license the software and related hosting and maintenance services for our online platform and our student information system from third-party software providers. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our students. Any such system disruptions could impact our ability to generate revenue and affect our ability to access information about our students and could also damage the reputation of our institutions.

Index

A decline in the overall growth of enrollment in postsecondary institutions, or in our core disciplines or in the number of students seeking degrees online, could cause us to experience lower enrollment at our schools, which could negatively impact our future growth.

According to a March 2009 report from the NCES, enrollment in degree-granting, postsecondary institutions is projected to grow 10.0% over the ten-year period ending fall 2017 to approximately 20.1 million. This growth is slower than the 25.8% increase reported in the prior ten-year period ended in fall 2007, when enrollment increased from 14.5 million in 1997 to 18.2 million in 2007. Similarly, a 2008 study by Eduventures, LLC, projects a compound annual growth rate of 12.5% in online postsecondary education enrollment over the five-year period ending fall 2013, which represents an aggregate increase in online enrollment of 1.5 million. This growth is slower than the 25.3% compound annual growth rate in the prior five-year period ending fall 2008, which represented an aggregate increase in online enrollment of 1.3 million. In addition, according to a March 2008 report from the Western Interstate Commission for Higher Education, the number of high school graduates that are eligible to enroll in degree-granting, postsecondary institutions is expected to peak at approximately 3.3 million for the class of 2008, falling in the period between 2007–08 and 2013–14 by about 150,000 in total before resuming a growth pattern for the foreseeable future thereafter. Although, as of September 30, 2009, only 22% of our students were enrolled in degree granting programs (primarily at the associate's degree level), our strategy is to expand our degree granting offerings. In order to increase our current growth rates in degree granting programs, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of diploma or degree granting programs that we offer and seek to offer. Our failure to attract new students, or the decisions by prospective students to seek diploma or degree programs in other disciplines, would have an adverse impact on our future growth.

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

Index

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
_____________________________________________

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 6, 2009	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)