Form 10-K
period 2009-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2010-03-11
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the 11,373,470 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $238,046,727. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $20.93 per share on June 30, 2009. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 9, 2010 was 25,924,518.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	risks associated with the opening of new campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	our ability to continue to execute our growth strategies;
•	conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment.   As of December 31, 2009, we operated 43 campuses in 17 states.  We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, hospitality services and business and information technology. For the year ended December 31, 2009, our health science program, our automotive technology program, our skilled trades program, our hospitality services program and our business and information technology program accounted for approximately 37%, 31%, 13%, 10%, and 9%, respectively, of our average enrollment. We had 29,340 students enrolled as of December 31, 2009 and our average enrollment for the year ended December 31, 2009 was 27,808 students, an increase of 39.0% from our average enrollment of 20,006 for the year ended December 31, 2008. For the year ended December 31, 2009, our revenues were $552.5 million, which represents an increase of 46.6% from the year ended December 31, 2008. Excluding our acquisitions of Lincoln College of New England (formerly known as Briarwood College) or BRI on December 1, 2008, six of the seven schools comprising Baran Institute of Technology or BAR on January 20, 2009 and Clemens College, the seventh BAR school, or Clemens on April 20, 2009 or collectively, the Acquisitions, our revenues and average enrollment would have increased by 31.5% and 26.5%, respectively, compared to the year ended December 31, 2008. For the year ended December 31, 2008, our revenues were $376.9 million, which represented a 15.0% increase from the year ended December 31, 2007.  Excluding our acquisition of BRI, our revenues and average enrollment for 2008 would have increased by 14.7% and 13.0%, respectively, compared to the year ended December 31, 2007.

All of our schools operate under the Lincoln Technical Institute, Lincoln College of Technology and Lincoln College of New England brand names, except for Nashville Auto-Diesel College, or NADC, Southwestern College, Clemens College and Euphoria Institute of Beauty Arts and Sciences, which continue to operate under their previous names.  Most of our campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas.  All of our schools are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education, or DOE, and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

We believe that we provide our students with the highest quality career-oriented training available for our areas of study in our markets. We offer programs in areas of study that we believe are typically underserved by traditional providers of post-secondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career focused curricula and emphasis on job placement offer our students valuable advantages that have been neglected by the traditional academic sector. By combining substantial hands-on training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue on-going salary and career advancement.

Each of our schools is an operating segment.  Our operating segments have been aggregated into one reportable segment because, in our judgment, the operating segments have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

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

Index

The following amounts relate to discontinued operations at these three campuses (in thousands):

Year Ended December 31, 2007
Revenues	$4,230
Operating expenses	(13,760)
(9,530)
Benefit for income taxes	(4,043)
Loss from discontinued operations	$(5,487)

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

BUSINESS STRATEGY

Our goal is to strengthen our position as a leading and diversified provider of career-oriented post-secondary education by continuing to pursue the following strategy:

Expand Existing Areas of Study and Existing Facilities.  We believe we can leverage our operations to expand our program offerings in existing areas of study and expand into new areas of study to capitalize on demand from students and employers in our target markets. Whenever possible we seek to replicate programs across our campuses. We also expect to continue expanding some of our existing facilities and relocating other facilities to expand capacity. In 2008 and 2009, we increased capacity at four of our Southwestern College campuses and at our campus in Melrose Park, Illinois, and moved into a new and larger campus in Brockton, Massachusetts.  In 2009, we acquired a property which is currently being expanded and which will serve as the new home for our Lincoln College of Technology in Denver, Colorado.

Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments and the introduction of new programs. We expect to continue investing in marketing, recruiting and retention resources to increase enrollment.

Expand Geographic Presence.  We believe that we can leverage our marketing and recruiting programs by opening additional campuses in selected markets and obtaining greater market penetration. For example, in 2008, we expanded our presence in Las Vegas with the opening of our third Euphoria campus in the north end of Las Vegas which will enable us to better serve that market. In 2009, we expanded our presence in Ohio by opening our sixth Southwestern College in Toledo. We believe we can also increase our student enrollments by entering selected new geographic markets that we believe have significant growth potential and where we can leverage our reputation and operating expertise.

Pursue Strategic Acquisitions.  We continue to evaluate acquisition candidates. In evaluating potential acquisitions, we seek to identify schools that provide the potential for program replication at our existing campuses, expand our program and degree offerings, and extend our presence into markets with attractive growth opportunities. For example, during the first and second quarters of 2009, we completed the acquisition of BAR, which consists of seven campuses serving 2,273 students as of December 31, 2009 and offers associate’s degree and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.

Expand Market.  We believe that we can enter new markets and broaden the Lincoln brand by operating regionally accredited schools that offer associate’s and bachelor’s degrees, both on ground and online. To launch this effort we acquired BRI on December 1, 2008. BRI operates one campus in Southington, Connecticut and is regionally accredited by the New England Association of Schools and Colleges, and currently offers two bachelor’s degree programs and 31 associate’s degree programs to 668 students as of December 31, 2009 from Connecticut and surrounding states.

Expand Online Programs.  We offer online programs with a view towards capitalizing on the growing demand for, and flexibility provided by, online education alternatives. In 2008, we launched online associate’s and bachelor’s degree programs under our national accreditation. We believe that our online programs are an attractive option for students without the geographic or financial flexibility to enroll in campus-based programs and will continue to broaden our market. Furthermore, with the addition of BRI we expect to offer regionally accredited online degree programs that we believe will make our online offerings more attractive and competitive compared to those of our peers.

Index

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 16 to 105 weeks to complete, with tuition ranging from $7,000 to $35,000.  Our associate’s degree programs typically take between 47 to 92 weeks to complete, with tuition ranging from $18,000 to $33,000.  Our bachelor’s degree programs typically take between 132 and 193 weeks to complete, with tuition ranging from $55,000 to $70,000. As of December 31, 2009, all of our schools offer diploma and certificate programs, 22 of our schools are currently approved to offer associate’s degree programs and three schools are approved to offer a bachelor’s degree program. In order to accommodate the schedules of our students and maximize classroom utilization, we typically offer courses four to five days a week in three shifts per day and start new classes every month. Also for those students who do not live near one of our campuses or whose schedules prevent them from attending school we offer several programs online.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index

The following table lists the programs offered as of December 31, 2009 with the average number of students enrolled in each area of study for the year ended December 31, 2009:

Programs Offered
Area of Study	Bachelor's	Associate	Diploma and Certificate	Average Enrollment	Percent of Total Enrollment

Health Sciences	-	Medical Assisting Technology, Medical Assisting & Administrative Technology, Dental Office Management, Child Development, Health Information Technology, Medical Office Management, Medical Assistant, Mortuary Science, Nuclear Medicine Technology, Occupational Therapy Assistant, Dental Hygeine, Dental Administrative Assistant, Surgical Technologist, Advanced Medical Coding & Billing, Pharmacy Technician	Medical Administrative Assistant, Medical Assistant, Pharmacy Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing, Phlebotomy, Nuclear Medicine Technology, Medical Assistant w/Basic X-ray, Basic X-Ray Technician, Patient Care Technician, Surgical Technologist	10,220	37%

Automotive	-	Automotive Technology, MasterCertified Auto Service Management, Collision Repair & Refinishing Service Management, Diesel Technology, Master Certified Diesel & Truck Service Management	Automotive Mechanics, Master Certified Automotive Technology, Collision Repair & Refinishing Technology, Diesel & Truck Mechanics, Diesel Technology, Master Certified Diesel & Truck Technology, Master Certified Automotive w/Diesel Technology, Motorcycle Technology	8,676	31%

Skilled Trades	-	Mechanical / Architectural Drafting & CAD Technology, Electronic Engineering Technology, HVAC, Electronics Systems Service Management, Security Systems Service Management	Electrical Technology, Electronics Engineering Technology, Electronics Systems Technician, Air Conditioning Refridgeration & Heating Technology, Electrician, Welding Technology, Security Systems Technician	3,526	13%

Index

Program Offered (Continued)
Area of Study	Bachelor's	Associate	Diploma and Certificate	Average Enrollment	Percent of Total Enrollment

Hospitality Services	Culinary Arts Management	Culinary Arts, Salon Management, Food and Beverage, International Baking and Pastry, Culinary Management, Hotel Restaurant Management, Dietetic Technician, Travel and Tourism, Hospitality Management	Culinary Arts, Advanced Culinary Arts, Baking & Pastry Essentials, Cosmetology, Aesthetics, Therapeutic Massage & Bodywork Technician, Advanced Italian Culinary Arts	2,720	10%

Business and Information Technology	Business Management, Business Marketing, Criminal Justice, Funeral Service Management, Integrated Marketing Communication & Design, Information Mangement & Security, Human Resource Management	PC Systems & Networking Technician, Business Administration, Criminal Justice, Network Communications & Information Systems, Business Management, Business Marketing, Human Resource Management, Accounting Technology, Broadcasting and Communications, Fashion Merchandising, Paralegal, Graphic Design, Web Design	PC Support Technician, Criminal Justice, Network Communications and Information Systems, Business Office Technology	2,666	9%

		Total:		27,808	100%

Index

Health Sciences.    For the year ended December 31, 2009, health sciences represented our largest area of study, representing 37% of our total average student enrollment. Our health science programs are 24 to 92 weeks in length, with tuition rates of $7,000 to $30,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our medical assistant and medical administrative assistant programs are our largest health science programs.

As of December 31, 2009, we offered health science programs at 27 schools, including six Southwestern College schools, BRI, and 20 Lincoln College of Technology and Lincoln Technical Institute schools.

Automotive Technology.    Automotive technology represents our second largest area of study, with 31% of our total average student enrollment for the year ended December 31, 2009. Our automotive technology programs are 24 to 105 weeks in length, with tuition rates of $10,000 to $35,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of employers, ranging from automotive and diesel dealers, independent auto body paint and repair shops, to trucking and construction companies.

As of December 31, 2009, each of our Lincoln Technical Institute schools, with the exception of our Allentown, Pennsylvania campus, offers programs in automotive technology and most of these schools offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver Colorado are destination schools, attracting students throughout the United States and, in some cases, from abroad.

Skilled Trades.    For the year ended December 31, 2009, 13% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 41 to 91 weeks in length, with tuition rates of $16,000 to $30,000. Our skilled trades programs include electrician, heating, ventilation and air conditioning repair, welding, drafting and computer-aided design and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable, wiring and HVAC installer and servicer and drafting technician. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms.

In the first quarter of 2008, we launched our first welding program.  This program was developed based on the National Center for Construction Education and Research (“NCCER”) curriculum.  NCCER is a not-for-profit education foundation created to help address the critical workforce shortage facing the construction industry and to develop industry-driven standardized craft training programs with portable credentials.

As of December 31, 2009, we offered skilled trades programs at 14 of our 29 Lincoln Technical Institute and Lincoln College of Technology campuses.

Hospitality Services.    For the year ended December 31, 2009, 10% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 16 to 132 weeks in length, with tuition rates of $9,000 to $55,000.  Our spa programs include therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas, cruise ships or are self-employed.  We offer massage programs at 15 campuses and cosmetology programs at five campuses.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2009, we offered culinary programs at six Lincoln Culinary Institutes.

Business and Information Technology.    For the year ended December 31, 2009, 9% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 30 to 193 weeks in length, with tuition rates of $11,000 to $70,000.  We have focused our current IT program offerings on those that are most in demand, such as our PC systems technician, network systems administrator and business administration specialist programs.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  As of December 31, 2009, we offered these programs at 20 of our campuses.

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

Index

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented over 17% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to potential students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further educate these individuals on the strengths of our programs. Graduates who have gone on to enjoy success in the workforce frequently recommend our programs, as do local business owners who are pleased with the performance of our graduates whom they have hired.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 475 field and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2009, we recruited approximately 20% of our students directly out of high school.

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

STUDENT ADMISSIONS, ENROLLMENT AND RETENTION

Admissions.    In order to attend our schools, students must complete an application and pass an entrance examination. While each of our programs has different admissions criteria, we screen all applications and counsel the students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation.

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 29,340 students enrolled as of December 31, 2009 and our average enrollment for the year ended December 31, 2009 was 27,808 students, an increase of 39.0% from December 31, 2008. Excluding the Acquisitions, our average student enrollment increased by 26.5%. Our average student enrollment for the year ended December 31, 2008 was 20,006 students, an increase of 13.1% from December 31, 2007.  Excluding our acquisition of BRI in December 2008, our 2008 average student enrollment increased by 13.0%.

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

As of December 31, 2009, we had approximately 4,250 employees, including 1,038 full-time faculty and 834 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2010 through 2016. We believe that we generally have good relationships with these unions and our employees.

COMPETITION

The for-profit, post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. Direct competition between career-oriented schools and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, as well as public and private two-year junior and community colleges. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our other competitors have a more extensive network of schools and campuses than we do, which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our success in placing students with employers.

We compete with other institutions that are eligible to receive Title IV funding. This includes four-year, not-for-profit public and private colleges and universities, community colleges and all for-profit institutions whether they are four years, two years or less. Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive, allied health and skilled trades programs will have a different group of competitors than a school offering allied health, business/IT and skilled trades. Also, because schools can add new programs within six to twelve months, new competition can emerge relatively quickly. Moreover, with the introduction of online learning, the number of competitors in each market has increased because students can now stay local but learn from a non-local institution.

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

ENVIRONMENTAL MATTERS

We use hazardous materials at our training facilities and campuses, and generate small quantities of waste such as used oil, antifreeze, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for our air emissions and to meet operational and maintenance requirements. In the event we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties. Climate change has not had and is not expected to have a significant effect on our operations.

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2009, approximately 81% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees. The transfer of funds from the financial aid programs are to the student, who then applies those funds to the cost of his or her education.

Index

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

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $14.2 million. These bonds are backed by $2.4 million of letters of credit.

If any of our schools fail to comply with state licensing requirements, they are subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school and its related main campus and/or additional locations would lose its eligibility to participate in Title IV Programs, be unable to offer its programs and we could be forced to close that school. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students in that state. As of December 31, 2009, we believe that each of our schools is in substantial compliance with the applicable education agency requirements in each state in which it is physically located.

We were notified by the State of Connecticut Department of Higher Education, or the DHE, that each of Lincoln Technical Institute—East Windsor, or “East Windsor”, and Lincoln Technical Institute—Hartford, or “Hartford”, two of the schools we acquired in January 2009 in connection with our acquisition of BAR, did not meet the DHE’s fiscal viability standards requiring sufficient liquid assets or other evidence of fiscal soundness for the year ended December 31, 2008, which preceded our acquisition of BAR. Specifically, according to the DHE’s calculations, East Windsor’s composite score for 2008 was -1.0 and Hartford’s composite score was -1.0, both of which are less than the 1.5 required by the DHE. The DHE held a compliance meeting in September 2009 which was attended by certain of our personnel.  At this meeting, we informed the DHE that we believe that each school would have met or exceeded the DHE requirement if its financial results had been consolidated with our financial results for the year ended December 31, 2008.  We have been informed that the DHE will not make its determination until we submit our 2009 financial statements.  If the DHE’s determination stands, the two schools may be required to submit letters of credit to the DHE or be subject to revocation of authorizations to operate as a for-profit provider, loss of federal funding, limitations on the operations on their business, injunctions or fines, money damages, or other penalties, including being placed on probation for a period of up to one year.

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

Index

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2009, nineteen of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges or ACCSC; twenty of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools or ACICS; two of our campuses are accredited by the New England Association of Schools and Colleges or NEASC; and two of our campuses are accredited by Accrediting Bureau of Health Education Schools or ABHES. All of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA	December 5, 2008	May 1, 2013
Union, NJ	December 9, 2009	February 1, 2014
Mahwah, NJ*	December 9, 2004	August 1, 2009****
Melrose Park, IL	March 11, 2005	November 1, 2009****
Denver, CO	September 8, 2006	February 1, 2011
Columbia, MD	March 13, 2007	February 1, 2012
Grand Prairie, TX	May 29, 2007	August 1, 2011
Allentown, PA	March 7, 2008	January 1, 2012
Nashville, TN	September 5, 2008	May 1, 2012
Indianapolis, IN	December 5, 2008	November 1, 2012
New Britain, CT	September 5, 2008	January 1, 2013
Shelton, CT**	December 9, 2009	September 1, 2013
Cromwell, CT**	March 13, 2007	November 1, 2011
Hamden, CT**	September 7, 2007	July 1, 2012
Queens, NY*	September 5, 2008	June 1, 2012
Hartford, CT	June 3, 2005	November 1, 2009 ****
Suffield, CT***	August 1, 2007	August 1, 2012
East Windsor, CT	September 5, 2008	February 1, 2013
South Plainfield, NJ	September 11, 2009	August 1, 2014

*	Branch campus of main campus in Union, NJ
**	Branch campus of main campus in New Britain, CT
***	Branch campus of main campus in Hartford, CT
****	Currently undergoing re-accreditation

Index

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Brockton, MA****	December 16, 2008	December 31, 2014
Lincoln, RI	December 16, 2008	December 31, 2014
Lowell, MA**	December 16, 2008	December 31, 2014
Somerville, MA	December 16, 2008	December 31, 2014
Philadelphia (Center City), PA*	April 23, 2007	December 31, 2012
Edison, NJ	April 23, 2007	December 31, 2012
Marietta, GA****	December 16, 2008	December 31, 2014
Mt. Laurel, NJ*	April 23, 2007	December 31, 2012
Paramus, NJ*	April 23, 2007	December 31, 2012
Philadelphia (Northeast), PA*	April 23, 2007	December 31, 2012
Dayton, OH	August 13, 2009	December 31, 2015
Cincinnati (Vine Street), OH***	August 13, 2009	December 31, 2015
Cincinnati (Northland Blvd.), OH***	August 13, 2009	December 31, 2015
Franklin, OH***	August 13, 2009	December 31, 2015
Florence, KY***	August 13, 2009	December 31, 2015
Toledo, OH***	December 9, 2009	December 31, 2015
West Palm Beach, FL	April 16, 2008	December 31, 2014
Summerlin, NV****	December 16, 2008	December 31, 2014
Green Valley, NV****	December 16, 2008	December 31, 2014
Aliante, NV****	April 8, 2009	December 31, 2014

*	Branch campus of main campus in Edison, NJ
**	Branch campus of main campus in Somerville, MA
***	Branch campus of main campus in Dayton, OH
****	Branch campus of main campus in Lincoln, RI

New England Association of Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Southington, CT	November 31, 2006	November 31, 2011
Suffield, CT	November 1, 2006	November 1, 2011

Accrediting Bureau of Health Education Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Fern Park, FL	December 15, 2003	December 31, 2010
St. Petersburg, FL	July 23, 2007	December 31, 2010

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

Prior to our acquisition of the Americare School of Nursing in January 2009, ABHES, directed the school to show cause why its accreditation should not be withdrawn based upon a visit to the school’s branch campus in St. Petersburg, Florida. We were informed that at ABHES’s December 2009 board meeting, the ABHES board acknowledged that all the concerns covered by the show cause order were resolved to their satisfaction.  However, the show cause order was extended until the next ABHES commission meeting in July 2010, due to ASN’s composite score under Department of Education financial responsibility regulations.  See “Regulatory Environment – Financial Responsibility Standards.”

Prior to our acquisition of BRI, the American Board of Funeral Service Education, or ABFSE, the accrediting agency that provides programmatic accreditation of the college’s mortuary sciences program, directed BRI to show cause why its accreditation should not be withdrawn.  BRI submitted a response and hosted a follow-up visit from the agency in February 2009. BRI received a visit report and submitted a response to that report which was reviewed by ABFSE at its commission meeting. ABFSE informed the school that the show cause will stay in place until 2010, subject to improvement in the pass rate of the certification test.  The pass rate for 2009 graduates exceeded the required threshold.  Although no assurance can be given, we believe that BRI has addressed the remaining concern of ABFSE and that ABFSE will vacate the show cause order at its next commission meeting in April 2010.

Index

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

Federal Family Education Loan.    Under the Federal Family Education Loan program, banks and other lending institutions make loans to students or their parents. If a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the DOE. Students with financial need qualify for interest subsidies while in school and during grace periods. For the year ended December 31, 2009, we derived approximately 64% of our Title IV revenues (calculated based on cash receipts) from the Federal Family Education Loan program.

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2009, we derived approximately 22% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    Under the Federal Supplemental Educational Opportunity Grant program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2009, we received less than 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is funded by the DOE and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2009, we derived less than 1% of our revenues (calculated based on cash receipts) from the Perkins program.

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

Index

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended, HEA, or Higher Education Act, and the DOE's extensive regulations regarding institutional eligibility. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following 21 institutions as of December 31, 2009, collectively consisting of 21 main campuses and 22 additional locations:

Brand	Main Campus (es)	Additional Location (s)
Lincoln Technical Institute	Union, NJ	Mahwah, NJ
Queens, NY
Philadelphia, PA
Allentown, PA
	Edison, NJ	Mount Laurel, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Northeast Philadelphia, PA (Northeast)
	Somerville, MA	Lowell, MA
	Lincoln, RI	Marietta, GA*
Brockton, MA
Henderson, NV (Green Valley)**
Las Vegas, NV (Summerlin)**
Las Vegas, NV (Aliante)**
	New Britain, CT	Shelton, CT
Cromwell, CT
Hamden, CT
East Windsor, CT
	Hartford, CT	Suffield, CT
South Plainfield, NJ
	Fern Park, FL	St. Petersburg, FL

Lincoln College of Technology	Indianapolis, IN
Grand Prairie, TX
Melrose Park, IL
Columbia, MD
Denver, CO
West Palm Beach, FL

Nashville Auto Diesel College	Nashville, TN

Southwestern College	Dayton, OH	Cincinnati, OH (Vine Street)
Franklin, OH
Cincinnati, OH (Northland Blvd.)
Florence, KY
Toledo, OH

Lincoln College of New England	Southington, CT

Clemens College	Suffield, CT

*	This campus operates under the Lincoln College of Technology brand.
**	These campuses operate under the Euphoria Institute of Beauty Arts & Sciences brands.

All of our main campuses, including their additional locations, are currently certified by the DOE to participate in the Title IV Programs.  In connection with our acquisitions of New England Technical Institute, and New England Institute of Technology at Palm Beach, we have received in each case an executed provisional program participation agreement from the DOE.  In connection with our acquisition of BRI and BAR we have received a provisional program participation agreement from the DOE.

Index

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

The College Cost Reduction & Access Act reduced payments to lenders and guaranty agencies participating in the Federal Family Education Loan (FFEL) Program. This, in turn, reduced the profitability of the FFEL Program and made access to these loans, as well as private loans more difficult. The widening sub-prime mortgage crisis has negatively impacted student loans.  Lenders are experiencing difficulty in securing funding from the debt markets to make new student loans, however through the Ensuring Continued Access to Student Loans Act the Department of Education will provide liquidity support to FFEL lenders by purchasing loans and providing long term financing for FFEL loans.  This program is designed to continue access to these funds for students and their parents.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act which further increased the maximum Pell grant to $4,860 for the July 1, 2009 through June 30, 2010 award year.  When these funds are combined with the funding authorized and appropriated by the College Cost Reduction and Access Act – which increased the maximum award by $490 – the maximum Pell award for the July 1, 2009 through June 30, 2010 award year is $5,350.

In September 2009, the House of Representatives passed the Student Aid and Fiscal Responsibility Act of 2009, H.R. 3221. This legislation, which was designed to address the goals outlined by the U.S. federal budget, would amend the Higher Education Act to prohibit new federally guaranteed loans from being made under the FFEL Program, beginning on July 1, 2010, at which time all new federal education loans would be originated through the Federal Direct Loan Program. The legislation would also, among other matters, provide for automatic increases in the maximum amount of the Pell Grant for which a student would be eligible (subject to appropriations), create a new Federal Direct Perkins Loan program (to replace the current Perkins loan program) and provide relief to for-profit institutions by amending the 90/10 rule to: (i) extend to July 2012 the ability of for-profit institutions to exclude from their Title IV revenues the additional $2,000 per student in certain annual federal student loan amounts that became available in June 2008, (ii) exclude from the 90/10 rule calculation for the period July 1, 2010 through July 1, 2012 the revenue received from loans disbursed under the Federal Direct Perkins Loan program and (iii) give for-profit institutions three years (as opposed to two) to come into compliance with the 90/10 rule before becoming ineligible to participate in the Title IV programs if the second year ends between July 1, 2008 and June 30, 2011. The Student Aid and Fiscal Responsibility Act of 2009 has not been passed by Congress and is subject to further review and amendment. If the legislation passes, our institutions would be required to certify loans through the Federal Direct Loan Program rather than through the FFEL Program. Each of our institutions is eligible to participate in, and some of our institutions are currently participating in, the Federal Direct Loan Programs. We expect to be able to fully transition from the FFEL Program to the Federal Direct Loan Program by the proposed July 1, 2010 phase-out date, if necessary.

DOE Development of New Regulations. The DOE published new regulations in October 2009 to implement the amendments made to the HEA by the Higher Education Opportunity Act enacted in August 2008. The new regulations cover a broad range of topics including the 90/10 rule, cohort default rates and other matters. The new regulations have an effective date of July 1, 2010 with certain exceptions and with certain provisions subject to early implementation as of November 1, 2009 at the discretion of an institution.

Index

The DOE convened two negotiated rulemaking committees in November 2009 with the objective of developing new regulations in the areas of program integrity and foreign schools, respectively.  With respect to program integrity, the DOE released to negotiators on the negotiated rulemaking committee issue papers containing preliminary drafts of proposed regulations for discussion purposes on topics which include the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, gainful employment in a recognized occupation, the definition of a credit hour, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The proposed regulations in the issue paper for incentive compensation would eliminate the 12 “safe harbors” established in the current regulations which permit certain types of activities related to the compensation of individuals engaged in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds.  The proposed regulations in the issue paper regarding gainful employment would require educational programs to prepare students for “gainful employment” in a recognized occupation, which includes all of our educational programs currently offered, to meet a standard under which the average student annual loan repayments cannot exceed eight percent of a student’s starting annual income  as calculated under a regulatory formula, or that the educational programs meet other alternative thresholds.  The implementation of any of these regulatory changes, or other changes the DOE might propose and implement, could have a materially adverse effect on our business and results of operations.  However, the proposals presented to the negotiated rulemaking committee are not final regulations, nor do they necessarily represent the final position of the DOE on these subjects, and remain subject to further review and change during the subsequent rulemaking process.  The negotiated rulemaking committee did not reach consensus on all of the proposed regulations, which means that DOE may publish proposed regulations which differ from those presented to the committee.  The DOE is expected to publish proposed regulations later this year which will be subject to public comment and further revision by the DOE before publication of final regulations.  The DOE has stated that its intention is to publish final regulations by November 1, 2010, which would result in a general effective date of July 1, 2011.  We are closely monitoring any policy or regulatory changes resulting from these rulemaking sessions which could materially impact our institutions, our business and results of operations.

The "90/10 Rule."    Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  Under prior law, an institution would immediately lose its eligibility to participate in Title IV Programs if it derived more than 90% of its revenue (calculated based on cash receipts) from those programs in any fiscal year as calculated in accordance with DOE regulation s and would be ineligible to apply to regain its eligibility until the following fiscal year.  If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL, increased. This loan limit increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided some relief from this effect by excluding portions of the loan limit increase from the Title IV component of the 90/10 rule calculation.

We have calculated that, for each of our 2009, 2008 and 2007 fiscal years, none of our institutions derived more than 88.5% of its revenues from Title IV Programs. For our 2009 fiscal year, our institutions' 90/10 Rule percentages ranged from 64.6% to 88.5%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Student Loan Defaults.    An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year (two year ratio). An institution whose Federal Family Education Loan cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the Federal Family Education Loan, Federal Direct Loan, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose Federal Family Education Loan cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the Federal Family Education Loan and Federal Direct Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

The HEA has been amended by the Higher Education Opportunity Act, or HEOA, to provide for the calculation of an institution’s cohort default rate using a three year period, beginning with the cohort default rate for the 2009 federal fiscal year.  Under the HEA reauthorization, an institution's cohort default rate is redefined to be based on the rate at which its former students default on their FFEL loans over a period of time that is one year longer than the period of time over which rates currently are calculated. As a result, most institutions' respective cohort default rates are expected to increase under the new provision, which first would apply to cohort default rates for the 2009 federal fiscal year. The DOE will not impose sanctions based on rates calculated under the new provision until three consecutive years have been calculated under the new method.  Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates.  The HEOA also increases the cohort default three-year threshold from 25% to 30% effective for three year cohort default rates issued beginning in federal fiscal year 2012. On September 15, 2009, the DOE published the cohort default rate for each of our schools for the 2007 federal fiscal year which range from 0% to 22.9%.

Index

As of December 31, 2009, none of our institutions had a Federal Family Education Loan cohort default rate (as defined by the DOE) of 25% or greater for any of the federal fiscal years 2007, 2006 and 2005, the three most recent years for which the DOE has published such rates. The following table sets forth the Federal Family Education Loan cohort default rates for each of our 21 DOE institutions as of December 31, 2009 for those fiscal years:

Institution	2007	2006	2005
Union, NJ	12.6%	10.8%	9.9%
Indianapolis, IN	13.0%	12.3%	7.5%
Philadelphia, PA	19.9%	15.0%	9.2%
Columbia, MD	12.5%	12.0%	7.5%
Allentown, PA	10.3%	10.1%	11.5%
Melrose Park, IL	18.1%	11.8%	11.6%
Grand Prairie, TX	22.0%	19.3%	14.6%
Edison, NJ	16.3%	14.5%	6.7%
Denver, CO	11.0%	11.1%	7.0%
Nashville, TN	7.2%	5.6%	5.2%
Lincoln, RI	12.9%	14.9%	12.8%
Somerville, MA	12.3%	12.3%	8.5%
Dayton, OH	13.5%	9.9%	7.6%
New Britain, CT	9.1%	11.2%	4.6%
West Palm Beach, FL	10.3%	9.9%	4.7%
Southington, CT*	22.9%	10.2%	13.9%
South Plainfied**	9.4%	6.3%	5.6%
Fern Park**	5.9%	6.2%	2.0%
Hartford**	6.5%	5.3%	6.7%
East Windsor**	9.5%	6.1%	7.0%
Clemens College***	0.0%	0.0%	0.0%

*This institution was acquired on December 1, 2008.
**These institutions were acquired on January 20, 2009.
***This institution was acquired on April 20, 2009.

On February 8, 2010, the DOE issued draft cohort default rates for the 2008 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in October 2010.  Our 2008 rates ranged from 4.6% to 26.4%.  The preliminary cohort default rate of one institution was over 25%.

In December 2009, the DOE issued an electronic announcement explaining the future changes to the methodology for calculating an institution’s cohort default rate based on defaults occurring over a three-year period, rather than a two-year period, and released unofficial trial three-year cohort default rates for the 2005, 2006, and 2007 federal fiscal years.  These unofficial rates are for information purposes only and are intended to provide institutions with an indication of what their cohort default rates would be for the 2005, 2006 and 2007 federal fiscal years if calculated under the new methodology.

The rates for our institutions under the new methodology ranged from 7.2% to 31.7% for the 2005 federal fiscal year, from 10.6% to 37.0% for the 2006 federal fiscal year and from 16.2% to 42.2% for the 2007 federal fiscal year.   Our official cohort default rates for institutions for these same time periods as published by the DOE range from 0% to 14.6% for the 2005 federal fiscal year, from 0% to 19.3% for the 2006 federal fiscal year and from 0% to 22.9% for the 2007 federal fiscal year.  The DOE stated in the electronic announcement that the publication of these rates is for informational purposes only and that no sanctions will be imposed based on these rates.

Perkins Loan Program

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Such institutions also may be subject to provisional certification.  Our Denver, Colorado institution, or Denver, and NETI are our only institutions participating in the Perkins program. Denver’s Perkins cohort default rate was 30.4% for students scheduled to begin repayment in the 2008-2009 federal award year. The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver. Denver continues to make loans out of its existing Perkins loan fund. Lincoln Technical Institute (New Britain, CT) is provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that NETI had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. Our New Britain, CT institution’s cohort default rate was 19.0% for students scheduled to begin repayment in the 2008-2009 federal award year.

Index

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2007 and 2008 fiscal year reflecting a composite score of 1.8 and 1.8, respectively, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2009 fiscal year, we have calculated our composite score to be 2.0.

Prior to our acquisition, all of the former Baran institutions (East Windsor, South Plainfield, Fern Park, Hartford and Clemens/Suffield) were placed on Heightened Cash Monitoring Type 1 status, resulting from their failure to meet their financial responsibility composite scores for the years ended December 31, 2008 and December 31, 2007.    As a result, these institutions were subject to a less favorable Title IV funding system that required us to credit student accounts before drawing down Title IV funds and also required us to timely notify the DOE with respect to certain enumerated oversight and financial events.  In addition, the institutions were required to submit letters of credit to the DOE in the amount of $2.0 million with an expiration date of December 31, 2009 based on the composite score review for December 31, 2007. Based on the composite score review for December 31, 2008, the DOE subsequently required the institutions to increase the letter of credit to approximately $2.9 million to reflect the increase of Title IV participation during 2008.  The letter of credit was posted as of December 31, 2009 with an expiration date of December 31, 2010.  We expect that once we file our 2009 consolidated financial statements with the DOE, which we believe reflects a composite score of 2.0 that the requirement for the letter of credit will be vacated, but this outcome remains subject to DOE review.

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

Index

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution must post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution's previous fiscal year.  None of our institutions are currently required to submit a letter of credit to the DOE based on late return of Title IV funds.

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

 Change of Control.  In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies and our accrediting commissions have standards pertaining to the change of control of schools, but these standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution's parent corporation. For a publicly traded corporation, DOE regulations provide that a change of control occurs in one of two ways: (a) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change of control or (b) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder.  These standards are subject to interpretation by the DOE. In the event that the largest shareholder’s interest falls below 25%, it will result in a change of ownership as defined by ACCSC (15 Campuses) standards as well as defined by Title IV regulations (all campuses) and would require approval, and advance approval in some cases, by these and any other agencies that deem the transaction to constitute a change of control.

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

A change of control could occur as a result of future transactions in which our company or schools are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for your shares of common stock and could have an adverse effect on the market price of our shares.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate’s level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools. We do not believe that current DOE regulations will create significant obstacles to our plans to add new programs.

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

Index

Administrative Capability.    The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. These criteria require, among other things, that the institution:

•	Comply with all applicable federal student financial aid regulations;
•	Have capable and sufficient personnel to administer the federal student financial aid programs;
•	Administer Title IV programs with adequate checks and balances in its system of internal controls over financial reporting;
•	Divides the function of authorizing and disbursing or delivering Title IV Program Funds so that no office has the responsibility for both functions;
•	Establish and maintain records required under the Title IV regulations;
•	Develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV;
•	Have acceptable methods of defining and measuring the satisfactory academic progress of its students;
•
Refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee or agent of the school has been engaged in any fraud or other illegal conduct involving Title IV Programs;

•	Not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
•	Provide financial aid counseling to its students;
•	Submit in a timely manner all reports and financial statements required by the regulations; and
•	Not otherwise appear to lack administrative capability.

Failure by an institution to satisfy any of these or other administrative capability criteria could cause the institution to lose its eligibility to participate in Title IV Programs, which would have a material adverse effect on our business and results of operations.

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the Federal Family Education Loan program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15%. None of our institutions had a Federal Family Education Loan cohort default rate above 25% for any of the three most recent fiscal years for which the DOE has published official rates. Denver and NETI are our only institutions participating in the Perkins program. Denver's cohort default rate was 30.4% for students scheduled to begin repayment in the 2008-2009 federal award year. The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver.  Denver continues to make loans out of its existing Perkins loan fund. As was the case prior to our acquisition of NETI, the institution remains provisionally certified by the DOE based on its change in ownership and on a finding by the DOE prior to the change in ownership that NETI had not transmitted certain data related to the Perkins program to the National Student Loan Data System during periods prior to the acquisition. NETI 's cohort default rate was 19.0% for students scheduled to begin repayment in the 2008-2009 federal award year.

Ability to Benefit Regulations.    Under certain circumstances, an institution may elect to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study. In order for ability to benefit students to be eligible for Title IV Program participation, the institution must comply with the ability to benefit requirements set forth in the Title IV Program requirements. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. The HEOA provisions also permit students to demonstrate their ability to benefit and become eligible to receive Title IV funds upon satisfactory completion of six credit hours or the equivalent coursework. In addition to the testing requirements, the DOE regulations also prohibit ability to benefit student enrollments from constituting 50% or more of the total enrollment of the institution. In 2009, the following schools were authorized to enroll “ability to benefit” applicants: Southwestern College, New Britain, Cromwell, Shelton, Hamden, Union, Mahwah, Indianapolis, Melrose Park, Grand Prairie, Somerville, Denver, West Palm Beach, Center City Philadelphia, Northeast Philadelphia, Paramus, Mt. Laurel, Marietta, Lowell, Edison, Brockton, Allentown Summerlin, Hartford, Suffield, Fern Park, St. Petersberg, BRI and South Plainfield.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. In November 2002, the DOE published new regulations which attempt to clarify the "incentive compensation rule." Failure to comply with the incentive compensation rule could result in loss of ability to participate in Title IV Programs or in fines or liabilities. We believe that our current compensation plans are in compliance with the Higher Education Act and the DOE's new regulations, although we cannot assure you that the DOE will not find deficiencies in our compensation plans.  The DOE is in the process of considering amendments to the incentive compensation rule.  See “Regulatory Environment – DOE Development of New Regulations.”

Index

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

Our acquisitions of BRI and of the BAR resulted in a change in ownership of such schools requiring each of those schools and their campuses to reapply for eligibility to participate in the Title IV programs and for approvals from their accrediting and state licensing agencies. BRI and each of the BAR schools have each received a Provisional Program Participation Agreement from the DOE following completion of the DOE’s review of the change in ownership, and have received approval of the change in ownership from their accrediting agencies and from their state licensing agencies.

All institutions are recertified on various dates for various amounts of time.  The following table sets forth the expiration dates for each of our institutions' current program participation agreement as of December 31, 2009:

Institution	Expiration Date of Current Program Participation Agreement
Allentown, PA	March 31, 2014
Columbia, MD	June 30, 2013
Philadelphia, PA	December 31, 2013
Denver, CO	September 30, 2012*
Lincoln, RI	March 31, 2014
Nashville, TN	March 31, 2014
Somerville, MA	March 31, 2014
Edison, NJ	June 30, 2011
Union, NJ	June 30, 2011
Grand Prairie, TX	December 31, 2014
Indianapolis, IN	December 31, 2014
Melrose Park, IL	December 31, 2014
Dayton, OH	March 31, 2014
New Britain, CT	September 30, 2013*
West Palm Beach, FL	June 30, 2010*
Southington, CT	September 30, 2011*
East Windsor, CT	June 30, 2012*
Suffield, CT	June 30, 2012*
Fern Park, FL	June 30, 2012*
South Plainfield, NJ	June 30, 2012*
Hartford, CT	June 30, 2012*

* Provisionally certified

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

BRI self-reported a matter of potential regulatory non-compliance to the DOE regarding the eligibility of certain students to receive Title IV funds for their enrollment in certain educational programs. The institution received a letter from the DOE requesting that the school provide a list of all students who attended the program and the total amount of their Title IV disbursements. The DOE informed us in November 2009 that the total liability due to the DOE as a result of this letter is approximately $290,000.  We have notified the prior owners of the results and recovered $205,000 of the amount under the escrow and indemnity arrangement in the related purchase agreement.

Index

In December 2009, the DOE performed its new Compliance Assurance Program Review at BRI.  The review assessed BRI’s administration of Title IV programs during the period from July 1, 2008 through June 30, 2009.  The review has been completed and the exit interview conducted by the DOE revealed several minor concerns.  BRI is waiting for a formal report from the DOE with its findings and recommendations.

If one of our schools failed to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution on provisional certification and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE.  An institution that is operating under this "Heightened Cash Monitoring, Type 1 status," is required to credit student accounts before drawing down funds under Title IV Programs and to draw down funds in an amount no greater than the previous disbursement to students and parents. Additionally, an institution's compliance audit is required to contain verification that this did occur throughout the year. In addition to the above, the DOE requires institutions to comply with certain requirements if they are operating in "the zone," which is indicative of a composite score between 1.0 and 1.4. Those requirements include providing timely information regarding any of the following oversight and financial events:

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

Lenders and Guaranty Agencies.    In 2009, six lenders provided funding to more than 90% of the students at the schools we owned during that year: Sallie Mae Education Trust, AMS Trust, Fifth Third Bank, Student Funding Group, Federal Direct Student Loans, and Nelnet. While we believe that other lenders might be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the Higher Education Act requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

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

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the Higher Education Act of 1965, as amended, and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2009, we derived approximately 81% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, student performances and outcomes, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

If any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, each of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs constitutes an event of default under our credit agreement, which we and our subsidiaries entered into with a syndicate of banks on December 1, 2009. An event of default on our credit agreement could result in the acceleration of all amounts then outstanding under our credit agreement. The various regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

If we or our eligible institutions do not meet the financial responsibility standards prescribed by the DOE, as is the case with some of our institutions, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could significantly reduce our student population and revenues.

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

Each year, based on the financial information submitted by an eligible institution that participates in Title IV Programs, the DOE calculates three financial ratios for the institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined into a composite score to measure the institution's financial responsibility. If the composite score for an institution falls below thresholds established by the DOE, the DOE could place the institution on provisional certification and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the student's eligibility for Title IV Program funds before receiving such funds from the DOE.  If an institution has a composite score between 1.0 and 1.4, the institution will be required to operate under "Heightened Cash Monitoring, Type 1 status."  If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility and, as a condition of Title IV Program participation, the institution may be required to, among other things, post a letter of credit in an amount of at least 10 to 50 percent of the institution's annual Title IV Program participation for its most recent fiscal year.  Certain of our institutions currently do not comply with DOE financial responsibility requirements.  See “Regulatory Environment – Financial Responsibility Standards.”

Index

Based on our calculations, our 2009 and 2008 consolidated financial statements reflect a composite score for the Company of 2.0 and 1.8, respectively.

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. These criteria require, among other things, that the institution:
•	Comply with all applicable Title IV regulations;
•	Have capable and sufficient personnel to administer Title IV Programs;
•	Administer the Title IV Programs with adequate checks and balance in its system of internal controls over financial reporting;
•	Divide the function of authorizing and disbursing or delivering Title IV Program Funds so that no office has the responsibility for both functions;
•	Establish and maintain records required under the Title IV regulations;
•	Develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV;
•	Have acceptable methods of defining and measuring the satisfactory academic progress of its students;
•
Refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee or agent of the school has been engaged in any fraud or other illegal conduct involving Title IV Programs;

•	Not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
•	Provide financial aid counseling to its students; and
•	Submit in a timely manner all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may:
•	Require the repayment of Title IV funds;
•	Impose a less favorable payment system for the institution's receipt of Title IV funds;
•	Place the institution on provisional certification status; or
•	Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding. A decrease in Title IV funding could adversely affect our revenues, as we received approximately 81% of our revenues (calculated based on cash receipts) from Title IV Programs in 2009.

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

The New York Attorney General, several other attorneys-general, the United States Senate and House of Representatives Education Committees, and the DOE have all launched investigations of potential conflicts of interest between university officials and various private lending organizations that provide student loans.  Several universities and lending organizations agreed to pay fines to settle claims in this regard.  In addition, several financial aid officials at other universities were suspended or placed on leaves of absence.  While no allegations were raised concerning our institutions, we received general requests for information from the offices of two state attorneys-general in 2007.  We have no reason to believe that any of our employees have engaged in improper conduct in this regard.  If any such impropriety were found, we could be subject to penalties and other adverse consequences.

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

Index

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

Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years.  An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures.  Under prior law, an institution would immediately lose its eligibility to participate in Title IV Programs if it derived more than 90% of its revenues (calculated based on cash receipts) from those programs in any fiscal year as calculated in accordance with DOE regulations and would be ineligible to apply to regain its eligibility until the following fiscal year. Based on our calculations, none of our institutions received more than 90% of its revenues in fiscal year 2009, and our institution with the highest percentage received approximately 88.5% of its revenues, from Title IV Programs. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all title IV Program funds received by the institution after the effective date of the loss of eligibility. If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, which could result in the acceleration of any indebtedness then outstanding under our credit agreement, and would also adversely affect our students' access to various government-sponsored student financial aid programs, which could reduce our student population and revenues. These calculations are required to be made based on cash receipts and in accordance with rules prescribed under the HEA and DOE regulations.

Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution of higher education, such as each of our institutions, loses its eligibility to participate in some or all Title IV Programs if its former students default on the repayment of their federal student loans in excess of specified levels. If any of our institutions exceeds the specified levels based on official student loan default rates published by the DOE, it will lose eligibility to participate in some or all Title IV Programs. That loss would adversely affect our students' access to various government-sponsored student financial aid programs, which could reduce our student population and revenues.

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

Index

Issuance or sales of a substantial amount of our common stock could result in a change in control of our schools, which could require any affected schools to reaffirm their DOE approvals, state authorizations and accreditations and their ability to participate in Title IV Programs.

A significant issuance or disposition of our common stock could result in a change in control under the standards of the DOE and applicable state education agencies and accrediting commissions. The DOE, most state education agencies and our accrediting commissions have standards pertaining to the change in control of schools, which are not uniform and are subject to interpretation by these respective agencies. A change in control under the definition of one of these agencies would require the affected school to reaffirm the applicable DOE approval, state authorization or accreditation. Each school that undergoes a change in control under the standards of the DOE must apply for recertification for continued ability to participate in Title IV Programs. Some agencies would require approval prior to an issuance or disposition that would result in a change in control in order to maintain authorization or accreditation. The requirements to obtain such reaffirmation from the states and our accrediting commissions vary widely.

DOE regulations describe some transactions that constitute a change in control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. For a publicly traded corporation, DOE regulations provide that a change in ownership resulting in a change of control occurs in one of two ways: (a) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change in control or (b) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. The DOE regulations state that an institution that undergoes a change in ownership that results in a change in control ceases to qualify as an institution eligible to participate in the Title IV programs upon the change in ownership and control.  However, the DOE regulations provide that the DOE may continue the institution’s participation in the Title IV programs on a provisional basis provided that the institution submits to the DOE a materially complete application (as defined in the DOE regulations) for approval to participate in the Title IV programs no later than 10 business days after the change in ownership occurs.  If a change in ownership occurs, we intend to submit a materially complete application to the DOE for each of our institutions prior to this deadline.

If the DOE determines that the institution has submitted a materially complete application, the DOE provides the institution with a Temporary Provisional Program Participation Agreement, or Temporary PPPA, which extends the terms and conditions of the program participation agreement that were in effect for the institution before its change in ownership pending the DOE’s consideration of the institution’s application for approval to participate in the Title IV programs.  The Temporary PPPA expires on the last day of the month following the month in which the change in ownership resulting in a change of control occurred unless the institution provides documentation outlined in the DOE regulations to the DOE on or before that date.  If the Temporary PPPA were to expire, the institution would become ineligible to participate in the Title IV programs until the DOE completed its review of the institution’s application for approval to participate in the Title IV programs.  If the institution provides the DOE with the required documentation, the DOE extends the Temporary PPPA on a month-to-month basis until the DOE completes its review of the application for approval to participate in the Title IV programs and either signs a new provisional program participation agreement with the institution or notifies the institution that its application is denied.  If the DOE denies the application of one or more of our institutions, each of such institutions, including its main campus and all of its additional locations, would be ineligible to participate in the Title IV programs.  As of December 31, 2009, our principal stockholder owned 31.8% of our outstanding common stock.  Future issuances of common stock by us or sales of common stock by our principal stockholder may result in a change in control under any of the DOE or state authorization and accreditation standards.  See “A disposition by our principal stockholder of all or a significant portion of its shares of our outstanding stock could impact the market price of our shares and result in a change of control.”  We cannot assure you that each of the aforementioned agencies would approve any application it will or may require in connection with a change in control.

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

In addition, current requirements for student and school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. If we cannot comply with the provisions of the Higher Education Act, as they may be revised, or if the cost of such compliance is excessive, our revenues or profit margin could be adversely affected.  Congress is currently considering amendments to the HEA.  See “Regulatory Environment - Congressional Action.”

Index

Regulatory agencies or third parties may conduct compliance reviews, bring claims or initiate litigation against us. If the results of these reviews or claims are unfavorable to us, our results of operations and financial condition could be adversely affected.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims.  Certain of our institutions are subject to ongoing reviews and proceedings.  See “Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” and “Regulatory Environment - Compliance with Regulatory Standards and Effect of Regulatory Violations.”

Our failure to comply with regulations promulgated by the DOE could result in financial penalties, or the limitation, suspension, or termination of our continued participation in the Title IV programs.

The issues addressed in the regulations that have been or are expected to be proposed by the DOE, which are described under "Regulatory Environment” in this Annual Report on Form 10-K are broad and complex and address a number of significant aspects of the Title IV programs, including eligibility and certification, administrative capability, school-lender relationships, the 90/10 rule, incentive compensation, student loan default rates and gainful employment.  Failure of an institution to comply with new or existing DOE regulations could result in sanctions, including loss of eligibility to participate in Title IV programs; requirement to repay Title IV funds and related costs to the DOE and lenders; transfer of the institution to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which would adversely affect the timing of the institution's receipt of Title IV funds; requirement to post a letter of credit in favor of the DOE as a condition for continued Title IV certification; requirement to provide timely information regarding certain oversight and financial events; proceedings to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs; an emergency action to suspend the institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing; denial or refusal to consider an institution's application for renewal of its certification to participate in Title IV programs; or referral of a matter for possible civil or criminal investigation.

The DOE may change its regulations in a manner which could require us to incur additional costs in connection with our administration of the Title IV programs, affect our ability to remain eligible to participate in the Title IV programs, or otherwise have a material adverse effect on our business and results of operations.

The DOE convened two negotiated rulemaking committees in November 2009 with the objective of developing new regulations in the areas of program integrity and foreign schools, respectively.  With respect to program integrity, the DOE released to negotiators on the negotiated rulemaking committee issue papers containing preliminary drafts of proposed regulations for discussion purposes on topics which include the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, gainful employment in a recognized occupation, the definition of a credit hour, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The proposed regulations in the issue paper for incentive compensation would eliminate the 12 “safe harbors” established in the current regulations which permit certain types of activities related to the compensation of individuals engaged in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds.  The proposed regulations in the issue paper regarding gainful employment would require educational programs to prepare students for “gainful employment” in a recognized occupation, which includes all of our educational programs currently offered, to meet a standard under which the average student annual loan repayments cannot exceed eight  percent of a student’s starting annual income  as calculated under a regulatory formula, or that the educational programs meet other alternative thresholds.  The implementation of any of these regulatory changes, or other changes the DOE might propose and implement, could have a materially adverse effect on our business.  However, the proposals presented to the negotiated rulemaking committee are not final regulations, nor do they necessarily represent the final position of the DOE on these subjects, and remain subject to further review and change during the subsequent rulemaking process.  The negotiated rulemaking committee did not reach consensus on all of the proposed regulations, which means that DOE may publish proposed regulations which differ from those presented to the committee.  The DOE is expected to publish proposed regulations later this year which will be subject to public comment and further revision by the DOE before publication of final regulations.  The DOE has stated that its intention is to publish final regulations by November 1, 2010, which would result in a general effective date of July 1, 2011.  We are closely monitoring any policy or regulatory changes resulting from these rulemaking sessions which could materially impact our institutions, our business and results of operations.

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

The growth rate of enrollment in degree-granting, postsecondary institutions over the next ten years is expected to be slower than in the prior ten years.  Growth rates of online postsecondary education enrollment are also expected to be slower in future periods. In addition, according to a March 2008 report from the Western Interstate Commission for Higher Education, the number of high school graduates that are eligible to enroll in degree-granting, postsecondary institutions is expected to peak at approximately 3.3 million for the class of 2008, falling in the period between 2007–08 and 2013–14 by about 150,000 in total before resuming a growth pattern for the foreseeable future. Although, as of December 31, 2009, only 23.1 % of our students were enrolled in degree granting programs (primarily at the associate's degree level), our strategy is to expand our degree granting offerings. In order to increase our current growth rates in degree granting programs, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of diploma or degree granting programs that we offer and seek to offer. Our failure to attract new students, or the decisions by prospective students to seek diploma or degree programs in other disciplines, would have an adverse impact on our future growth.

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

Index

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

Index

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

Index

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

Our total assets include substantial intangible assets. In the event that our schools do not achieve satisfactory operating results, we may be required to write-off of a significant portion of unamortized intangible assets which would negatively affect our results of operations.

Our total assets reflect substantial intangible assets. At December 31, 2009, goodwill and identified intangibles, net, represented approximately 30.9% of total assets. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.  At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $215,000 existed for one of our reporting units.

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

Approximately 42% of our schools are concentrated in the states of New Jersey, Connecticut and Pennsylvania and a change in the general economic or regulatory conditions in these states could increase our costs and have an adverse effect on our revenues.

As of December 31, 2009, we operated 43 campuses in 17 states. 18 of those schools are located in the states of New Jersey, Connecticut and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey, Connecticut or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey, Connecticut and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

Index

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

In 2009, six lenders provided funding to more than 90% of the students at the schools we owned.  In addition, the primary guarantors for the Title IV loans of our students are USA Group, a subsidiary of Sallie Mae, and New Jersey Higher Education Assistance Authority, an independent agency of the State of New Jersey. These two agencies currently guarantee a majority of the federally guaranteed student loans made to students enrolled at our schools. There are six other guaranty agencies that guarantee student loans made to students enrolled at our schools. While we believe that other lenders may be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, and that other guaranty agencies would be willing to guarantee loans to our students if any of the current guarantee agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, we cannot assure you that we would be successful in locating alternative lenders or guarantors.  If such alternative lenders or guarantors were not forthcoming, our enrollment and our results of operations could be materially and adversely affected.

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

Index

Our principal stockholder owns a large percentage of our voting stock which allows it to have significant influence over substantially all matters requiring shareholder approval.

Stonington Partners Inc. II, or Stonington, our principal stockholder, directly or indirectly holds approximately 31.8% of our outstanding shares. Accordingly, it has significant influence to determine the outcome of the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership positions of this stockholder may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our board of directors. In addition, two members of our board of directors are partners of Stonington. As a result, Stonington has an added ability to influence certain matters, such as determining compensation of our executive officers.

A disposition by our principal stockholder of all or a significant portion of its shares of our outstanding stock could impact the market price of our shares and result in a change of control.

Stonington, our largest stockholder, has in 2009 sold approximately 47.9% of its ownership of our common stock and is currently considering its options with respect to its investment in us, including selling all shares of our outstanding common stock it owns, in one or more transactions, over the next 12 to 24 months. A sale by Stonington of all or a significant portion of its shares of our outstanding common stock, whether to a single buyer, through open market sales or otherwise, could cause the price of our common stock to decline. Such a sale could also result in a change of control under the standards of the DOE and applicable state education agencies and accrediting commissions. See “Business - Change of Control” and “Risk Factors -- Risks Related to Our Industry.”

A protracted economic slowdown and rising unemployment could harm our business if our students are unable to obtain employment upon completion of their programs, are unable to repay student loans or elect not to pursue an education with us.

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

 In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which could negatively impact the cohort default rates of our institutions. Our 2006 cohort default rates at our institutions, including BRI and BAR, as reported by the DOE range from 0% to 19.3%. Our 2007 cohort default rates as reported by the DOE range from 0% to 22.9%, and were higher than the 2006 cohort default rates for most of our schools, and the weakness in the economy could continue to increase default rates. For information regarding the historical default rates for our schools, see "Business—Regulatory Environment—Federal Family Education Loan Program" in this Annual Report. An increase in our cohort default rates in excess of specified levels could cause our institutions to lose their eligibility to participate in some or all Title IV Programs which could have a material adverse effect on our operations. See “Risk Factors – Risks Related to Our Industry.  Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues" in this Annual Report on Form 10-K.

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

Index

Although we are no longer a “controlled company” under rules of the Nasdaq Global Select Market, a transition period is allowed before we will be required to fully comply with certain corporate governance requirements applicable to  companies whose stock is quoted on the Nasdaq Global Select Market.

Prior to September 30, 2009, we were a “controlled company” under rules of the Nasdaq Global Select Market and availed ourselves of exemptions from certain corporate governance requirements, which provide protection to shareholders of companies whose stock is quoted on the Nasdaq Global Select Market.  Specifically, these corporate governance requirements are:

•	a majority of our board of directors must consist of independent directors;

•
the compensation of executive officers must be determined, or recommended to our board of directors for determination, either by (a) a majority of the independent directors or (b) a compensation committee comprised solely of independent directors; and

•
director nominees must be selected, or recommended for our board of directors’ selection, either by (a) a majority of the independent directors or (b) a nominations committee comprised solely of independent directors.

As of September 30, 2009, we ceased to be a “controlled company” and must fully comply with these requirements by September 30, 2010.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.	PROPERTIES

As of December 31, 2009, we leased all of our facilities, except for our campuses in West Palm Beach, Florida, Nashville, Tennessee, Grand Prairie, Texas, and Cincinnati (Tri-County), Ohio, all of which we own. Additionally in 2009, we purchased a building in Denver, Colorado which will be occupied by our existing Denver, Colorado school once construction is complete.  Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and Grand Prairie, Texas) were also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2009, all of our existing leases expire between May 2010 and March 2032.

The following table provides information relating to our facilities as of December 31, 2009, including our corporate office:

Location	Brand	Approximate Square Footage
Henderson, Nevada	Euphoria Institute	20,000
Las Vegas, Nevada	Euphoria Institute	13,000
North Las Vegas, Nevada	Euphoria Institute	12,000
Henderson, Nevada	Lincoln College of New England	7,000
Southington, Connecticut	Lincoln College of New England	113,000
Suffield, Connecticut	Lincoln College of New England	132,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado*	Lincoln College of Technology	290,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
West Palm Beach, Florida	Lincoln College of Technology and Lincoln Culinary Institute	117,000
Hartford, Connecticut	Lincoln Technical Institute	367,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
Cromwell, Connecticut	Lincoln Technical Institute	12,000
East Windsor, Connecticut	Lincoln Technical Institute	323,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Fern Park, Florida	Lincoln Technical Institute	46,000
Hamden, Connecticut	Lincoln Technical Institute	14,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	21,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Mt. Laurel, New Jersey	Lincoln Technical Institute	26,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute	42,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	48,000
St. Peterburg, Florida	Lincoln Technical Institute	13,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Nashville Auto-Diesel College	278,000
Cincinnati (Tri-County), Ohio	Southwestern College	38,000
Cincinnati, Ohio	Southwestern College	16,000
Dayton, Ohio	Southwestern College	19,000
Florence, Kentucky	Southwestern College	11,000
Franklin, Ohio	Southwestern College	14,000
Toledo, Ohio	Southwestern College	16,000
West Orange, New Jersey	Corporate Office	47,000

*Denver, Colorado includes 212,000 square feet of space which we purchased in December 2009.
We believe that our facilities are suitable for their present intended purposes.

Index

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock
Our common stock is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Select Market, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$18.32	$10.88
Second Quarter	$20.93	$14.49
Third Quarter	$23.50	$18.44
Fourth Quarter	$24.49	$19.66

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2008:
First Quarter	$14.55	$11.62
Second Quarter	$12.55	$10.79
Third Quarter	$15.64	$11.23
Fourth Quarter	$14.46	$10.75

On March 9, 2010, the last reported sale price of our common stock on the Nasdaq Global Select Market was $25.55 per share.  As of March 9, 2010, based on the information provided by Continental Stock Transfer & Trust Company, there were approximately 16 stockholders of record of our common stock.

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

Index

Issuer Purchases of Equity Securities
On December 15, 2009, we entered into a definitive stock repurchase agreement with Back to School Acquisition, L.L.C., or BTS, our principal shareholder, relating to our repurchase of 1,250,000 shares of our common stock owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26.2 million.  The following table outlines repurchases of our common stock during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Maximum Number of Shares That May Yet Be Purchased

October 1, 2009 -- October 31, 2009	--	--	--	N/A
November 1, 2009 -- November 30, 2009	--	--	--	N/A
December 1, 2009 -- December 31, 2009	1,250,000	$20.95	1,250,000	N/A
Total	1,250,000	$20.95	1,250,000	N/A

Index

Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock during the period from June 23, 2005 (the date on which our common stock first traded on the Nasdaq Global Market) through December 31, 2009 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on June 23, 2005, and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporates it by reference into a filing.

Companies in the Peer Group include Apollo Group, Inc., Corinthian Colleges, Inc., Career Education Corp., DeVry, Inc., ITT Educational Services, Inc., Strayer Education, Inc. and Universal Technical Institute, Inc.

Index

Securities Authorized for Issuance under Equity Compensation Plans

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2009 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	1,183,921	$11.74	768,630
Equity compensation plans not approved by security holders	-	-	-
Total	1,183,921	$11.74	768,630

Index

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included in Part II. Item 8 of this filing. The selected historical consolidated statement of income data for each of the years in the three-year period ended December 31, 2009 and historical consolidated balance sheet data at December 31, 2009 and 2008 have been derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The selected historical consolidated statements of income data for the fiscal years ended December 31, 2006 and 2005 and historical consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial information not included in this Form 10-K. Our historical results are not necessarily indicative of our future results.

	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Income Data, Year Ended December 31:
Revenues	$552,536	$376,907	$327,774	$310,630	$287,368
Cost and expenses:
Educational services and facilities (1)	211,295	153,530	139,500	129,311	114,161
Selling, general and administrative	252,673	187,722	162,396	151,136	138,125
Loss (gain) on sale of assets	35	80	(15)	(435)	(7)
Impairment of goodwill	215	-	-	-	-
Total costs and expenses	464,218	341,332	301,881	280,012	252,279
Operating income	88,318	35,575	25,893	30,618	35,089
Other:
Interest income	29	113	180	981	775
Interest expense (2)	(4,275)	(2,152)	(2,341)	(2,291)	(2,892)
Other income (loss)	35	-	27	(132)	243
Income from continuing operations before income taxes	84,107	33,536	23,759	29,176	33,215
Provision for income taxes	34,868	13,341	9,932	12,092	12,931
Income from continuing operations	49,239	20,195	13,827	17,084	20,284
Loss from discontinued operations, net of income taxes	-	-	(5,487)	(1,532)	(1,575)
Net income	$49,239	$20,195	$8,340	$15,552	$18,709
Basic
Earnings per share from continuing operations	$1.87	$0.80	$0.54	$0.67	$0.86
Loss per share from discontinued operations	-	-	(0.21)	(0.06)	(0.06)
Net income per share	$1.87	$0.80	$0.33	$0.61	$0.80
Diluted
Earnings per share from continuing operations	$1.82	$0.78	$0.53	$0.65	$0.83
Loss per share from discontinued operations	-	-	(0.21)	(0.05)	(0.07)
Net income per share	$1.82	$0.78	$0.32	$0.60	$0.76
Weighted average number of common shares outstanding:
Basic	26,337	25,308	25,479	25,336	23,475
Diluted	27,095	25,984	26,090	26,086	24,503
Other Data:
Capital expenditures	$24,018	$20,166	$24,766	$19,341	$22,621
Depreciation and amortization from continuing operations	24,240	17,920	15,111	13,829	12,099
Number of campuses	43	36	34	34	31
Average student population	27,808	20,006	17,687	17,397	17,064
Balance Sheet Data, At December 31:
Cash and cash equivalents	$46,076	$15,324	$3,502	$6,461	$50,257
Working capital (deficit) (3)	4,494	(19,840)	(17,952)	(20,943)	8,531
Total assets	388,368	268,042	246,183	226,216	214,792
Total debt (4)	57,328	10,174	15,378	9,860	10,768
Total stockholders' equity	218,636	174,949	162,467	151,783	135,990

Index

(1)           Selling, general and administrative expenses include (a) a $0.5 million write-off for the year ended December 31, 2005 resulting from our decision not to purchase the site we had considered for expansion of our facility in Philadelphia, Pennsylvania, (b) $0.9 million of re-branding cost for the year ended December 31, 2006, and (c) $1.4 million and $0.9 million of acquisition costs incurred during the year ended December 31, 2009 and 2008, respectively, in connection with the acquisition of BAR which was completed on January 20, 2009.

(2)           Interest expense includes a $0.4 million non-cash charge for the year ended December 31, 2005 resulting from the write-off of deferred finance costs related to our previous credit agreement.

(3)           Working (deficit) capital is defined as current assets less current liabilities.

(4)           Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2009 incurred in connection with a sale-leaseback transaction as further described in Note 8 to the consolidated financial statements included in Part II. Item 8 of this Form 10-K.

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

GENERAL

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2009, we enrolled 29,340 students at our 43 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our seven destination schools attract students from across the United States, and in some cases, from abroad.

From 1999 through 2009, we increased our geographic footprint and added 26 additional schools through our acquisitions of: Denver Automotive & Diesel College in 2000 (one school), Career Education Institute in 2001 (two schools), Nashville Auto-Diesel College in 2003 (one school), Southwestern College in 2004 (five schools), New England Technical Institute in 2005 (four schools), Euphoria Institute of Beauty Arts and Sciences in 2005 (two schools), New England Institute of Technology at Palm Beach, Inc. in 2006 (two schools), BRI in 2008 (one school) and BAR in 2009 (seven schools. Our campuses, a majority of which serve major metropolitan markets, are located throughout the United States. Seven of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are either nationally or regionally accredited and are eligible to participate in federal financial aid programs.

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

Tuition varies by school and by program and on average we increase tuition once a year by 3% to 5%. Our ability to raise tuition is influenced by the demand for our programs and by the rate of tuition increase at other post-secondary schools. If historical trends continue, we expect to be able to continue to raise tuition annually at comparable rates.

We have historically enjoyed revenue growth as a result of strategic acquisitions coupled with organic growth.  Our revenues increased 46.6% in 2009 and 15.0% in 2008, over the prior years as we grew from 34 campuses at December 31, 2007 to 43 campuses at December 31, 2009. Our average student population increased from 20,006 for the year ended December 31, 2008 to 27,808 for the year ended December 31, 2009. While we expect to increase our revenues and enrollment in the foreseeable future as a result of both organic growth and strategic acquisitions, we can give no assurance as to our ability to continue to increase our revenues at historical rates and expect our rate of revenue increases to moderate over time as we become a larger and more mature company.

Our operating expenses, while also a function of our revenue growth, contain a high fixed cost component. Our educational services and facilities expenses as a percentage of revenues decreased to 38.3% in 2009 from 40.7% in 2008 and 42.6% in 2007, and selling, general and administrative expenses decreased as a percentage of revenue to 45.7% in 2009 from 49.9% in 2008 and 49.5% in 2007. We expect that in the future these expenses will decline slightly as a percentage of revenues as we achieve better operating efficiencies and utilization at our schools.

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our diploma/certificate programs range from 16 to 105 weeks, our associate’s degree programs range from 47 to 92 weeks, and our bachelor’s degree programs range from 132 to 193 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs. As more of our schools receive approval to offer associate’s degree and bachelor’s degree programs, which are longer than our diploma degree programs, we would expect our average enrollment and the average length of stay of our students to increase.

Index

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 81% of our cash receipts relating to revenues in 2009.

We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated through the student’s participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. Under Title IV programs, the government funds a certain portion of a students’ tuition, with the remainder, referred to as “the gap,” financed by students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 3% to 5% per year, while funds received from Title IV programs have remained constant.

We entered into a tiered discount loan program agreement, effective September 1, 2007, with SLM Financial Corporation or SLM, to provide up to $16.0 million of private non-recourse loans to qualifying students.  Under this agreement, we were required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score.  We were billed at the beginning of each month based on loans disbursed during the prior month. For the year ended December 31, 2008, $0.5 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables.  Loss on sale of receivables is included in selling, general and administrative expenses in our financial statements.

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

SLM’s termination of its tiered discount loan program had a limited impact on our business.  Our current expectations are that students who previously received funding through the program will continue to have access to funding either through alternative lenders or through our own internal financing.

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. We believe that these risks are however somewhat mitigated due to:

•	Annual federal Title IV loan limits, including grants have increased. Title IV funds represented 81% of our 2009 revenue on a cash basis;
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

For the year ended December 31, 2009, approximately 81% of our revenue on a cash basis was derived from Title IV funds, approximately 10% was derived from state grants and cash payments made by students, and approximately 3% was funded under third-party private loan programs, which included SLM programs.  For the year ended December 31, 2008, approximately 79% of our revenue on a cash basis was derived from Title IV funds, approximately 13% was derived from state grants and cash payments made by students, and approximately 4% was funded under third-party private loan programs, which include SLM programs. The credit crisis that has impacted the financial markets has had a limited impact on our ability to finance our credit worthy students.  However, no assurance can be given that the worsening of the current economic downturn or tightening of the credit markets would not have a negative impact on our ability to continue to finance our creditworthy students.  There are a number of lenders that will finance the Title IV funds or alternatively we may choose to finance Title IV funds directly with the government under the government’s Direct Loan Program.  Additionally, we have several alternative lenders that will provide private party loans to credit worthy students.  In addition, commencing in late 2007, we decided to assist students in financing the gap in student tuition for which students are unable to obtain third-party financing.  As of December 31, 2009, we had outstanding loan commitments to our students of $28.9 million as compared to $24.0 million at December 31, 2008.  Loan commitments, net of interest that would be due on the loans through maturity, were $20.5 million at December 31, 2009 as compared to $16.5 million at December 31, 2008.  Commitments at December 31, 2009 represented an average commitment balance, including interest of approximately $7,200.

Index

Our bad debt expense as a percentage of revenue increased to 6.7% for 2009 from 5.7% and 5.3%, respectively, in 2008 and 2007.  This increase was attributable to several factors, including:

•	a slight deterioration in the performance of our loan portfolio, as we experienced a 5% increase in defaults for students who dropped out;
•
an increase in our reserve for graduate receivables of 7% in 2009 based upon our consideration of the current economic environment and high unemployment rates which could impact our students ability to repay their loans; and

•	the increase in our internal commitments and the associated credit risk of maintaining loans on our balance sheet that may take up to 7 years to repay.

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

Based on audited financial statements for the 2009, 2008 and 2007 fiscal years our calculations resulted in a composite score of 2.0, 1.8 and 1.8, respectively.

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

We use advertising to attract a substantial portion of our yearly student enrollment. We utilize a mix of different advertising mediums, including television, internet and direct mail.

DISCONTINUED OPERATIONS

On July 31, 2007, our Board of Directors approved a plan to cease operations at our Plymouth Meeting, Pennsylvania, Norcross, Georgia and Henderson, Nevada campuses.  As a result, we reviewed the related goodwill and long-lived assets for possible impairment as of June 30, 2007.  In connection with that review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.

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

Index

The results of operations at these three campuses for each of the two year period ended December 31, 2007 were comprised of the following (in thousands):

Year Ended December 31, 2007
Revenue	$4,230
Operating Expenses	(13,760)
(9,530)
Benefit for income taxes	(4,043)
Loss from discontinued operations	$(5,487)

ACQUISITIONS

Acquisitions have been, and are expected to continue to be, a component of our growth strategy. We have a team of professionals who conduct financial, operational and regulatory due diligence as well as a team that integrates acquisitions with our policies, procedures and systems.

On January 20, 2009, we completed the acquisition of six of the seven schools comprising BAR, for approximately $24.9 million in cash, net of cash acquired.  BAR consists of seven schools serving approximately 2,300 students as of December 31, 2009 and offers associate’s degree and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  On April 20, 2009, we acquired the seventh BAR school, Clemens, for $2.7 million, in cash, net of cash acquired.  In connection with these acquisitions, we incurred approximately $1.4 million of transaction expenses for the year ended December 31, 2009.

On December 1, 2008, we acquired all of the rights, title and interest in the assets of BRI for approximately $10.6 million, net of cash acquired.  BRI is regionally accredited by NEASC, and offered bachelor’s degree programs to approximately 670 students as of December 31, 2009 from Connecticut and surrounding states.

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

Index

Our bad debt expense as a percentage of revenues for the years ended December 31, 2009, 2008 and 2007 was 6.7%, 5.7% and 5.3%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2009, 2008 and 2007 would have resulted in an increase in bad debt expense of $5.5 million, $3.8 million and $3.3 million, respectively.

Because a substantial portion of our revenues are derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs or the ability of our students or schools to participate in Title IV Programs could have a material effect on the realizability of our receivables.

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

As discussed in “Discontinued Operations” above, as a result of a decision to close three of our campuses we conducted a review of our goodwill as of June 30, 2007.  In connection with that review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.  Goodwill represents a significant portion of our total assets. As of December 31, 2009, goodwill was approximately $113.0 million, or 29.1%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value; if necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value.

At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $215,000 existed for one of our reporting units.  No other reporting unit’s carrying goodwill amount exceeded its implied value.  At December 31, 2008, we tested our goodwill and determined we did not have an impairment.

Stock-based compensation.    We currently account for stock-based employee compensation arrangements by using the Black-Scholes valuation model and utilize straight-line amortization of compensation expense over the requisite service period of the grant.  We make an estimate of expected forfeitures at the time options are granted.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2009, 2008, and 2007 were $8.75, $6.69, and $6.78, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2009	2008	2007
Expected volatility	51.95%	57.23%	55.42%
Expected dividend yield	0%	0%	0%
Expected life (term)	4.8-6 Years	6 Years	6 Years
Risk-free interest rate	2.29-2.36%	2.76-3.29%	4.36%
Weighted-average exercise price during the year	$18.48	$11.97	$11.96

The expected volatility considers the volatility of our common stock and certain of our competitors’ common stock that has been traded for a period commensurate with the expected life.  The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life.  The dividend yield is 0% as we have never declared or paid dividends on our common stock and we do not anticipate declaring or paying dividends on our common stock in the foreseeable future.

Index

Results of Continuing Operations for the Three Years Ended December 31, 2009

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	38.3%	40.7%	42.6%
Selling, general and administrative	45.7%	49.9%	49.5%
Loss (gain) on sale of assets	0.0%	0.0%	0.0%
Impairment of goodwill	0.0%	0.0%	0.0%
Total costs and expenses	84.0%	90.6%	92.1%
Operating income	16.0%	9.4%	7.9%
Interest expense, net	-0.8%	-0.6%	-0.7%
Other income	0.0%	0.0%	0.0%
Income from continuing operations before income taxes	15.2%	8.8%	7.2%
Provision for income taxes	6.3%	3.5%	3.0%
Income from continuing operations	8.9%	5.3%	4.2%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.    Revenues increased by $175.6 million, or 46.6%, to $552.5 million for 2009 from $376.9 million for 2008. Approximately $57.0 million of this increase was a result of our acquisitions of BRI on December 1, 2008, six of the seven schools comprising BAR on January 20, 2009 and Clemens on April 20, 2009, which we refer to collectively as the “Acquisitions”.  The remainder of the increase in revenues was primarily attributable to a 26.5% increase in average student population, which increased to 25,277 for the year ended December 31, 2009, from 19,983 for the year ended December 31, 2008. Average revenue per student on a same school basis increased 4.0% for the year ended December 31, 2009, from the year ended December 31, 2008, primarily from tuition increases which ranged from 3% to 5% annually and from a shift from lower to higher tuition programs.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $57.8 million, or 37.6%, to $211.3 million for the year ended December 31, 2009 from $153.5 million for the year ended December 31, 2008. The Acquisitions accounted for $32.0 million of this increase. The remainder of the increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $15.3 million, or 19.2%, and books and tools expenses, which increased by $7.2 million, or 34.2%, respectively, over 2008. These increases were attributable to a 26.7% increase in student starts for the year ended December 31, 2009 as compared to 2008 coupled with a 26.5% increase in average student population and higher tool sales during the year ended December 31, 2009 compared to 2008.  On a same school basis, we began 2009 with approximately 3,000 more students than we had on January 1, 2008, and as of December 31, 2009, our population on a same school basis was approximately 5,300 higher than as of December 31, 2008.  Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $3.2 million over 2008.  Educational services and facilities expenses as a percentage of revenues decreased to 38.3% from 40.7% for the year ended December 31, 2009 compared to 2008.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2009 were $252.7 million, an increase of $65.0 million, or 34.6%, from $187.7 million for the year ended December 31, 2008.  Approximately $29.9 million of this increase was attributable to the Acquisitions. The remainder of the increase in our selling, general and administrative expenses for the year ended December 31, 2009 was primarily due to: (a) a $2.9 million, or 17.9%, increase in student services; (b) a $7.5 million, or 10.7%, increase in sales and marketing; and (c) a $24.6 million, or 24.2%, increase in administrative expenses as compared to 2008.

The increase in student services during the year ended December 31, 2009 as compared to 2008 was primarily due to annual increases in compensation and benefit expenses to our financial aid and career services personnel.  Additionally, during 2009, we slightly increased the number of financial aid personnel as a result of a larger student population during the year ended December 31, 2009 as compared to 2008.  We also increased by 31.2% the number of career service personnel during 2009 to further aid our students in obtaining job placement during these difficult economic times.

The increase in sales and marketing expense during the year ended December 31, 2009 as compared to 2008 was primarily due to: (a) annual compensation increases to sales representatives; (b) additional sales representatives to facilitate our recent and anticipated growth; and (c) increased call center personnel as compared to 2008.  In addition, we continued to invest in marketing initiatives in an effort to continue to grow our student population.

Index

The increase in administrative expenses during the year ended December 31, 2009 as compared to 2008 was due to: (a) a $9.0 million increase in personnel costs relating to (i) annual compensation increases and an increase in the number of personnel needed to serve the needs of a higher student population during the year ended December 31, 2009 as compared to 2008,  (ii) an increase in accruals for incentive compensation and increased cost of benefits provided to employees; (b) a $11.3 million increase in bad debt expense; (c) $0.5 million increase in stationary and supplies due to our re-branding; (d) $0.3 million incurred due to the re-branding of our Florida Culinary Institute in West Palm Beach, Florida; (e) $0.4 million in connection with our acquisition of BAR on January 20, 2009; and (f) a $1.0 million increase in our net periodic benefit cost of our defined benefit pension plan.

For the year ended December 31, 2009, including the Acquisitions, our bad debt expense as a percentage of revenue was 6.7% as compared to 5.7% for 2008.  This increase was primarily attributable to a slight deterioration in the performance of our loan portfolio, due to the current economic environment.  During 2009, we considered the current economic environment which has produced high unemployment rates and concluded to increase our reserve on graduate receivables to 17% from 10% in 2008. Our number of days sales outstanding for the fourth quarter of 2009 were 25.0 days, compared to 22.4 days for the fourth quarter of 2008. As of December 31, 2009, we had outstanding loan commitments to our students of $28.9 million as compared to $24.0 million at December 31, 2008.  Loan commitments, net of interest that would be due on the loans through maturity, were $20.5 million at December 31, 2009 as compared to $16.5 million at December 31, 2008.

As a percentage of revenues, selling, general and administrative expenses decreased to 45.7% of revenues for 2009 from 49.9% for 2008.

Net interest expense.    Our net interest expense for the year ended December 31, 2009 was $4.2 million, an increase of $2.2 million, from $2.0 million for the same period in 2008.  This increase was attributable to real estate capital leases assumed in connection with the Acquisitions.

Income taxes.    Our provision for income taxes for the year ended December 31, 2009 was $34.9 million, or 41.5% of pretax income, compared to $13.3 million, or 39.8% of pretax income for the year ended December 31, 2009. The increase in our effective tax rate for the year ended December 31, 2009 was primarily attributable to nondeductible acquisition costs.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.    Revenues increased by $49.1 million, or 15.0%, to $376.9 million for 2008 from $327.8 million for 2007. Approximately $1.0 million of this increase was a result of our acquisition of BRI, on December 1, 2008.  Excluding BRI, the increase in revenues was primarily attributable to a 13.0% increase in average student population, which increased to 19,983 for the year ended December 31, 2008, from 17,687 for the year ended December 31, 2007.  Revenues were also favorably impacted during the year by tuition increases, which averaged from 3.0% to 3.5%, and increases in book and tool sales and interest income collected on student loans, which increased by $0.7 million and $0.8 million, respectively, for the year ended December 2008.   Average revenue per student increased 1.5% for the year ended December 31, 2008, from the year ended December 31, 2007, primarily due to tuition increases during the year, offset by a shift in our student population enrolled in lower tuition programs.

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

The increase in administrative expenses was primarily due to (a) a $9.8 million increase in compensation and benefits, resulting from annual compensation increases, including increases in employee bonuses, stock compensation expense and the cost of benefits provided to employees; (b)  a $4.2 million increase in bad debt expense; (c) $0.2 million refunded to the U.S. Department of Education resulting from a program review at Southwestern College; (d) a $0.6 million increase in software maintenance expenses resulting from increased software licenses for our student management system; (e) $0.9 million of  acquisition costs incurred in 2008 related to our acquisition of BAR in January 2009 in accordance with the transitional guidance to SFAS No. 141; and (f ) $0.9 million of expenses incurred in connection with two registration statements on Form S-3, filed with the SEC during 2008, and other related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2009:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$73,169	$54,176	$15,735
Net cash used in investing activities	$(51,593)	$(31,205)	$(23,830)
Net cash provided by (used in) financing activities	$9,266	$(11,239)	$5,136

As of December 31, 2009, we had cash and cash equivalents of $46.1 million, representing an increase of approximately $30.9 million as compared to $15.2 million as of December 31, 2008.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During 2009, we borrowed an additional $64.0 million to finance our working capital needs and repaid $44.0 million outstanding under our credit facility.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility. On February 18, 2009, we sold common stock in a public offering and received net proceeds of approximately $14.9 million.  The proceeds of this offering were used to repay borrowings under our credit agreement used to finance the BAR acquisitions.  We may consider accessing the financial markets again as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all.  On December 15, 2009, we repurchased 1,250,000 shares of common stock for $26.2 million from our principal stockholder, Back to School Acquisition, L.L.C., concurrently with its sale of an additional 750,000 shares of common stock in a block trade pursuant to Rule 144 under the Securities Act of 1933.  At December 31, 2009, we had net borrowings available under our $115 million credit agreement of approximately $88.2 million, including an $18.2 million sub-limit on letters of credit.  The line of credit matures on December 1, 2012.

Index

Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 81% of our cash receipts relating to revenues in 2008. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 14 to 193 weeks. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Operating Activities

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.  Net cash provided by operating activities was $73.2 million for the year ended December 31, 2009 as compared to $54.2 million for the year ended December 31, 2008.  The $19.0 million increase in net cash provided by operating activities was driven by an increase in net income of approximately $29.0 million offset by $23.2 million of higher tax payments and by the increase in net accounts receivable of $51.1 million which represented 28.3 days revenue outstanding for 2009 as compared to 25.4 days revenue outstanding for 2008.  The increase in days revenues outstanding is attributable to the increase in loans that we provided to our students. The remainder of the increase was attributable to cash provided by other working capital items.

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

Investing Activities

Our cash used in investing activities was primarily related to capital expenditures and the acquisition of BAR. Our capital expenditures included facility expansion, leasehold improvements, improvements of classroom, furniture and shop training equipment and the purchase of a building in Denver, Colorado. On January 20, 2009 and April 20, 2009, we acquired the schools comprising BAR for approximately $27.6 million in cash, net of cash acquired.   On December 1, 2008 we acquired all the rights, title and interest in the assets of BRI for $10.6 million in cash, net of cash acquired.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; and Cincinnati (Tri-County), Ohio. In addition, we purchased a building in Denver, Colorado in 2009 which will be occupied by our existing Denver, Colorado school once construction is complete.  As we execute our growth strategy, strategic acquisitions of campuses may be considered. In addition, although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Index

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.    Net cash used in investing activities increased $20.4 million to $51.6 million for the year ended December 31, 2009 from $31.2 million for the year ended December 31, 2008. This increase was primarily attributable to a $17.0 million increase in cash used in acquisitions and a $3.9 million increase in capital expenditures for the year ended December 31, 2009 from the year ended December 31, 2008.  Our capital expenditures primarily resulted from facility expansion, leasehold improvements, investments in classroom and shop technology, and the purchase of the building in Denver, Colorado.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.    Net cash used in investing activities increased $7.4 million to $31.2 million for the year ended December 31, 2008 from $23.8 million for the year ended December 31, 2007. This increase was primarily attributable to a $10.5 million increase in cash used in the acquisition of BRI offset by a $4.6 million decrease in capital expenditures due to the timing of payments for the year ended December 31, 2008 from the year ended December 31, 2007.

Capital expenditures are expected to increase in 2010 as we build out our new Denver, Colorado facility, open a new start-up campus, upgrade and expand current equipment and facilities and expand new facilities to meet increased student enrollment. We anticipate capital expenditures to range from 8% to 9% of revenues in 2010 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008. Net cash provided by financing activities was $9.3 million for the year ended December 31, 2009, as compared to net cash used in financing activities of $11.2 million for the year ended December 31, 2008. This increase of $20.5 million was primarily due to: (a) $14.9 million received from our sale of common stock in a public offering during the year ended December 31, 2009; (b) a $25.0 million increase in net borrowings under our credit agreement; (c) $1.9 million increase in proceeds from the exercise of stock options; offset by (d) $6.6 million in repurchases of our common stock during the year ended December 31, 2008 as compared to $26.2 million repurchases of our common stock during the year ended December 31, 2009;  (e) offset by $0.8 increase in capital lease payments and (f) $1.0 million increase in payments on deferred finance fees.

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

On December 15, 2009, we entered into a definitive stock repurchase agreement with BTS, relating to our repurchase of 1,250,000 shares of our common stock owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26.2 million.  The repurchased shares represent approximately 4.6% of our total shares of common stock outstanding on December 15, 2009. In accordance with the terms of the repurchase agreement, consummation of the share repurchase was conditioned upon the completion of the sale by BTS of an additional 750,000 shares of our common stock in a block trade pursuant to Rule 144 under the Securities Act of 1933, as amended. The completion of the block trade and the concurrent closing of the share repurchase occurred on December 21, 2009. We used cash on hand to pay the purchase price for the repurchased shares.  Approximately 25.9 million shares of our common stock remained outstanding after the completion of the share repurchase.  The sale of stock by BTS in the share repurchase and the block trade have resulted in the reduction of BTS’s beneficial ownership interest in us from approximately 37.9% to approximately 31.8% as of December 31, 2009.

On April 1, 2008, our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock over the period of one year.  In 2008, we repurchased 615,000 shares of our common stock for approximately $6.6 million.

On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million, which we refer to as the “Credit Facility”.  Banc of America Securities LLC acted as sole lead arranger and book manger under the credit agreement.  The Credit Facility replaces our prior $100 million credit facility with Harris N.A. and other lenders which was due to expire on February 15, 2010.  The prior facility was terminated concurrently with the effective date of the credit agreement.

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement.  The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At December 31, 2009, we had outstanding letters of credit aggregating $6.8 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

Index

The credit agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.

	As of December 31,
	2009	2008
Credit agreement	$20,000	$-
Finance obligation	9,672	9,672
Note payable	11	-
Capital lease-property (with a rate of 8.0%)	27,202	-
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	443	502
Subtotal	57,328	10,174
Less current maturities	(383)	(130)
Total long-term debt	$56,945	$10,044

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through 2009 and our currently identified and planned capital expenditures.

Climate Change

Climate change has not had and is not expected to have a significant effect on our operations.

Contractual Obligations

Long-Term Debt and Lease Commitments.    As of December 31, 2009, our long-term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001, notes payable, and amounts due under capital lease obligations. We lease offices, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$20,000	$-	$20,000	$-	$-
Capital leases (including interest)	60,324	2,570	5,212	4,999	47,543
Note payable (including interest)	11	11	-	-	-
Uncertain income taxes	200	200	-	-	-
Operating leases	194,630	22,543	43,540	39,403	89,144
Interest on finance obligation	9,991	1,427	2,854	2,854	2,856
Total contractual cash obligations	$285,156	$26,751	$71,606	$47,256	$139,543

Capital Expenditures.    We have entered into commitments to expand or renovate campuses. These commitments are in the range of $13.0 to $16.0 million in the aggregate and are due within the next 12 months. We expect to fund these commitments from cash generated from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2009, except for our letters of credit of $6.8 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Index

RELATED PARTY TRANSACTIONS

On December 15, 2009, we entered into a definitive stock repurchase agreement with BTS, relating to our repurchase of 1,250,000 shares of our common stock owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26.2 million.  The repurchased shares represent approximately 4.6% of our total shares of common stock outstanding on December 15, 2009. In accordance with the terms of the repurchase agreement, consummation of the share repurchase was conditioned upon the completion of the sale by BTS of an additional 750,000 shares of our common stock in a block trade pursuant to Rule 144 under the Securities Act of 1933, as amended. The completion of the block trade and the concurrent closing of the share repurchase occurred on December 21, 2009.

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

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 5% (as calculated in the credit agreement) as of December 31, 2009.  As of December 31, 2009, we had $20.0 million outstanding under our credit agreement.

Based on our outstanding debt balance as of December 31, 2009, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or less than $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which are not material.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 on this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2009, have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report included in this Form 10-K that follows.

/s/ Shaun E. McAlmont
Shaun E. McAlmont
President and Chief Executive Officer
March 11, 2010

/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
March 11, 2010

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

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

4.5
Assumption Agreement and First Amendment to Management Stockholders Agreement, dated as of December 20, 2007, by and among Lincoln Educational Services Corporation, Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Management Investors parties therein (5).

4.6	Registration Rights Agreement between the Company and Back to School Acquisition, L.L.C. (2).

4.7	Specimen Stock Certificate evidencing shares of common stock (1).

10.1
Credit Agreement, dated as of December 1, 2009, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (7).

10.2	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and David F. Carney (3).

10.3 *	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the Company and David F. Carney.

10.4	Separation and Release Agreement, dated as of October 15, 2007, between the Company and Lawrence E. Brown (4).

10.5	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Scott M. Shaw (3).

Index

10.6 *	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Scott M. Shaw.

10.7	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Cesar Ribeiro (3).

10.8 *	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Cesar Ribeiro.

10.9	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Shaun E. McAlmont (3).

10.10 *	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Shaun E. McAlmont.

10.11	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.12	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.13	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.14	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.15	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.16	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan (6).

10.17	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan (6).

10.18	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.19	Stockholder’s Agreement among Lincoln Educational Services Corporation, Back to School Acquisition L.L.C., Steven W. Hart and Steven W. Hart 2003 Grantor Retained Annuity Trust (2).

10.20 *
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, UGPE Partners Inc. and Merion Investment Partners, L.P.

10.21 *
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, Merion Investment Partners, L.P. and, for certain limited purposes only, UGPE Partners Inc.

10.22 *	Stock Purchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C.

21.1 *	Subsidiaries of the Company.

23 *	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2005.

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K dated October 15, 2007.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.

(7)	Incorporated by reference to the Company’s Form 8-K dated December 1, 2009.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 11, 2010

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Carney	Executive Chairman	March 11, 2010
David F. Carney

/s/ Shaun E. McAlmont	President and Chief Executive Officer	March 11, 2010
Shaun E. McAlmont

/s/ Cesar Ribeiro	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 11, 2010
Cesar Ribeiro

/s/ Alvin O. Austin	Director	March 11, 2010
Alvin O. Austin

/s/ Peter S. Burgess	Director	March 11, 2010
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 11, 2010
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 11, 2010
Celia H. Currin

/s/ Paul E. Glaske	Director	March 11, 2010
Paul E. Glaske

/s/ Charles F. Kalmbach	Director	March 11, 2010
Charles F. Kalmbach

/s/ Alexis P. Michas	Director	March 11, 2010
Alexis P. Michas

/s/ J. Barry Morrow	Director	March 11, 2010
J. Barry Morrow

/s/ Jerry G. Rubenstein	Director	March 11, 2010
Jerry G. Rubenstein

Index

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 11, 2010

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2009 and the related consolidated statements of income, stockholders’ equity, cash flows and financial statement schedule for the year ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 11, 2010

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,076	$15,234
Restricted cash	858	383
Accounts receivable, less allowance of $25,293 and $13,914 at December 31, 2009 and 2008, respectively	36,614	22,857
Inventories	3,329	3,374
Deferred income taxes, net	10,877	5,627
Due from federal programs	-	828
Prepaid expenses and other current assets	8,207	2,958
Total current assets	105,961	51,261

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $97,590 and $83,345 at December 31, 2009 and 2008, respectively	149,310	108,567

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,566 and $824 at December 31, 2009 and 2008, respectively	6,264	3,326
Deferred finance charges	1,346	632
Deferred income taxes, net	4,236	7,080
Goodwill	112,953	91,460
Other assets, net	8,298	5,716
Total other assets	133,097	108,214
TOTAL	$388,368	$268,042

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$383	$130
Unearned tuition	48,087	38,806
Accounts payable	19,649	12,349
Accrued expenses	26,966	16,239
Advanced payments from federal funds	667	-
Income taxes payable	5,358	3,263
Other short-term liabilities	357	314
Total current liabilities	101,467	71,101

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	56,945	10,044
Pension plan liabilities, net	3,192	4,335
Accrued rent	6,282	5,972
Other long-term liabilities	1,846	1,641
Total liabilities	169,732	93,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2009and 2008, issued and outstanding 27,722,471 shares at December 31, 2009 and 26,088,261 shares at December 31, 2008	137,689	120,597
Additional paid-in capital	14,161	15,119
Deferred compensation	-	(3,619)
Treasury stock at cost - 1,865,000 at December 31, 2009 and 615,000 at December 31, 2008	(32,771)	(6,584)
Retained earnings	104,458	55,219
Accumulated other comprehensive loss	(4,901)	(5,783)
Total stockholders' equity	218,636	174,949
TOTAL	$388,368	$268,042

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

REVENUES	$552,536	$376,907	$327,774
COSTS AND EXPENSES:
Educational services and facilities	211,295	153,530	139,500
Selling, general and administrative	252,673	187,722	162,396
Loss (gain) on sale of assets	35	80	(15)
Impairment of goodwill	215	-	-
Total costs & expenses	464,218	341,332	301,881
OPERATING INCOME	88,318	35,575	25,893
OTHER:
Interest income	29	113	180
Interest expense	(4,275)	(2,152)	(2,341)
Other income	35	-	27
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	84,107	33,536	23,759
PROVISION FOR INCOME TAXES	34,868	13,341	9,932
INCOME FROM CONTINUING OPERATIONS	49,239	20,195	13,827
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	-	(5,487)
NET INCOME	$49,239	$20,195	$8,340
Basic
Earnings per share from continuing operations	$1.87	$0.80	$0.54
Loss per share from discontinued operations	-	-	(0.21)
Net income per share	$1.87	$0.80	$0.33
Diluted
Earnings per share from continuing operations	$1.82	$0.78	$0.53
Loss per share from discontinued operations	-	-	(0.21)
Net income per share	$1.82	$0.78	$0.32
Weighted average number of common shares outstanding:
Basic	26,337	25,308	25,479
Diluted	27,095	25,984	26,090

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Deferred	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Stock	Earnings	Loss	Total
BALANCE - January 1, 2007	25,450,695	$120,182	$7,695	$(467)	$-	$26,784	$(2,411)	$151,783
Net income	-	-	-	-	-	8,340	-	8,340
Initial adoption of FIN 48	-	-	-	-	-	(100)	-	(100)
Employee pension plan, net of taxes	-	-	-	-	-	-	325	325
Stock-based compensation expense
Restricted stock	217,565	-	3,155	(2,761)	-	-	-	394
Stock options	-	-	1,455	-	-	-	-	1,455
Tax benefit of options exercised	-	-	73	-	-	-	-	73
Exercise of stock options	220,088	197	-	-	-	-	-	197
BALANCE - December 31, 2007	25,888,348	120,379	12,378	(3,228)	-	35,024	(2,086)	162,467
Net income	-	-	-	-	-	20,195	-	20,195
Employee pension plan, net of taxes	-	-	-	-	-	-	(3,697)	(3,697)
Stock-based compensation expense
Restricted stock	123,477	-	1,487	(391)	-	-	-	1,096
Stock options	-	-	1,105	-	-	-	-	1,105
Purchase of treasury stock	-	-	-	-	(6,584)	-	-	(6,584)
Tax benefit of options exercised	-	-	331	-	-	-	-	331
Net share settlement for equity-based compensation	(13,512)	-	(182)	-	-	-	-	(182)
Exercise of stock options	89,948	218	-	-	-	-	-	218
BALANCE - December 31, 2008	26,088,261	120,597	15,119	(3,619)	(6,584)	55,219	(5,783)	174,949
Net income	-	-	-	-	-	49,239	-	49,239
Employee pension plan, net of taxes	-	-	-	-	-	-	882	882
Stock-based compensation expense
Restricted stock	144,288	-	410	798	-	-	-	1,208
Stock options	-	-	1,169	-	-	-	-	1,169
Purchase of treasury stock	-	-	-	-	(26,187)	-	-	(26,187)
Sale of common stock,net of expenses	1,150,000	14,932	-	-	-	-	-	14,932
Tax benefit of options exercised	-	-	578	-	-	-	-	578
Net share settlement for equity-based compensation	(16,206)	-	(294)	-	-	-	-	(294)
Other	-	-	(2,821)	2,821	-	-	-	-
Exercise of stock options	356,128	2,160	-	-	-	-	-	2,160
BALANCE - December 31, 2009	27,722,471	$137,689	$14,161	$-	$(32,771)	$104,458	$(4,901)	$218,636

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,239	$20,195	$8,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,240	17,920	15,741
Amortization of deferred finance charges	248	195	192
Deferred income taxes	(2,677)	(298)	(2,761)
Loss (gain) on disposition of assets	34	80	(15)
Impairment of goodwill and long-lived assets	215	-	3,099
Impairment of goodwill and long-lived assets	280	-	-
Fixed asset donations	-	-	(26)
Provision for doubtful accounts	36,982	21,642	17,767
Stock-based compensation expense	2,377	2,201	1,849
Tax benefit associated with exercise of stock options	(578)	(331)	(73)
Deferred rent	334	412	630
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(51,073)	(22,775)	(21,465)
Inventories	188	(824)	(102)
Prepaid expenses and current assets	(1,477)	(338)	(1,957)
Due from federal funds	1,495	5,259	(6,644)
Other assets	(152)	306	(740)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	358	818	(284)
Other liabilities	452	(1,533)	1,926
Income taxes payable/prepaid	2,673	2,134	(1,181)
Accrued expenses	7,509	6,103	(221)
Pension	(692)	-	-
Unearned tuition	3,194	3,010	1,660
Total adjustments	23,930	33,981	7,395
Net cash provided by operating activities	73,169	54,176	15,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(113)	(383)	920
Capital expenditures	(24,018)	(20,166)	(24,766)
Proceeds from sale of property and equipment	90	46	16
Net share settlement for equity-based compensation	-	(182)	-
Acquisitions, net of cash acquired, including restricted cash	(27,552)	(10,520)	-
Net cash used in investing activities	(51,593)	(31,205)	(23,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	64,000	23,000	26,500
Payments on borrowings	(44,000)	(28,000)	(21,500)
Payment of deferred finance fees	(962)	-	-
Proceeds from exercise of stock options	2,160	218	197
Tax benefit associated with exercise of stock options	578	331	73
Net share settlement for equity-based compensation	(294)	-	-
Principal payments under capital lease obligations	(961)	(204)	(134)
Purchase of treasury stock	(26,187)	(6,584)	-
Proceeds from issuance of common stock, net of issuance costs	14,932	-	-
Net cash provided by (used in) financing activities	9,266	(11,239)	5,136
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,842	11,732	(2,959)
CASH AND CASH EQUIVALENTS—Beginning of year	15,234	3,502	6,461
CASH AND CASH EQUIVALENTS—End of year	$46,076	$15,234	$3,502

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2009	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,007	$1,998	$2,305
Income taxes	$35,355	$12,137	$10,148
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital leases acquired in acquisition	$26,828	$-	$-
Fixed assets acquired in capital lease transactions	$75	$-	$652
Fixed assets acquired in noncash transactions	$2,005	$1,430	$2,812

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(In thousands, except share and per share amounts and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and Subsidiaries (the "Company") is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Health Science, Automotive Technology, Skilled Trades, Hospitality Services and Business and Information Technology. We currently have 43 schools in 17 states across the United States.

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

Other Comprehensive Income— Other comprehensive income was as follows:

	Year Ended December 31,
	2009	2008	2007
Net income	$49,239	$20,195	$8,340
Employee pension plan, net of taxes	882	(3,697)	325
Other comprehensive income	$50,121	$16,498	$8,665

Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly liquid short-term investments, which mature within three months of purchase.

Restricted Cash— Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs. These funds are either received prior to the completion of the authorization and disbursement process for the benefit of the student or immediately prior to that authorization. Restricted funds are held in separate bank accounts. Once the authorization and disbursement process is completed and authorization obtained, the funds are transferred to unrestricted accounts, and these funds then become available for use in the Company’s current operations.    As of December 31, 2009, the Company had restricted cash of $0.5 million related to state grants and $0.4 million related to the acquisition of Baran Institute of Technology (“BAR”).  As of December 31, 2008, the Company had restricted cash of $0.4 million related to state grants.

Accounts Receivable—The Company reports accounts receivable at net realizable value, which is equal to the gross receivable less an estimated allowance for uncollectible accounts.  Noncurrent accounts receivable represent amounts due from graduates in excess of 12 months from the balance sheet date.

Allowance for uncollectible accounts—Based upon experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables. In establishing our allowance for uncollectible accounts, we consider, among other things, current and expected economic conditions, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history.

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

Deferred Finance Charges—These charges consisted of $1.3 million and $0.2 million as of December 31, 2009 and 2008, respectively, related to the long-term debt and $0.4 million as of December 31, 2009 and 2008, related to the finance obligation. These amounts are being amortized as an increase in interest expense over the respective life of the debt or finance obligation.  The increase in deferred finance charges relates to our new credit agreement with a syndicate of banks entered into on December 1, 2009.

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $40.9 million, $33.8 million and $31.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statement of income.

Goodwill and Other Intangible Assets— The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

As discussed in Note 16, as a result of a decision to close three of our campuses we conducted a review of our goodwill as of June 30, 2007.  In connections with that review, we recognized a non-cash impairment charge of approximately $2.1 million as of June 30, 2007.   At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $215,000 existed for one of our reporting units.  No other reporting unit’s carrying goodwill amount exceeded its implied value.  At December 31, 2008, we tested our goodwill and determined we did not have an impairment.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and student receivables.

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $100,000. The Emergency Economic Stabilization Act of 2008 that was enacted October 3, 2008 temporarily raised the FDIC insurance coverage to the first $250,000 of funds at member banks.  This temporary increase is scheduled to expire December 31, 2013.  The Company's cash balances on deposit at December 31, 2009, exceeded the balance insured by the FDIC by approximately $42.9 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2009, and 2008.

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

Stock Based Compensation Plans—The Company measures the value of stock options on the grant date at fair value, using the Black-Scholes option valuation model.  The Company amortizes the fair value, net of estimated forfeitures, utilizing straight-line amortization of compensation expense over the requisite service period of the grant.

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

As discussed in Note 16, as a result of a decision to close three of our campuses we conducted a review of our long-lived assets as of June 30, 2007.  In connections with that review, we recognized a non-cash impairment charge of approximately $0.9 million as of June 30, 2007.

During 2009 the Company changed the name of its Florida Culinary Institute to Lincoln Culinary Institute and wrote-off approximately $0.3 million associated with the previous trade name.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard on variable interest entities to address the elimination of the concept of a qualifying special purpose entity. This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The standard will become effective in the first quarter of 2010. The adoption of this standard will have no effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued an accounting standard enhancing employer’s disclosures about postretirement benefit plan assets. This new standard requires companies to disclose information about the fair value measurement of plan assets. The standard became effective in the fourth quarter of 2009. See Note 10 “Pension Plan” for further information.

In March 2008, the FASB issued an accounting standard requiring enhanced disclosure for derivative and hedging activities. The standard became effective in the first quarter of 2009. The adoption of this standard had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued an accounting standard which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. For the years ended December 31, 2009 and 2008, the Company incurred approximately $1.4 million and $0.9 million, respectively, of expenses related to the adoption of this standard.

In December 2007, the FASB issued an accounting standard on noncontrolling interests which addresses the accounting and reporting framework for noncontrolling interests by a parent company. The standard also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The standard became effective in the first quarter of 2009 and required that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. The adoption of this standard had no effect on the Company’s consolidated financial statements.

Index

2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (or "DOE"). During the years ended December 31, 2009, 2008 and 2007, approximately 81%, 79% and 80%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the years ended December 31, 2009, 2008 and 2007 the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.

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

An institution that does not meet the DOE's minimum composite score requirements of 1.5 may establish its financial responsibility by posting a letter of credit or complying with additional monitoring procedures as defined by the DOE.  Based on audited financial statements for the 2009, 2008 and 2007 fiscal years our calculations result in a composite score of 2.0, 1.8 and 1.8, respectively.  Beginning December 30, 2004 and for a period of three years, all of our institutions were placed on "Heightened Cash Monitoring, Type 1 status." As a result, we were subject to a less favorable Title IV fund payment system that required us to credit student accounts before drawing down Title IV funds and also required us to timely notify the DOE with respect to certain enumerated oversight and financial events.  As of December 31, 2007, we are no longer subject to Heightened Cash Monitoring, Type 1 Status.

Prior to our acquisition in 2009, all of the former BAR institutions were placed on "Heightened Cash Monitoring due to a Type 1 status," resulting from their failure to meet their financial responsibility composite score for the years ended December 31, 2008 and December 31, 2007.    As a result, these institutions are subject to a less favorable Title IV funding system that requires us to credit student accounts before drawing down Title IV funds and also requires us to timely notify the DOE with respect to certain enumerated oversight and financial events.

Index

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2009, 2008 and 2007, respectively, were as follows:

	Year Ended December 31,
	2009	2008	2007
Basic shares outstanding	26,337,172	25,308,144	25,478,614
Dilutive effect of stock options	757,926	675,852	611,759
Diluted shares outstanding	27,095,098	25,983,996	26,090,373

For the years ended December 31, 2009, 2008 and 2007, options to acquire 186,500, 546,708 and 608,208 shares, respectively, were excluded from the above table as the result on reported earnings per share would have been antidilutive.

4.	BUSINESS ACQUISITIONS

On January 20, 2009, the Company completed the acquisition of six of the seven schools comprising BAR, for approximately $24.9 million in cash, net of cash acquired.  BAR consists of seven schools serving approximately 2,300 students as of December 31, 2009 and offers associate’s degree and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  On April 20, 2009, the Company acquired the seventh BAR school, Clemens College (“Clemens”), for $2.7 million, in cash, net of cash acquired.  In connection with these acquisitions, the Company incurred approximately $1.4 million of transaction expenses for the year ended December 31, 2009.

On December 1, 2008, the Company acquired all of the rights, title and interest in the assets of Lincoln College of New England formerly Briarwood College (“BRI”) for approximately $10.6 million, net of cash acquired.  BRI is regionally accredited by the New England Association of Schools and Colleges, and currently offers bachelor’s degree programs to approximately 670 students as of December 31, 2009 from Connecticut and surrounding states.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price allocations for BRI were finalized in 2009.  The Company has not yet finalized the purchase price allocation of BAR.

Index

The following table summarizes the reported fair value of assets acquired and liabilities assumed related to acquisitions:

	BAR January 20, 2009 and Clemens April20, 2009	BRI December 1, 2008

Restricted cash	$362	$-
Current assets, excluding cash acquired (1)	8,059	195
Property, equipment and facilities	36,739	1,265
Goodwill	20,462	9,992
Identified intangibles:
Student contracts	2,162	450
Trade name	510	-
Accreditation	1,040	960
Curriculum	410	40
Non-compete	1,980	-
Other long-term assets	730	21
Current liabilities assumed	(16,688)	(1,539)
Long-term liabilities assumed	(28,214)	(816)
Cost of acquisition, net of cash acquired	$27,552	$10,568

(1) Current assets, excluding cash acquired for BAR includes reported amounts due from the seller in accordance with the stock purchase agreement.

5.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 are as follows:

Balance as of January 1, 2008
Goodwill	$84,849
Accumulated impairment losses	(2,135)
82,714
Goodwill acquired pursuant to business acquisition-BRI	8,746
Balance as of December 31, 2008
Goodwill	93,595
Accumulated impairment losses	(2,135)
91,460
Goodwill adjustments (1)	1,246
Goodwill impairment	(215)
Goodwill acquired pursuant to business acquisition-BAR	20,462
Balance as of December 31, 2009
Goodwill	115,303
Accumulated impairment losses	(2,350)
$112,953

(1) Goodwill adjustments are related to the finalization of the purchase price of BRI.

Index

Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2007	$2,215	$1,270	$-	$307	$700	$201	$4,693
Acquisition (1)	348	-	-	1,000	1,300	-	2,648
Gross carrying amount at December 31, 2008	2,563	1,270	-	1,307	2,000	201	7,341

Accumulated amortization at December 31, 2007	2,212	-	-	-	208	65	2,485
Amortization	18	-	-	-	81	40	139
Accumulated amortization at December 31, 2008	2,230	-	-	-	289	105	2,624

Net carrying amount at December 31, 2008	$333	$1,270	$-	$1,307	$1,711	$96	$4,717

Weighted average amortization period (years)	2	Indefinite	6	Indefinite	10	3

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2008	$2,563	$1,270	$-	$1,307	$2,000	$201	$7,341
Acquisitions (2)	2,162	-	509	1,040	410	1,980	6,101
BRI adjustment (3)	102	-	-	(40)	(1,260)	-	(1,198)
Write-off (4)	-	(280)	-	-	-	-	(280)
Gross carrying amount at December 31, 2009	4,827	990	509	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2008	2,230	-	-	-	289	105	2,624
Amortization	1,604	-	84	-	101	673	2,462
Accumulated amortization at December 31, 2009	3,834	-	84	-	390	778	5,086

Net carrying amount at December 31, 2009	$993	$990	$425	$2,307	$760	$1,403	$6,878

Weighted average amortization period (years)	2	Indefinite	6	Indefinite	10	3

(1) The acquisition related to the acquisition of BRI on December 1, 2008.
(2) The acquisitions related to the acquisitions of six of the BAR schools on January 20, 2009 and Clemens on April 20, 2009.
(3) The adjustments are related to the finalization of the purchase price of BRI.
(4) During the second quarter of 2009, the Company wrote-off the value of the trade name of Florida Culinary Institute in West Palm Beach, Florida due to rebranding.

Amortization of intangible assets for the years ended December 31, 2009, 2008 and 2007 was approximately $2.5 million, $0.1 million and $0.3 million, respectively.

Index

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2010	$1,894
2011	883
2012	232
2013	181
2014	160
Thereafter	231

$3,581

6.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2009	2008
Land	-	$17,563	$13,563
Buildings and improvements	1-25	159,882	120,834
Equipment, furniture and fixtures	1-12	64,887	55,604
Vehicles	1-7	1,363	1,137
Construction in progress	-	3,205	774
		246,900	191,912
Less accumulated depreciation and amortization		(97,590)	(83,345)
		$149,310	$108,567

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2009 and 2008 of $1.2 million and $4.5 million, respectively, net of accumulated depreciation of $0.8 million and $4.1 million, respectively.

Included above in buildings and improvements are buildings acquired under capital leases as of December 31, 2009 of $26.8 million, net of accumulated depreciation of $1.6 million.

Included above in buildings and improvements is capitalized interest as of December 31, 2009 and 2008 of $0.6 million, respectively, net of accumulated depreciation of $0.2 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $21.1 million, $17.2 million and $14.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2009	2008
Accrued compensation and benefits	$19,231	$11,915
Other accrued expenses	7,735	4,324
	$26,966	$16,239

Index

8.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2009	2008
Credit agreement (a)	$-	$-
Credit agreement (b)	20,000	-
Finance obligation (c)	9,672	9,672
Note payable	11	-
Capital lease-property (with a rate of 8.0%) (d)	27,202	-
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	443	502
	57,328	10,174
Less current maturities	(383)	(130)
	$56,945	$10,044

(a)  On December 1, 2009, the Company, as borrower, and all of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “Credit Agreement”) with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million (the “Credit Facility”).  Banc of America Securities LLC acted as sole lead arranger and book manger in connection with the Credit Facility.  The Credit Agreement replaces the Company’s prior $100 million credit facility with Harris N.A. and other lenders which was due to expire on February 15, 2010.  The prior facility was terminated concurrently with the effective date of the Credit Agreement, which was December 1, 2009.

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At December 31, 2009, the Company had outstanding letters of credit aggregating $6.8 million which was primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of December 31, 2009, the Company was in compliance with the financial covenants contained in the credit agreement.

As of December 31, 2009, the Company had a total of $20.0 million outstanding under its credit agreement.  Interest rates on borrowing under the credit agreement during the year ended December 31, 2009 was 5.00%.

The credit agreement expires December 1, 2012.

(b) The Company previously had a credit agreement with a syndicate of banks, which was terminated on December 1, 2009.  Under the terms of the agreement, the syndicate provided the Company with a $100 million credit facility. The credit agreement permitted the issuance of up to $20 million in letters of credit, the amount of which reduces the availability of permitted borrowings under the agreement.

The obligations of the Company under the prior credit agreement were secured by a lien on substantially all of the assets of the Company and its subsidiaries and any assets that it or its subsidiaries may acquire in the future, including a pledge of substantially all of the subsidiaries’ common stock. Outstanding borrowings bore interest at the rate of adjusted LIBOR plus 1.0% to 1.75%, as defined, or a base rate (as defined in the credit agreement). In addition to paying interest on outstanding principal under the credit agreement, the Company and its subsidiaries were required to pay a commitment fee to the lender with respect to the unused amounts available under the credit agreement at a rate equal to 0.25% to 0.40% per year, as defined.

Index

During 2009, the Company borrowed a total of $44.0 million and repaid $44.0 million under its old credit agreement.  Interest rates on borrowing under the prior credit agreement during the year ended December 31, 2009 ranged from 1.31% to 3.25%.

During 2008, the Company borrowed $23.0 million under the prior credit agreement.  During the third quarter of 2008, the Company repaid a total of $28.0 million, leaving no amounts outstanding as of December 31, 2008.  Interest rates on the loans outstanding during the year ranged from 3.46% to 7.25%.

The prior credit agreement contained various covenants, including total funded debt to adjusted EBITDA of not less than 2:1, net worth of not less than $141.8 million, a fixed charge coverage ratio of not less that 1:1, a minimum financial responsibility score of not less than 1.0, and a cohort default rate of not more than 20%.  Additionally, the credit agreement contained customary events of default as well as an event of default in the event of the suspension or termination of Title IV Program funding for the Company’s and its subsidiaries' schools aggregating 10% or more of the Company’s EBITDA (as defined) or its consolidated total assets and such suspension or termination is not cured within a specified period.  As of the termination of the agreement, the Company was in compliance with the financial covenants contained in the credit agreement.

(c) The Company completed a sale and a leaseback of several facilities on December 28, 2001, as discussed further in Note 14. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2009 were $1.4 million, $1.4 million and $1.3 million, respectively. These payments have been reflected in the accompanying consolidated income statement as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is January 25, 2017.

(d) As part of the acquisition of BAR, the Company assumed real estate capital leases related to Americare School of Nursing in St. Petersburg, Florida and Connecticut Culinary Institute in Hartford, Connecticut.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

Scheduled maturities of long-term debt and lease obligations at December 31, 2009 are as follows:

Year ending December 31,
2010	$384
2011	437
2012	20,481
2013	412
2014	435
Thereafter	35,179
$57,328

9	STOCKHOLDERS' EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received awards of restricted shares of common stock.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.  As of December 31, 2009, there were a total of 421,000 restricted shares awarded and 99,200 shares vested under the LTIP. The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the years ended December 31, 2009, 2008 and 2007 was $0.9 million $0.8 million and $0.1 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of December 31, 2009, 2008 and 2007 was $4.8 million, $3.2 million and $2.8 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  As of December 31, 2009, there were a total of 109,277 shares awarded less 5,035 shares canceled and 60,047 shares vested under the Non-Employee Directors Plan.  The recognized restricted stock expense for the years ended December 31, 2009, 2008 and 2007 was $0.3 million, respectively.  The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of December 31, 2009, 2008 and 2007 was $0.4 million, $0.4 million and $0.4 million, respectively.

Index

In 2009 and 2008, the Company completed a net share settlement for 16,206 and 13,512 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2009 and/or 2008, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a decrease of approximately $0.3 million and $0.2 million in 2009 and 2008, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

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

On December 15, 2009, the Company entered into a definitive stock repurchase agreement (the “Repurchase Agreement”) with Back to School Acquisition, L.L.C., its principal shareholder (“BTS”), relating to the Company’s repurchase of 1,250,000 shares of the Company’s common stock (the “Repurchase Shares”) owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26,187,500 (the “Share Repurchase”).  The Repurchase Shares represent approximately 4.6% of the Company’s total shares of common stock outstanding on December 15, 2009. In accordance with the terms of the Repurchase Agreement, consummation of the Share Repurchase was conditioned upon the completion of the sale by BTS of an additional 750,000 shares of the Company’s common stock in a block trade pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Block Trade”). The completion of the Block Trade and the concurrent closing of the Share Repurchase occurred on December 21, 2009. The Company used cash on hand to pay the purchase price for the Repurchase Shares.  Approximately 25.9 million shares of the Company’s common stock remain outstanding after the completion of the Share Repurchase.  The sale of stock by BTS in the Share Repurchase and the Block Trade have resulted in the reduction of BTS’s beneficial ownership interest in the Company from approximately 37.9% to approximately 31.8% as of December 31, 2009.

On April 1, 2008, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock over the period of one year.  During the year ended December 31, 2008, the Company repurchased 615,000 shares of its common stock for approximately $6.6 million at an average price of $10.70 per share.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2009, 2008, and 2007 were $8.75, $6.69, and $6.78, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2009	2008	2007
Expected volatility	51.95%	57.23%	55.42%
Expected dividend yield	0%	0%	0%
Expected life (term)	4.8-6 Years	6 Years	6 Years
Risk-free interest rate	2.29-2.36%	2.76-3.29%	4.36%
Weighted-average exercise price during the year	$18.48	$11.97	$11.96

The expected volatility considers the volatility of the Company and certain of our competitors’ common stock that has been traded for a period commensurate with the expected life.  The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life.  The dividend yield is 0% as the Company has never declared or paid dividends on our common stock and we do not anticipate declaring or paying dividends on our common stock in the foreseeable future.

Index

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,728,225	8.85	6.31 years	$10,255
Granted	185,500	11.96
Cancelled	(181,474)	12.02
Exercised	(220,088)	3.34		1,811

Outstanding December 31, 2007	1,512,163	9.65	5.83 years	9,156
Granted	145,500	11.97
Cancelled	(93,500)	15.01
Exercised	(89,948)	2.43		1,018

Outstanding December 31, 2008	1,474,215	9.98	5.25 years	6,808
Granted	101,000	18.48
Cancelled	(35,166)	14.81
Exercised	(356,128)	6.07		4,760

Outstanding December 31, 2009	1,183,921	11.74	4.95 years	11,934

Exercisable as of December 31, 2009	952,504	10.95	4.09 years	10,395

As of December 31, 2009, we estimate that unrecognized pre-tax compensation expense for all unvested stock option awards, in the amount of approximately $0.9 million which will be expensed over the weighted-average period of approximately 1.7 years.

The following table presents a summary of options outstanding at December 31, 2009:

	At December 31, 2009
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	370,246	2.02	$3.10	370,246	$3.10
$4.00-$13.99	248,332	7.53	11.76	121,515	11.76
$14.00-$19.99	452,843	6.02	15.24	354,843	15.24
$20.00-$25.00	112,500	4.63	23.08	105,900	23.08

	1,183,921	4.95	10.95	952,504	10.95

During 2009, the Company transferred the $2.8 million balance in deferred compensation to additional paid-in-capital.  The Company concluded that this transfer should have been made concurrently with its previous change in accounting for stock based compensation.  The Company determined the effect of this error on its prior financial statements is immaterial.

10.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

Index

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2009	2008
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$14,994	$14,062
Service cost	98	113
Interest cost	917	893
Actuarial (gain) loss	900	484
Benefits paid	(583)	(558)
Benefit obligation at end of year	16,326	14,994

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	10,659	15,758
Actual return (loss) on plan assets	2,366	(4,540)
Employer contributions	692	-
Benefits paid	(583)	(559)
Fair value of plan assets-end of year	13,134	10,659

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(3,192)	$(4,335)

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2009	2008
Noncurrent liabilities	$(3,192)	$(4,335)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2009	2008
Accumulated loss	$(8,157)	$(9,567)
Deferred income taxes	3,256	3,784
Accumulated other comprehensive loss	$(4,901)	$(5,783)

The accumulated benefit obligation was $16.2 million and $14.8 million at December 31, 2009 and 2008, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2009	2008
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$98	$113
Interest cost	917	894
Expected return on plan assets	(864)	(1,233)
Recognized net actuarial loss	807	228
Net periodic benefit cost	$958	$2

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are ($0.7) million.

Index

Fair value of total plan assets by major asset category as of December 31:

	2009	2008
Equity securities	46%	42%
Fixed income	38%	48%
International equities	15%	10%
Cash and equivalents	1%	0%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2009	2008
Discount rate	5.75%	6.27%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2009	2008	2007
Discount rate	6.27%	6.37%	5.82%
Rate of compensation increase	4.00%	4.00%	4.00%
Long-term rate of return	8.00%	8.00%	8.00%

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

The Company expects to make $0.7 million in contributions to the plan in 2010.  However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was $0.7 million for 2009 and $0 for each of the years ended December 31, 2008. The net periodic benefit expense was $1.0 million and $2 thousand for the year ended December 31, 2009 and 2008, respectively.

Index

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2010	$847
2011	869
2012	904
2013	989
2014	1,027
Years 2015-2019	6,111

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount up to 6% of compensation. For the years ended December 31, 2009, 2008 and 2007 the Company's expense for the 401(k) plan amounted to $1.7 million, $1.4 million and $1.2 million, respectively.

11.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$29,817	$10,960	$8,538
State	8,187	2,679	2,484
Total	38,004	13,639	11,022

Deferred:
Federal	(1,651)	(159)	(776)
State	(1,485)	(139)	(314)
Total	(3,136)	(298)	(1,090)

Total provision	$34,868	$13,341	$9,932

Index

The components of the deferred tax assets are as follows:

	At December 31,
	2009	2008
Deferred tax assets
Current:
Accrued vacation	$114	$117
Net operating loss carryforwards	430	-
Allowance for bad debts	10,084	5,773
Other	249	-
Total current deferred tax assets	10,877	5,890

Deferred tax liabilities
Current:
Accrued student fees	-	(263)
Total current deferred tax liabilities	-	(263)
Total net current deferred tax assets	10,877	5,627

Deferred tax assets
Noncurrent:
Allowance for bad debts	625	-
Accrued rent	2,686	2,530
Stock-based compensation	2,353	2,390
Depreciation	3,610	8,360
Prepaid pension asset	1,274	1,714
Net operating loss carryforwards	3,641	-
Sale leaseback-deferred gain	2,203	2,067
Total noncurrent deferred tax assets	16,392	17,061

Deferred tax liabilities
Noncurrent:
Other intangibles	(3,043)	(2,893)
Goodwill	(9,113)	(7,088)
Total deferred tax liabilities	(12,156)	(9,981)
Total net noncurrent deferred tax assets	4,236	7,080
Total net deferred tax assets	$15,113	$12,707

The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2009		2008		2007
Income from continuing operations before taxes	$84,107		$33,536		$23,759

Expected tax	$29,438	35.0%	$11,737	35.0%	$8,316	35.0%
State tax expense (net of federal benefit)	4,356	5.2	1,651	4.9	1,411	6.0
Other	1,074	1.3	(47)	(0.1)	205	0.8
Total	$34,868	41.5%	$13,341	39.8%	$9,932	41.8%

Index

As of January 1, 2007, the Company adopted an accounting standard related to the accounting for uncertainty in income taxes.  This standard clarifies the accounting for uncertainty in income taxes recognized in financial statements and provides guidance on the recognition and measurement of tax positions taken or expected to be taken by an entity.  The adoption of this standard did not have a significant impact on the Company’s financial position.  The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2009	2008	2007
Balance at January 1,	$100	$100	$100
Gross increases for tax positions of prior years	100	-	-
Balance at December 31,	$200	$100	$100

Included in the balance of unrecognized tax benefits at December 31, 2009 and 2008 are unrecognized tax benefits of $0.2 million and $0.1 million, of which $0.2 million and $0.1 million, would be reflected as an adjustment to income tax expense if recognized, respectively. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, the interest and penalties expense associated with uncertain tax positions are not significant to our results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal income tax examinations for years before 2005 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2004.

Presently, the Company is currently under examination by the Internal Revenue Service for tax years 2006 through 2008. The Company has not been contacted by any U.S. state, local or tax authority for all open tax periods beginning after December 31, 2004.

12.	SEGMENT REPORTING

Each of the Company’s schools is an operating segment.  Our operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

13.	RELATED PARTY TRANSACTIONS

As discussed in Note 9, on December 15, 2009, the Company entered into a Repurchase Agreement with BTS, its principal shareholder, relating to the Company’s repurchase of 1,250,000 shares of the Company’s common stock owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26,187,500.  The Repurchase Shares represented approximately 4.6% of the Company’s total shares of common stock outstanding on December 15, 2009.

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

Index

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligation	Operating Leases	Capital Leases
2010	$1,427	$22,543	$2,570
2011	1,427	21,965	2,603
2012	1,427	21,575	2,609
2013	1,427	20,166	2,505
2014	1,427	19,237	2,494
Thereafter	2,856	89,144	47,543
	9,991	194,630	60,324
Less amount representing interest	(9,991)	-	(32,679)
	$-	$194,630	$27,645

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

Rent expense, included in operating expenses in the accompanying financial statements for the three years ended December 31, 2009 is $23.1 million, $17.2 million, and $16.7 million, respectively. Interest expense related to the financing obligation in the accompanying financial statements for the years ended December 31, 2009, 2008 and 2007 is $1.4 million, $1.4 million and $1.3 million, respectively.

Credit Facility—As of December 31, 2009, the Company had a total of $20.0 million outstanding under its Credit Agreement.  Interest rates on borrowing under the Credit Agreement during the year ended December 31, 2009 was 5.00%.  The Credit Facility expires December 1, 2012.

Capital Expenditures—The Company has entered into commitments to expand or renovate campuses. These commitments are in the range of $13.0 to $16.0 million in the aggregate and are due within the next 12 months.

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

Student Loans—At December 31, 2009, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $20.5 million.

Vendor Relationship—On April 1, 2006, the Company entered into an agreement with Snap-on Industrial (“Snap-on”) which expires on March 31, 2011.  The Company has agreed to grant Snap-on exclusive rights to our certain automotive campuses to display advertising and to train our students with the exception of one pre-existing vendor contract.   The Company earns credits that are redeemable for tools and equipment based on the number of automotive graduates quarterly. In addition, credits are earned on our purchases as well as purchases made by students enrolled in our automotive programs. Snap-on receivable for credits not redeemed for the years ended December 31, 2009 and 2008 was $0.7 million and $0.3 million, respectively.

On October 1, 2005, the Company entered into an agreement with Snap-on exclusively for our Queens, NY campus opened March 27, 2006 which expires on November 30, 2011. We have agreed to grant Snap-on exclusive rights to in school advertising and supplying all student training tools and equipment, as well as our automotive equipment purchases.   In exchange, Snap-on agreed to advance tools and equipment needed to build out the school, not to exceed $1.0 million at list price.   The equipment advance is offset by credits earned through purchases by the Queens campus and their students.   Snap-on liability resulting from advanced equipment received in excess of credits earned for the years ended December 31, 2009 and 2008, was $0.4 million and $0.5 million, respectively.

Index

As part of the acquisition of BAR in January 2009, the Company assumed an agreement with Snap-on exclusively for our East Windsor, Connecticut campus which expires on December 31, 2011.  We have agreed to grant Snap-on exclusive rights to promote and sell to East Windsor students’ equipment offered by Snap-on.  In exchange, Snap-on agreed to initially advance tools and equipment up to $0.5 million of the equipment to East Windsor as agreed upon by the parties.  Snap-on may at its discretion advance additional amounts for equipment according to the agreement Snap-on liability resulting from advanced equipment received in excess of credits earned for years ended December 31, 2009 was $0.2 million.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $6.2 million at December 31, 2009.

Change in Control Agreements—In the event of a change of control several key executives will receive continue salary payments based on their employment agreements.

Surety Bonds—Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2009, we have posted surety bonds in the total amount of approximately $14.2 million.

15.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2009 and 2008 is as follows:

	Quarter
2009	First	Second	Third	Fourth

Revenues	$118,599	$128,110	$148,368	$157,459
Operating income	10,690	13,429	24,151	40,048
Net income	5,823	7,426	13,656	22,334
Income per share:
Basic
Net income per share	$0.23	$0.28	$0.51	$0.84
Diluted
Net income per share	$0.22	$0.27	$0.50	$0.82

	Quarter
2008	First	Second	Third	Fourth

Revenues	$84,047	$85,056	$100,481	$107,323
Operating income	1,249	2,686	10,391	21,248
Net income	484	1,241	5,706	12,763
Income per share:
Basic
Net income per share	$0.02	$0.05	$0.23	$0.51
Diluted
Net income per share	$0.02	$0.05	$0.22	$0.49

16.	DISCONTINUED OPERATIONS

On July 31, 2007 the Company’s Board of Directors approved a plan to cease operations at the Company’s Plymouth Meeting, Pennsylvania, Norcross, Georgia and Henderson, Nevada campuses.  As a result of the above decision, the Company reviewed the related goodwill and long-lived assets for possible impairment.

Index

As of September 30, 2007, all operations had ceased at these campuses and, accordingly, the results of operations of these campuses have been reflected in the accompanying statements of operations as “Discontinued Operations” for all periods presented.

The results of operations at these three campuses for each of the period ended December 31, 2007 was comprised of the following:

Year Ended December 31, 2007
Revenues	$4,230
Operating expenses	(13,760)
(9,530)
Benefit for income taxes	(4,043)
Loss from discontinued operations	$(5,487)

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2009
Student receivable allowance	$14,738	$36,982	$(24,861)	$26,859
December 31, 2008
Student receivable allowance	$11,403	$21,642	$(18,307)	$14,738
December 31, 2007a
Student receivable allowance	$11,536	$17,767	$(17,900)	$11,403