Form 10-Q
period 2010-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2010-05-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 4, 2010, there were 26,044,421 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,792	$46,076
Restricted cash	374	858
Accounts receivable, less allowance of $23,566 and $25,293 at March 31, 2010 and December 31, 2009, respectively	29,309	36,614
Inventories	3,227	3,329
Deferred income taxes, net	10,810	10,877
Prepaid expenses and other current assets	6,947	8,207
Total current assets	84,459	105,961

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $101,537 and $97,590 at March 31, 2010 and December 31, 2009, respectively	159,800	149,310

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,472 and $1,566 at March 31, 2010 and December 31, 2009, respectively	5,887	6,264
Deferred finance charges, net	1,257	1,346
Deferred income taxes, net	4,315	4,236
Goodwill	112,953	112,953
Other assets, net	8,691	8,298
Total other assets	133,103	133,097
TOTAL	$377,362	$388,368

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$380	$383
Unearned tuition	50,041	48,087
Accounts payable	21,098	19,649
Accrued expenses	17,959	26,966
Advanced payments from federal funds	149	667
Income taxes payable	3,967	5,358
Other short-term liabilities	557	357
Total current liabilities	94,151	101,467

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	36,846	56,945
Pension plan liabilities, net	3,380	3,192
Accrued rent	6,516	6,282
Other long-term liabilities	1,626	1,846
Total liabilities	142,519	169,732

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, no par value - authorized 100,000,000 shares at March 31, 2009 and December 31, 2009, issued and outstanding 27,812,560 shares at March 31, 2010 and 27,722,471 shares at December 31, 2009	138,491	137,689
Additional paid-in capital	15,106	14,161
Treasury stock at cost - 1,865,000 shares at March 31, 2010 and December 31, 2009	(32,771)	(32,771)
Retained earnings	118,918	104,458
Accumulated other comprehensive loss	(4,901)	(4,901)
Total stockholders’ equity	234,843	218,636
TOTAL	$377,362	$388,368

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

REVENUE	$152,466	$118,599
COSTS AND EXPENSES:
Educational services and facilities	58,869	48,299
Selling, general and administrative	68,273	59,612
Loss (gain) on sale of assets	4	(2)
Total costs & expenses	127,146	107,909
OPERATING INCOME	25,320	10,690
OTHER:
Interest income	1	2
Interest expense	(1,195)	(1,006)
Other income	—	8
INCOME BEFORE INCOME TAXES	24,126	9,694
PROVISION FOR INCOME TAXES	9,666	3,871
NET INCOME	$14,460	$5,823
Basic
Net income per share	$0.57	$0.23
Diluted
Net income per share	$0.55	$0.22
Weighted average number of common shares outstanding:
Basic	25,558	25,704
Diluted	26,336	26,452

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2010	27,722,471	$137,689	$14,161	$(32,771)	$104,458	$(4,901)	$218,636
Net income	—	—	—	—	14,460	—	14,460
Stock-based compensation expense
Restricted stock	—	—	519	—	—	—	519
Stock options	—	—	161	—	—	—	161
Tax benefit of options exercised	—	—	367	—	—	—	367
Net share settlement for equity-based compensation	(4,586)	—	(102)	—	—	—	(102)
Exercise of stock options	94,675	802	—	—	—	—	802
BALANCE - March 31, 2010	27,812,560	$138,491	$15,106	$(32,771)	$118,918	$(4,901)	$234,843

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,460	$5,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,453	5,249
Amortization of deferred finance charges	89	50
Deferred income taxes	(12)	(498)
(Gain) loss on disposition of assets	4	(2)
Provision for doubtful accounts	8,488	7,248
Stock-based compensation expense	680	537
Tax benefit associated with exercise of stock options	(367)	(40)
Deferred rent	338	94
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(806)	(6,813)
Inventories	102	155
Prepaid expenses and current assets	945	(47)
Due from federal programs	(518)	1,001
Other assets	(1,145)	(449)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	457	(2,287)
Other liabilities	198	53
Income taxes payable/prepaid	(1,024)	(1,665)
Accrued expenses	(9,111)	(4,370)
Pension plan contribution	(30)	—
Unearned tuition	1,954	(1,746)
Total adjustments	6,695	(3,530)
Net cash provided by operating activities	21,155	2,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	484	356
Capital expenditures	(14,888)	(2,483)
Proceeds from sale of property and equipment	—	19
Acquisitions, net of cash acquired, including restricted cash	—	(24,933)
Net cash used in investing activities	(14,404)	(27,041)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	40,000
Payments on borrowings	(20,000)	(30,000)
Proceeds from exercise of stock options	802	51
Tax benefit associated with exercise of stock options	367	40
Net share settlement for equity-based compensation	(102)	(55)
Principal payments under capital lease obligations	(102)	(234)
Proceeds from issuance of common stock, net of issuance costs	—	14,932
Net cash (used in) provided by financing activities	(19,035)	24,734
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,284)	(14)
CASH AND CASH EQUIVALENTS—Beginning of period	46,076	15,234
CASH AND CASH EQUIVALENTS—End of period	$33,792	$15,220

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,071	$533
Income taxes	$11,183	$6,617
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired in noncash transactions	$2,792	$302

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and subsidiaries (the “Company”) is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, hospitality services and business and information technology. The Company currently has 43 schools in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements which should be read in conjunction with the December 31, 2009 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Stock Based Compensation –The accompanying condensed consolidated statements of operations include stock based compensation expense of approximately $0.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued an accounting standard on variable interest entities to address the elimination of the concept of a qualifying special purpose entity. This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The standard became effective for the Company on January 1, 2010.  The adoption of this standard had no effect on the Company’s condensed consolidated financial statements.

Index

2.             WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three months ended March 31, 2010 and 2009, respectively, was as follows:

	Three Months Ended
	March 31,
	2010	2009
Basic shares outstanding	25,558,403	25,704,345
Dilutive effect of stock options	777,256	747,775
Diluted shares outstanding	26,335,659	26,452,120

For the three months ended March 31, 2010 and 2009, options to acquire 51,000 and 280,000 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

3.             BUSINESS ACQUISITIONS

On January 20, 2009, the Company completed the acquisition of six of the seven schools comprising Baran Institute of Technology, Inc. (“BAR”), for approximately $24.9 million in cash, net of cash acquired.  BAR consists of seven schools and offers associate’s degree and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts. On April 20, 2009, the Company acquired the seventh BAR school, Clemens College (“Clemens”), for $2.7 million, in cash, net of cash acquired.  In connection with these acquisitions, the Company incurred approximately $1.4 million of transaction expenses for the year ended December 31, 2009.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price allocations for BAR were finalized in 2010.

The following table summarizes the reported fair value of assets acquired and liabilities assumed related to acquisition:

BAR January 20, 2009 and Clemens April 20, 2009

Restricted cash	$362
Current assets, excluding cash acquired (1)	8,063
Property, equipment and facilities	36,739
Goodwill	20,462
Identified intangibles:
Student contracts	2,162
Trade name	510
Accreditation	1,040
Curriculum	410
Non-compete	1,980
Other long-term assets	730
Current liabilities assumed	(16,688)
Long-term liabilities assumed	(28,218)
Cost of acquisition, net of cash acquired	$27,552

(1) Current assets, excluding cash acquired, include amounts due from the seller in accordance with the stock purchase agreement.

Index

4.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense. There have been no changes in the carrying amount of goodwill from December 31, 2009 through March 31, 2010. Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2009	$4,827	$990	$509	$2,307	$1,150	$2,181	$11,964
Reclassification (1)	—	(330)	330	—	—	—	—
Gross carrying amount at March 31, 2010	4,827	660	839	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2009	3,834	—	84	—	390	778	5,086
Amortization	416	—	132	—	29	175	752
Accumulated amortization at March 31, 2010	4,250	—	216	—	419	953	5,838

Net carrying amount at March 31, 2010	$577	$660	$623	$2,307	$731	$1,228	$6,126

Weighted average amortization period (years)	2	Indefinite	4	Indefinite	10	3

(1) Reclassification due to the Company’s plan to rebrand a group of schools.

Amortization of intangible assets was approximately $0.8 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remaining of 2010	$1,472
2011	883
2012	232
2013	181
2014	160
Thereafter	231

$3,159

Index

5.             LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31,	December 31,
	2010	2009
Credit agreement (a)	$—	$20,000
Finance obligation (b)	9,672	9,672
Note payable	—	11
Capital lease-property (a rate of 8.0%) (c)	27,150	27,202
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	404	443
	37,226	57,328
Less current maturities	(380)	(383)
	$36,846	$56,945

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At March 31, 2010 and December 31, 2009, the Company had outstanding letters of credit aggregating $4.7 million and $6.8 million, respectively, which were primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of March 31, 2010, the Company was in compliance with the covenants contained in the credit agreement.

As of March 31, 2010, the Company had no amounts outstanding under the Credit Agreement.  As of December 31, 2009, the Company had a total of $20.0 million outstanding under its Credit Agreement.  During the three months ended March 31, 2010 the Company repaid $20.0 million under its Credit Facility. The interest rate on borrowings under the Credit Facility during the three months ended March 31, 2010 was 5.00%.

The credit agreement expires December 1, 2012.

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

Index

6.             EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received awards of restricted shares of common stock.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.  As of March 31, 2010, there were a total of 421,000 restricted shares awarded and 115,200 shares vested under the LTIP. The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three months ended March 31, 2010 and 2009 was $0.3 million and $0.2 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of March 31, 2010 and December 31, 2009 was $4.4 million and $4.8 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  Beginning in 2010, all new awards of common stock granted under the Non-Employee Directors Plan vest on the first anniversary of the grant date.  As of March 31, 2010, there were a total of 109,277 shares awarded less 5,035 shares canceled and 60,047 shares vested under the Non-Employee Directors Plan.  The recognized restricted stock expense for the three months ended March 31, 2010 and 2009 was $0.2 million and $0.1 million, respectively.  The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of March 31, 2010 and December 31, 2009 was $0.3 million and $0.4 million, respectively.

For the three months ended March 31, 2010 and 2009, the Company completed a net share settlement for 4,586 and 3,871 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2010 and/or 2009, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a decrease of approximately $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

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

On December 15, 2009, the Company entered into a definitive stock repurchase agreement (the “Repurchase Agreement”) with Back to School Acquisition, L.L.C., its largest shareholder (“BTS”), relating to the Company’s repurchase of 1,250,000 shares of the Company’s common stock (the “Repurchase Shares”) owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26,187,500 (the “Share Repurchase”).  In accordance with the terms of the Repurchase Agreement, consummation of the Share Repurchase was conditioned upon the completion of the sale by BTS of an additional 750,000 shares of the Company’s common stock in a block trade pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Block Trade”). The completion of the Block Trade and the concurrent closing of the Share Repurchase occurred on December 21, 2009. The Company used cash on hand to pay the purchase price for the Repurchase Shares.

Index

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2010 were $8.92 per share using the following weighted average assumptions for grants:

March 31, 2010
Expected volatility	45.00%
Expected dividend yield	0%
Expected life (term)	4.82 years
Risk-free interest rate	2.38%
Weighted-average exercise price during the year	$21.51

The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2009	1,183,921	11.74	4.95 years	$11,934
Granted	12,000	21.51
Canceled	(6,000)	19.98
Exercised	(94,675)	8.47		1,416

Outstanding March 31, 2010	1,095,246	12.09	4.80 years	14,470

Exercisable as of March 31, 2010	943,322	11.31	4.15 years	13,194

As of March 31, 2010, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.8 million.  This amount will be expensed over the weighted-average period of approximately 2.3 years.

The following table presents a summary of stock options outstanding:

	At March 31, 2010
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	322,746	1.78	$3.10	322,746	$3.10
$4.00-$13.99	222,292	7.29	11.86	172,967	11.83
$14.00-$19.99	427,708	5.76	15.93	343,709	15.21
$20.00-$25.00	122,500	4.94	22.77	103,900	23.09

	1,095,246	4.80	12.09	943,322	11.31

7.          INCOME TAXES

The effective tax rate for the three months ended March 31, 2010 and 2009 was 40.1% and 39.9%, respectively.

Index

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

9.          PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $30 thousand and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.  The net periodic benefit cost was $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

10.          RELATED PARTY TRANSACTIONS

As discussed in Note 6, on December 15, 2009, the Company entered into a Repurchase Agreement with BTS, the Company’s largest shareholder, relating to the Company’s repurchase of 1,250,000 shares of the Company’s common stock owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26.2 million.

On April 6, 2010, BTS sold 3,000,000 shares of the Company’s common stock in a registered public offering at a purchase price of $25.50.  The Company incurred expenses of $0.5 million related to the sale of shares by BTS as a result of the Company’s obligation to register the BTS shares pursuant to a registration rights agreement with BTS.  The Company did not issue any new shares and the Company did not receive any proceeds from the sale of the shares by BTS.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2009, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2009.

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of March 31, 2010, 31,402 students were enrolled at our 43 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our seven destination campuses attract students from across the United States, and in some cases, from abroad.

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

Allowance for uncollectible accounts.  Based upon our experience and judgment and economic trends impacting our business, we establish an allowance for uncollectible accounts with respect to tuition receivables.  We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts.  In establishing our allowance for uncollectible accounts, we consider, among other things, a student’s status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments and overall collection history.  Changes in trends in any of these areas may impact the allowance for uncollectible accounts.  The receivables balances of withdrawn students with delinquent obligations are reserved based on our collection history.  Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Index

Our bad debt expense as a percentage of revenues for the three months ended March 31, 2010 and 2009 was 5.6% and 6.1%, respectively. Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2010 and 2009 would have resulted in an increase in bad debt expense of $1.5 million and $1.2 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2010, goodwill represented approximately $113.0 million, or 29.9%, of our total assets. We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value; if necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value.  At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $215,000 existed for one of our reporting units.  No other reporting unit’s carrying goodwill amount exceeded its implied value.  No events have occurred subsequently that would have required retesting since that evaluation took place.

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

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	38.6%	40.7%
Selling, general and administrative	44.8%	50.3%
Total costs and expenses	83.4%	91.0%
Operating income	16.6%	9.0%
Interest expense, net	-0.8%	-0.8%
Income before income taxes	15.8%	8.2%
Provision for income taxes	6.3%	3.3%
Net income	9.5%	4.9%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Revenue increased by $33.9 million, or 28.6%, to $152.5 million for the quarter ended March 31, 2010 from $118.6 million for the quarter ended March 31, 2009.  This increase was primarily attributable to a 25.1% increase in average student population, which increased to 30,872 for the quarter ended March 31, 2010, from 24,681 for the quarter ended March 31, 2009. Average revenue per student increased 2.8% for the quarter ended March 31, 2010, from the quarter ended March 31, 2009, primarily from tuition increases which ranged from 3% to 5% annually and from a shift in program mix. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses. Our educational services and facilities expenses increased by $10.6 million, or 21.9%, to $58.9 million for the quarter ended March 31, 2010 from $48.3 million for the quarter ended March 31, 2009. This increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $6.8 million, or 27.2%, and books and tools expenses, which increased by $0.8 million, or 10.7%, respectively, over the same quarter in 2009. These increases were attributable to a 19.3% increase in student starts for the first quarter of 2010 as compared to the first quarter of 2009 coupled with a 25.1% increase in average student population and higher tool sales during the quarter ended March 31, 2010 compared to the same quarter in 2009.  We began 2010 with approximately 7,700 or 35.4% more students than we had on January 1, 2009, and as of March 31, 2010, our student population was approximately 5,800 higher than as of March 31, 2009.  Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $3.0 million over the same quarter in 2009. This increase was primarily due to an increase in depreciation expense of $1.0 million due to higher capital expenditures in 2009 compared to 2008 and the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  The remainder of this increase was mainly due to expenses incurred in connection with the relocation of two of our campuses.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended March 31, 2010 were $68.3 million, an increase of $8.7 million, or 14.5%, from $59.6 million for the quarter ended March 31, 2009.  This increase in our selling, general and administrative expenses for the quarter ended March 31, 2010 was primarily due to: (a) a $1.4 million, or 29.7%, increase in student services; (b) a $4.2 million, or 20.3%, increase in sales and marketing; and (c) a $3.0 million, or 8.8%, increase in administrative expenses as compared to the quarter ended March 31, 2009.

The increase in student services was primarily the result of an addition of 36 employees within the career services and default management personnel.   We increased our career services personnel to further assist our students with their job placement efforts as a result of a difficult job market.  The economic environment has also resulted in increases in our cohort default rates.  As a result, we added default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students stay current in their loan payments.

The increase in sales and marketing expense during the quarter ended March 31, 2010 as compared to the same quarter in 2009 was primarily due to: (a) annual compensation increases to sales representatives; (b) additional sales representatives to facilitate our recent and anticipated growth; and (c) increased call center personnel.  In addition, we invest in marketing initiatives in an effort to continue to grow our student population.

Index

The increase in administrative expenses during the quarter ended March 31, 2010 as compared to the same quarter in 2009 was primarily due to annual compensation increases and increases in the cost of benefits provided to our employees.  Other items that contributed to the increase were: (a) a $1.2 million increase in bad debt expense; (b) a $0.5 million increase in software maintenance expense resulting from increased software licenses for our student management system; and (c) a $0.2 million increase in expenses incurred in connection with registered common stock offerings.  As a percentage of revenues, selling, general and administrative expenses for the first quarter of 2010 decreased to 44.8% from 50.3% for the first quarter of 2009.

For the quarter ended March 31, 2010, our bad debt expense as a percentage of revenue was 5.6% as compared to 6.1% for the same quarter in 2009.  The reduction in bad debt as a percentage of revenue reflects our improved financial aid packaging process, which resulted in more timely processing of financial aid and greater cash collections. The number of days sales outstanding at March 31, 2010 decreased to 20.8 days, compared to 21.7 days at March 31, 2009.  As of March 31, 2010, we had outstanding loan commitments to our students of $24.1 million as compared to $28.9 million at December 31, 2009.  Loan commitments, net of interest that would be due on the loans through maturity, were $18.1 million at March 31, 2010 as compared to $20.5 million at December 31, 2009.

 Net interest expense. Our net interest expense for the quarter ended March 31, 2010 was $1.2 million, an increase of $0.2 million, from $1.0 million for the quarter ended March 31, 2009.    This increase was attributable to real estate capital leases acquired during the first quarter of 2009.

Income taxes. Our provision for income taxes for the quarter ended March 31, 2010 was $9.7 million, or 40.1% of pretax income, compared to $3.9 million, or 39.9% of pretax income for the quarter ended March 31, 2009. The effective tax rate for the quarter ended March 31, 2010 was essentially flat as compared to the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.

The following chart summarizes the principal elements of our cash flows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$21,155	$2,293
Net cash used in investing activities	$(14,404)	$(27,041)
Net cash (used in) provided by financing activities	$(19,035)	$24,734

At March 31, 2010, we had cash and cash equivalents of $33.8 million, representing a decrease of approximately $12.3 million as compared to $46.1 million as of December 31, 2009.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first quarter of 2010, we repaid $20.0 million representing all outstanding debt under our credit facility.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure  you that we will be able to raise additional capital on favorable terms, if at all. At March 31, 2010, we had net borrowings available under our $115 million credit agreement of approximately $110.3 million, including a $20.3 million sub-limit on letters of credit.  The credit agreement terminates on December 1, 2012.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 81% of our cash receipts relating to revenues in 2009. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 16 to 193 weeks. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

Index

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Operating Activities

Net cash provided by operating activities was $21.2 million for the quarter ended March 31, 2010 as compared to $2.3 million for quarter ended March 31, 2009.  The $18.9 million increase in net cash provided by operating activities primarily resulted from an increase in net income of approximately $8.7 million and better cash collections, which resulted in a decrease in net accounts receivable of $7.7 million, offset by $4.6 million of higher tax payments.   The remainder of the increase was attributable to cash provided by other working capital items during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.

Investing Activities

Net cash used in investing activities decreased by $12.6 million to $14.4 million for the quarter ended March 31, 2010 from $27.0 million for the quarter ended March 31, 2009. This decrease was primarily attributable to a $24.9 million decrease in cash used for acquisitions offset by a $12.4 million increase in capital expenditures for the quarter ended March 31, 2010 as compared to the same quarter in 2009.  Our 2010 capital expenditures mainly resulted from facility expansion, leasehold improvements, and investments in classroom and shop technology.

We currently lease a majority of our campuses. We own our campuses in Suffield, Connecticut; Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; and Cincinnati (Tri-County), Ohio. In addition, we purchased a building in Denver, Colorado in 2009 which will be occupied by our existing campus in Denver once construction is complete.  Although our current strategy is to continue our growth organically, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt and/or issue debt or equity securities.

Capital expenditures are expected to continue to increase in the remainder of 2010 as we continue to construct our new Denver, Colorado facility, open a new start-up campus, upgrade and expand current equipment and facilities and expand new facilities to meet increased student enrollment. We anticipate capital expenditures to range from 8% to 9% of revenues in 2010 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Net cash used in financing activities was $19.0 million for the quarter ended March 31, 2010, as compared to net cash provided by financing activities of $24.7 million for the quarter ended March 31, 2009. This decrease was primarily attributable to $14.9 million received from our sale of common stock in a public offering during the first quarter of 2009 and a decrease in net borrowings of $30.0 million.

On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit facility with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million.  Banc of America Securities LLC acted as sole lead arranger and book manager under the credit facility.

Amounts borrowed as revolving loans under the credit facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement.  The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At March 31, 2010, we had outstanding letters of credit aggregating $4.7 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

The following table sets forth our long-term debt (in thousands):

	March 31,	December 31,
	2010	2009
Credit agreement	$—	$20,000
Finance obligation	9,672	9,672
Note payable	—	11
Capital lease-property (a rate of 8.0%)	27,150	27,202
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	404	443
Subtotal	37,226	57,328
Less current maturities	(380)	(383)
Total long-term debt	$36,846	$56,945

We believe that our working capital, cash flow from operations, access to operating leases and borrowings available from our amended credit agreement will provide us with adequate resources for our ongoing operations through 2010 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of March 31, 2010, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2031 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2010, measured from the end of our fiscal year, December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$59,683	$2,571	$5,199	$4,994	$46,919
Uncertain income taxes	177	177	—	—	—
Operating leases	191,706	22,255	43,343	39,171	86,937
Rent on finance obligation	9,635	1,427	2,855	2,855	2,498
Total contractual cash obligations	$261,201	$26,430	$51,397	$47,020	$136,354

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2010, except for our letters of credit of $4.7 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Recent Developments

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

On April 6, 2010, BTS sold 3,000,000 shares of our common stock in a registered public offering at a purchase price of $25.50.  We incurred expenses of $0.5 million related to the sale of shares by BTS as a result of our obligation to register the BTS shares as a result of our obligation to register the BTS shares pursuant to a registration rights agreement with BTS.  We did not issue any new shares and we did not receive any proceeds from the sale of the shares by BTS.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 5% (as calculated in the credit agreement) as of March 31, 2010.  As of March 31, 2010, we had no outstanding borrowings under our credit agreement.

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

Index

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

The sale of shares by our largest stockholder on April 6, 2010 constituted a change in control of each of our schools under the DOE standards and standards of certain institutional accrediting agencies requiring each of our schools to apply for recertification for continued ability to participate in Title IV Programs and reaffirm certain accreditations. The failure to obtain the required recertifications and reaffirmations could have a material adverse effect on our results of operations.

The disposition of our common stock by our largest stockholder on April 6, 2010 in a secondary offering resulted in a change in control under the standards of the DOE and applicable state education agencies and accrediting commissions. The DOE, most state education agencies and our accrediting commissions each have standards pertaining to a change in control of schools that are not uniform and are subject to interpretation by these respective agencies. A change in control under the definition of one of these agencies requires the affected school to reaffirm the applicable DOE approval, state authorization or accreditation. Each school that undergoes a change in control under the standards of the DOE must apply for recertification for continued ability to participate in Title IV Programs. Some agencies would require approval prior to a sale or disposition that would result in a change in control in order to maintain authorization or accreditation. The requirements to obtain such reaffirmation from the states and our accrediting commissions vary widely.

DOE regulations describe some transactions that constitute a change in control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. For a publicly traded corporation, DOE regulations provide that a change in ownership resulting in a change of control occurs in one of two ways: (a) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change in control or (b) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. The sale by our largest stockholder of the shares of common stock on April 6, 2010 caused them to own less than 25% of our total outstanding voting stock. As a result, the sale on April 6, 2010 constituted a change in ownership resulting in a change of control of each of our institutions under the DOE regulations. The DOE regulations state that an institution that undergoes a change in ownership that results in a change in control ceases to qualify as an institution eligible to participate in the Title IV programs upon the change in ownership and control; however, the DOE regulations provide that the DOE may continue the institution’s participation in the Title IV programs on a provisional basis provided that the institution submits to the DOE a materially complete application (as defined in the DOE regulations) for approval to participate in the Title IV programs no later than 10 business days after the change in ownership occurs. We submitted a materially complete application to the DOE for each of our institutions prior to the deadline. If the DOE determines that our institutions have submitted materially complete applications, the DOE would provide each of our institutions with a Temporary Provisional Program Participation Agreement, or Temporary PPPA, which would extend the terms and conditions of the Program Participation Agreement that was in effect for each of our institutions before the sale of common stock by the selling stockholder, pending the DOE’s consideration of each of our institution’s application for approval to participate in the Title IV programs. The Temporary PPPA expires on the last day of the month following the month in which the change in ownership resulting in a change of control occurred unless we provide, on behalf of our institutions, documentation outlined in the DOE regulations to the DOE on or before that date. If a Temporary PPPA were to expire, an institution would become ineligible to participate in the Title IV programs until the DOE completed its review of the institution’s application for approval to participate in the Title IV programs. If the institution provides the DOE with the required documentation, the DOE will extend the Temporary PPPA on a month-to-month basis until the DOE completes its review of the application for approval to participate in the Title IV programs and either signs a new Provisional Program Participation Agreement with the institution or notifies the institution that its application is denied. If the DOE denies the application of one or more of our institutions, each such institution, including its main campus and all of its additional locations, would be ineligible to participate in the Title IV programs.  In addition, we are awaiting approval from the DOE of a recent merger of two of our institutions, Briarwood College, or Briarwood, and Clemens College, or Clemens, which merged into one institution under a new name, Lincoln College of New England in January 2010.  We have received approvals of the merger and name change from the Connecticut Department of Higher Education and from the New England Association of Schools and Colleges, or NEASC.  We received correspondence from the DOE confirming that the merger does not constitute a change in ownership resulting in a change of control and that Briarwood and Clemens may continue to provide Title IV funds to students as they did prior to the merger until receiving approval of the merger.  However, the DOE will not issue a final approval of the merger until it has completed the review of our financial statements for the 2009 fiscal year.  We expect that the DOE will review the merger application during or as part of its review of the change of control applications that we submitted in connection with the sale of shares by our largest stockholder on April 6, 2010.  We cannot assure you that the DOE will approve each of our institutions to participate in the Title IV programs. If the DOE approves each of our institution’s applications to participate in the Title IV programs, each of our institutions would receive a provisional Program Participation Agreement and would be placed on provisional certification for a period that typically extends for three years, although the DOE could select a different duration.

Index

We have received written confirmation from all state education agencies that license our institutions to operate in the states in which those institutions are physically located that the sale of shares of our common stock by our largest stockholder on April 6, 2010 would not constitute a change in control requiring agency approval provided that no other stockholder will own more than 25% of our outstanding voting stock following the sale and that the sale will not result in a change in our board of directors. If one of those circumstances had occurred, one or more state education agencies could determine that the sale would result in a change in ownership and require us to obtain approval of the sale or to obtain a new license (for example, the Maryland Higher Education Commission notified us that if the sale of shares results in a new majority owner, the change in ownership would be subject to its approval); however, neither of those circumstances occurred as a result of the sale. The sale constituted a change in ownership under the standards of the Accrediting Commission of Career Schools and Colleges, or ACCSC, which is one of our four institutional accrediting agencies. ACCSC standards require each school to obtain approval of the transfer of accreditation that would result from the change of ownership and control by submitting an Application for a Change of Ownership—Part I. In connection with the sale, we submitted applications for each of our ACCSC-accredited schools, and ACCSC issued a letter approving the transfer of accreditation for each of these ACCSC-accredited schools. Under ACCSC standards, we were required to obtain further approval from ACCSC for each of our ACCSC-accredited schools by submitting to ACCSC an Application for a Change of Ownership—Part II for each school within 45 days after the completion of the sale. We submitted this application to the ACCSC for each of our ACCSC-accredited schools prior to this deadline and received approval on April 27, 2010. The Accrediting Council for Independent Colleges and Schools, or ACICS, which is another of our institutional accrediting agencies, informed us in writing that the sale did not constitute a change in ownership under its standards. We also received written confirmation from NEASC that the sale did not constitute a substantive change and therefore does not require NEASC approval. We were required to notify the Accrediting Bureau of Health Education Schools, or ABHES, another of our four accrediting agencies, of the sale on April 6, 2010. ABHES determined that the sale was not a change in ownership. We cannot assure you that each of the aforementioned state and accrediting agencies and the DOE would approve any applications they will or may require in connection with the sale. If such approvals are not received, it may have a material impact on the operation of our schools and our results of operations.

In addition, future sales by the selling stockholder, other stockholders or us may result in a change in control under any of the DOE or state authorization and accreditation standards. For more information, see ‘‘Business—Regulatory Environment—Change of Control’’ and ‘‘Risk Factors—Risks Related to Our Industry’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.  EXHIBITS

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	Amended and Restated By-laws of the Company (2).

4.1	Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders’ Agreement (1).

Index

4.2	Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders’ Agreement (1).

4.3
Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and other holders of options under the Management Stock Option Plan listed therein (1).

4.4
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

10.2	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and David F. Carney (3).

10.3	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the Company and David F. Carney (9).

10.4	Separation and Release Agreement, dated as of October 15, 2007, between the Company and Lawrence E. Brown (4).

10.5	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Scott M. Shaw (3).

10.6	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Scott M. Shaw (9).

10.7	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Cesar Ribeiro (3).

10.8	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Cesar Ribeiro (9).

10.9	Amended and Restated Employment Agreement, dated as of February 1, 2007, between the Company and Shaun E. McAlmont (3).

10.10	Amendment to Amended and Restated Employment Agreement, dated as of January 14, 2009, between the company and Shaun E. McAlmont (9).

10.11	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.12	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.13	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.14	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.15	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.16	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan (6).

Index

10.17	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan (6).

10.18	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.19
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, UGPE Partners Inc. and Merion Investment Partners, L.P (9).

10.20
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, Merion Investment Partners, L.P. and, for certain limited purposes only, UGPE Partners Inc (9).

10.21	Stock Purchase Agreement, dated as of December 15, 2009 between Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C.

31.1 *	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of President & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2005.

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K dated October 15, 2007.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.

(7)	Incorporated by reference to the Company’s Form 8-K dated December 1, 2009.

(8)	Incorporated by reference to the Company’s Form 8-K dated December 15, 2009.

(9)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2009.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 7, 2010	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)