Form 10-Q
period 2010-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2010-08-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 4, 2010, there were 26,086,813 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,190	$46,076
Restricted cash	369	858
Accounts receivable, less allowance of $23,896 and $25,293 at June 30, 2010 and December 31, 2009, respectively	33,738	36,614
Inventories	3,821	3,329
Deferred income taxes, net	10,590	10,877
Prepaid income taxes	10,122	-
Prepaid expenses and other current assets	6,547	8,207
Total current assets	93,377	105,961

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $105,616 and $97,590 at June 30, 2010 and December 31, 2009, respectively	163,527	149,310

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,440 and $1,566 at June 30, 2010 and December 31, 2009, respectively	5,919	6,264
Deferred finance charges, net	1,167	1,346
Deferred income taxes, net	4,468	4,236
Goodwill	112,953	112,953
Other assets, net	7,849	8,298
Total other assets	132,356	133,097
TOTAL	$389,260	$388,368

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$386	$383
Unearned tuition	47,096	48,087
Accounts payable	19,909	19,649
Accrued expenses	23,921	26,966
Advanced payments from federal funds	122	667
Income taxes payable	-	5,358
Other short-term liabilities	557	357
Total current liabilities	91,991	101,467

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	36,747	56,945
Pension plan liabilities, net	3,485	3,192
Accrued rent	6,870	6,282
Other long-term liabilities	1,619	1,846
Total liabilities	140,712	169,732

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, no par value - authorized 100,000,000 shares at June 30, 2010 and December 31, 2009, issued and outstanding 28,097,276 shares at June 30, 2010 and 27,722,471 shares at December 31, 2009	140,480	137,689
Additional paid-in capital	16,775	14,161
Treasury stock at cost - 2,015,796 shares at June 30, 2010 and 1,865,000 shares at December 31, 2009	(35,920)	(32,771)
Retained earnings	132,114	104,458
Accumulated other comprehensive loss	(4,901)	(4,901)
Total stockholders' equity	248,548	218,636
TOTAL	$389,260	$388,368

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUE	$152,795	$128,110	$305,261	$246,709
COSTS AND EXPENSES:
Educational services and facilities	58,118	51,120	116,987	99,418
Selling, general and administrative	71,705	63,573	139,978	123,187
Gain on sale of assets	(11)	(12)	(7)	(14)
Total costs & expenses	129,812	114,681	256,958	222,591
OPERATING INCOME	22,983	13,429	48,303	24,118
OTHER:
Interest income	19	7	21	9
Interest expense	(1,101)	(1,098)	(2,296)	(2,103)
Other income	48	8	48	17
INCOME BEFORE INCOME TAXES	21,949	12,346	46,076	22,041
PROVISION FOR INCOME TAXES	8,754	4,920	18,420	8,791
NET INCOME	$13,195	$7,426	$27,656	$13,250
Basic
Net income per share	$0.51	$0.28	$1.08	$0.51
Diluted
Net income per share	$0.50	$0.27	$1.05	$0.49
Weighted average number of common shares outstanding:
Basic	25,780	26,477	25,670	26,093
Diluted	26,439	27,217	26,387	26,834

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE - January 1, 2010	27,722,471	$137,689	$14,161	$(32,771)	$104,458	$(4,901)	$218,636
Net income	-	-	-	-	27,656	-	27,656
Stock-based compensation expense
Restricted stock	17,624	-	975	-	-	-	975
Stock options	-	-	272	-	-	-	272
Purchase of treasury stock	-	-	-	(3,149)	-	-	(3,149)
Tax benefit of options exercised	-	-	1,495	-	-	-	1,495
Net share settlement for equity-based compensation	(5,641)	-	(128)	-	-	-	(128)
Exercise of stock options	362,822	2,791	-	-	-	-	2,791
BALANCE - June 30, 2010	28,097,276	$140,480	$16,775	$(35,920)	$132,114	$(4,901)	$248,548

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,656	$13,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,220	11,374
Amortization of deferred finance charges	179	99
Deferred income taxes	55	(1,643)
Gain on disposition of assets	(7)	(14)
Provision for doubtful accounts	18,469	15,890
Write-off of trade name	-	280
Stock-based compensation expense	1,247	1,064
Tax benefit associated with exercise of stock options	(1,495)	(122)
Deferred rent	659	194
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(15,248)	(19,113)
Inventories	(492)	(144)
Prepaid expenses and current assets	1,058	(82)
Due from federal programs	(545)	903
Other assets	(1,054)	(236)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(941)	(2,434)
Other liabilities	410	(113)
Income taxes payable/prepaid	(13,985)	(6,769)
Accrued expenses	(3,116)	1,601
Pension plan contribution	(144)	-
Unearned tuition	(991)	(4,153)
Total adjustments	(2,721)	(3,418)
Net cash provided by operating activities	24,935	9,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	489	377
Capital expenditures	(24,135)	(5,828)
Proceeds from sale of property and equipment	11	90
Acquisitions, net of cash acquired, including restricted cash	-	(27,552)
Net cash used in investing activities	(23,635)	(32,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	44,000
Payments on borrowings	(20,000)	(39,000)
Proceeds from exercise of stock options	2,791	1,172
Tax benefit associated with exercise of stock options	1,495	122
Net share settlement for equity-based compensation	(128)	(55)
Principal payments under capital lease obligations	(195)	(686)
Purchase of treasury stock	(3,149)	-
Proceeds from issuance of common stock, net of issuance costs	-	14,932
Net cash (used in) provided by financing activities	(19,186)	20,485
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,886)	(2,596)
CASH AND CASH EQUIVALENTS—Beginning of period	46,076	15,234
CASH AND CASH EQUIVALENTS—End of period	$28,190	$12,638

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended
	June 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$1,978	$2,025
Income taxes	$32,594	$17,786
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired in noncash transactions	$3,162	$656

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements which should be read in conjunction with the December 31, 2009 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Stock Based Compensation –The accompanying condensed consolidated statements of operations include stock based compensation expense of approximately $0.6 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

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

The weighted average number of common shares used to compute basic and diluted income per share for the three and six months ended June 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic shares outstanding	25,779,597	26,476,957	25,669,611	26,092,785
Dilutive effect of stock options	659,604	739,912	717,819	741,710
Diluted shares outstanding	26,439,201	27,216,869	26,387,430	26,834,495

For the three months ended June 30, 2010 and 2009, options to acquire 46,000 and 202,500 shares, respectively, and for the six months ended June 30, 2010 and 2009, options to acquire 46,000 and 229,000 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

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

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense. There have been no changes in the carrying amount of goodwill from December 31, 2009 through June 30, 2010. Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2009	$4,827	$990	$509	$2,307	$1,150	$2,181	$11,964
Reclassification (1)	-	(330)	330	-	-	-	-
Gross carrying amount at June 30, 2010	4,827	660	839	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2009	3,834	-	84	-	390	778	5,086
Amortization	831	-	265	-	58	350	1,504
Accumulated amortization at June 30, 2010	4,665	-	349	-	448	1,128	6,590

Net carrying amount at June 30, 2010	$162	$660	$490	$2,307	$702	$1,053	$5,374

Weighted average amortization period (years)	2	Indefinite	4	Indefinite	10	3

(1) Reclassification due to the Company’s plan to rebrand a group of schools.

Amortization of intangible assets was approximately $0.8 million for the three months ended June 30, 2010 and 2009, and approximately $1.5 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remaining of 2010	$720
2011	883
2012	232
2013	181
2014	160
Thereafter	231

$2,407

Index

5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30,	December 31,
	2010	2009
Credit agreement (a)	$-	$20,000
Finance obligation (b)	9,672	9,672
Note payable	-	11
Capital lease-property (rate of 8.0%) (c)	27,096	27,202
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	365	443
	37,133	57,328
Less current maturities	(386)	(383)
	$36,747	$56,945

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate,” as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one month of the Euro Dollar Rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At June 30, 2010 and December 31, 2009, the Company had outstanding letters of credit aggregating $4.7 million and $6.8 million, respectively, which were primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of June 30, 2010, the Company was in compliance with the covenants contained in the credit agreement.

As of June 30, 2010, the Company had no amounts outstanding under the Credit Agreement.  As of December 31, 2009, the Company had a total of $20.0 million outstanding under its Credit Agreement.  During the six months ended June 30, 2010 the Company repaid $20.0 million under its Credit Facility. The interest rate on borrowings under the Credit Facility during the three and six months ended June 30, 2010 was 5.00%.

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

Under the LTIP, certain employees received awards of restricted shares of common stock.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.  As of June 30, 2010, there were a total of 421,000 restricted shares awarded and 118,400 shares vested under the LTIP. The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three months ended June 30, 2010 and 2009 was $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2010 and 2009 was $0.7 million and $0.4 million, respectively. The unrecognized restricted stock expense under the LTIP as of June 30, 2010 and December 31, 2009 was $4.2 million and $4.8 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  Beginning in 2010, all new awards of common stock granted under the Non-Employee Directors Plan vest on the first anniversary of the grant date.  As of June 30, 2010, there were a total of 126,901 shares awarded less 5,035 shares canceled and 83,624 shares vested under the Non-Employee Directors Plan.  The recognized restricted stock expense for the three months ended June 30, 2010 and 2009 was $0.1 million, and for the six months ended June 30, 2010 and 2009 was $0.3 million and $0.2 million, respectively.  The unrecognized restricted stock expense under the Non-Employee Directors Plan as of June 30, 2010 and December 31, 2009 was $0.6 million and $0.4 million, respectively.

For the six months ended June 30, 2010 and 2009, the Company completed a net share settlement for 5,641 and 5,013 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2010 and/or 2009, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a decrease of approximately $0.1 million for the six months ended June 30, 2010 and 2009, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

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

On June 9, 2010, the Company’s Board of Directors approved the repurchase of up to $50.0 million of its common stock over the period of one year.  During the three months ended June 30, 2010, the Company repurchased 150,796 shares of its common stock for approximately $3.1 million at an average price of $20.89 per share.

Index

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2010 were $8.92 per share using the following weighted average assumptions for grants:

June 30, 2010
Expected volatility	45.00%
Expected dividend yield	0%
Expected life (term)	4.82 years
Risk-free interest rate	2.38%
Weighted-average exercise price during the year	$21.51

The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value
Outstanding December 31, 2009	1,183,921	11.74	4.95 years	$11,934
Granted	12,000	21.51
Canceled	(21,000)	19.65
Exercised	(362,822)	7.69		5,248

Outstanding June 30, 2010	812,099	13.49	5.04 years	5,989

Exercisable as of June 30, 2010	689,609	12.82	4.36 years	5,571

As of June 30, 2010, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.6 million.  This amount will be expensed over the weighted-average period of approximately 2.2 years.

The following table presents a summary of stock options outstanding:

	At June 30, 2010
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	155,723	1.55	$3.10	155,723	$3.10
$4.00-$13.99	172,793	7.16	11.96	137,969	11.96
$14.00-$19.99	386,083	5.51	16.04	310,417	15.31
$20.00-$25.00	97,500	4.98	22.71	85,500	22.88

	812,099	5.04	13.49	689,609	12.82

7.	INCOME TAXES

The effective tax rate for the three months ended June 30, 2010 and 2009 was 39.9%, and for the six months ended June 30, 2010 and 2009 was 40.0% and 39.9%, respectively.

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

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.1 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.  The net periodic benefit cost was $0.2 million for the three months ended June 30, 2010 and 2009 and $0.4 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

10.	RELATED PARTY TRANSACTIONS

As discussed in Note 6, on December 15, 2009, the Company entered into a Repurchase Agreement with BTS, the Company’s largest shareholder, relating to the Company’s repurchase of 1,250,000 shares of the Company’s common stock owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26.2 million.

On April 6, 2010, BTS sold 3,000,000 shares of the Company’s common stock in a registered public offering at a sale price of $25.50.  The Company incurred expenses of $0.5 million related to the sale of shares by BTS as a result of the Company’s obligation to register the BTS shares pursuant to a registration rights agreement with BTS.  The Company did not issue any new shares and the Company did not receive any proceeds from the sale of the shares by BTS.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunities for introducing new programs. As of June 30, 2010, 29,934 students were enrolled at our 43 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our seven destination campuses attract students from across the United States, and in some cases, from abroad.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended June 30, 2010 and 2009 was 6.6% and 6.7%, respectively, and for the six months ended June 30, 2010 and 2009 was 6.1% and 6.4%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended June 30, 2010 and 2009 would have resulted in an increase in bad debt expense of $1.5 million and $1.3 million, respectively, and for the six months ended June 30, 2010 and 2009 would have resulted in an increase in bad debt expense of $3.1 million and $2.5 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of June 30, 2010, goodwill represented approximately $113.0 million, or 29.0%, of our total assets. We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value; if necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value.  At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $215,000 existed for one of our reporting units.  No other reporting unit’s carrying goodwill amount exceeded its implied value.  No events have occurred subsequently that would have required retesting since that evaluation took place.

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

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	38.0%	39.9%	38.3%	40.3%
Selling, general and administrative	46.9%	49.6%	45.9%	49.9%
Total costs and expenses	85.0%	89.5%	84.2%	90.2%
Operating income	15.0%	10.5%	15.8%	9.8%
Interest expense, net	-0.7%	-0.9%	-0.7%	-0.8%
Income before income taxes	14.4%	9.6%	15.1%	9.0%
Provision for income taxes	5.7%	3.8%	6.0%	3.6%
Net income	8.6%	5.8%	9.1%	5.4%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue.    Revenue increased by $24.7 million, or 19.3%, to $152.8 million for the quarter ended June 30, 2010 from $128.1 million for the quarter ended June 30, 2009.  This increase was primarily attributable to a 17.6% increase in average student population, which increased to 30,965 for the quarter ended June 30, 2010, from 26,333 for the quarter ended June 30, 2009. Average revenue per student increased 1.4% for the quarter ended June 30, 2010 from the quarter ended June 30, 2009, primarily from tuition increases which ranged from 3% to 5% annually and from a shift in program mix. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $7.0 million, or 13.7%, to $58.1 million for the quarter ended June 30, 2010 from $51.1 million for the quarter ended June 30, 2009. This increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $5.3 million, or 20.0%, and books and tools expenses, which increased by $0.3 million, or 4.3%, respectively, over the same quarter in 2009.  The increase in instructional expenses was attributable to a 17.6% increase in average student population as we began the second quarter of 2010 with approximately 5,800, or 22.7%, more students than we had on April 1, 2009.  Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $1.4 million, or 7.9%, over the same quarter in 2009. This increase was primarily attributable to expenses incurred in connection with the relocation of two of our campuses, facility expansions and related rent and dormitory maintenance costs.  The remainder of this increase was due to an increase in depreciation expense of $0.4 million due to higher capital expenditures for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.  Educational services and facilities expenses, as a percentage of revenue, decreased to 38.0% for the quarter ended June 30, 2010 from 39.9% for to the quarter ended June 30, 2009.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended June 30, 2010 were $71.7 million, an increase of $8.1 million, or 12.8%, from $63.6 million for the quarter ended June 30, 2009.  This increase in our selling, general and administrative expenses for the quarter ended June 30, 2010 was primarily due to: (a) a $5.0 million, or 23.7%, increase in sales and marketing; (b) a $1.2 million, or 21.6%, increase in student services expenses; and (c) a $1.9 million, or 5.2%, increase in administrative expenses.

The increase in sales and marketing expenses during the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 was attributable to annual compensation increases to admissions personnel, coupled with an increase in the number of admissions personnel.  We also increased our marketing expenses to enhance our growth.

The increase in student services was primarily the result of an addition of 60 employees within the career services, financial aid and default management departments.   We increased our career services personnel to further assist our students with their job placement efforts as a result of a difficult job market.  The economic environment has also resulted in increases in our cohort default rates.  As a result, we added default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students stay current in their loan payments.  We also increased the number of personnel in our financial aid department in an effort to improve our processing timing and reduce our bad debt expense.

Index

The increase in administrative expenses during the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 was primarily due to annual compensation increases and increases in the cost of benefits provided to our employees as well as a $1.4 million increase in bad debt expense.  As a percentage of revenues, selling, general and administrative expenses for the quarter ended June 30, 2010 decreased to 46.9% from 49.6% for the quarter ended June 30, 2009.

For the quarter ended June 30, 2010, our bad debt expense as a percentage of revenue was 6.6% as compared to 6.7% for the quarter ended June 30, 2009.  The number of days sales outstanding at June 30, 2010 increased to 23.6 days, compared to 22.7 days at June 30, 2009.  As of June 30, 2010, we had outstanding loan commitments to our students of $20.5 million as compared to $24.1 million at March 31, 2010.  Loan commitments, net of interest that would be due on the loans through maturity, were $16.3 million at June 30, 2010 as compared to $18.1 million at March 31, 2010.

 Net interest expense.    Our net interest expense for the quarter ended June 30, 2010 and June 30, 2009 was $1.1 million.

Income taxes.    Our provision for income taxes for the quarter ended June 30, 2010 was $8.8 million, or 39.9% of pretax income, compared to $4.9 million, or 39.9% of pretax income for the quarter ended June 30, 2009. The effective tax rate for the quarter ended June 30, 2010 was essentially flat as compared to the quarter ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue.    Revenue increased by $58.6 million, or 23.7%, to $305.3 million for the six months ended June 30, 2010 from $246.7 million for the six months ended June 30, 2009.  This increase was primarily attributable to a 21.2% increase in average student population, which increased to 30,919 for the six months ended June 30, 2010 from 25,507 for the six months ended June 30, 2009. Average revenue per student increased 2.1% for the six months ended June 30, 2010, from the six months ended June 30, 2009, primarily from tuition increases which ranged from 3% to 5% annually and from a shift in program mix. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $17.6 million, or 17.7%, to $117.0 million for the six months ended June 30, 2010 from $99.4 million for the six months ended June 30, 2009. This increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $12.1 million, or 23.5%, and books and tools expenses, which increased by $1.1 million, or 7.6%, respectively, over the same period in 2009. These increases were attributable to a 9.2% increase in student starts for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 coupled with a 21.2% increase in average student population and higher tool sales during the six months ended June 30, 2010 compared to the same period in 2009.  We began 2010 with approximately 7,700, or 35.4%, more students than we had on January 1, 2009, and as of June 30, 2010 our student population was approximately 3,900 higher than as of June 30, 2009.  Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $4.5 million, or 13.1%, over the same period in 2009. This increase was primarily due to expenses incurred in connection with the relocation of two of our campuses, facility expansions and related rent and property taxes.   In addition, general repairs and maintenance costs increased as we strive to continue providing our students high standard educational facilities. The remainder of this increase was mainly due to an increase in depreciation expense of $1.4 million due to higher capital expenditures in 2010 compared to 2009.   Educational services and facilities expenses, as a percentage of revenue, decreased to 38.3% for the six months ended June 30, 2010 from 40.3% for the six months ended June 30, 2009.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the six months ended June 30, 2010 were $140.0 million, an increase of $16.8 million, or 13.6%, from $123.2 million for the six months ended June 30, 2009.  The increase in our selling, general and administrative expenses for the six months ended June 30, 2010 was primarily due to: (a) a $9.3 million, or 22.0%, increase in sales and marketing; (b) a $2.6 million, or 25.4%, increase in student services expenses; and (c) a $4.9 million, or 6.9%, increase in administrative expenses.

The increase in sales and marketing expense during the six months ended June 30, 2010 as compared to the same period in 2009 can be attributable to annual compensation increases to admissions personnel, coupled with a 12.3% increase in the number of admissions personnel.  In addition, during the six months ended June 30, 2010 we also increased our marketing expenses to enhance our growth.

The increase in student services was primarily the result of an addition of 81 employees within the career services, financial aid and default management departments.   We increased our career services personnel to further assist our students with their job placement efforts as a result of a difficult job market.  The economic environment has also resulted in increases in our cohort default rates.  As a result, we added default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students stay current in their loan payments.  We also increased the number of personnel in our financial aid department in an effort to improve our processing timing and reduce our bad debt expense.

Index

The increase in administrative expenses during the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to annual compensation increases and increases in the cost of benefits provided to our employees.  Other items that contributed to the increase were: (a) a $2.6 million increase in bad debt expense; (b) a $0.5 million increase in software maintenance expense resulting from increased software licenses for our student management system; and (c) a $0.4 million increase in depreciation expense.  As a percentage of revenues, selling, general and administrative expenses for the six months of 2010 decreased to 45.9% from 49.9% for the six months of 2009.

For the six months June 30, 2010, our bad debt expense as a percentage of revenue was 6.1% as compared to 6.4% for the same period in 2009.  The reduction in bad debt expense as a percentage of revenue reflects our improved financial aid packaging process, which resulted in timelier processing of financial aid and greater cash collections. The number of days sales outstanding was unchanged at 23.5 days at June 30, 2010 and 2009.   As of June 30, 2010, we had outstanding loan commitments to our students of $20.5 million as compared to $28.9 million at December 31, 2009.  Loan commitments, net of interest that would be due on the loans through maturity, were $16.3 million at June 30, 2010 as compared to $20.5 million at December 31, 2009.

 Net interest expense.    Our net interest expense for the six months ended June 30, 2010 was $2.3 million, an increase of $0.2 million, from $2.1 million for the six months ended June 30, 2009.    This increase was attributable to an increase in interest expenses related to capital leases.

Income taxes.    Our provision for income taxes for the six months ended June 30, 2010 was $18.4 million, or 40.0% of pretax income, compared to $8.8 million, or 39.9% of pretax income for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 was essentially flat as compared to the six months ended June 30, 2009.

Liquidity and Capital Resources

Our primary capital requirements are for facility expansion and maintenance, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.

The following chart summarizes the principal elements of our cash flows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$24,935	$9,832
Net cash used in investing activities	$(23,635)	$(32,913)
Net cash (used in) provided by financing activities	$(19,186)	$20,485

At June 30, 2010, we had cash and cash equivalents of $28.2 million, representing a decrease of approximately $17.9 million as compared to $46.1 million as of December 31, 2009.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  During the first quarter of 2010, we repaid $20.0 million representing all outstanding debt under our credit facility.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At June 30, 2010, we had net borrowings available under our $115 million credit agreement of approximately $110.3 million, including a $20.3 million sub-limit on letters of credit.  The credit agreement matures on December 1, 2012.

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

Operating Activities

Net cash provided by operating activities was $24.9 million for the six months ended June 30, 2010 as compared to $9.8 million for six months ended June 30, 2009.  The $15.1 million increase in net cash provided by operating activities primarily resulted from an increase in net income of approximately $14.4 million. The remainder of the increase was attributable to cash provided by other working capital items during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Investing Activities

Net cash used in investing activities decreased by $9.3 million to $23.6 million for the six months ended June 30, 2010 from $32.9 million for the six months ended June 30, 2009. This decrease was primarily attributable to a $27.6 million decrease in cash used for acquisitions offset by an $18.3 million increase in capital expenditures for the six months ended June 30, 2010 as compared to the same period in 2009.  Our 2010 capital expenditures mainly resulted from a facility purchase, leasehold improvements, facility expansions and relocations as well as investments in campus classroom furniture and shop technology.

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

Financing Activities

Net cash used in financing activities was $19.2 million for the six months ended June 30, 2010, as compared to net cash provided by financing activities of $20.5 million for the six months ended June 30, 2009. This decrease was primarily attributable to $14.9 million received from our sale of common stock in a public offering during the first quarter of 2009 and a decrease in net borrowings of $25.0 million.

On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit facility with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million.

Amounts borrowed as revolving loans under the credit facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement.  The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At June 30, 2010, we had outstanding letters of credit aggregating $4.7 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

The following table sets forth our long-term debt (in thousands):

	June 30,	December 31,
	2010	2009
Credit agreement	$-	$20,000
Finance obligation	9,672	9,672
Note payable	-	11
Capital lease-property (a rate of 8.0%)	27,096	27,202
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	365	443
Subtotal	37,133	57,328
Less current maturities	(386)	(383)
Total long-term debt	$36,747	$56,945

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our credit agreement will provide us with adequate resources for our ongoing operations through 2010 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of June 30, 2010, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2031 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2010, measured from the end of our fiscal year, December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$59,041	$2,569	$5,186	$4,989	$46,297
Uncertain income taxes	100	100	-	-	-
Operating leases	189,293	22,127	43,501	39,253	84,412
Rent on finance obligation	9,278	1,427	2,855	2,855	2,141
Total contractual cash obligations	$257,712	$26,223	$51,542	$47,097	$132,850

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2010, except for our letters of credit of $4.7 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Index

Seasonality and Trends

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced large class starts in the third and fourth quarters and student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and net revenues. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenues, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 5% (as calculated in the credit agreement) as of June 30, 2010.  As of June 30, 2010, we had no outstanding borrowings under our credit agreement.

Our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

The sale of shares by our largest stockholder on April 6, 2010 constituted a change in control of each of our schools under the DOE standards and the standards of certain institutional accrediting agencies requiring each of our schools to apply for recertification for continued ability to participate in Title IV Programs and reaffirm certain accreditations. The failure to obtain the required recertifications and reaffirmations could have a material adverse effect on our results of operations.

The disposition of our common stock by our largest stockholder on April 6, 2010 in a secondary offering resulted in a change in control under the standards of the DOE and the standards of certain of our institutional accrediting commissions. The DOE, most state education agencies and our accrediting commissions each have standards pertaining to a change in control of schools that are not uniform and are subject to interpretation by these respective agencies. A change in control under the definition of one of these agencies requires the affected school to reaffirm the applicable DOE approval, state authorization or accreditation. Each school that undergoes a change in control under the standards of the DOE must apply for recertification for continued ability to participate in Title IV Programs. Some agencies would require approval prior to a sale or disposition that would result in a change in control in order to maintain authorization or accreditation. The requirements to obtain such reaffirmation from the states and our accrediting commissions vary widely.

DOE regulations describe some transactions that constitute a change in control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. For a publicly traded corporation, DOE regulations provide that a change in ownership resulting in a change of control occurs in one of two ways: (a) if a person acquires ownership and control of the corporation so that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the change in control or (b) if the corporation has a stockholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest stockholder of the corporation, and that stockholder ceases to own at least 25% of such stock or ceases to be the largest stockholder. The sale by our largest stockholder of the shares of common stock on April 6, 2010 caused them to own less than 25% of our total outstanding voting stock. As a result, the sale on April 6, 2010 constituted a change in ownership resulting in a change of control of each of our institutions under the DOE regulations. The DOE regulations state that an institution that undergoes a change in ownership that results in a change in control ceases to qualify as an institution eligible to participate in the Title IV programs upon the change in ownership and control; however, the DOE regulations provide that the DOE may continue the institution’s participation in the Title IV programs on a provisional basis provided that the institution submits to the DOE a materially complete application (as defined in the DOE regulations) for approval to participate in the Title IV programs no later than 10 business days after the change in ownership occurs. We submitted a materially complete application to the DOE for each of our institutions prior to the deadline and the DOE subsequently provided our institutions with a Temporary Provisional Program Participation Agreement, or Temporary PPPA, which extended the terms and conditions of the Program Participation Agreements that were in effect for each of our institutions before the sale of common stock by the selling stockholder, pending the DOE’s consideration of each of our institution’s applications for approval to participate in the Title IV programs. The Temporary PPPA for each institution issued by the DOE would have expired on the last day of the month following the month in which the change in ownership resulting in a change of control occurred if we had not provided to the DOE, on behalf of our institutions, documentation outlined by the DOE on or before that date.  We provided the required documentation for each of our institutions to the DOE within the required DOE timeframe and  therefore, understand the expiration date of each Temporary PPPA to be extended on a month-to-month basis until the DOE completes its review of the application for approval to participate in the Title IV programs.  Upon completing its review of each institution, the DOE will either issue a new Provisional Program Participation Agreement to the institutions or notify the institution that its application is denied. If a Temporary PPPA were to expire, an institution would become ineligible to participate in the Title IV programs until the DOE completed its review of the institution’s application for approval to participate in the Title IV programs. If the DOE denies the application of one or more of our institutions, each such institution, including its main campus and all of its additional locations, would be ineligible to participate in the Title IV programs.  In addition, we are awaiting approval from the DOE of a recent merger of two of our institutions, Briarwood College, or Briarwood, and Clemens College, or Clemens, which merged into one institution under a new name, Lincoln College of New England in January 2010.  We have received approvals of the merger and name change from the Connecticut Department of Higher Education and from the New England Association of Schools and Colleges, or NEASC.  We received correspondence from the DOE confirming that the merger does not constitute a change in ownership resulting in a change of control and that Briarwood and Clemens may continue to provide Title IV funds to students as they did prior to the merger until receiving approval of the merger.  However, the DOE will not issue a final approval of the merger until it has completed the review of our financial statements for the 2009 fiscal year.  We expect that the DOE will review the merger application during, or as part of, its review of the change of control applications that we submitted in connection with the sale of shares by our largest stockholder on April 6, 2010.  We cannot assure you that the DOE will approve each of our institutions to participate in the Title IV programs. If the DOE approves each of our institution’s applications to participate in the Title IV programs, each of our institutions would receive a provisional Program Participation Agreement and would be placed on provisional certification for a period that typically extends for three years, although the DOE could select a different duration.

Index

We have received written confirmation from all state education agencies that license our institutions to operate in the states in which those institutions are physically located that the sale of shares of our common stock by our largest stockholder on April 6, 2010 would not constitute a change in control requiring agency approval provided that no other stockholder will own more than 25% of our outstanding voting stock following the sale and that the sale will not result in a change in our board of directors. If one of those circumstances had occurred, one or more state education agencies could have determined that the sale would result in a change in ownership and require us to obtain approval of the sale or to obtain a new license (for example, the Maryland Higher Education Commission notified us that if the sale of shares results in a new majority owner, the change in ownership would be subject to its approval); however, neither of those circumstances occurred as a result of the sale. The sale constituted a change in ownership under the standards of the Accrediting Commission of Career Schools and Colleges, or ACCSC, which is one of our four institutional accrediting agencies. ACCSC standards require each school to obtain approval of the transfer of accreditation that would result from the change of ownership and control by submitting an Application for a Change of Ownership—Part I. In connection with the sale, we submitted applications for each of our ACCSC-accredited schools, and ACCSC issued a letter approving the transfer of accreditation for each of these ACCSC-accredited schools. Under ACCSC standards, we were required to obtain further approval from ACCSC for each of our ACCSC-accredited schools by submitting to ACCSC an Application for a Change of Ownership—Part II for each school within 45 days after the completion of the sale. We submitted this application to the ACCSC for each of our ACCSC-accredited schools prior to this deadline and received approval on April 27, 2010.  The Accrediting Council for Independent Colleges and Schools, or ACICS, which is another of our institutional accrediting agencies, informed us in writing that the sale did not constitute a change in ownership under its standards. We also received written confirmation from NEASC that the sale did not constitute a substantive change and therefore does not require NEASC approval. We were required to notify the Accrediting Bureau of Health Education Schools, or ABHES, another of our four accrediting agencies, of the sale on April 6, 2010. ABHES determined that the sale was not a change in ownership. We cannot assure you that each of the aforementioned state and accrediting agencies and the DOE would approve any applications they will or may require in connection with the sale. If such approvals are not received, it may have a material impact on the operation of our schools and our results of operations.

In addition, future sales of our stock may result in a change in control under any of the DOE or state authorization and accreditation standards. For more information, see “Business—Regulatory Environment—Change of Control” and “Risk Factors—Risks Related to Our Industry” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The DOE may change its regulations in a manner which could require us to incur additional costs in connection with our administration of the Title IV programs, affect our ability to remain eligible to participate in the Title IV programs, impose restrictions on our participation in the Title IV programs, affect the rate at which students enroll in our programs, or otherwise have a material adverse effect on our business and results of operations.

The DOE published two notices of proposed rulemaking (“NPRMs”) in the Federal Register on June 18, 2010 and July 26, 2010 which, respectively, propose new regulations related to Title IV program integrity issues.  The first NPRM contains proposed regulations on the following topics:  incentive compensation, institutional submission of information to the DOE on programs that prepare students for gainful employment in a recognized occupation, misrepresentation of information provided to students and prospective students, state authorization as a component of institutional eligibility, the definition of a credit hour, the definition of high school diploma for the purpose of establishing student eligibility to receive Title IV aid, ability to benefit students, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds.   The second NPRM contains proposed regulations that would impose additional eligibility requirements on educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation.

The proposed regulations for incentive compensation would eliminate the 12 existing “safe harbors” in the current regulations that permit certain types of activities related to the compensation of individuals engaged in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds.  The DOE states in the Federal Register that, among other things, the proposed regulations would:  (1) continue to authorize merit-based compensation for financial aid or admissions staff, but not permit consideration of the employee’s success in securing student enrollments or financial aid, nor consideration of institutional goals based on that success among those factors; (2) apply all the way to the top of an institution or organization; and (3) prohibit bonuses based  upon students who complete their programs of instruction.

The proposed regulations regarding gainful employment would apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation, which includes all of the Title IV-eligible educational programs at each of our institutions.  The proposed regulations would require each educational program to achieve threshold rates in each of two categories:  (1) an annual loan repayment rate and (2) an annual student debt measure comparing the median annual student loan payment by program to average annual earnings and to discretionary income.  The various formulas are calculated under complex methodologies and definitions outlined in the proposed regulations, and would be based on data that may not be readily accessible to institutions.  An educational program that does not achieve threshold rates in either or both category could (1) lose its Title IV eligibility, (2) be placed on restricted status, (3) be required to provide annual employer affirmations that the program aligns with recognized occupations at their businesses and that there are projected job vacancies or expected demand for those occupations at those businesses, (4) be subject to limits on enrollment of Title IV recipients, and/or (5) be required to provide disclosures and warnings to current and prospective students that they may have difficulty repaying loans obtained for attending that program.  An institution with one or more ineligible programs or programs on restricted status would be subject to provisional certification.  All institutions subject to the proposed regulation would be required to obtain DOE approval of new programs and, as part of that process, would be required to provide to the DOE projected student enrollments for the next five years for each location at which the program will be offered and to provide an appropriate number of employer affirmations for the program.  The DOE could deny or delay these program approvals or could restrict the approval of a program for an initial period based on projected growth estimates and the ability to offer the program.

The two NPRMs also propose other requirements regarding incentive compensation, gainful employment, and other topics referenced above.  The implementation of regulatory changes in any of these areas, or any other changes the DOE may propose and implement, could require us to change our compensation or other practices, could require us to change or eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

The regulations proposed in the two NPRMs are not final regulations and remain subject to further review and change pending publication of the final regulations in the Federal Register.  The DOE has stated that its intention is to publish final regulations by November 1, 2010, which would result in a general effective date of July 1, 2011.  We are closely monitoring and continuing to evaluate the regulatory changes which may result from the rulemaking process.

Index

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 9, 2010, our Board of Directors approved the repurchase of up to $50.0 million of our common stock over the period of one year.  The following table outlines repurchases of our common stock during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Maximum Dollar Value of Shares That May Yet Be Purchased

April 1, 2010 -- April 30, 2010	--	--	--	$50,000,000
May 1, 2010 -- May 31, 2010	--	--	--	$50,000,000
June 1, 2010 -- June 30, 2010	150,796	$20.89	150,796	$46,850,555
Total	150,796	$20.89	150,796	$46,850,555

Item 6.  EXHIBITS

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	Amended and Restated By-laws of the Company (2).

4.1	Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders’ Agreement (1).

4.2	Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders’ Agreement (1).

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

Index

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 6, 2010	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)