Form 10-Q
period 2010-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2010-11-05
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Executive Drive, Suite 340 West Orange, NJ	07052
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2010, there were 22,178,644 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,430	$46,076
Restricted cash	1,058	858
Accounts receivable, less allowance of $26,470 and $25,293 at September 30, 2010 and December 31, 2009, respectively	38,695	36,614
Inventories	3,960	3,329
Deferred income taxes, net	11,219	10,877
Prepaid income taxes	488	-
Prepaid expenses and other current assets	1,900	8,207
Total current assets	71,750	105,961

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $106,535 and $97,590 at September 30, 2010 and December 31, 2009, respectively	166,588	149,310

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,540 and $1,566 at September 30, 2010 and	6,162	6,264
December 31, 2009, respectively
Deferred finance charges, net	1,077	1,346
Deferred income taxes, net	4,484	4,236
Goodwill	112,953	112,953
Other assets, net	7,678	8,298
Total other assets	132,354	133,097
TOTAL	$370,692	$388,368

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$402	$383
Unearned tuition	53,106	48,087
Accounts payable	19,130	19,649
Accrued expenses	26,053	26,966
Advanced payments from federal funds	1,674	667
Income taxes payable	-	5,358
Other short-term liabilities	307	357
Total current liabilities	100,672	101,467

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	36,638	56,945
Pension plan liabilities, net	3,009	3,192
Accrued rent	7,582	6,282
Other long-term liabilities	1,577	1,846
Total liabilities	149,478	169,732

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, no par value - authorized 100,000,000 shares at September 30, 2010 and December 31, 2009, issued and outstanding 28,106,609 shares at September 30, 2010 and 27,722,471 shares at December 31, 2009	140,556	137,689
Additional paid-in capital	17,335	14,161
Treasury stock at cost - 5,905,234 shares at September 30, 2010 and 1,865,000 shares at December 31, 2009	(82,771)	(32,771)
Retained earnings	150,995	104,458
Accumulated other comprehensive loss	(4,901)	(4,901)
Total stockholders' equity	221,214	218,636
TOTAL	$370,692	$388,368

  See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE	$167,211	$148,368	$472,471	$395,077
COSTS AND EXPENSES:
Educational services and facilities	63,304	57,651	180,292	157,069
Selling, general and administrative	71,532	66,562	211,506	189,748
(Gain) loss on sale of assets	(1)	4	(8)	(10)
Total costs & expenses	134,835	124,217	391,790	346,807
OPERATING INCOME	32,376	24,151	80,681	48,270
OTHER:
Interest income	5	16	26	25
Interest expense	(1,088)	(1,129)	(3,385)	(3,232)
Other (loss) income	(7)	11	41	27
INCOME BEFORE INCOME TAXES	31,286	23,049	77,363	45,090
PROVISION FOR INCOME TAXES	12,405	9,393	30,826	18,184
NET INCOME	$18,881	$13,656	$46,537	$26,906
Basic
Net income per share	$0.77	$0.51	$1.84	$1.02
Diluted
Net income per share	$0.76	$0.50	$1.80	$1.00
Weighted average number of common shares outstanding:
Basic	24,492	26,590	25,273	26,261
Diluted	24,984	27,371	25,920	27,013

  See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE - January 1, 2010	27,722,471	$137,689	$14,161	$(32,771)	$104,458	$(4,901)	$218,636
Net income	-	-	-	-	46,537	-	46,537
Stock-based compensation expense
Restricted stock	17,624	-	1,462	-	-	-	1,462
Stock options	-	-	397	-	-	-	397
Purchase of treasury stock	-	-	-	(50,000)	-	-	(50,000)
Tax benefit of options exercised	-	-	1,443	-	-	-	1,443
Net share settlement for equity-based compensation	(5,641)	-	(128)	-	-	-	(128)
Exercise of stock options	372,155	2,867	-	-	-	-	2,867
BALANCE - September 30, 2010	28,106,609	$140,556	$17,335	$(82,771)	$150,995	$(4,901)	$221,214

  See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,537	$26,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,667	17,576
Amortization of deferred finance charges	269	212
Deferred income taxes	(590)	(3,465)
Gain on disposition of assets	(8)	(10)
Provision for doubtful accounts	31,289	25,982
Write-off of trade name	-	280
Stock-based compensation expense	1,859	1,528
Tax benefit associated with exercise of stock options	(1,443)	(487)
Deferred rent	1,372	137
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(33,268)	(36,610)
Inventories	(631)	170
Prepaid expenses and current assets	5,451	(1,507)
Due from federal programs	1,007	766
Other assets	(1,337)	(4)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(1,226)	(1,274)
Other liabilities	206	253
Income taxes payable/prepaid	(4,403)	(738)
Accrued expenses	(985)	11,268
Pension plan contribution	(708)	(661)
Unearned tuition	5,019	2,543
Total adjustments	21,540	15,959
Net cash provided by operating activities	68,077	42,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(200)	377
Capital expenditures	(33,489)	(8,953)
Proceeds from sale of property and equipment	72	90
Acquisitions, net of cash acquired, including restricted cash	-	(27,552)
Net cash used in investing activities	(33,617)	(36,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	44,000
Payments on borrowings	(20,000)	(44,000)
Proceeds from exercise of stock options	2,867	1,559
Tax benefit associated with exercise of stock options	1,443	487
Net share settlement for equity-based compensation	(128)	(72)
Principal payments under capital lease obligations	(288)	(911)
Purchase of treasury stock	(50,000)	-
Proceeds from issuance of common stock, net of issuance costs	-	14,932
Net cash (used in) provided by financing activities	(66,106)	15,995
NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,646)	22,822
CASH AND CASH EQUIVALENTS—Beginning of period	46,076	15,234
CASH AND CASH EQUIVALENTS—End of period	$14,430	$38,056

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,153	$3,031
Income taxes	$36,092	$22,969
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital leases acquired in acquisition	$-	$26,828
Fixed assets acquired in noncash transactions	$2,818	$1,100

  See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements which should be read in conjunction with the December 31, 2009 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Stock Based Compensation –The accompanying condensed consolidated statements of income include stock based compensation expense of approximately $0.6 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $1.9 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

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

2.             WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three and nine months ended September 30, 2010 and 2009, respectively, was as follows:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic shares outstanding	24,491,967	26,590,492	25,272,749	26,260,511
Dilutive effect of stock options	492,352	780,278	646,977	752,742
Diluted shares outstanding	24,984,319	27,370,770	25,919,726	27,013,253

For the three months ended September 30, 2010 and 2009, options to acquire 328,333 and 79,500 shares, respectively, and for the nine months ended September 30, 2010 and 2009, options to acquire 64,500 and 112,500 shares, respectively, were excluded from the above table as the effect of their inclusion on reported earnings per share would have been antidilutive.

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

Index

4.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense. There have been no changes in the carrying amount of goodwill from December 31, 2009 through September 30, 2010. Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2009	$4,827	$990	$509	$2,307	$1,150	$2,181	$11,964
Reclassification (1)	-	(330)	330	-	-	-	-
Gross carrying amount at September 30, 2010	4,827	660	839	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2009	3,834	-	84	-	390	778	5,086
Amortization	950	-	397	-	86	525	1,958
Accumulated amortization at September 30, 2010	4,784	-	481	-	476	1,303	7,044

Net carrying amount at September 30, 2010	$43	$660	$358	$2,307	$674	$878	$4,920

Weighted average amortization period (years)	2	Indefinite	4	Indefinite	10	3

(1) Reclassification due to the Company’s plan to rebrand a group of schools.

Amortization of intangible assets was approximately $0.5 million and $0.6 million for the three months ended September 30, 2010 and 2009, and approximately $2.0 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remaining of 2010	$266
2011	883
2012	232
2013	181
2014	160
Thereafter	231

$1,953

Index

5.             LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	September 30, 2010	December 31, 2009
Credit agreement (a)	$-	$20,000
Finance obligation (b)	9,672	9,672
Note payable	-	11
Capital lease-property (rate of 8.0%) (c)	27,042	27,202
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	326	443
	37,040	57,328
Less current maturities	(402)	(383)
	$36,638	$56,945

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate,” as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one month of the Euro Dollar Rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At September 30, 2010 and December 31, 2009, the Company had outstanding letters of credit aggregating $1.9 million and $6.8 million, respectively, which were primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of September 30, 2010, the Company was in compliance with the covenants contained in the credit agreement.

As of September 30, 2010, the Company had no amounts outstanding under the Credit Agreement.  As of December 31, 2009, the Company had a total of $20.0 million outstanding under its Credit Agreement.  During the nine months ended September 30, 2010 the Company repaid $20.0 million under its Credit Facility. The interest rate on borrowings under the Credit Facility during the nine months ended September 30, 2010 was 5.00%.

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

Under the LTIP, certain employees received awards of restricted shares of common stock.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.  As of September 30, 2010, there were a total of 421,000 restricted shares awarded and 118,400 shares vested under the LTIP. The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  The recognized restricted stock expense for the three months ended September 30, 2010 and 2009 was $0.3 million and $0.2 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $1.0 million and $0.6 million, respectively. The unrecognized restricted stock expense under the LTIP as of September 30, 2010 and December 31, 2009 was $3.8 million and $4.8 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  Beginning in 2010, all new awards of common stock granted under the Non-Employee Directors Plan vest on the first anniversary of the grant date.  As of September 30, 2010, there were a total of 126,901 shares awarded less 5,035 shares canceled and 84,955 shares vested under the Non-Employee Directors Plan.  The recognized restricted stock expense for the three months ended September 30, 2010 and 2009 was $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $0.5 million and $0.2 million, respectively.  The unrecognized restricted stock expense under the Non-Employee Directors Plan as of September 30, 2010 and December 31, 2009 was $0.5 million and $0.4 million, respectively.

For the nine months ended September 30, 2010 and 2009, the Company completed a net share settlement for 5,641 and 5,013 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2010 and/or 2009, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a decrease of approximately $0.1 million for the nine months ended September 30, 2010 and 2009, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

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

On June 9, 2010, the Company’s Board of Directors approved the repurchase of up to $50.0 million of its common stock over the period of one year.  As of September 30, 2010, the Company had repurchased 4,040,234 shares of its common stock for approximately $50.0 million at an average price of $12.38 per share.

Index

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during 2010 were $8.48 per share using the following weighted average assumptions for grants:

September 30, 2010
Expected volatility	45.00%
Expected dividend yield	0%
Expected life (term)	4.82 years
Risk-free interest rate	1.95%
Weighted-average exercise price during the year	$20.78

The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2009	1,183,921	11.74	4.95 years	$11,934
Granted	68,000	20.78
Canceled	(29,167)	17.99
Exercised	(372,155)	7.70		5,333

Outstanding September 30, 2010	850,599	14.02	5.09 years	2,195

Exercisable as of September 30, 2010	678,275	12.88	4.09 years	2,115

As of September 30, 2010, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.5 million.  This amount will be expensed over the weighted-average period of approximately 2.2 years.

The following table presents a summary of stock options outstanding:

	At September 30, 2010
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	151,723	1.30	$3.10	151,723	$3.10
$4.00-$13.99	165,293	6.88	11.96	132,635	11.96
$14.00-$19.99	380,083	5.21	16.07	308,417	15.32
$20.00-$25.00	153,500	6.59	21.95	85,500	22.88

	850,599	5.09	14.02	678,275	12.88

7.          INCOME TAXES

The effective tax rate for the three months ended September 30, 2010 and 2009 was 39.7% and 40.8%, respectively, and for the nine months ended September 30, 2010 and 2009 was 39.8% and 40.3%, respectively.

Index

8.          CONTINGENCIES

In the ordinary conduct of its business, the Company is subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which it is a party, including the two complaints listed below, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company and several executive officers have been named as defendants in two purported class action lawsuits. The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that the Company and the other defendants made false and misleading statements and failed to disclose material adverse facts about the Company’s business and prospects in violation of federal securities laws. The plaintiffs seek damages for the purported class. The complaints  were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., David F. Carney, Shaun E. McAlmont and Cesar Ribeiro, and Robert Lyathaud v. Lincoln Educational Services Corp., David F. Carney, Shaun E. McAlmont and Cesar Ribeiro. Based on its initial review of the complaints, the Company believes the lawsuits are without merit and intends to vigorously defend against them.

9.          PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.7 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The net periodic benefit cost was $0.1 million and $0.2 million for the three months ended September 30, 2010 and 2009 and $0.5 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

11.          SUBSEQUENT EVENT

The Board of Directors has authorized an annual cash dividend of $1.00 per share to be paid at $0.25 per share per quarter. The first dividend will be payable on December 31, 2010, to shareholders of record on December 15, 2010.   The Company anticipates paying a cash dividend in each quarter of 2011, with expected dividend payment dates in March, June, September and December.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunities for introducing new programs. As of September 30, 2010, 33,157 students were enrolled at our 43 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our seven destination campuses attract students from across the United States, and in some cases, from abroad.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended September 30, 2010 and 2009 was 7.7% and 6.8%, respectively, and for the nine months ended September 30, 2010 and 2009 was 6.6% and 6.6%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended September 30, 2010 and 2009 would have resulted in an increase in bad debt expense of $1.7 million and $1.5 million, respectively, and for the nine months ended September 30, 2010 and 2009 would have resulted in an increase in bad debt expense of $4.7 million and $4.0 million, respectively.

Because a substantial portion of our revenue is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students, schools, or educational programs to participate in Title IV programs could have a material effect on our ability to realize our receivables.

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

Goodwill represents a significant portion of our total assets. As of September 30, 2010, goodwill represented approximately $113.0 million, or 30.5%, of our total assets. We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value; if necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value.  At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $215,000 existed for one of our reporting units.  No other reporting unit’s carrying goodwill amount exceeded its implied value.  No events have occurred subsequently that would have required retesting since that evaluation took place.

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

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	37.9%	38.9%	38.2%	39.8%
Selling, general and administrative	42.8%	44.8%	44.8%	48.0%
Total costs and expenses	80.7%	83.7%	83.0%	87.8%
Operating income	19.3%	16.3%	17.0%	12.2%
Interest expense, net	-0.6%	-0.8%	-0.7%	-0.8%
Income before income taxes	18.7%	15.5%	16.3%	11.4%
Provision for income taxes	7.4%	6.3%	6.5%	4.6%
Net income	11.3%	9.2%	9.8%	6.8%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue.    Revenue increased by $18.8 million, or 12.7%, to $167.2 million for the quarter ended September 30, 2010 from $148.4 million for the quarter ended September 30, 2009.  This increase was primarily attributable to a 10.6% increase in average student population, which increased to 31,952 for the quarter ended September 30, 2010, from 28,898 for the quarter ended September 30, 2009. Average revenue per student increased 1.9% for the quarter ended September 30, 2010 from the quarter ended September 30, 2009, primarily from tuition increases which range from 3% to 5% annually offset by shifts in program mix. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $5.7 million, or 9.8%, to $63.3 million for the quarter ended September 30, 2010 from $57.7 million for the quarter ended September 30, 2009. This increase in educational services and facilities expenses was primarily due to higher instructional expenses, necessary to serve a larger student population, which increased by $4.6 million, or 16.3% over the same quarter in 2009.  The increase in instructional expenses was attributable to a 10.6% increase in average student population as we began the third quarter of 2010 with approximately 3,900, or 15.0%, more students than we had on July 1, 2009.  Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $1.0 million, or 5.5%, over the same quarter in 2009. This increase was mainly due to facility expansions and related rent and property taxes.  The remainder of this increase was due to an increase in depreciation expense of $0.2 million due to higher capital expenditures for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  Educational services and facilities expenses, as a percentage of revenue, decreased to 37.9% for the quarter ended September 30, 2010 from 38.9% for to the quarter ended September 30, 2009.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the quarter ended September 30, 2010 were $71.5 million, an increase of $5.0 million, or 7.5%, from $66.6 million for the quarter ended September 30, 2009.  This increase in our selling, general and administrative expenses for the quarter ended September 30, 2010 was primarily due to: (a) a $3.5 million, or 15.5%, increase in sales and marketing; (b) a $1.0 million, or 16.4%, increase in student services expenses; and (c) a $0.5 million, or 1.3%, increase in administrative expenses.

The increase in sales and marketing expenses during the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 was attributable to annual compensation increases for admissions personnel and an increased number of admissions personnel.  We also increased our marketing expenses to enhance our growth.

The increase in student services was primarily the result of an addition of 51 employees within the career services, financial aid and default management departments throughout 2010.   We increased our career services personnel to further assist our students with their job placement efforts as a result of a difficult job market.  The current economic environment has also resulted in increases in our cohort default rates.  As a result, we added default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students stay current in their loan payments.  We also increased the number of personnel in our financial aid department in an effort to improve the timing of our financial aid processing.

Index

The increase in administrative expenses during the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 was primarily due to (a) a $2.7 million increase in bad debt expense; and (b) a $0.7 million increase in software maintenance in connection with our student management system as well as the costs associated with a new financial accounting system.  These higher expenses were offset by decreases in overall compensation accruals for 2010 compared to the same period in 2009 and expenses we incurred in 2009 in connection with a sale of stock by our largest shareholder.  As a percentage of revenues, selling, general and administrative expenses for the quarter ended September 30, 2010 decreased to 42.8% from 44.8% for the quarter ended September 30, 2009.

Our bad debt expense as a percentage of revenue was 7.7% for the quarter ended September 30, 2010 as compared to 6.8% for the same period in 2009.   During the quarter, we experienced an increase in defaults, which we attribute to the prolonged economic climate which has produced higher levels of unemployment.  The number of days sales outstanding at September 30, 2010 increased to 24.7 days, compared to 24.4 days at September 30, 2009.  As of September 30, 2010, we had outstanding loan commitments to our students of $18.6 million as compared to $20.5 million at June 30, 2010.  Loan commitments, net of interest that would be due on the loans through maturity, were $15.8 million at September 30, 2010 as compared to $16.3 million at June 30, 2010.

During 2010, we have seen a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that these reductions are due to increases in student loan limits available to students pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”) as well as an increase in Pell Grants.  As a result, a greater percentage of students are able to finance their education entirely from financial aid sources.  While this provides greater opportunities for our students, it also severely impacts our ability to comply with the Department of Education’s “90/10 Rule.”  Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs.   Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage.

 Net interest expense.    Our net interest expense for the quarter ended September 30, 2010 and September 30, 2009 was $1.1 million.

Income taxes.    Our provision for income taxes for the quarter ended September 30, 2010 was $12.4 million, or 39.7% of pretax income, compared to $9.4 million, or 40.8% of pretax income for the quarter ended September 30, 2009. The effective tax rate decreased due to a favorable permanent tax item for the quarter ended September 30, 2010 compared to the same period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue.    Revenue increased by $77.4 million, or 19.6%, to $472.5 million for the nine months ended September 30, 2010 from $395.1 million for the nine months ended September 30, 2009.  This increase was primarily attributable to a 17.4% increase in average student population, which increased to 31,263 for the nine months ended September 30, 2010 from 26,637 for the nine months ended September 30, 2009. Average revenue per student increased 1.9% for the nine months ended September 30, 2010, from the nine months ended September 30, 2009, due to tuition increases which range from 3% to 5% annually offset by shifts in program mix. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses increased by $23.2 million, or 14.8%, to $180.3 million for the nine months ended September 30, 2010 from $157.1 million for the nine months ended September 30, 2009. This increase in educational services and facilities expenses was primarily due to instructional expenses which increased by $16.7 million, or 20.9%, and books and tools expenses, which increased by $1.1 million, or 4.4%, respectively, over the same period in 2009. These increases were attributable to an increase in average student population and higher book and tool sales during the nine months ended September 30, 2010 compared to the same period in 2009.  We began 2010 with approximately 7,700, or 35.4%, more students than we had on January 1, 2009, and as of September 30, 2010 our student population was approximately 1,650 higher than as of September 30, 2009.  Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $5.5 million, or 10.4%, over the same period in 2009. This increase was primarily due to expenses incurred in connection with the relocation of two of our campuses, facility expansions and related rent and property taxes.   The remainder of this increase was mainly due to an increase in depreciation expense of $1.6 million, or 9.8%, due to higher capital expenditures in 2010 compared to 2009.   Educational services and facilities expenses, as a percentage of revenue, decreased to 38.2% for the nine months ended September 30, 2010 from 39.8% for the nine months ended September 30, 2009.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the nine months ended September 30, 2010 were $211.5 million, an increase of $21.8 million, or 11.5%, from $189.7 million for the nine months ended September 30, 2009.  The increase in our selling, general and administrative expenses for the nine months ended September 30, 2010 was primarily due to: (a) a $12.8 million, or 19.7%, increase in sales and marketing; (b) a $3.5 million, or 22.2%, increase in student services expenses; and (c) a $5.4 million, or 5.0%, increase in administrative expenses.

Index

The increase in sales and marketing expense during the nine months ended September 30, 2010 as compared to the same period in 2009 can be attributable to annual compensation increases to admissions personnel, coupled with an increase in the number of admissions personnel.  In addition, during the nine months ended September 30, 2010 we also increased our marketing expenses to enhance our growth.

The increase in student services was primarily the result of an addition of 86 employees within the career services, financial aid and default management departments throughout 2010.   We increased our career services personnel to further assist our students with their job placement efforts as a result of a difficult job market.  The current economic environment has also resulted in increases in our cohort default rates.  As a result, we added default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students stay current in their loan payments.  We also increased the number of personnel in our financial aid department in an effort to improve the timing of our financial aid processing.

The increase in administrative expenses during the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to (a) a $5.3 million increase in bad debt expense; and (b) a $1.8 million increase in software maintenance in connection with our student management system as well as the costs associated with our new financial accounting system.  These higher expenses were offset by decreases in overall compensation accruals for 2010 compared to the same period in 2009 and expenses we incurred in 2009 in connection with a sale of stock by our largest shareholder.

For the nine months ended September 30, 2010 and 2009, our bad debt expense as a percentage of revenue was 6.6%.  During 2010 we experienced an increase in defaults, which we attribute to the prolonged economic climate, which has produced higher levels of unemployment.  The number of days sales outstanding was at 25.9 days at September 30, 2010 compared to 27.2 days at September 30, 2009.   As of September 30, 2010, we had outstanding loan commitments to our students of $18.6 million as compared to $28.9 million at December 31, 2009.  Loan commitments, net of interest that would be due on the loans through maturity, were $15.8 million at September 30, 2010 as compared to $20.5 million at December 31, 2009.

During 2010, we have seen a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that these reductions are due to increases in student loan limits available to students pursuant to the ECASLA as well as an increase in Pell Grants.  As a result, a greater percentage of students are able to finance their education entirely from financial aid sources.  While this provides greater opportunities for our students, it also severely impacts our ability to comply with the Department of Education’s “90/10 Rule.”  Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs.   Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage.

 Net interest expense.    Our net interest expense for the nine months ended September 30, 2010 was $3.4 million, an increase of $0.2 million, from $3.2 million for the nine months ended September 30, 2009.

Income taxes.    Our provision for income taxes for the nine months ended September 30, 2010 was $30.8 million, or 39.8% of pretax income, compared to $18.2 million, or 40.3% of pretax income for the nine months ended September 30, 2009. The effective tax rate decreased due to a favorable permanent tax item for the nine months ended September 30, 2010 compared to the same period in 2009.

Liquidity and Capital Resources

Our primary capital requirements are for our facilities and facility expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.

Index

The following chart summarizes the principal elements of our cash flows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$68,077	$42,865
Net cash used in investing activities	$(33,617)	$(36,038)
Net cash (used in) provided by financing activities	$(66,106)	$15,995

At September 30, 2010, we had cash and cash equivalents of $14.4 million, representing a decrease of approximately $31.6 million as compared to $46.1 million as of December 31, 2009.  This decrease is primarily due to us repaying $20.0 million during the first quarter of 2010 outstanding under our credit facility and the repurchase of $50.0 million of our common stock during the second and third quarters of 2010.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At September 30, 2010, we had net borrowings available under our $115 million credit agreement of approximately $113.1 million, including a $23.1 million sub-limit on letters of credit.  The credit agreement matures on December 1, 2012.

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

Operating Activities

Net cash provided by operating activities was $68.1 million for the nine months ended September 30, 2010 as compared to $42.9 million for nine months ended September 30, 2009.  The $25.2 million increase in net cash provided by operating activities primarily resulted from an increase in net income of approximately $19.6 million. The remainder of the increase was attributable to cash provided by other working capital items during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Investing Activities

Net cash used in investing activities decreased by $2.4 million to $33.6 million for the nine months ended September 30, 2010 from $36.0 million for the nine months ended September 30, 2009. This decrease was primarily attributable to a $27.6 million decrease in cash used for acquisitions offset by a $24.5 million increase in capital expenditures for the nine months ended September 30, 2010 as compared to the same period in 2009.  Our 2010 capital expenditures mainly resulted from a facility purchase, leasehold improvements, facility expansions and relocations as well as investments in campuses, classroom furniture and shop technology.

We currently lease a majority of our campuses. We own our campuses in Suffield, Connecticut; Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; and Cincinnati (Tri-County), Ohio. In addition, we purchased a property in Denver, Colorado in 2009 which will be occupied by our existing campus in Denver once construction is complete.  Although our current strategy is to continue our growth organically, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt and/or issue debt or equity securities.

Index

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

Financing Activities

Net cash used in financing activities decreased by $82.1 million to $66.1 million for the nine months ended September 30, 2010, as compared to net cash provided by financing activities of $16.0 million for the nine months ended September 30, 2009. This decrease was primarily attributable to the repayment of $20.0 million outstanding under our credit facility and the repurchase of $50.0 million of our common stock during the second and third quarter of 2010.  Additionally, in 2009 we received $14.9 million of net proceeds from an issuance of our common stock.

On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit facility with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million.

Amounts borrowed as revolving loans under the credit facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement.  The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At September 30, 2010, we had outstanding letters of credit aggregating $1.9 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

The following table sets forth our long-term debt (in thousands):

	September 30, 2010	December 31, 2009
Credit agreement	$-	$20,000
Finance obligation	9,672	9,672
Note payable	-	11
Capital lease-property (a rate of 8.0%)	27,042	27,202
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	326	443
Subtotal	37,040	57,328
Less current maturities	(402)	(383)
Total long-term debt	$36,638	$56,945

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our credit agreement will provide us with adequate resources for our ongoing operations through 2010 as well as our currently identified and planned capital expenditures.

Index

Contractual Obligations

Long-term Debt.  As of September 30, 2010, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2031 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$58,617	$2,796	$5,160	$4,989	$45,672
Uncertain income taxes	100	100	-	-	-
Operating leases	191,061	22,628	44,391	40,088	83,954
Rent on finance obligation	8,921	1,427	2,855	2,855	1,784
Total contractual cash obligations	$258,699	$26,951	$52,406	$47,932	$131,410

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2010, except for our letters of credit of $1.9 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

The Higher Education Opportunity Act, enacted in 2008, states that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue from Title IV programs.    This is commonly known as the “90/10 Rule.”  In addition, the Higher Education Opportunity Act limits participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans above a proscribed rate (“cohort default rate”).

The Higher Education Opportunity Act increased the measuring period for each cohort default rate calculation by one year. Starting with the 2009 cohort, the DOE will calculate both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate, which is expected to be published for each of our institutions in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements instead of the two-year rates currently used for those purposes.   If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in the Direct Loan and FFEL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.   If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in the Pell, Direct Loan, and FFEL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

Index

While we strive to improve the cohort default rates for each of our institutions, the current economic climate, combined with the demographics of the students that we traditionally serve, makes this objective even more challenging.  As a result, we have significantly increased our default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students stay current in their loan payments as well as engaging third-party consultants to assist those institutions who have historically had the highest cohort default rates.

We have also reduced the number of non-high school graduates, or “ability to benefit” students, enrolled at our institutions by raising the mandatory minimum test scores for these students as well as requiring that all ability to benefit students attend a multi-day orientation program prior to commencing their chosen academic program.  Under certain circumstances, an institution may elect to admit "ability to benefit" students into certain of its programs of study. However, “ability to benefit” students are a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than high school graduates.   As of September 30, 2010, approximately 12% of our students were classified as “ability to benefit” students.  We anticipate that this percentage will decrease in 2011 and beyond.

While we are hopeful that these actions will lower the cohort default rates of our institutions as well as improve our outcomes (such as increased graduation and completion rates), the reduction in “ability to benefit” students may negatively impact our total enrollment.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 5% (as calculated in the credit agreement) as of September 30, 2010.  As of September 30, 2010, we had no outstanding borrowings under our credit agreement.

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

Index

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, including the two complaints listed below, will have a material adverse effect on our business or financial condition, results of operations or cash flows.

The Company and several executive officers have been named as defendants in two purported class action lawsuits. The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that the Company and the other defendants made false and misleading statements and failed to disclose material adverse facts about the Company’s business and prospects in violation of federal securities laws. The plaintiffs seek damages for the purported class. The complaints  were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., David F. Carney, Shaun E. McAlmont and Cesar Ribeiro, and Robert Lyathaud v. Lincoln Educational Services Corp., David F. Carney, Shaun E. McAlmont and Cesar Ribeiro. Based on its initial review of the complaints, the Company believes the lawsuits are without merit and intends to vigorously defend against them.

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

On October 29, 2010, the DOE published final regulations addressing each of the topics addressed in the first NPRM and imposing requirements for DOE approval of new educational programs that prepare students for gainful employment in a recognized occupation and requirements regarding disclosure of information to prospective students and reporting of information to the DOE.  The effective date for most of the final regulations is July 1, 2011.  Among other things, the final regulations for incentive compensation  eliminate the 12 existing “safe harbors” in the current regulations that permit certain types of activities related to the compensation of individuals engaged in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds.  We are still reviewing all of the final regulations published on October 29, 2010 and do not yet know the extent to which they will impact our business, but the implementation of the final regulations could require us to change our compensation or other practices and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

The DOE has announced its intent to issue in early 2011 final regulations regarding gainful employment that would go into effect on July 1, 2012 and would apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation, which would include all of the Title IV-eligible educational programs at each of our institutions.  The proposed gainful employment regulations in the July 26, 2010 NPRM would, among other things, measure each educational program against threshold benchmarks in each of two categories:  (1) an annual loan repayment rate and (2) an annual student debt measure comparing the median annual student loan payment by program to average annual earnings and to discretionary income.  The various formulas are calculated under complex methodologies and definitions outlined in the proposed regulations, and would be based on data that may not be readily accessible to institutions.  An educational program that does not achieve threshold rates in either or both category could (1) lose its Title IV eligibility, (2) be placed on restricted status, (3) be required to provide annual employer affirmations that the program aligns with recognized occupations at their businesses and that there are projected job vacancies or expected demand for those occupations at those businesses, (4) be subject to limits on enrollment of Title IV recipients, and/or (5) be required to provide disclosures and warnings to current and prospective students that they may have difficulty repaying loans obtained for attending that program.  An institution with one or more ineligible programs or programs on restricted status would be subject to provisional certification.

Index

The implementation of regulatory changes proposed in the July 26, 2010 NPRM, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.  The regulations proposed in the July 26, 2010 NPRM are not final regulations and remain subject to further review and change pending publication of the final regulations in the Federal Register.  We are closely monitoring and continuing to evaluate the regulatory changes which result from the rulemaking process.

An acquisition or sale of shares constituting a change of control under the DOE standards or the standards of certain institutional accrediting agencies would require each of our schools to apply for recertification for continued ability to participate in Title IV Programs and reaffirm certain accreditations. The failure to obtain the required recertifications and reaffirmations could have a material adverse effect on our results of operations.

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

For example, the sale by our largest stockholder of the shares of common stock on April 6, 2010 caused them to own less than 25% of our total outstanding voting stock. As a result, the sale on April 6, 2010 constituted a change in ownership resulting in a change of control of each of our institutions under the DOE regulations. We submitted for each of our institutions an application for approval to participate in the Title IV programs.  The DOE has approved the application for each institution and issued to each institution a new provisional program participation agreement with an expiration date of September 30, 2013.  As a result, each of our institutions is provisionally certified by the DOE as a result of the change in ownership.  Our Denver institution is provisionally certified as a result of the change in ownership and for having a default rate under the Federal Perkins Loan Program in excess of 30 percent.

We have received written confirmation from all state education agencies that license our institutions to operate in the states in which those institutions are physically located that the sale of shares of our common stock by our largest stockholder on April 6, 2010 would not constitute a change in control requiring agency approval provided that no other stockholder will own more than 25% of our outstanding voting stock following the sale and that the sale will not result in a change in our board of directors. We also received written confirmation from the following three of our four institutional accrediting agencies that the sale of shares did not constitute a change in control requiring agency approval:  ACICS, NEASC, and ABHES.

The sale constituted a change in ownership under the standards of the Accrediting Commission of Career Schools and Colleges, or ACCSC, which is the fourth of our institutional accrediting agencies. We applied for and received from ACCSC the required Part I and Part II approvals of the transfer of accreditation that resulted from the change of ownership and control for each of our ACCSC-accredited schools.

Index

Future acquisitions or sales of our stock may result in a change in control under any of the DOE or state authorization and accreditation standards. We cannot assure you that the DOE and each of the aforementioned state and accrediting agencies would approve any applications they will or may require in connection with future acquisitions or sales of our stock. If such approvals are not received, it may have a material impact on the operation of our schools and our results of operations.  For more information, see “Business—Regulatory Environment—Change of Control” and “Risk Factors—Risks Related to Our Industry” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

During 2010, we have seen a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that these reductions are due to increases in student loan limits available to students pursuant to the ECASLA as well as an increase in Pell Grants.  As a result, a greater percentage of students are able to finance their education entirely from financial aid sources.  While this provides greater opportunities for our students, it also severely impacts our ability to comply with the Department of Education’s “90/10 Rule.”  Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs.  These calculations are required to be made based on cash receipts and in accordance with rules prescribed under the HEA and DOE regulations.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage.   Moreover, the relief provided under the HEA reauthorization that allows institutions to exclude from the Title IV component of the 90/10 Rule calculation certain loan limit increases made available pursuant to ECASLA is scheduled to expire for loans received on or after July 1, 2011.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, which could result in the acceleration of any indebtedness then outstanding under our credit agreement, and would also adversely affect our students' access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

In September 2010, the DOE published the cohort default rate for each of our schools for the 2008 federal fiscal year which range from 4.5% to 26.3%.  Our Grand Prairie institution is our only institution with a cohort default rate of at least 25% for the 2008 federal fiscal years.  None of our institutions, including our Grand Prairie institution, had a cohort default rate of 25% or greater for either of the 2007 and 2006 federal fiscal years.  The 2008, 2007, and 2006 federal fiscal years are the three most recent years for which the DOE has published such rates.

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

The Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) has held three hearings in June, August, and September 2010 focusing on the proprietary education sector.  In August 2010, the HELP Committee issued a wide-ranging request for information from thirty proprietary education entities, including our company.  We responded to and intend to continue cooperating with the HELP Committee.  The HELP Committee is expected to convene another hearing in December 2010.

We cannot predict what, if any, legislation or other actions will be taken or proposed by the HELP Committee or Congress in response to the hearings, the requests for information from our company and other entities, or other activities of the Committee or Congress.  Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those programs could result in increased administrative costs and decreased profit margin.  In addition, current requirements for student and school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements. If we cannot comply with the provisions of the Higher Education Act, as they may be revised, or if the cost of such compliance is excessive, our revenues or profit margin could be adversely affected.

Index

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 9, 2010, our Board of Directors approved the repurchase of up to $50.0 million of our common stock over the period of one year.  The following table outlines repurchases of our common stock during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Maximum Dollar Value of Shares That May Yet Be Purchased

July 1, 2010 -- July 31, 2010	--	--	--	$46,850,555
August 1, 2010 -- August 31, 2010	1,934,120	$11.87	1,934,120	$23,887,008
September 1, 2010 -- September 30, 2010	1,955,318	$12.22	1,955,318	$155
Total	3,889,438	$12.05	3,889,438	$155

Item 6.  EXHIBITS

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	Amended and Restated By-laws of the Company (2).

4.1	Letter agreement, dated August 9, 2000, by Back to School Acquisition, L.L.C., amending the Stockholders’ Agreement (1).

4.2	Letter agreement, dated August 9, 2000, by Lincoln Technical Institute, Inc., amending the Stockholders’ Agreement (1).

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

Index

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

Index

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 5, 2010	By:	/s/ Cesar Ribeiro
Cesar Ribeiro Chief Financial Officer (Duly Authorized Officer, Principal Accounting and Financial Officer)