Form 10-K
period 2010-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2011-03-14
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Executive Drive, Suite 340
West Orange, NJ 07052
(Address of principal executive offices)

(973) 736-9340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the 21,405,966 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $440,748,840. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $20.59 per share on June 30, 2010. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 10, 2011 was 22,417,758.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Index

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	risks associated with changes in applicable federal laws and regulations, including final rules that take effect during 2011 and other pending rulemaking by the U.S. Department of Education;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 rule and cohort default rates;
•	risks associated with the opening of new campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	our ability to continue to execute our growth strategies;
•	conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment. As of December 31, 2010, we operated 45 campuses in 17 states. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. For the year ended December 31, 2010, our health science program, our automotive technology program, our skilled trades program, our business and information technology program and our hospitality services program accounted for approximately 40%, 30%, 11%, 10%, and 9%, respectively, of our average enrollment. We had 29,221 students enrolled as of December 31, 2010 and our average enrollment for the year ended December 31, 2010 was 31,535 students, an increase of 13.4% from our average enrollment of 27,808 for the year ended December 31, 2009. For the year ended December 31, 2010, our revenues were $639.5 million, which represented an increase of 15.7% from the year ended December 31, 2009. For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K. For the year ended December 31, 2009, our revenues were $552.5 million, which represents an increase of 46.6% from the year ended December 31, 2008. Excluding our acquisitions of Lincoln College of New England (formerly known as Briarwood College) or BRI on December 1, 2008, six of the seven schools comprising Baran Institute of Technology or BAR on January 20, 2009 and Clemens College, the seventh BAR school, or Clemens on April 20, 2009, or collectively the Acquisitions, our revenues and average enrollment would have increased by 31.5% and 26.5%, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008.

All of our schools operate under the Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Nashville Auto-Diesel College and Euphoria Institute of Beauty Arts and Sciences brand names. Most of our campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education, or DOE, and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

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

BUSINESS STRATEGY

Our goal is to strengthen our position as a leading and diversified provider of career-oriented post-secondary education by continuing to pursue the following strategy:

Expand Existing Areas of Study and Existing Facilities. We believe we can leverage our operations to expand our program offerings in existing areas of study and expand into new areas of study to capitalize on demand from students and employers in our target markets. Whenever possible we seek to replicate programs across our campuses. We also expect to continue expanding some of our existing facilities and relocating other facilities to expand capacity. In 2008 and 2009, we increased capacity at four of our Southwestern College campuses and at our campus in Melrose Park, Illinois, and moved into a new and larger campus in Brockton, Massachusetts. In 2009, we acquired a property which is currently being expanded and which will serve as the new home for our Lincoln College of Technology in Denver, Colorado. In 2010, we moved our Paramus, New Jersey and Mount Laurel, New Jersey campuses into larger facilities and selectively added additional square feet at several other campuses.

Index

Maximize Utilization of Existing Facilities. We are focused on improving capacity utilization of existing facilities through increased enrollments and the introduction of new programs. We expect to continue investing in marketing, recruiting and retention resources to increase enrollment.

Expand Geographic Presence. We believe that we can leverage our marketing and recruiting programs by opening additional campuses in selected markets and obtaining greater market penetration. For example, in 2008, we expanded our presence in Las Vegas with the opening of our third Euphoria campus in the north end of Las Vegas which will enable us to better serve that market. In 2009, we expanded our presence in Ohio by opening our sixth Southwestern College in Toledo. In 2010, we entered into leases for new schools in Columbus, Ohio and Cleveland, Ohio, which we expect will open in 2011. We believe we can also increase our student enrollments by entering selected new geographic markets that we believe have significant growth potential and where we can leverage our reputation and operating expertise.

Pursue Strategic Acquisitions. We continue to evaluate acquisition candidates. In evaluating potential acquisitions, we seek to identify schools that provide the potential for program replication at our existing campuses, expand our program and degree offerings, and extend our presence into markets with attractive growth opportunities. For example, during the first and second quarters of 2009, we completed the acquisition of BAR, which consists of seven campuses and offers associate’s degree and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.

Expand Market. We believe that we can enter new markets and broaden the Lincoln brand by operating regionally accredited schools that offer associate’s and bachelor’s degrees, both on ground and online. To launch this effort we acquired BRI, subsequently renamed Lincoln College of New England, or LCNE, on December 1, 2008. LCNE operates one campus in Southington, Connecticut, one campus in Suffield, Connecticut and one in Hartford, Connecticut, is regionally accredited by the New England Association of Schools and Colleges and currently offers two bachelor’s degree programs and 31 associate’s degree programs to students from Connecticut and surrounding states.

Expand Online Programs. We offer online programs with a view towards capitalizing on the growing demand for, and flexibility provided by, online education alternatives. In 2008, we launched online associate’s and bachelor’s degree programs under our national accreditation. We believe that our online programs are an attractive option for students without the geographic or financial flexibility to enroll in campus-based programs and will continue to broaden our market. Furthermore, in 2010, with the addition of LCNE, we launched our first regionally accredited online degree programs that we believe will make our online offerings more attractive and broaden our reach to students seeking a regionally accredited degree.

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 22 to 105 weeks to complete, with tuition ranging from $8,500 to $37,000. Our associate’s degree programs typically take between 48 to 104 weeks to complete, with tuition ranging from $18,000 to $55,000. Our bachelor’s degree programs typically take between 154 and 284 weeks to complete, with tuition ranging from $55,000 to $74,000. As of December 31, 2010, all of our schools offer diploma and certificate programs, 22 of our schools are currently approved to offer associate’s degree programs and three schools are approved to offer bachelor’s degree programs. In order to accommodate the schedules of our students and maximize classroom utilization, at some of our campuses we typically offer courses four to five days a week in three shifts per day and start new classes every month. Other campuses are structured more like a traditional college and start classes every quarter. Also, for those students who do not live near one of our campuses or whose schedules prevent them from attending school, we offer several programs online. We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index

The following table lists the programs offered as of December 31, 2010 with the average number of students enrolled in each area of study for the year ended December 31, 2010:

Programs Offered
Area of Study	Bachelor's	Associate's	Diploma or Certificate	Average Enrollment	Percent of Total Enrollment

Health Sciences	-	Medical Assisting Technology, Medical Assisting & Administrative Technology, Dental Office Management, Child Development, Health Information Technology, Medical Office Management, Medical Assistant, Mortuary Science, Nuclear Medicine Technology, Occupational Therapy Assistant, Dental Hygeine, Dental Administrative Assistant, Surgical Technology, Advanced Medical Coding & Billing	Medical Office Assistant, Medical Assistant, Pharmacy Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing, Phlebotomy, Nuclear Medicine Technology, Medical Assistant w/Basic X-ray, Basic X-Ray Technician, Patient Care Technician, Surgical Technologist	12,426	40%

Automotive	-	Automotive Technology, Master Certified Auto Service Management, Collision Repair & Refinishing Service Management, Diesel Technology, Master Certified Diesel & Truck Service Management	Automotive Mechanics, Master Certified Automotive Technology, Collision Repair & Refinishing Technology, Diesel & Truck Mechanics, Diesel Technology, Master Certified Diesel & Truck Technology, Master Certified Automotive w/Diesel Technology, Motorcycle Technology	9,569	30%

Skilled Trades	-	Electronic Engineering Technology, HVAC, Electronics Systems Service Management	Electrical Technology, Electronics Engineering Technology, Electronics Systems Technician, Heating Ventilation and Air Conditioning Technology, Electrician, Welding Technology	3,568	11%

Index

Business and Information Technology	Business Management, Business Marketing, Criminal Justice, Funeral Service Management, Integrated Marketing Communication & Design, Information Management & Security, Human Resource Management	PC Systems & Networking Technology, Business Administration, Criminal Justice, Network Communications & Information Systems, Business Management, Business Marketing, Human Resource Management, Accounting Technology, Broadcasting and Communications, Fashion Merchandising, Paralegal, Graphic Design, Web Design, Computer Networking and Security	PC Support Technician, Criminal Justice, Network Communications and Information Systems, Business Office Technology, Computer Networking and Security	3,021	10%

Hospitality Services	Culinary Arts Management	Culinary Arts, Salon Management, Food and Beverage, International Baking and Pastry, Culinary Management, Hotel Restaurant Management, Dietetic Technician, Travel and Tourism, Hospitality Management	Culinary Arts, Advanced Culinary Arts, Baking & Pastry Essentials, Cosmetology, Aesthetics, Therapeutic Massage & Bodywork Technician, Advanced Italian Culinary Arts	2,951	9%

			Total:	31,535	100%

Index

Health Sciences. For the year ended December 31, 2010, health sciences was our largest area of study, representing 40% of our total average student enrollment. Our health science programs are 24 to 104 weeks in length, with tuition rates of $8,500 to $55,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our medical assistant and medical administrative assistant programs are our largest health science programs.

As of December 31, 2010, we offered health science programs at 26 of our Lincoln College of Technology and Lincoln Technical Institute schools.

Automotive Technology. Automotive technology represents our second largest area of study, with 30% of our total average student enrollment for the year ended December 31, 2010. Our automotive technology programs are 24 to 120 weeks in length, with tuition rates of $11,000 to $37,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of employers, ranging from automotive and diesel dealers, independent auto body paint and repair shops, to trucking and construction companies.

As of December 31, 2010, six of our Lincoln Technical Institute schools and five of our Lincoln College of Technology schools offered programs in automotive technology and most of these schools offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver Colorado are destination schools, attracting students throughout the United States and, in some cases, from abroad.

Skilled Trades. For the year ended December 31, 2010, 11% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 41 to 116 weeks in length, with tuition rates of $17,000 to $29,000. Our skilled trades programs include electrician, heating, ventilation and air conditioning repair, welding and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC, installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms.  As of December 31, 2010, we offered skilled trades programs at 13 of our 29 Lincoln Technical Institute and Lincoln College of Technology campuses.

Business and Information Technology. For the year ended December 31, 2010, 10% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 30 to 284 weeks in length, with tuition rates of $12,000 to $74,000. We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our personal computer, or PC, systems technician, computer networking and security and business administration specialist programs. Our IT and business graduates work in entry level positions for both small and large corporations. Our criminal justice graduates work in the security industry and for various government agencies and departments. As of December 31, 2010, we offered these programs at 21 of our campuses.

Hospitality Services. For the year ended December 31, 2010, 9% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 22 to 132 weeks in length, with tuition rates of $9,000 to $55,000. Our hospitality programs include therapeutic massage, cosmetology and aesthetics. Graduates work in salons, spas or cruise ships or are self-employed. We offer massage programs at six campuses and cosmetology programs at five campuses. Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries. As of December 31, 2010, we offered culinary programs at six Lincoln Culinary schools.

MARKETING AND STUDENT RECRUITMENT

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at potential students who are entering the workforce, or who are underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising. Our marketing program utilizes integrated advertising such as the Internet, television, and various print media, direct mail, and event marketing campaigns. These campaigns are enhanced by student and alumni referrals. Internet lead generation is our most successful medium, built upon successful search engine optimization and specific keywords. Our website inquiries incorporate integrated campaigns that direct potential students to the Lincoln website where they may request additional information on a program of interest. Our internal systems enable us to closely monitor and track the effectiveness of each advertisement on a daily or weekly basis and make adjustments accordingly to enhance efficiency and limit our student acquisition costs.

Referrals. Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented 20% to 25% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to potential students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further educate these individuals on the strengths of our programs. Graduates who have gone on to enjoy success in the workforce frequently recommend our programs, as do local business owners who are pleased with the performance of our graduates whom they have hired.

Index

Recruiting. Our recruiting efforts are conducted by a group of approximately 460 field and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting. Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2010, we recruited approximately 18% of our students directly out of high school.

Campus-Inquiries. When a potential student contacts us as a result of our marketing and outreach efforts, an admissions representative contacts the potential student to follow up on an individual basis. The admissions representative provides information on the programs of interest available at the campus location selected by the potential student and offers an appointment to visit the school and tour the school's facilities.

STUDENT ADMISSIONS, ENROLLMENT AND RETENTION

Admissions. In order to attend our schools, students must complete an application and pass an entrance assessment. While each of our programs has different admissions criteria, we screen all applications and counsel the students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation.

Enrollment. We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 29,221 students enrolled as of December 31, 2010 and our average enrollment for the year ended December 31, 2010 was 31,535 students, an increase of 13.4% from December 31, 2009. We had 29,340 students enrolled as of December 31, 2009 and our average enrollment for the year ended December 31, 2009 was 27,808 students, an increase of 39.0% from December 31, 2008. Excluding the Acquisitions, our average student enrollment increased by 26.5%.

Retention. To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial, employment and personal matters. We monitor our retention rates by instructor, course, program and school. When we notice that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is having trouble academically, we offer tutoring.

JOB PLACEMENT

We believe that securing employment for our graduates is critical to our ability to attract high quality students. In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV Programs. See "Regulatory Environment—Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers need. Each school has an advisory council made up of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the market. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to place students in their career field upon graduation. We also have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our allied health students are required to participate in an internship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

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

As of December 31, 2010, we had approximately 4,500 employees, including 1,173 full-time faculty and 866 part-time instructors. At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2011 through 2016. We believe that we have good relationships with these unions and our employees.

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

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2010, approximately 83% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees.

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

State Authorization

Each of our schools must be authorized by the applicable education agencies in the states in which the school is physically located, and in some cases other states, in order to operate and to grant degrees, diplomas or certificates to its students. Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in that state. State agency authorization is also required in each state in which a school is physically located in order for the school to become and remain eligible to participate in Title IV Programs. If we are found not to be in compliance with the applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to stop providing services in that state, which could have a material adverse effect on our business and results of operations. Currently, each of our schools is authorized by the applicable state education agencies in the states in which the school is physically located and in which it recruits students.

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $14.9 million. These bonds are backed by $0.2 million of letters of credit.

The DOE published new regulations on October 29, 2010, with an effective date of July 1, 2011, that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in Title IV Programs. If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in Title IV Programs. The DOE stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the DOE will interpret these requirements in each state. However, the DOE also stated that institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

In addition, the new DOE rules also require institutions offering postsecondary education through distance education, such as online programs, to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state to meet any state requirements for it to be legally offering postsecondary distance education in that state. The regulations require an institution to document upon request by the DOE that it has the applicable state approval. As a result, some of our schools and distance education programs may be required to obtain additional or revised state authorizations. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and are subject to change. Any failure to comply with state requirements under the new DOE rules could result in our inability to enroll students or receive Title IV funds for students in those states.

If any of our schools fail to comply with state licensing requirements, they are subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school and its related main campus and/or additional locations would lose its eligibility to participate in Title IV Programs, be unable to offer its programs and we could be forced to close that school. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students or to operate in that state.

Index

Due to state budget constraints in certain states in which we operate, it is possible that those states may reduce the number of employees in, or curtail the operations of, the state education agencies that authorize our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval could prevent us from making such changes or could delay our ability to make such changes. States periodically change their laws and regulations applicable to our schools and such changes could require us to change our practices and could have a material adverse effect on our business and results of operations.

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2010, nineteen of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges or ACCSC; twenty-one of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools or ACICS; three of our campuses are accredited by the New England Association of Schools and Colleges or NEASC; and two of our campuses are accredited by Accrediting Bureau of Health Education Schools or ABHES. All of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission, the date by which its accreditation must be renewed and the type of accreditation.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Philadelphia, PA	December 5, 2008	May 1, 2013	National
Union, NJ	March 10, 2010	February 1, 2014	National
Mahwah, NJ*	March 10, 2010	August 1, 2014	National
Melrose Park, IL	June 2, 2010	November 1, 2014	National
Denver, CO	September 8, 2006	February 1, 2011****	National
Columbia, MD	March 13, 2007	February 1, 2012	National
Grand Prairie, TX	May 29, 2007	August 1, 2011	National
Allentown, PA	March 7, 2008	January 1, 2012	National
Nashville, TN	September 5, 2008	May 1, 2012	National
Indianapolis, IN	December 5, 2008	November 1, 2012	National
New Britain, CT	September 5, 2008	January 1, 2013	National
Shelton, CT**	December 9, 2009	September 1, 2013	National
Cromwell, CT**	March 13, 2007	November 1, 2011	National
Hamden, CT**	September 7, 2007	July 1, 2012	National
Queens, NY*	September 5, 2008	June 1, 2012	National
Hartford, CT	June 2, 2010	November 1, 2014	National
Suffield, CT***	August 1, 2007	August 1, 2012	National
East Windsor, CT	September 5, 2008	February 1, 2013	National
South Plainfield, NJ	September 11, 2009	August 1, 2014	National

*	Branch campus of main campus in Union, NJ
**	Branch campus of main campus in New Britain, CT
***	Branch campus of main campus in Hartford, CT
****	Currently undergoing re-accreditation

Index

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Brockton, MA****	December 16, 2008	December 31, 2014	National
Lincoln, RI	December 16, 2008	December 31, 2014	National
Lowell, MA**	December 16, 2008	December 31, 2014	National
Somerville, MA	December 16, 2008	December 31, 2014	National
Philadelphia (Center City), PA*	April 23, 2007	December 31, 2012	National
Edison, NJ	April 23, 2007	December 31, 2012	National
Marietta, GA****	December 16, 2008	December 31, 2014	National
Moorestown, NJ*	April 23, 2007	December 31, 2012	National
Paramus, NJ*	April 23, 2007	December 31, 2012	National
Philadelphia (Northeast), PA*	April 23, 2007	December 31, 2012	National
Dayton, OH	August 13, 2009	December 31, 2015	National
Cincinnati (Vine Street), OH***	August 13, 2009	December 31, 2015	National
Cincinnati (Northland Blvd.), OH***	August 13, 2009	December 31, 2015	National
Franklin, OH***	August 13, 2009	December 31, 2015	National
Florence, KY***	August 13, 2009	December 31, 2015	National
Toledo, OH***	December 9, 2009	December 31, 2015	National
West Palm Beach, FL	April 16, 2008	December 31, 2014	National
Las Vegas (Summerlin), NV****	December 16, 2008	December 31, 2014	National
Henderson (Green Valley), NV****	December 16, 2008	December 31, 2014	National
Las Vegas (Aliante), NV****	April 8, 2009	December 31, 2014	National
Columbus, OH***	January 5, 2011	December 31, 2015	National

*	Branch campus of main campus in Edison, NJ
**	Branch campus of main campus in Somerville, MA
***	Branch campus of main campus in Dayton, OH
****	Branch campus of main campus in Lincoln, RI

New England Association of Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Southington, CT	November 1, 2006	November 1, 2011	Regional
Suffield, CT*	November 1, 2006	November 1, 2011	Regional
Hartford, CT*	November 20, 2009	November 1, 2011	Regional
*	Branch campus of main campus in Southington, CT

Accrediting Bureau of Health Education Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Fern Park, FL	December 17, 2010	December 31, 2013	National
Seminole, FL*	December 17, 2010	December 31, 2013	National
*	Branch campus of main campus in Fern Park, FL

Our Denver, Colorado school is currently going through the process of reaccreditation with ACCSC. ACCSC has established a timeframe for various submissions and visits associated with the reaccreditation process. We have complied with each of the deadlines provided by ACCSC. ACCSC scheduled the presentation of the school’s reaccreditation application for its February 2011 Commission meeting and we are currently waiting for the ACCSC action on our application. We have received a letter from ACCSC notifying us that the school maintains its accreditation while going through the reaccreditation process.

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation. If any one of our schools lost its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. Any institution required to submit retention or placement data to the ACICS is required to obtain prior permission from the ACICS for the initiation of any new program and new branch campus or learning site. The following institutions are providing placement or retention data to ACICS: Dayton, OH, Cincinnati (Vine Street), OH, Cincinnati (Northland Blvd.), OH, Toledo, OH, Lincoln, RI, Edison, NJ, Henderson (Green Valley), NV, Somerville, MA and Philadelphia (Northeast), PA.

Index

Prior to our acquisition of BAR in January 2009, ABHES directed the institution in Fern Park, FL to show cause why its accreditation should not be withdrawn based upon a visit to the school’s branch campus in Seminole, Florida. We were informed that at ABHES’s December 2009 board meeting, the ABHES board acknowledged that all the concerns covered by the show cause order were resolved to their satisfaction. However, the show cause order was extended until the next ABHES commission meeting, due to the schools composite score under DOE financial responsibility regulations. See “Regulatory Environment – Financial Responsibility Standards.” We were notified by ABHES on June 3, 2010 that the institution’s show cause order was vacated.

Prior to our acquisition of BRI, the American Board of Funeral Service Education, or ABFSE, the accrediting agency that provides programmatic accreditation of the college’s mortuary sciences program, directed BRI to show cause why its accreditation should not be withdrawn. BRI submitted a response and hosted a follow-up visit from the agency in February 2009. BRI received a visit report and submitted a response to that report which was reviewed by ABFSE at its commission meeting. ABFSE informed the school that the show cause will stay in place until 2010, subject to improvement in the pass rate of the certification test. The pass rate for 2009 graduates exceeded the required threshold. We were notified by ABFSE on April 28, 2010 that the institution’s show cause order was vacated.

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

Students at our schools received grants and loans to fund their education under the following Title IV Programs: (1) the Federal Family Education Loan Program (FFEL), (2) the Federal Direct Loan Program (FDL), (3) the Federal Pell Grant, or Pell, program, (4) the Federal Supplemental Educational Opportunity Grant program, and (5) the Federal Perkins Loan, or Perkins program.

Federal Family Education Loan/William D. Ford Direct Loan Program. Effective July 1, 2010, the FFEL Program ended and was replaced with the Federal Direct Loan Program. The lender under this program is the DOE rather than a bank or other lending institution. For the year ended December 31, 2010, we derived approximately 62% of our Title IV revenues from a combination of the FFEL and Federal Direct Loan Programs.

Pell. Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2010, we derived approximately 26% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant. Under the Federal Supplemental Educational Opportunity Grant program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2010, we received less than 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Perkins. Perkins loans are made from a revolving institutional account, 75% of which is funded by the DOE and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2010, we derived less than 1% of our revenues (calculated based on cash receipts) from the Perkins program.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as the programs administered by the U.S. Department of Veterans Affairs and programs administered under the Workforce Investment Act. In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints. Some states have reduced the level of state financial aid for our students. Due to state budgetary shortfalls and constraints in certain states in which we operate, we believe that the overall level of state financial aid for our students is likely to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

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

Index

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

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended, HEA, or Higher Education Act, and the DOE's extensive regulations regarding institutional eligibility. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following 20 institutions as of December 31, 2010, collectively consisting of 20 main campuses and 25 additional locations:

Index

Brand	Main Campus (es)	Additional Location (s)
Lincoln Technical Institute	Union, NJ	Mahwah, NJ
Queens, NY
Philadelphia, PA
Allentown, PA
	Edison, NJ	Moorestown, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Philadelphia, PA (Northeast)
	Somerville, MA	Lowell, MA
	Lincoln, RI	Marietta, GA*
Brockton, MA
Henderson, NV (Green Valley)**
Las Vegas, NV (Summerlin)**
Las Vegas, NV (Aliante)**
	New Britain, CT	Shelton, CT
Cromwell, CT
Hamden, CT
East Windsor, CT
	Hartford, CT	Suffield, CT
South Plainfield, NJ
	Fern Park, FL	Seminole, FL

Lincoln College of Technology	Indianapolis, IN
Grand Prairie, TX
Melrose Park, IL
Columbia, MD
Denver, CO
West Palm Beach, FL
	Dayton, OH	Cincinnati, OH (Vine Street)
Franklin, OH
Cincinnati, OH (Northland Blvd.)
Florence, KY
Toledo, OH
Columbus, OH

Nashville Auto Diesel College	Nashville, TN

Lincoln College of New England	Southington, CT	Suffield, CT
Hartford, CT
*	This campus operates under the Lincoln College of Technology brand.
**	These campuses operate under the Euphoria Institute of Beauty Arts & Sciences brand.

All of our main campuses, including their additional locations, are currently certified by the DOE under provisional status until September 30, 2013 to participate in the Title IV Programs except for Southington, CT that has been certified by the DOE under provisional status until June 30, 2013. The provisional certification at each institution is due to the change in ownership resulting in a change of control that the DOE determined resulted from the sale in 2010 by our then largest stockholder of a portion of its ownership in our company except for Southington, CT which received provisional certification due to its merger with Clemens College.  In addition, our Denver institution is provisionally certified as a result of the change in ownership and because its default rate under the Federal Perkins Loan program that was published most recently prior to the effective date of its program participation agreement exceeded 30%. Currently, each of our institutions may apply to the DOE for recertification to participate in the Title IV Programs on a non-provisional basis at least 90 days prior to the expiration date of its current program participation agreement.

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

Index

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.

Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the HEA and other laws governing the Title IV programs. On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315, reauthorized the Title IV HEA programs through at least September 30, 2014. The HEA reauthorization among other things revises the 90/10 Rule, as described below, revises the calculation of an institution's cohort default rate, requires additional disclosures and certifications with respect to non-Title IV alternative loans, prohibits certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students' best interests, and makes other changes.

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

The Health, Education, Labor and Pensions Committee of the U.S. Senate, or the HELP Committee, held several hearings in 2010 focusing on the proprietary education sector. In August 2010, the HELP Committee issued a wide-ranging request for information from 30 proprietary education entities, including our company. We responded to this request, and in February 2011 to a follow-up request, and intend to continue cooperating with the HELP Committee. The HELP Committee has scheduled a hearing in March 2011 and is expected to convene one or more additional hearings in 2011.

We cannot predict what, if any, legislation or other actions will be taken or proposed by the HELP Committee or Congress in response to the hearings, the requests for information from our company and other entities, or other activities of the Committee or Congress. Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those programs, or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin. In addition, current requirements for student or school participation in Title IV programs may change or one or more of the present Title IV programs could be replaced by other programs with materially different student or school eligibility requirements. If we cannot comply with the provisions of the HEA, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

DOE Development of New Regulations.

The DOE published two Notices of Proposed Rulemaking, or NPRM, in June and July 2010 which proposed new regulations related to 14 “program integrity” topics. The DOE issued final regulations on October 29, 2010 addressing each of these topics, except for regulations imposing additional eligibility requirements on educational programs subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. The topics covered in the final regulations published on October 29, 2010, which have a general effective date of July 1, 2011, include, but are not limited to: revisions to the incentive compensation rule, a significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in the October 2010 final regulations also include a new federal definition of a “credit hour” for federal student aid purposes, which new definition may result in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs. The implementation of all of the October 2010 final regulations will require us to change our practices to comply with these requirements. The changes to our practices, or our inability to comply with the final regulations on or after their effective date, could have a material adverse effect on our business and results of operations.

The DOE has announced its intent to issue in early 2011 final regulations regarding gainful employment that would go into effect on July 1, 2012 and would apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation, which would include all of the Title IV-eligible educational programs at each of our institutions. The proposed gainful employment regulations in the July 2010 NPRM would, among other things, measure each educational program against threshold benchmarks in each of two categories: (1) an annual loan repayment rate and (2) an annual student debt measure comparing the median annual student loan payment by program to average annual earnings and to discretionary income. The various formulas are calculated under complex methodologies and definitions outlined in the proposed regulations, and would be based on data that may not be readily accessible to institutions. An educational program that does not achieve threshold rates in either or both category could (1) lose its Title IV eligibility, (2) be placed on restricted status, (3) be required to provide annual employer affirmations that the program aligns with recognized occupations at their businesses and that there are projected job vacancies or expected demand for those occupations at those businesses, (4) be subject to limits on enrollment of Title IV recipients, and/or (5) be required to provide disclosures and warnings to current and prospective students that they may have difficulty repaying loans obtained for attending that program. An institution with one or more ineligible programs or programs on restricted status would be subject to provisional certification.

Index

The implementation of regulatory changes proposed in the July 2010 NPRM, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations. The regulations proposed in the July 2010 NPRM are not final regulations and remain subject to further review and change pending publication of the final regulations in the Federal Register. We are closely monitoring and continuing to evaluate the regulatory changes which result from the rulemaking process.

The "90/10 Rule." Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from the Title IV programs, or 90/10 Rule percentage, for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures. Under prior law, an institution would immediately lose its eligibility to participate in Title IV Programs if it derived more than 90% of its revenue (calculated based on cash receipts) from those programs in any fiscal year as calculated in accordance with DOE regulations and would be ineligible to apply to regain its eligibility until the following fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2010 fiscal year, our institutions' 90/10 Rule percentages ranged from 62.1% to 96.9%. Our Dayton institution (consisting of a main campus and six additional locations) had a 90/10 Rule percentage of 96.9% and was our only institution with a 90/10 Rule percentage above 90%. For 2009 and 2008, none of our institutions derived more than 90% of their revenues from Title IV Programs. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL, increased. This loan limit increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits. The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions. During 2010, we have seen a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives. We believe that these reductions are due to increases in student loan limits available to students as well as an increase in Pell Grants. As a result, a greater percentage of students are able to finance their educations entirely from financial aid sources. While this provides greater opportunities for our students, it also severely impacts our ability to comply with the 90/10 Rule. Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful. Moreover, the above-mentioned relief from certain loan limit increases is scheduled to expire for loans received on or after July 1, 2011, and the above-mentioned institutional loan relief is scheduled to expire for institutional loans made on or after July 1, 2012. If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

Student Loan Defaults.

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year (two year ratio). An institution whose Federal Family Education Loan and Federal Direct Loan cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the Federal Family Education Loan, Federal Direct Loan, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose Federal Family Education Loan and Federal Direct Loan cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the Federal Family Education Loan and Federal Direct Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

Index

The HEA has been amended by the Higher Education Opportunity Act, or HEOA, to provide for the calculation of an institution’s cohort default rate using a three-year period, beginning with the cohort default rate for the 2009 federal fiscal year. Under the HEA reauthorization, an institution's cohort default rate is redefined to be based on the rate at which its former students default on their FFEL and FDL loans over a period of time that is one year longer than the period of time over which rates currently are calculated. As a result, most institutions' respective cohort default rates are expected to increase under the new provision, which first would apply to cohort default rates for the 2009 federal fiscal year. The DOE will not impose sanctions based on rates calculated under the new provision until three consecutive years have been calculated under the new method. Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates. The HEOA also increases the cohort default three-year threshold from 25% to 30% effective for three year cohort default rates issued beginning in federal fiscal year 2012.

On September 13, 2010 the DOE published final two year cohort default rates for each of our institutions for the 2008 fiscal year, which rates range from 4.1% to 26.3%. As a result, one of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2008 federal fiscal year. The following table sets forth the cohort default rates for each of our 21 DOE institutions for the federal fiscal years 2008, 2007 and 2006, the three most recent years for which the DOE has published such rates:

Institution	2008	2007	2006
Union, NJ	14.3%	12.6%	10.8%
Indianapolis, IN	12.0%	13.0%	12.3%
Philadelphia, PA	20.9%	19.9%	15.0%
Columbia, MD	13.7%	12.5%	12.0%
Allentown, PA	11.2%	10.3%	10.1%
Melrose Park, IL	16.0%	18.1%	11.8%
Grand Prairie, TX	26.3%	22.0%	19.3%
Edison, NJ	17.4%	16.3%	14.5%
Denver, CO	11.7%	11.0%	11.1%
Nashville, TN	7.8%	7.2%	5.6%
Lincoln, RI	14.0%	12.9%	14.9%
Somerville, MA	11.8%	12.3%	12.3%
Dayton, OH	20.2%	13.5%	9.9%
New Britain, CT	9.0%	9.1%	11.2%
West Palm Beach, FL	14.2%	10.3%	9.9%
Southington, CT*	18.6%	22.9%	10.2%
South Plainfied, NJ**	4.6%	9.4%	6.3%
Fern Park, FL**	7.0%	5.9%	6.2%
Hartford, CT**	4.1%	6.5%	5.3%
East Windsor, CT**	6.3%	9.5%	6.1%
Clemens College, CT***	5.3%	0.0%	0.0%

* This institution was acquired on December 1, 2008.
** These institutions were acquired on January 20, 2009.
*** This institution was acquired on April 20, 2009.

On February 14, 2011, the DOE issued draft two year cohort default rates for the 2009 federal fiscal year. The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2011. The draft 2009 rates ranged from 10.6% to 35.7%. Our Philadelphia, PA, Grand Prairie, TX, Melrose Park, IL, Denver, CO and Somerville, MA institutions had cohort default rates over 25%. We plan to appeal our 2009 draft rates.

On February 4, 2011 the DOE released unofficial trial three year cohort default rates for federal fiscal year 2008.  These unofficial rates continue to be for information purposes only and are calculated using the abovementioned methodology for calculating three-year cohort default rates.  No benefits or sanctions apply to these trial rates.  In December 2009, the DOE issued an electronic announcement explaining the future changes to the methodology for calculating an institution’s cohort default rate based on defaults occurring over a three-year period, rather than a two-year period, and released unofficial trial three-year cohort default rates for the 2005, 2006, and 2007 federal fiscal years.    The rates for our institutions under the new methodology ranged from 10.6% to 37.0% for the 2006 federal fiscal year, from 16.2% to 42.2% for the 2007 federal fiscal year and from 19.3% to 47.5% for the 2008 federal fiscal year.   Our official cohort default rates for institutions for these same time periods as published by the DOE range from 0% to 19.3% for the 2006 federal fiscal year, from 0% to 22.9% for the 2007 federal fiscal year and from 4.1% to 26.3% for the 2008 federal fiscal year.  The DOE stated in the electronic announcement that the publication of these rates is for informational purposes only and that no sanctions will be imposed based on these rates.  If the final 2009 fiscal year cohort default rate for Grand Prairie is 25% or greater, then the rate would be the institution’s second consecutive fiscal year cohort default rate of 25% or greater.  None of the other four institutions with a draft 2009 rate of 25% or greater had a cohort default rate of 25% or greater for the 2008 fiscal year.

Index

Perkins Loan Program

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Such institutions also may be subject to provisional certification.  Our Denver, Colorado institution, or Denver, and our New Britain, Connecticut institution, or New Britain, are our only institutions participating in the Perkins program. Denver’s Perkins cohort default rate was 27.1% for students scheduled to begin repayment in the 2008-2009 federal award year.  The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to Denver. Denver continues to make loans out of its existing Perkins loan fund. Denver is provisionally certified because its default rate under the Federal Perkins Loan program that was published most recently prior to the effective date of its program participation agreement exceeded 30.0% and also based on its change in ownership. New Britain institution’s cohort default rate was 20.0% for students scheduled to begin repayment in the 2008-2009 federal award year.  New Britain is provisionally certified by the DOE based on its change in ownership.

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis. We have submitted to the DOE our audited financial statements for the 2008 and 2009 fiscal years reflecting a composite score of 1.8 and 2.0, respectively, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2010 fiscal year, we have calculated our composite score to be 1.8. However, this is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2010 fiscal year.

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

Index

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

Under final regulations published in October 2010 and effective July 1, 2011, a proprietary institution must notify the DOE at least 90 days before the first day of a new additional program (as defined by applicable DOE regulations). The new regulations apply to both degree-granting and non-degree granting educational programs. The notice must describe how the institution determined the need for the new program and how the program was designed to meet local market needs, or for an online program, regional or national market needs. The institution must also describe how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates of the program. The institution must include in its notice that the program has been approved by its accrediting agency or is otherwise included in the institution’s accreditation by its accrediting agency, as well as a description of any wage analysis it may have performed that is related to the new program. Unless otherwise required by the DOE to obtain approval for the new program, an institution that provides a notice may proceed with its plans to offer the new program based on its determination that the program is an eligible program that prepares students for gainful employment in a recognized occupation. However, the DOE may alert the institution, at least 30 days before the first day of class, that the DOE must approve the program for Title IV purposes. If any new program submitted by our institutions is identified as being subject to DOE review and approval for Title IV purposes, it could result in difficulties or delays in introducing the program, which could have a negative impact on our growth and enrollments.

Index

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

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the Federal Family Education Loan and Federal Direct Loan program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15%. Our Grand Prairie institution had a Federal Family Education Loan and Federal Direct Loan cohort default rate above 25% for the 2008 federal fiscal year. None of our institutions had a Federal Family Education Loan and Federal Direct Loan cohort default rate above 25% for the 2006 or 2007 federal fiscal years. Our Denver institution's Perkins Loan cohort default rate was 27.1% for students scheduled to begin repayment in the 2009-2010 federal award year. Institutions with default rates that exceed statutory or regulatory benchmarks may be subject to consequences that include but are not limited to loss of eligibility to participate in the Title IV programs. See “Regulatory Environment – Student Loan Defaults” and “Regulatory Environment – Perkins Loans Program.

Ability to Benefit Regulations. Under certain circumstances, an institution may elect to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study. In order for ability to benefit students to be eligible for Title IV Program participation, the institution must comply with the ability to benefit requirements set forth in the Title IV Program requirements. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. The HEOA provisions also permit students to demonstrate their ability to benefit and become eligible to receive Title IV funds upon satisfactory completion of six credit hours or the equivalent coursework. In addition to the testing requirements, the DOE regulations also prohibit ability to benefit student enrollments from constituting 50% or more of the total enrollment of the institution. In 2010, the following schools were authorized to enroll “ability to benefit” applicants: Southwestern College, New Britain, Cromwell, Shelton, Hamden, Union, Mahwah, Indianapolis, Melrose Park, Grand Prairie, Somerville, Denver, West Palm Beach, Center City Philadelphia, Northeast Philadelphia, Paramus, Moorestown, Marietta, Lowell, Edison, Brockton, Allentown, Las Vegas (Summerlin), Hartford, Suffield, Fern Park, Seminole, BRI and South Plainfield.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s current regulations establish twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule. On October 29, 2010, the DOE adopted final rules effective July 1, 2011 that amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule. The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written. We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule. The implementation of the final regulations will require us to change our compensation practices and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

The DOE may place an institution on provisional certification status if it determines that the institution does not fully satisfy certain administrative and financial standards or if the institution undergoes a change in ownership resulting in a change of control. As a result of our then largest shareholder’s sale of a portion of its ownership in our company during 2010, all institutions went through a change in ownership and were issued provisional program participation agreements. The DOE may withdraw an institution's provisional certification with the institution having fewer due process protections than if it were fully certified. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

All institutions are recertified on various dates for various amounts of time. The following table sets forth the expiration dates for each of our institutions' current program participation agreements:

Institution	Expiration Date of Current Program Participation Agreement
Allentown, PA	September 30, 2013*
Columbia, MD	September 30, 2013*
Philadelphia, PA	September 30, 2013*
Denver, CO	September 30, 2013**
Lincoln, RI	September 30, 2013*
Nashville, TN	September 30, 2013*
Somerville, MA	September 30, 2013*
Edison, NJ	September 30, 2013*
Union, NJ	September 30, 2013*
Grand Prairie, TX	September 30, 2013*
Indianapolis, IN	September 30, 2013*
Melrose Park, IL	September 30, 2013*
Dayton, OH	September 30, 2013*
New Britain, CT	September 30, 2013*
West Palm Beach, FL	September 30, 2013*
Southington, CT	June 30, 2013***
East Windsor, CT	September 30, 2013*
Fern Park, FL	September 30, 2013*
South Plainfield, NJ	September 30, 2013*
Hartford, CT	September 30, 2013*

* Provisionally certified as a result of our then largest shareholder’s sale of a portion of its ownership in our company during 2010.
** Provisionally certified as a result of our then largest shareholder’s sale of a portion of its ownership in our company during 2010 and for having a default rate under the Federal Perkins Loan program in excess of 30%.
*** Provisionally certified as a result of a merger with Clemens College.

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

Index

On January 11, 2011, the DOE notified our Philadelphia campus that an on-site Program Review was scheduled to begin on January 31, 2011. The Program Review assessed the Philadelphia campus’s administration of Title IV, HEA programs for the 2009-10 and 2010-11 award years. The Program Review concluded on February 4, 2011. The DOE issued a Program Review Report dated February 24, 2011 containing two findings. The institution intends to respond to the report. No liabilities were asserted in the program review report.

On February 28, 2011, the DOE notified our Dayton campus that an on-site Program Review will begin on March 28, 2011 and that the Program Review will assess the institution’s administration of the Title IV, HEA programs in which it participates for the 2009-2010 and 2010-2011 award years.

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

Lenders and Guaranty Agencies. In 2010, six lenders provided funding to our schools under the FFEL program. Beginning in June 2009 and continuing through June 30, 2010, we began phasing out FFEL loans and moving all students to the Federal Direct Loan Program. By June 30, 2010, the FFEL program was completely phased out and all loans for the second half of the year were processed through the Federal Direct Loan Program.

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

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the Higher Education Act of 1965, as amended, and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2010, we derived approximately 83% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, student performances and outcomes, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

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

Congress may change the laws applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Political and budgetary concerns significantly affect Title IV programs. Congress periodically revises the Higher Education Act and other laws governing Title IV HEA Programs and annually determines the funding level for each Title IV Program. On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315 was enacted. The HEA reauthorized the Title IV programs through at least September 30, 2014. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through those programs could result in increased administrative costs and decreased profit margin.

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

The HELP Committee held several hearings in 2010 focusing on the proprietary education sector. In August 2010, the HELP Committee issued a wide-ranging request for information from thirty proprietary education entities, including our company. We responded to this request, and in February 2011 to a follow-up request, and intend to continue cooperating with the HELP Committee. The HELP Committee is expected to convene one or more additional hearings in 2011.

We cannot predict what if any legislation or other actions will be taken or proposed by the HELP Committee or Congress in response to the hearings, the requests for information from our company and other entities, or other activities of the Committee or Congress. Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those programs or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin. In addition, current requirements for student or school participation in Title IV programs may change or one or more of the present Title IV programs could be replaced by other programs with materially different student or school eligibility requirements. If we cannot comply with the provisions of the HEA, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

Index

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

The DOE published two NPRMs in the Federal Register in June 2010 and July 2010 which propose new regulations related to Title IV program integrity issues. The DOE issued final regulations on October 29, 2010 addressing each of these topics, except for regulations imposing additional eligibility requirements on educational programs subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. The topics covered in the final regulations published on October 29, 2010, which have a general effective date of July 1, 2011, include, but are not limited to: revisions to the incentive compensation rule, significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in the October 2010 final regulations also include a new federal definition of a “credit hour” for federal student aid purposes, which new definition may result in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs. The implementation of all of the October 2010 final regulations will require us to change our practices to comply with these requirements. The changes to our practices, or our inability to comply with the final regulations on or after their effective date, could have a material adverse effect on our business and results of operations.

The DOE has announced its intent to issue in early 2011 final regulations regarding gainful employment that would go into effect on July 1, 2012 and would apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation, which would include all of the Title IV-eligible educational programs at each of our institutions. The proposed gainful employment regulations in the July 2010 NPRM would, among other things, measure each educational program against threshold benchmarks in each of two categories: (1) an annual loan repayment rate and (2) an annual student debt measure comparing the median annual student loan payment by program to average annual earnings and to discretionary income. The various formulas are calculated under complex methodologies and definitions outlined in the proposed regulations, and would be based on data that may not be readily accessible to institutions. An educational program that does not achieve threshold rates in either or both category could (1) lose its Title IV eligibility, (2) be placed on restricted status, (3) be required to provide annual employer affirmations that the program aligns with recognized occupations at their businesses and that there are projected job vacancies or expected demand for those occupations at those businesses, (4) be subject to limits on enrollment of Title IV recipients, and/or (5) be required to provide disclosures and warnings to current and prospective students that they may have difficulty repaying loans obtained for attending that program. An institution with one or more ineligible programs or programs on restricted status would be subject to provisional certification.

The implementation of regulatory changes proposed in the July 2010 NPRM, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations. The regulations proposed in the July 2010 NPRM are not final regulations and remain subject to further review and change pending publication of the final regulations in the Federal Register. We are closely monitoring and continuing to evaluate the regulatory changes which result from the rulemaking process.

If we or our eligible institutions do not meet the financial responsibility standards prescribed by the DOE, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could significantly reduce our student population and revenues.

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

Index

The DOE has evaluated the financial responsibility requirements of our institutions on a consolidated basis. Based on our calculations, our 2010 and 2009 consolidated financial statements reflect a composite score for the Company of 1.8 and 2.0, respectively. However, our 2010 composite score is subject to confirmation by the DOE once it receives and reviews our audited financial statements for the 2010 fiscal year.

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. For a description of these criteria, see “Regulatory Environment – Administrative Capability.”

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the Federal Family Education Loan and Federal Direct Loan program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15%. Our Grand Prairie institution had a Federal Family Education Loan and Federal Direct Loan cohort default rate above 25% for the 2008 federal fiscal year. None of our institutions had a Federal Family Education Loan and Federal Direct Loan cohort default rate above 25% for the 2006 or 2007 federal fiscal years. Our Denver institution's Perkins Loan cohort default rate was 27.1% for students scheduled to begin repayment in the 2009-2010 federal award year.

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may, among other things:

•	Require the repayment of Title IV funds;
•	Impose a less favorable payment system for the institution's receipt of Title IV funds;
•	Place the institution on provisional certification status; or
•	Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding. A decrease in Title IV funding could adversely affect our revenue, as we received approximately 83% of our revenue (calculated based on cash receipts) from Title IV Programs in 2010, which would have a material adverse effect on our business and results of operations.

We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s current regulations establish twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule. On October 29, 2010, the DOE issued final rules effective July 1, 2011 that amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule. The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written. We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule. The implementation of the final regulations will require us to change our compensation practices and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations. If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

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

Index

Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If we are found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state.

The DOE published new regulations on October 29, 2010 with an effective date of July 1, 2011, that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. See “Regulatory Environment – State Authorization.” If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. However, under the final regulations, institutions unable to obtain state authorization in a state under the above requirements may request a one-year extension of the effective date of the regulation to July 1, 2012, and if necessary, an additional one-year extension of the effective date to July 1, 2013. To receive an extension of the effective date, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the regulations.

In addition, the new DOE rules also require institutions offering postsecondary education through distance education, such as online programs, to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state to meet any state requirements for it to be legally offering postsecondary distance education in that state. See “Regulatory Environment – State Authorization.” If we are unable to obtain the required approvals, our students in the affected schools or programs may be unable to receive Title IV funds which could have a material adverse effect on our business and operations.

A school also must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution, including achieving and maintaining stringent retention, completion and placement outcomes. Certain states require institutions to maintain accreditation as a condition of continued authorization to grant degrees. The Higher Education Act requires accrediting commissions recognized by the DOE to review and monitor many aspects of an institution's operations and to take appropriate disciplinary action when the institution fails to comply with the accrediting agency's standards. Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches.

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

We have calculated that, for our 2010 fiscal year, our institutions' 90/10 Rule percentages ranged from 62.1% to 96.9%. Our Dayton institution (consisting of a main campus and six additional locations) had a 90/10 Rule percentage of 96.9% and was our only institution with a 90/10 Rule percentage above 90%. For 2009 and 2008, none of our institutions derived more than 90% of their revenues from Title IV Programs. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL, increased. This loan limit increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits. The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions. During 2010, we have seen a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives. We believe that these reductions are due to increases in student loan limits available to students as well as an increase in Pell Grants. As a result, a greater percentage of students are able to finance their education entirely from financial aid sources. While this provides greater opportunities for our students, it also severely impacts our ability to comply with the 90/10 Rule. Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful. Moreover, the abovementioned relief from certain loan limit increases is scheduled to expire for loans received on or after July 1, 2011, and the abovementioned institutional loan relief is scheduled to expire for institutional loans made on or after July 1, 2012.

Index

If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, which could result in the acceleration of any indebtedness then outstanding under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations. If the relief from certain loan limit increases is not extended beyond its current June 30, 2011 expiration date and the institutional loan relief is not extended beyond its current July 1, 2012 expiration date, our institutions’ 90/10 Rule percentages would increase, which would adversely affect our institutions’ ability to comply with the 90/10 Rule.

Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year (two year ratio). An institution whose Federal Family Education Loan and Federal Direct Loan cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the Federal Family Education Loan, Federal Direct Loan, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose Federal Family Education Loan and Federal Direct Loan cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the Federal Family Education Loan and Federal Direct Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

The HEA has been amended by the Higher Education Opportunity Act, or HEOA, to provide for the calculation of an institution’s cohort default rate using a three year period, beginning with the cohort default rate for the 2009 federal fiscal year. Under the HEA reauthorization, an institution's cohort default rate is redefined to be based on the rate at which its former students default on their FFEL and FDL loans over a period of time that is one year longer than the period of time over which rates currently are calculated. As a result, most institutions' respective cohort default rates are expected to increase under the new provision, which first would apply to cohort default rates for the 2009 federal fiscal year. The DOE will not impose sanctions based on rates calculated under the new provision until three consecutive years have been calculated under the new method. Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates. The HEOA also increases the cohort default three-year threshold from 25% to 30% effective for three year cohort default rates issued beginning in federal fiscal year 2012.

On September 13, 2010 the DOE published the final cohort default rate for each of our institutions for the 2008 fiscal year which range from 4.1% to 26.3%. As a result, one of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for any of the federal fiscal years 2008, 2007 and 2006, the three most recent years for which the DOE has published such rates. See “Regulatory Environment – Student Default Rates.”

On February 14, 2011, the DOE issued draft two-year cohort default rates for the 2009 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2011.  The draft 2009 rates ranged from 10.6% to 35.7%.  Our Philadelphia, PA, Grand Prairie, TX, Melrose Park, IL, Denver, CO and Somerville, MA institutions had cohort default rates over 25%.  We plan to appeal our 2009 draft rates. If the final 2009 fiscal year cohort default rate for Grand Prairie is 25% or greater, then the rate would be the institution’s second consecutive fiscal year cohort default rate of 25% or greater.  None of the other four institutions with a draft 2009 rate of 25% or greater had a cohort default rate of 25% or greater for the 2008 fiscal year.

On February 4, 2011 the DOE released unofficial trial three-year cohort default rates for FY2008. These unofficial rates continue to be for information purposes only and are calculated using the abovementioned methodology for calculating three-year cohort default rates. No benefits or sanctions apply to these trial rates. In December 2009, the DOE issued an electronic announcement explaining the future changes to the methodology for calculating an institution’s cohort default rate based on defaults occurring over a three-year period, rather than a two-year period, and released unofficial trial three-year cohort default rates for the 2005, 2006, and 2007 federal fiscal years. The rates for our institutions under the new methodology ranged from 10.6% to 37.0% for the 2006 federal fiscal year, from 16.2% to 42.2% for the 2007 federal fiscal year and from 19.3% to 47.5% for the 2008 federal fiscal year. Our official cohort default rates for institutions for these same time periods as published by the DOE range from 0% to 19.3% for the 2006 federal fiscal year, from 0% to 22.9% for the 2007 federal fiscal year and from 4.1% to 26.3% for the 2008 federal fiscal year. The DOE stated in the electronic announcement that the publication of these rates is for informational purposes only and that no sanctions will be imposed based on these rates.

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

Issuance or sales of a substantial amount of our common stock could result in a change in control under the DOE standards, the standards of state education agencies, and/or the standards of certain institutional accrediting agencies, and could require each of our schools to apply for recertification for continued ability to participate in Title IV Programs and reaffirmation of their state authorizations and accreditations. The failure to obtain the required recertifications and reaffirmations could have a material adverse effect on our results of operations.

The DOE, most state education agencies and our accrediting commissions each have standards pertaining to a change in control of schools that are not uniform and are subject to interpretation by these respective agencies. A change in control under the definition of one of these agencies requires the affected school to reaffirm the applicable DOE approval, state authorization or accreditation. Each school that undergoes a change in control under the standards of the DOE must apply for recertification for continued ability to participate in Title IV Programs. Some agencies would require approval prior to a sale or disposition that would result in a change in control in order to maintain authorization or accreditation. The requirements to obtain such reaffirmation from the states and our accrediting commissions vary widely. See “Regulatory Environment – Change of Control.”

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

If we fail to apply for or obtain approvals from the DOE and applicable state education agencies and accrediting commissions, our institutions could lose their approval to participate in the Title IV programs, their accreditation, and their authority to operate in the applicable states, which would have a material adverse impact on our results of operation.

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

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2010, approximately 83% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees.

Index

In connection with the students' receipt of federal financial aid, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Title IV Programs, and the regulations issued thereafter by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the various federal student financial aid programs. The DOE has published new regulations, proposed other regulations, and may propose additional regulations in the future that are applicable to our institutions. Failure of an institution to comply with new or existing DOE regulations could result in sanctions that could have a material adverse effect on our business, including:
•	loss of eligibility to participate in Title IV programs;
•	requirement to repay Title IV funds and related costs to the DOE and lenders;
•
transfer of the institution to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, which would adversely affect the timing of the institution's receipt of Title IV funds;

•	requirement to post a letter of credit in favor of the DOE as a condition for continued Title IV certification;
•	requirement to provide timely information regarding certain oversight and financial events;
•	proceedings to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs;
•	an emergency action to suspend the institution's participation in Title IV programs without prior notice or a prior opportunity for a hearing;
•	denial or refusal to consider an institution's application for renewal of its certification to participate in Title IV programs; or
•	referral of a matter for possible civil or criminal investigation.

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

The growth rate of enrollment in degree-granting, postsecondary institutions over the next ten years is expected to be slower than in the prior ten years. Growth rates of online postsecondary education enrollment are also expected to be slower in future periods. In addition, the number of high school graduates eligible to enroll in degree-granting, postsecondary institutions is expected to fall before resuming a growth pattern for the foreseeable future. Although, as of December 31, 2010, only 22% of our students were enrolled in degree-granting programs (primarily at the associate's degree level), our strategy is to expand our degree granting offerings. In order to increase our current growth rates in degree granting programs, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of diploma or degree granting programs that we offer and seek to offer. Our failure to attract new students, or the decisions by prospective students to seek diploma or degree programs in other disciplines, would have an adverse impact on our future growth. Over the last three quarters, we have seen decreases in our enrollment growth due to, among other things, reducing the number of “ability to benefit” students admitted to our schools. We have identified “ability to benefit” students as a high risk due to their greater likelihood to leave school prior to graduating and subsequently default on their loans, and we have reduced the number of “ability to benefit” students we will admit. These changes to our business model are expected to decrease our enrollments and our revenue and cause pressure on our margins as we strive to bring those students to below 10% of our population over the next two years.

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

Index

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

We may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, or other events in one or more of the geographic areas in which we operate. These events could cause us to close schools temporarily or permanently and could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

Index

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

The awareness of our programs among high school graduates and working adults looking to return to school is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase our revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

•	Student dissatisfaction with our programs and services;
•	Diminished access to high school student populations;
•	Our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and
•	Our inability to maintain relationships with automotive, diesel, healthcare, skilled trades, IT and hospitality services manufacturers, suppliers and employers.

If students fail to pay their outstanding balances, our profitability will be adversely affected.

We offer a variety of payment plans to help students pay the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. As a result of SLM Financial Corporation’s, or SLM, tiered discount loan program termination, effective February 18, 2008, our internal gap financing between Title IV and tuition has increased. Although we have reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability.

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

Our total assets reflect substantial intangible assets. At December 31, 2010, goodwill and identified intangibles, net, represented approximately 27.0% of total assets. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units.

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

As of December 31, 2010, we operated 45 campuses in 17 states. 19 of those schools are located in the states of New Jersey, Connecticut and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey, Connecticut or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey, Connecticut and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

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

In 2010, six lenders provided funding to our schools under the FFEL program. Beginning in June 2009 and continuing through June 30, 2010, we began phasing out FFEL loans and moving all students to the Federal Direct Loan Program. By June 30, 2010, the FFEL program was completely phased out and all loans for the second half of the year were processed through the Federal Direct Loan Program.

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

In addition, any actions by the U.S. Congress or by states that significantly reduce funding for Title IV Programs or other student financial assistance programs, or the ability of our students to participate in these programs, or establish different or more stringent requirements for our schools to participate in those programs, could have a material adverse effect on our student population, results of operations and cash flows.

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

Index

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

We believe that many students pursue postsecondary education to be more competitive in the job market. However, the current economic recession has adversely affected job markets and a protracted economic slowdown could further increase unemployment and diminish job prospects and placement rates. Our placement rates declined in 2009 compared to 2008, and further diminished job prospects and placement rates and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. As a result, our enrollment and operating performance could suffer. The recent weakness in the job markets could also affect the prospects for long-term job growth, and there can be no assurance that the growth projected by the U.S. Bureau of Labor Statistics through 2016 will materialize.

In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which could negatively impact the cohort default rates of our institutions. Our 2007 cohort default rates at our institutions, including BRI and BAR, as reported by the DOE range from 0% to 22.9%. Our 2008 cohort default rates as reported by the DOE range from 4.1% to 26.3%, and were higher than the 2007 cohort default rates for most of our schools, and the weakness in the economy could continue to increase default rates. For information regarding the historical default rates for our schools, see "Business—Regulatory Environment—Federal Family Education Loan Program" in this Annual Report. An increase in our cohort default rates in excess of specified levels could cause our institutions to lose their eligibility to participate in some or all Title IV Programs which could have a material adverse effect on our operations. See “Risk Factors—Risks Related to Our Industry. Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues" in this Annual Report on Form 10-K.

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

As of December 31, 2010, we leased all of our facilities, except for our campuses in West Palm Beach, Florida, Nashville, Tennessee, Grand Prairie, Texas, Cincinnati (Tri-County), Ohio, and Suffield, Connecticut, all of which we own. Additionally we own a building in Denver, Colorado which will be occupied by our existing Denver, Colorado school once construction is complete. Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and Grand Prairie, Texas) were also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2010, all of our existing leases expire between June 2011 and October 2032.

The following table provides information relating to our facilities as of December 31, 2010, including our corporate office:

Location	Brand	Approximate Square Footage
Henderson, Nevada	Euphoria Institute	18,000
Las Vegas, Nevada	Euphoria Institute	19,000
North Las Vegas, Nevada	Euphoria Institute	12,000
Henderson, Nevada	Lincoln College of New England	7,000
Southington, Connecticut	Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado*	Lincoln College of Technology	290,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
West Palm Beach, Florida	Lincoln College of Technology	117,000
Suffield, Connecticut	Lincoln College of New England and Lincoln Technical Institute	132,000
Hartford, Connecticut	Lincoln College of New England and Lincoln Technical Institute	367,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
Cromwell, Connecticut	Lincoln Technical Institute	12,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Fern Park, Florida	Lincoln Technical Institute	46,000
Hamden, Connecticut	Lincoln Technical Institute	14,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	21,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	36,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute	42,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	48,000
Seminole, Florida	Lincoln Technical Institute	13,000
Union, New Jersey	Lincoln Technical Institute	56,000

Index

Properties Continued

Location	Brand	Approximate Square Footage
Nashville, Tennessee	Nashville Auto-Diesel College	278,000
Cincinnati (Tri-County), Ohio	Lincoln College of Technology	38,000
Cincinnati, Ohio	Lincoln College of Technology	23,000
Dayton, Ohio	Lincoln College of Technology	27,000
Florence, Kentucky	Lincoln College of Technology	22,000
Franklin, Ohio	Lincoln College of Technology	14,000
Toledo, Ohio	Lincoln College of Technology	28,000
Columbus, Ohio	Lincoln College of Technology	21,000
Cleveland, Ohio	Lincoln College of Technology	25,000
West Orange, New Jersey	Corporate Office	52,000
*Denver, Colorado includes 212,000 square feet of space which we purchased in December 2009.

We believe that our facilities are suitable for their present intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

We and several executive officers have been named as defendants in two purported securities class action lawsuits. The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that we and the other defendants made false and misleading statements and failed to disclose material adverse facts about our business and prospects in violation of federal securities laws. The plaintiff seeks damages for the purported class. The complaints were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al. On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff. A consolidated amended complaint was filed on February 14, 2011, to which defendants must answer or otherwise respond by April 15, 2011.

Certain of the Company’s executive officers and directors have also been named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, is captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, is captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, is captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints allege that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On March 3, 2011, the Court entered an order staying the Schweertmann action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  Defendants in the Lehner action have until March 24, 2011 to answer or otherwise respond to the complaint.  Defendants in the Lloyd action have not yet been served.

Based on our initial review of the complaints, we believe the lawsuits are without merit and intend to vigorously defend against them.

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock
Our common stock is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Select Market, for the periods indicated and the cash dividends per share declared on our common stock:

Index

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2010
First Quarter	$28.10	$19.10	$-
Second Quarter	$27.94	$20.59	$-
Third Quarter	$21.55	$10.31	$-
Fourth Quarter	$16.77	$12.07	$0.25

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2009
First Quarter	$18.32	$10.88	$-
Second Quarter	$20.93	$14.49	$-
Third Quarter	$23.50	$18.44	$-
Fourth Quarter	$24.49	$19.66	$-

On March 9, 2011, the last reported sale price of our common stock on the Nasdaq Global Select Market was $16.51 per share. As of March 9, 2011, based on the information provided by Continental Stock Transfer & Trust Company, there were approximately 30 stockholders of record of our common stock.

Dividend Policy

We declared a $1.00 dividend for the first time in November 2010, to be paid quarterly. We paid $0.25 of this $1.00 dividend on December 31, 2010. While we intend to continue paying dividends for the foreseeable future, our payment of dividends is subject to the discretion of our board of directors. Economic conditions may result in the termination of, or in changes in the timing and amount of, our payment of dividends, our results of operations, financial condition, cash requirements and, future prospects and other factors deemed relevant to the board of directors.

Purchases of Equity Securities

During the fourth quarter of 2010, we repurchased 5,307 shares of our common stock at an average price of $16.77 per share. The following table presents repurchases during each month for the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Maximum Number of Shares That May Yet Be Purchased

October 1, 2010 -- October 31, 2010	--	--	--	N/A
November 1, 2010 -- November 30, 2010	--	--	--	N/A
December 1, 2010 -- December 31, 2010	5,307	$16.77	5,307	N/A
Total	5,307	$16.77	5,307	N/A

Index

Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock during the period from June 23, 2005 (the date on which our common stock first traded on the Nasdaq Global Market) through December 31, 2010 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on June 23, 2005, and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporates it by reference into a filing.

Stock Performance Graph
(1/3/06 - 12/31/10)
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/3/2006
12/29/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
LINC
Peer Group
S&P 500
Russell 2000

\

Companies in the Peer Group include Apollo Group, Inc., Corinthian Colleges, Inc., Career Education Corp., DeVry, Inc., ITT Educational Services, Inc., Strayer Education, Inc. and Universal Technical Institute, Inc.

Index

Securities Authorized for Issuance under Equity Compensation Plans

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2010 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	720,940	$14.59	715,184
Equity compensation plans not approved by security holders	-	-	-
Total	720,940	$14.59	715,184

Index

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included in Part II. Item 8 of this filing. The selected historical consolidated statement of income data for each of the years in the three-year period ended December 31, 2010 and historical consolidated balance sheet data at December 31, 2010 and 2009 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report Form 10-K. The selected historical consolidated statements of income data for the fiscal years ended December 31, 2007 and 2006 and historical consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial information not included in this Annual Report Form 10-K. Our historical results are not necessarily indicative of our future results.

	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Income Data, Year Ended December 31:
Revenue	$639,494	$552,536	$376,907	$327,774	$310,630
Cost and expenses:
Educational services and facilities	239,738	211,295	153,530	139,500	129,311
Selling, general and administrative (1)	270,879	252,673	187,722	162,396	151,136
(Gain) loss on sale of assets	(8)	35	80	(15)	(435)
Impairment of goodwill	6,244	215	-	-	-
Total costs and expenses	516,853	464,218	341,332	301,881	280,012
Operating income	122,641	88,318	35,575	25,893	30,618
Other:
Interest income	30	29	113	180	981
Interest expense	(4,533)	(4,275)	(2,152)	(2,341)	(2,291)
Other income (loss)	45	35	-	27	(132)
Income from continuing operations before income taxes	118,183	84,107	33,536	23,759	29,176
Provision for income taxes	48,452	34,868	13,341	9,932	12,092
Income from continuing operations	69,731	49,239	20,195	13,827	17,084
Loss from discontinued operations, net of income taxes	-	-	-	(5,487)	(1,532)
Net income	$69,731	$49,239	$20,195	$8,340	$15,552
Basic
Earnings per share from continuing operations	$2.86	$1.87	$0.80	$0.54	$0.67
Loss per share from discontinued operations	-	-	-	(0.21)	(0.06)
Net income per share	$2.86	$1.87	$0.80	$0.33	$0.61
Diluted
Earnings per share from continuing operations	$2.79	$1.82	$0.78	$0.53	$0.65
Loss per share from discontinued operations	-	-	-	(0.21)	(0.05)
Net income per share	$2.79	$1.82	$0.78	$0.32	$0.60
Weighted average number of common shares outstanding:
Basic	24,418	26,337	25,308	25,479	25,336
Diluted	25,024	27,095	25,984	26,090	26,086
Other Data:
Capital expenditures	$42,352	$24,018	$20,166	$24,766	$19,341
Depreciation and amortization from continuing operations	26,218	24,240	17,920	15,111	13,829
Number of campuses	45	43	36	34	34
Average student population	31,535	27,808	20,006	17,687	17,397
Cash dividend declared per common share	1.00	-	-	-	-
Balance Sheet Data, At December 31:
Cash and cash equivalents	$65,995	$46,076	$15,234	$3,502	$6,461
Working (deficit) capital (2)	(4,176)	4,494	(19,840)	(17,952)	(20,943)
Total assets	412,822	388,368	268,042	246,183	226,216
Total debt (3)	56,945	57,328	10,174	15,378	9,860
Total stockholders' equity	222,485	218,636	174,949	162,467	151,783

Index

(1)      Selling, general and administrative expenses include (a) $0.9 million of re-branding cost for the year ended December 31, 2006, and (b) $1.4 million and $0.9 million of acquisition costs incurred during the year ended December 31, 2009 and 2008, respectively, in connection with the acquisition of BAR which was completed on January 20, 2009.

(2)      Working (deficit) capital is defined as current assets less current liabilities.

(3)      Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2010 incurred in connection with a sale-leaseback transaction as further described in Note 8 to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.

Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the “Selected Financial Data,” “Forward Looking Statements” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors,” “Forward Looking Statements” and elsewhere in this Annual Report Form 10-K.

GENERAL

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2010, we enrolled 29,221 students at our 45 campuses across 17 states. Of those schools, 19 are located in the states of New Jersey, Connecticut and Pennsylvania. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination schools attract students from across the United States, and in some cases, from abroad.

From 1999 through 2009, we increased our geographic footprint by adding 26 additional schools through our acquisitions of: Denver Automotive & Diesel College in 2000 (one school), Career Education Institute in 2001 (two schools), Nashville Auto-Diesel College in 2003 (one school), Southwestern College in 2004 (five schools), New England Technical Institute in 2005 (four schools), Euphoria Institute of Beauty Arts and Sciences in 2005 (two schools), New England Institute of Technology at Palm Beach, Inc. in 2006 (two schools), BRI in 2008 (one school) and BAR in 2009 (seven schools). Our campuses, a majority of which serve major metropolitan markets, are located throughout the United States. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are either nationally or regionally accredited and are eligible to participate in federal financial aid programs.

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

Tuition varies by school and by program and on average we increase tuition once a year by 3% to 5%. Our ability to raise tuition is influenced by the demand for our programs, by the rate of tuition increase at other post-secondary schools and by regulatory requirements. If historical trends continue, we expect to be able to continue to raise tuition annually at comparable rates.

Historically our revenue has grown as a result of strategic acquisitions coupled with organic growth. Our revenues increased 15.7% in 2010 and 46.6% in 2009 over the prior years as we grew from 34 campuses at December 31, 2007 to 45 campuses at December 31, 2010. Our average student population increased from 27,808 for the year ended December 31, 2009 to 31,535 for the year ended December 31, 2010. The DOE has proposed regulations that place a greater focus on student outcomes. Specifically, these regulations are intended to ensure that students' debt levels can be serviced with the salary levels they can obtain after graduation and, consequently, that students are able to repay their government loans. The proposed regulations have resulted in our admissions becoming more selective. We have identified “ability to benefit” students as a high risk due to their greater likelihood to drop out and subsequently default on their loans, and we have reduced the number of “ability to benefit” students we will admit. These changes to our business model are expected to decrease our enrollments and our revenues and cause pressure on our margins as we strive to bring those students to below 10% of our population over the next two years.

Our operating expenses, while a function of our revenue growth, contain a high fixed cost component. Our educational services and facilities expenses as a percentage of revenues decreased to 37.5% in 2010 from 38.3% in 2009 and 40.7% in 2008, and selling, general and administrative expenses decreased as a percentage of revenue to 42.5% in 2010 from 45.7% in 2009 and 49.9% in 2008. The revenue increases we have experienced over the last several years have produced meaningful leverage and operating margins. As our enrollment declines, we expect that these expenses will increase as a percentage of revenue due to lower utilization at our schools.

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our diploma/certificate programs range from 22 to 105 weeks, our associate’s degree programs range from 48 to 104 weeks, and our bachelor’s degree programs range from 154 to 284 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs. As more of our schools receive approval to offer associate’s degree and bachelor’s degree programs, which are longer than our diploma degree programs, we would expect our average enrollment and the average length of stay of our students to increase.

Index

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 83% of our cash receipts relating to revenues in 2010.

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

We entered into a tiered discount loan program agreement, effective September 1, 2007, with SLM Financial Corporation, or SLM, to provide up to $16.0 million of private non-recourse loans to qualifying students. Under this agreement, we were required to pay SLM either 20% or 30% of all loans disbursed, depending on each student borrower’s credit score. We were billed at the beginning of each month based on loans disbursed during the prior month. For the year ended December 31, 2008, $0.5 million of loans were disbursed, resulting in a $0.1 million loss on sale of receivables. Loss on sale of receivables is included in selling, general and administrative expenses in our financial statements.

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

SLM’s termination of its tiered discount loan program had a limited impact on our business. Our current expectations are that students will continue to have access to funding either through alternative lenders or through our own internal financing.

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. We believe that these risks are however somewhat mitigated due to:

•	Annual federal Title IV loan limits, including grants have increased. Title IV funds represented 83% of our 2010 revenue on a cash basis;
•
Our internal financing is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate;

•	Funding for students who interrupt their education is typically covered by Title IV funds as long as they have been properly packaged for financial aid; and
•	We have an excellent collection history with our graduates. Historically, 86% of all of our graduates have repaid their balances in full.

For the year ended December 31, 2010, approximately 83% of our revenue on a cash basis was derived from Title IV funds, approximately 9% was derived from state grants and cash payments made by students, and approximately 1% was funded under third-party private loan programs. For the year ended December 31, 2009, approximately 81% of our revenue on a cash basis was derived from Title IV funds, approximately 10% was derived from state grants and cash payments made by students, and approximately 3% was funded under third-party private loan programs, which included SLM programs. The credit crisis that has impacted the financial markets has had a limited impact on our ability to finance our creditworthy students. However, no assurance can be given that the worsening of the current economic downturn or tightening of the credit markets would not have a negative impact on our ability to continue to finance our creditworthy students. We have several alternative lenders that will provide private party loans to creditworthy students. In addition, commencing in late 2007, we decided to assist students in financing the gap in student tuition for which students are unable to obtain third-party financing. As of December 31, 2010, we had outstanding loan commitments to our students of $17.3 million as compared to $28.9 million at December 31, 2009. Loan commitments, net of interest that would be due on the loans through maturity, were $15.4 million at December 31, 2010 as compared to $20.5 million at December 31, 2009. Commitments at December 31, 2010 represented an average commitment balance, including interest of approximately $5,800.

Index

Our bad debt expense as a percentage of revenue decreased to 6.1% for 2010 from 6.7% in 2009, such amount was 5.7% in 2008. The decrease in 2010 as compared to 2009 was attributable to improved cash collections as well as our continuing efforts to further centralize the administration of our financial aid department. This decrease was attributable to several factors, including:
•
a decrease in student starts of 0.9% for the year allowed our financial aid representatives to spend more time with each student and ensure more timely financial aid packaging and draw down of financial aid; and

•	annual Title IV received increased to 83% in 2010 from 81% in 2009. The increase in federal aid resulted in less accounts receivable defaulting from other sources.

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

Based on audited financial statements for the 2010, 2009 and 2008 fiscal years our calculations resulted in a composite score of 1.8, 2.0 and 1.8, respectively.

The operating expenses associated with an existing school do not increase or decrease proportionally as the number of students enrolled at the school increases or decreases. We categorize our operating expenses as;

•
Educational services and facilities. Major components of educational services and facilities expenses include faculty compensation and benefits, expenses of books and tools, facility rent, maintenance, utilities, depreciation and amortization of property and equipment used in the provision of education services and other costs directly associated with teaching our programs and providing educational services to our students.

•
Selling, general and administrative. Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services (such as executive management and school management, finance and central accounting, legal, human resources and business development), marketing and student enrollment expenses (including compensation and benefits of personnel employed in sales and marketing and student admissions), costs to develop curriculum, costs of professional services, bad debt expense, rent for our corporate headquarters, depreciation and amortization of property and equipment that is not used in the provision of educational services and other costs that are incidental to our operations. All marketing and student enrollment expenses are recognized in the period incurred.

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

Index

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2010, 2009 and 2008 was 6.1%, 6.7% and 5.7%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2010, 2009 and 2008 would have resulted in an increase in bad debt expense of $6.4 million, $5.5 million and $3.8 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students and our loan commitments. Our loan commitments to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition. We only extend credit to the extent there is a financing gap between the tuition charged for the program and the amount of grants, loans and parental loans each student receives. Each student’s funding requirements are unique. Factors that determine the amount of aid available to a student are student status (whether they are dependent or independent students), Pell grants awarded, Plus loans awarded or denied to parents and family contributions. As a result, it is extremely difficult to predict the number of students that will need us to extend credit to them. Our tuition increases have ranged historically from 3% to 5% annually and have not meaningfully impacted overall funding requirements, since the amount of financial aid funding available to students in recent years has increased at greater rates than our tuition increases.

We reserve for bad debt based upon our experience and judgment. In establishing our reserve, we consider, among other things, current and expected economic conditions, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments, and overall collection history. Our analysis is updated quarterly to ensure that our reserves are aligned with current market conditions. Changes in trends in any of these areas may impact bad debt expense.

Index

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

Goodwill represents a significant portion of our total assets. As of December 31, 2010, goodwill was approximately $106.7 million, or 25.8%, of our total assets.

We test our goodwill for impairment using a two-step approach. The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value. If necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value.

At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units. At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $215,000 existed for one of our reporting units. No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value. At December 31, 2008, we tested our goodwill and determined we did not have an impairment.

Stock-based compensation. We currently account for stock-based employee compensation arrangements by using the Black-Scholes valuation model and utilize straight-line amortization of compensation expense over the requisite service period of the grant. We make an estimate of expected forfeitures at the time options are granted.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2010, 2009, and 2008 were $8.48, $8.75, and $6.69, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2010	2009	2008
Expected volatility	45.00%	51.95%	57.23%
Expected dividend yield	0%	0%	0%
Expected life (term)	4.82 years	4.8-6 Years	6 Years
Risk-free interest rate	1.95%	2.29-2.36%	2.76-3.29%
Weighted-average exercise price during the year	$20.78	$18.48	$11.97

The expected volatility considers the volatility of our common stock that has been traded for a period commensurate with the expected life. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is 0% because at the time the options were granted we had not intended to declare or pay dividends on our common stock.

Index

Results of Continuing Operations for the Three Years Ended December 31, 2010

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	37.5%	38.3%	40.7%
Selling, general and administrative	42.3%	45.7%	49.9%
Impairment of goodwill	1.0%	0.0%	0.0%
Total costs and expenses	80.8%	84.0%	90.6%
Operating income	19.2%	16.0%	9.4%
Interest expense, net	-0.7%	-0.8%	-0.6%
Other income	0.0%	0.0%	0.0%
Income from continuing operations before income taxes	18.5%	15.2%	8.8%
Provision for income taxes	7.6%	6.3%	3.5%
Income from continuing operations	10.9%	8.9%	5.3%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Revenue increased by $87.0 million, or 15.7%, to $639.5 million for 2010 from $552.5 million for 2009. The increase in revenue was primarily attributable to a 13.4% increase in average student population, which increased to 31,535 for the year ended December 31, 2010 from 27,808 for the year ended December 31, 2009. Average revenue per student increased 2.1% for the year ended December 31, 2010 from the year ended December 31, 2009, primarily from tuition increases which ranged from 3% to 5% annually offset by shifts in program mix.

Educational services and facilities expenses. Our educational services and facilities expenses increased by $28.4 million, or 13.5%, to $239.7 million for the year ended December 31, 2010 from $211.3 million for the year ended December 31, 2009. The increase in educational services and facilities expenses was primarily due to instructional expenses, which increased by $21.6 million, or 20.2%, and books and tools expenses, which increased by $1.0 million, or 2.8%, respectively, over 2009. The increase in instructional expenses resulted from increases in our instructional staff and compensation and general instructional tools and materials necessary to serve a larger student population, as well as higher tool sales during the year ended December 31, 2010 compared to 2009. We began 2010 with approximately 7,670 more students than at the start of 2009. Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $5.9 million over 2009. The most significant increase resulted from facility expansions and related expenses including rent, utilities and property taxes. Educational services and facilities expenses as a percentage of revenues decreased to 37.5% for the year ended December 31, 2010 from 38.3% for the year ended December 31, 2009.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the year ended December 31, 2010 were $270.9 million, an increase of $18.2 million, or 7.2%, from $252.7 million for the year ended December 31, 2009. The increase was primarily due to: (a) a $13.5 million, or 15.5%, increase in sales and marketing; (b) a $4.3 million, or 19.5%, increase in student services, and (c) a $0.5 million, or 0.3%, increase in administrative expenses as compared to 2009.

The increase in sales and marketing expense during the year ended December 31, 2010 as compared to 2009 was primarily due to annual compensation increases for admissions personnel and an increased number of admissions personnel in order to facilitate our growth. In addition, we continued to invest in marketing initiatives in an effort to continue to increase our student population.

The increase in student services was primarily the result of an addition of approximately 100 employees within the career services, default management and financial aid departments throughout 2010. We increased our career services personnel to further assist our students with their job placement efforts as a result of a continuingly challenging job market. The current economic environment has also resulted in increases in our cohort default rates. As a result, we added default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students remain current in their loan payments. We also increased the number of personnel in our financial aid department in an effort to improve the timing of our financial aid processing.

The increase in administrative expenses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to a $2.1 million increase in bad debt expense and a $3.3 million increase in software maintenance in connection with our student management system as well as the costs associated with a new financial accounting system. These higher expenses were partially offset by decreased expenses in 2010 compared to 2009. Expenses in 2009 included (a) $1.9 million in incentive compensation; (b) $1.4 million of acquisition costs in connection with our acquisition of BAR on January 20, 2009; and (c) expenses incurred in connection with a sale of stock by our largest shareholder. As a percentage of revenues, selling, general and administrative expenses for the year ended December 31, 2010 decreased to 42.3% from 45.7% for the year ended December 31, 2009.

Index

For the year ended December 31, 2010, our bad debt expense as a percentage of revenue was 6.1% as compared to 6.7% for 2009. This decrease was primarily a result of improved cash collections as well as our continuing efforts to further centralize the administration of our financial aid department. Our number of days revenue outstanding for the year ended December 31, 2010 were 23.1 days, compared to 28.3 days for the year ended December 31, 2009. As of December 31, 2010, we had outstanding loan commitments to our students of $17.3 million as compared to $28.9 million at December 31, 2009. Loan commitments, net of interest that would be due on the loans through maturity, were $15.4 million at December 31, 2010 as compared to $20.5 million at December 31, 2009.

Impairment of goodwill. At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units.

Net interest expense. Our net interest expense for the year ended December 31, 2010 was $4.5 million, an increase of $0.3 million, from $4.2 million for the same period in 2009. This increase was attributable to higher interest rate on the unused portion of our credit facility, effective December 1, 2009, which increased $15.0 million from our prior credit facility agreement.

Income taxes. Our provision for income taxes for the year ended December 31, 2010 was $48.5 million, or 41.0% of pretax income, compared to $34.9 million, or 41.5% of pretax income for the year ended December 31, 2009. The decrease in our effective tax rate for the year ended December 31, 2010 was primarily attributable to shifts in state taxable income among various states partially offset by a nondeductible goodwill impairment charge.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Revenue increased by $175.6 million, or 46.6%, to $552.5 million for 2009 from $376.9 million for 2008. Approximately $57.0 million of this increase was a result of our acquisitions of BRI on December 1, 2008, six of the seven schools comprising BAR on January 20, 2009 and Clemens on April 20, 2009, which we refer to collectively as the “Acquisitions”. The remainder of the increase in revenue was primarily attributable to a 26.5% increase in average student population, which increased to 25,277 for the year ended December 31, 2009 from 19,983 for the year ended December 31, 2008. Average revenue per student on a same school basis increased 4.0% for the year ended December 31, 2009 from the year ended December 31, 2008, primarily from tuition increases which ranged from 3% to 5% annually and from a shift from lower to higher tuition programs.

Educational services and facilities expenses. Our educational services and facilities expenses increased by $57.8 million, or 37.6%, to $211.3 million for the year ended December 31, 2009 from $153.5 million for the year ended December 31, 2008. The Acquisitions accounted for $32.0 million of this increase. The remainder of the increase in educational services and facilities expenses was primarily due to instructional expenses, which increased by $15.3 million, or 19.2%, and books and tools expenses, which increased by $7.2 million, or 34.2%, respectively, over 2008. These increases were attributable to a 26.7% increase in student starts for the year ended December 31, 2009 as compared to 2008 coupled with a 26.5% increase in average student population and higher tool sales during the year ended December 31, 2009 compared to 2008. On a same school basis, we began 2009 with approximately 3,000 more students than we had on January 1, 2008, and as of December 31, 2009, our population on a same school basis was approximately 5,300 higher than as of December 31, 2008. Also contributing to the increase in educational services and facilities expenses were higher facilities expenses, which increased by approximately $3.2 million over 2008. Educational services and facilities expenses as a percentage of revenues decreased to 38.3% from 40.7% for the year ended December 31, 2009 compared to 2008.

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

For the year ended December 31, 2009, including the Acquisitions, our bad debt expense as a percentage of revenue was 6.7% as compared to 5.7% for 2008. This increase was primarily attributable to a slight deterioration in the performance of our loan portfolio, due to the current economic environment. During 2009, we considered the current economic environment which has produced high unemployment rates and concluded to increase our reserve on graduate receivables to 17% from 10% in 2008. Our number of days revenue outstanding for the fourth quarter of 2009 were 25.0 days, compared to 22.4 days for the fourth quarter of 2008. As of December 31, 2009, we had outstanding loan commitments to our students of $28.9 million as compared to $24.0 million at December 31, 2008. Loan commitments, net of interest that would be due on the loans through maturity, were $20.5 million at December 31, 2009 as compared to $16.5 million at December 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2010:

	Cash Flow Summary
	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$114,464	$73,169	$54,176
Net cash used in investing activities	$(42,111)	$(51,593)	$(31,205)
Net cash (used in) provided by financing activities	$(52,434)	$9,266	$(11,239)

As of December 31, 2010, we had cash and cash equivalents of $66.0 million, representing an increase of approximately $19.9 million as compared to $46.1 million as of December 31, 2009. During the first quarter of 2010, we repaid $20.0 million outstanding under our credit facility. During the fourth quarter of 2010, we borrowed $20.0 million, which was subsequently repaid in January 2011. During 2010, we used cash generated from operations to make $42.4 million in capital expenditures, repurchase $50.1 million of our common stock and pay dividends of $5.6 million. Historically, we have financed our operating activities and organic growth primarily through cash generated from operations. We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations. We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated from operations, existing cash balances and, if necessary, borrowings under our credit facility. In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows. However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At December 31, 2010, we had net borrowings available under our $115 million credit agreement of approximately $93.1 million, including a $23.1 million sub-limit on letters of credit. The credit agreement matures on December 1, 2012.

Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 83% of our cash receipts relating to revenues in 2010. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our programs range from 22 to 284 weeks. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

Index

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Operating Activities

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009. Net cash provided by operating activities was $114.5 million for the year ended December 31, 2010 as compared to $73.2 million for the year ended December 31, 2009. The $41.3 million increase in net cash provided by operating activities was driven by an increase in net income of approximately $20.5 million and by a decrease in net accounts receivable of $14.3 million. This decrease is representative of a decrease in days revenue outstanding to 23.1 days for 2010 from 28.3 days for 2009. The decrease in days revenue outstanding was attributable to our continuing efforts to further centralize the administration of our financial aid department and improved cash collections. The remainder of the increase was attributable to cash provided by other working capital items.

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

The increase in loans to our students adversely impacted our accounts receivable, our allowance for doubtful accounts and our cash flow from operations. Although we reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability and can have an adverse impact on the results of our operations.

Investing Activities

Our cash used in investing activities during 2010 was primarily related to capital expenditures of $42.4 million. Our capital expenditures included facility expansion, leasehold improvements, including classrooms renovations, furniture and shop training equipment, and the purchase of our Suffield, Connecticut campus as well the continuing construction of our new Denver, Colorado campus. On January 20, 2009 and April 20, 2009, we acquired the schools comprising BAR for approximately $27.6 million in cash, net of cash acquired. On December 1, 2008 we acquired all the rights, title and interest in the assets of BRI for $10.6 million in cash, net of cash acquired.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Cincinnati (Tri-County), Ohio; and Suffield, Connecticut. In addition, we purchased a building in Denver, Colorado in 2009 which will be occupied by our existing Denver, Colorado campus once construction is complete during the third quarter of 2011. As we execute our growth strategy, strategic acquisitions of campuses may be considered. In addition, although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt or issue additional debt or equity securities.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009. Net cash used in investing activities decreased $9.5 million to $42.1 million for the year ended December 31, 2010 from $51.6 million for the year ended December 31, 2009. This decrease was primarily attributable to a $27.6 million decrease in cash used in acquisitions offset by $18.3 million increase in capital expenditures for the year ended December 31, 2010 from the year ended December 31, 2009. Our capital expenditures primarily resulted from facility expansion, leasehold improvements, and investments in classroom and shop technology.

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

Financing Activities

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009. Net cash used in financing activities was $52.4 million for the year ended December 31, 2010, as compared to net cash provided by financing activities of $9.3 million for the year ended December 31, 2009. The decrease of $61.7 million was primarily attributable to (a) $20.0 million of net proceeds received under our credit facility in 2009; (b) additional repurchase of $23.9 million of our common stock during 2010 over 2009; (c) $5.6 million of dividends paid during the fourth quarter of 2010; and (d) $14.9 million of net proceeds received from our issuance of our common stock in 2009; which were offset by $1.9 million of stock options proceeds and related tax benefits for 2010 over 2009.

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement. The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%. Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option. Swing line loans will bear interest at the Base Rate plus the applicable margin rate. Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit. At December 31, 2010, we had outstanding letters of credit aggregating $1.9 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

The credit agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type. In addition, we are paying fees to the lenders that are customary for facilities of this type. As of December 31, 2010, the Company was in compliance with the financial covenants contained in the credit agreement.

Index

	As of December 31,
	2010	2009
Credit agreement	$20,000	$20,000
Finance obligation	9,672	9,672
Note payable	-	11
Capital lease-property (with a rate of 8.0%)	26,986	27,202
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	287	443
Subtotal	56,945	57,328
Less current maturities	(437)	(383)
Total long-term debt	$56,508	$56,945

We believe that our cash flow from operations and borrowings available under our credit agreement will provide us with adequate resources for our ongoing operations through 2011 and our currently identified and planned capital expenditures.

Climate Change

Climate change has not had and is not expected to have a significant effect on our operations.

Contractual Obligations

Long-Term Debt and Lease Commitments. As of December 31, 2010, our long-term debt consisted of amounts borrowed under our credit agreement, the finance obligation in connection with our sale-leaseback transaction in 2001, notes payable, and amounts due under capital lease obligations. We lease offices, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement (including interest)	$20,002	$-	$20,002	$-	$-
Capital leases (including interest)	58,498	2,823	5,117	5,007	45,551
Uncertain income taxes	100	100	-	-	-
Operating leases	188,132	23,063	45,114	40,039	79,916
Rent on finance obligation	8,564	1,427	2,855	2,855	1,427
Total contractual cash obligations	$275,296	$27,413	$73,088	$47,901	$126,894

Capital Expenditures. We have entered into commitments to expand or renovate campuses. These commitments are in the range of $12.0 to $15.0 million in the aggregate and are due within the next 12 months. We expect to fund these commitments from cash generated from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2010, except for our letters of credit of $1.9 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

RELATED PARTY TRANSACTIONS

On December 9, 2010, we purchased 5,307 shares of our common stock from our Executive Chairman in connection with his exercise of 60,000 stock options on the same date.

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

We are exposed to certain market risks as part of our on-going business operations. We have a credit agreement with a syndicate of banks. Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 4.75% (as calculated in the credit agreement) as of December 31, 2010. As of December 31, 2010, we had $20.0 million outstanding under our credit agreement.

Based on our outstanding debt balance as of December 31, 2010, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or less than $0.01 per basic share, on an annual basis. Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 on this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2010, have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report included in this Form 10-K that follows.

/s/ Shaun McAlmont
Shaun McAlmont
President and Chief Executive Officer
March 14, 2011

/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
March 14, 2011

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Index

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

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

4.2
Assumption Agreement and First Amendment to Management Stockholders Agreement, dated as of December 20, 2007, by and among Lincoln Educational Services Corporation, Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Management Investors parties therein (3).

4.3	Registration Rights Agreement, dated as of June 27, 2005, between the Company and Back to School Acquisition, L.L.C. (2).

4.4	Specimen Stock Certificate evidencing shares of common stock (1).

10.1
Credit Agreement, dated as of December 1, 2009, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (5).

10.2	Consulting Agreement, dated December 9, 2010, between the Company and David F. Carney (7).

10.3	Employment Agreement, dated as of January 17, 2011, between the Company and Scott M. Shaw (8).

10.4	Employment Agreement, dated as of January 17, 2011, between the Company and Cesar Ribeiro (8).

10.5	Employment Agreement, dated as of January 17, 2011, between the Company and Shaun E. McAlmont (10).

10.6	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.7	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.9	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.10	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

Index

10.11	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan (4).

10.12	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan (4).

10.13	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.14
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, UGPE Partners Inc. and Merion Investment Partners, L.P (6).

10.15
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, Merion Investment Partners, L.P. and, for certain limited purposes only, UGPE Partners Inc (6).

10.16	Stock Purchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

21.1 *	Subsidiaries of the Company.

23 *	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chairman & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chairman & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K dated December 1, 2009.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(7)	Incorporated by reference to the Company’s Form 8-K dated December 9, 2010.

(8)	Incorporated by reference to the Company’s Form 8-K dated January 21, 2011.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2011

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun McAlmont		March 14, 2011
Shaun McAlmont	President and Chief Executive Officer

/s/ Cesar Ribeiro	Senior Vice President, Chief Financial Officer and	March 14, 2011
Cesar Ribeiro	Treasurer (Principal Accounting and Financial Officer)

/s/ Alvin O. Austin	Director	March 14, 2011
Alvin O. Austin

/s/ Peter S. Burgess	Director	March 14, 2011
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 14, 2011
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 14, 2011
Celia H. Currin

/s/ Paul E. Glaske	Director	March 14, 2011
Paul E. Glaske

/s/ Charles F. Kalmbach	Director	March 14, 2011
Charles F. Kalmbach

/s/ Alexis P. Michas	Director	March 14, 2011
Alexis P. Michas

/s/ J. Barry Morrow	Director	March 14, 2011
J. Barry Morrow

Index

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 14, 2011

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2010 and the related consolidated statements of income, stockholders’ equity, cash flows and financial statement schedule for the year ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 14, 2011

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,995	$46,076
Restricted cash	694	858
Accounts receivable, less allowance of $24,960 and $25,293 at December 31, 2010 and 2009, respectively	33,697	36,614
Inventories	3,555	3,329
Deferred income taxes, net	11,057	10,877
Prepaid expenses and other current assets	2,494	8,207
Total current assets	117,492	105,961

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $111,164 and $97,590 at December 31, 2010 and 2009, respectively	172,431	149,310

OTHER ASSETS:
Noncurrent receivables, less allowance of $2,033 and $1,566 at December 31, 2010 and 2009, respectively	6,807	6,264
Deferred finance charges	987	1,346
Deferred income taxes, net	1,524	4,236
Goodwill	106,709	112,953
Other assets, net of accumulated amortization of $7,310 and $5,086 at December 31, 2010 and 2009 respectively	6,872	8,298
Total other assets	122,899	133,097
TOTAL	$412,822	$388,368

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$437	$383
Unearned tuition	50,944	48,087
Accounts payable	25,617	19,649
Accrued expenses	26,071	26,966
Dividends payable	16,650	-
Advanced payments from federal funds	578	667
Income taxes payable	1,044	5,358
Other short-term liabilities	327	357
Total current liabilities	121,668	101,467

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	56,508	56,945
Pension plan liabilities, net	2,816	3,192
Accrued rent	7,758	6,282
Other long-term liabilities	1,587	1,846
Total liabilities	190,337	169,732

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2010 and 2009, issued and outstanding 28,109,987 shares at December 31, 2010 and 27,722,471 shares at December 31, 2009	140,726	137,689
Additional paid-in capital	17,378	14,161
Treasury stock at cost - 5,910,541 shares at December 31, 2010 and 1,865,000 shares at December 31, 2009	(82,860)	(32,771)
Retained earnings	151,989	104,458
Accumulated other comprehensive loss	(4,748)	(4,901)
Total stockholders' equity	222,485	218,636
TOTAL	$412,822	$388,368

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

REVENUE	$639,494	$552,536	$376,907
COSTS AND EXPENSES:
Educational services and facilities	239,738	211,295	153,530
Selling, general and administrative	270,879	252,673	187,722
(Gain) loss on sale of assets	(8)	35	80
Impairment of goodwill	6,244	215	-
Total costs & expenses	516,853	464,218	341,332
OPERATING INCOME	122,641	88,318	35,575
OTHER:
Interest income	30	29	113
Interest expense	(4,533)	(4,275)	(2,152)
Other income	45	35	-
INCOME BEFORE INCOME TAXES	118,183	84,107	33,536
PROVISION FOR INCOME TAXES	48,452	34,868	13,341
NET INCOME	$69,731	$49,239	$20,195
Basic
Net income per share	$2.86	$1.87	$0.80
Diluted
Net income per share	$2.79	$1.82	$0.78
Weighted average number of common shares outstanding:
Basic	24,418	26,337	25,308
Diluted	25,024	27,095	25,984

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE - January 1, 2008	25,888,348	$120,379	$12,378	$(3,228)	$-	$35,024	$(2,086)	$162,467
Net income	-	-	-	-	-	20,195	-	20,195
Employee pension plan, net of taxes	-	-	-	-	-	-	(3,697)	(3,697)
Stock-based compensation expense
Restricted stock	123,477	-	1,487	(391)	-	-	-	1,096
Stock options	-	-	1,105	-	-	-	-	1,105
Purchase of treasury stock	-	-	-	-	(6,584)	-	-	(6,584)
Tax benefit of options exercised	-	-	331	-	-	-	-	331
Net share settlement for equity-based compensation	(13,512)	-	(182)	-	-	-	-	(182)
Exercise of stock options	89,948	218	-	-	-	-	-	218
BALANCE - December 31, 2008	26,088,261	120,597	15,119	(3,619)	(6,584)	55,219	(5,783)	174,949
Net income	-	-	-	-	-	49,239	-	49,239
Employee pension plan, net of taxes	-	-	-	-	-	-	882	882
Stock-based compensation expense
Restricted stock	144,288	-	410	798	-	-	-	1,208
Stock options	-	-	1,169	-	-	-	-	1,169
Purchase of treasury stock	-	-	-	-	(26,187)	-	-	(26,187)
Sale of common stock, net of expenses	1,150,000	14,932	-	-	-	-	-	14,932
Tax benefit of options exercised	-	-	578	-	-	-	-	578
Net share settlement for equity-based compensation	(16,206)	-	(294)	-	-	-	-	(294)
Other	-	-	(2,821)	2,821	-	-	-	-
Exercise of stock options	356,128	2,160	-	-	-	-	-	2,160
BALANCE - December 31, 2009	27,722,471	137,689	14,161	-	(32,771)	104,458	(4,901)	218,636
Net income	-	-	-	-	-	69,731	-	69,731
Employee pension plan, net of taxes	-	-	-	-	-	-	153	153
Stock-based compensation expense
Restricted stock	17,624	-	2,036	-	-	-	-	2,036
Stock options	-	-	629	-	-	-	-	629
Purchase of treasury stock	-	-	-	-	(50,089)	-	-	(50,089)
Tax benefit of options exercised	-	-	1,484	-	-	-	-	1,484
Net share settlement for equity-based compensation	(52,214)	(112)	(932)	-	-	-	-	(1,044)
Cash dividend of $1.00 per common share	-	-	-	-	-	(22,200)	-	(22,200)
Exercise of stock options	422,106	3,149	-	-	-	-	-	3,149
BALANCE - December 31, 2010	28,109,987	$140,726	$17,378	$-	$(82,860)	$151,989	$(4,748)	$222,485

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,731	$49,239	$20,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,218	24,240	17,920
Amortization of deferred finance charges	359	248	195
Deferred income taxes	2,431	(2,677)	(298)
(Gain) loss on disposition of assets	(8)	35	80
Impairment of goodwill	6,244	215	-
Impairment long-lived assets	-	280	-
Provision for doubtful accounts	39,106	36,982	21,642
Stock-based compensation expense	2,665	2,377	2,201
Tax benefit associated with exercise of stock options	(1,484)	(578)	(331)
Deferred rent	1,566	334	412
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(36,732)	(51,073)	(22,775)
Inventories	(226)	188	(824)
Prepaid expenses and current assets	4,511	(1,477)	(338)
Other assets	(798)	(153)	306
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	2,338	358	818
Income taxes payable	(2,830)	2,673	2,134
Accrued expenses	(984)	7,509	6,103
Pension plan liabilities	(822)	(692)	-
Advance from federal funds	(89)	1,495	5,259
Unearned tuition	2,857	3,194	3,010
Other liabilities	411	452	(1,533)
Total adjustments	44,733	23,930	33,981
Net cash provided by operating activities	114,464	73,169	54,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	164	(113)	(383)
Capital expenditures	(42,352)	(24,018)	(20,166)
Proceeds from sale of property and equipment	77	90	46
Net share settlement for equity-based compensation	-	-	(182)
Acquisitions, net of cash acquired, including restricted cash	-	(27,552)	(10,520)
Net cash used in investing activities	(42,111)	(51,593)	(31,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	20,000	64,000	23,000
Payments on borrowings	(20,000)	(44,000)	(28,000)
Payment of deferred finance fees	-	(962)	-
Proceeds from exercise of stock options	3,149	2,160	218
Tax benefit associated with exercise of stock options	1,484	578	331
Net share settlement for equity-based compensation	(1,044)	(294)	-
Dividends paid	(5,550)	-	-
Principal payments under capital lease obligations	(384)	(961)	(204)
Purchase of treasury stock	(50,089)	(26,187)	(6,584)
Proceeds from issuance of common stock, net of issuance costs	-	14,932	-
Net cash (used in) provided by financing activities	(52,434)	9,266	(11,239)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,919	30,842	11,732
CASH AND CASH EQUIVALENTS—Beginning of year	46,076	15,234	3,502
CASH AND CASH EQUIVALENTS—End of year	$65,995	$46,076	$15,234

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2010	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,180	$4,007	$1,998
Income taxes	$49,331	$35,355	$12,137
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital leases acquired in acquisition	$-	$26,828	$-
Fixed assets acquired in capital lease transactions	$-	$75	$-
Liabilities accrued for the purchase of fixed assets	$5,962	$2,005	$1,430
Dividend payable	$16,650	$-	$-

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND 2009 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2010

(In thousands, except share and per share amounts and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and Subsidiaries (the "Company") is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Health Science, Automotive Technology, Skilled Trades, Business and Information Technology and Hospitality Services. We currently have 45 schools in 17 states across the United States.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Lincoln Educational Services Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition—Revenue is derived primarily from programs taught at the schools. Tuition revenue and one-time fees, such as nonrefundable application fees, registration fees, and course material fees are recognized on a straight-line basis over the length of the applicable program. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Other revenues, such as textbook sales, tool sales and contract training revenues are recognized as services are performed or goods are delivered. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

Comprehensive Income

	December 31,
	2010	2009	2008
Net income	$69,731	$49,239	$20,195
Employee pension plan, net of taxes	153	882	(3,697)
Comprehensive income	$69,884	$50,121	$16,498

Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly liquid short-term investments, which mature within three months of purchase.

Restricted Cash— Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs. These funds are either received prior to the completion of the authorization and disbursement process for the benefit of the student or immediately prior to that authorization. Restricted funds are held in separate bank accounts. Once the authorization and disbursement process is completed and authorization obtained, the funds are transferred to unrestricted accounts, and these funds then become available for use in the Company’s current operations. As of December 31, 2010 and 2009, the Company had restricted cash of $0.4 million and $0.5 million, respectively, related to state grants and $0.3 million and $0.4 million, respectively, related to the acquisition of Baran Institute of Technology (“BAR”).

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

Rent Expense—Rent expense related to operating leases where scheduled rent increases exist, is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is included in accrued rent and other long-term liabilities on the accompanying consolidated balance sheets.

Deferred Finance Charges—Deferred finance charges were $1.0 million and $1.3 million as of December 31, 2010 and 2009, respectively, related to costs incurred in refinancing our credit facility and $0.4 million as of December 31, 2010 and 2009, related to the finance obligation. These amounts are being amortized as an increase in interest expense on a straight-line basis, which approximates the effective yield method, over the respective life of the debt or finance obligation.

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $46.7 million, $40.9 million and $33.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statement of income.

Goodwill and Other Intangible Assets— The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, reductions in market value of the Company, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units. At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $0.2 million existed for one of our reporting units. No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value. At December 31, 2008, we tested our goodwill and determined we did not have an impairment.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $0.1 million. The Emergency Economic Stabilization Act of 2008 that was enacted October 3, 2008 temporarily raised the FDIC insurance coverage to the first $0.25 million of funds at member banks. This temporary increase is scheduled to expire December 31, 2013. The Company's cash balances on deposit at December 31, 2010, exceeded the balance insured by the FDIC by approximately $63.6 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2010, and 2009.

Index

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, income taxes, benefit plans and certain accruals. Actual results could differ from those estimates.

Stock Based Compensation Plans—The Company measures the value of stock options on the grant date at fair value, using the Black-Scholes option valuation model. The Company amortizes the fair value of stock options, net of estimated forfeitures, utilizing straight-line amortization of compensation expense over the requisite service period of the grant. The Company measures the value of restricted stock on the fair value of a share of common stock on the date of the grant. The Company amortizes the fair value of restricted stock utilizing straight-line amortization of compensation expense over the requisite service period of the grant.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010 and 2009, the interest and penalties expense associated with uncertain tax positions are not significant to our results of operations or financial position.

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

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (or "DOE"). During the years ended December 31, 2010, 2009 and 2008, approximately 83%, 81% and 79%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the years ended December 31, 2009 and 2008, the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds. For the year ended December 31, 2010, the Company determined that one of its institutions received approximately 97% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds. A proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures. If one of our institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

Index

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

The DOE has evaluated the financial responsibility of the Company’s institutions on a consolidated basis. The Company has submitted to the DOE its audited financial statements for the 2008 and 2009 fiscal year reflecting a composite score of 1.8 and 2.0, respectively, based upon its calculations, and that its schools meet the DOE standards of financial responsibility. For the 2010 fiscal year, the Company has calculated its composite score to be 1.8. However, this is subject to determination by the DOE once it receives and reviews the Company’s audited financial statements for the 2010 fiscal year.

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2010, 2009 and 2008, respectively were as follows:

	Year Ended December 31,
	2010	2009	2008
Basic shares outstanding	24,418,460	26,337,172	25,308,144
Dilutive effect of stock options	605,713	757,926	675,852
Diluted shares outstanding	25,024,173	27,095,098	25,983,996

For the years ended December 31, 2010, 2009 and 2008, options to acquire 201,500, 186,500, and 546,708 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported earnings per share would have been antidilutive.

4.	BUSINESS ACQUISITIONS

On January 20, 2009, the Company completed the acquisition of six of the seven schools comprising BAR, for approximately $24.9 million in cash, net of cash acquired. BAR consisted of seven schools and offers associate’s degree and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts. On April 20, 2009, the Company acquired the seventh BAR school, Clemens College (“Clemens”), for $2.7 million, in cash, net of cash acquired. In connection with these acquisitions, the Company incurred approximately $1.4 million of transaction expenses for the year ended December 31, 2009.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price allocations for BAR were finalized in 2010.

Index

The following table summarizes the reported fair value of assets acquired and liabilities assumed related to acquisitions:

BAR January 20, 2009 and Clemens April 20, 2009

Restricted cash	$362
Current assets, excluding cash acquired (1)	8,063
Property, equipment and facilities	36,739
Goodwill	20,462
Identified intangibles:
Student contracts	2,162
Trade name	509
Accreditation	1,040
Curriculum	410
Non-compete	1,980
Other long-term assets	731
Current liabilities assumed	(16,688)
Long-term liabilities assumed	(28,218)
Cost of acquisition, net of cash acquired	$27,552

(1) Current assets, excluding cash acquired for BAR includes reported amounts due from the seller in accordance with the stock purchase agreement.

5.           GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 are as follows:

Balance as of Janruary 1, 2009:
Goodwill	$93,595
Accumulated impairment losses	(2,135)
91,460

Goodwill adjustments (1)	1,246
Goodwill impairment	(215)
Goodwill acquired pursuant to business acquisition-BAR	20,462
Balance as of December 31, 2009:
Goodwill	115,303
Accumulated impairment losses	(2,350)
112,953

Goodwill impairment	(6,244)
Balance as of December 31, 2010:
Goodwill	115,303
Accumulated impairment losses	(8,594)
$106,709

(1) Goodwill adjustments are related to the finalization of the purchase price allocation of BRI.

Index

Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2008	$2,563	$1,270	$-	$1,307	$2,000	$201	$7,341
Acquisitions (1)	2,162	-	509	1,040	410	1,980	6,101
BRI adjustment (2)	102	-	-	(40)	(1,260)	-	(1,198)
Write-off (3)	-	(280)	-	-	-	-	(280)
Gross carrying amount at December 31, 2009	4,827	990	509	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2008	2,230	-	-	-	289	105	2,624
Amortization	1,604	-	84	-	101	673	2,462
Accumulated amortization at December 31, 2009	3,834	-	84	-	390	778	5,086

Net carrying amount at December 31, 2009	$993	$990	$425	$2,307	$760	$1,403	$6,878

Weighted average amortization period (years)	2	Indefinite	6	Indefinite	10	3

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2009	$4,827	$990	$509	$2,307	$1,150	$2,181	$11,964
Reclassification (4)	-	(330)	330	-	-	-	-
Gross carrying amount at December 31, 2010	4,827	660	839	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2009	3,834	-	84	-	390	778	5,086
Amortization	990	-	419	-	115	700	2,224
Accumulated amortization at December 31, 2010	4,824	-	503	-	505	1,478	7,310

Net carrying amount at December 31, 2010	$3	$660	$336	$2,307	$645	$703	$4,654

Weighted average amortization period (years)	2	Indefinite	6	Indefinite	10	3

(1) The acquisitions related to the acquisitions of six of the BAR schools on January 20, 2009 and Clemens on April 20, 2009.
(2) The adjustments are related to the finalization of the purchase price of BRI.
(3) During the second quarter of 2009, the Company wrote-off the value of the trade name of Florida Culinary Institute in West Palm Beach, Florida due to rebranding.
(4) Reclassification due to the Company’s plan to rebrand a group of schools.

Amortization of intangible assets for the years ended December 31, 2010, 2009 and 2008 was approximately $2.2 million, $2.5 million and $0.1 million, respectively.

Index

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2010	$883
2011	232
2012	181
2013	160
2014	91
Thereafter	140

$1,687

6.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2010	2009
Land	-	$18,363	$17,563
Buildings and improvements	1-25	182,795	159,882
Equipment, furniture and fixtures	1-12	73,958	64,887
Vehicles	1-7	1,282	1,363
Construction in progress	-	7,197	3,205
		283,595	246,900
Less accumulated depreciation and amortization		(111,164)	(97,590)
		$172,431	$149,310

Included above in buildings and improvements are buildings acquired under capital leases as of December 31, 2010 and 2009 of $26.8 million, respectively, net of accumulated depreciation of $3.4 million and $1.6 million, respectively.

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2010 and 2009 of $1.2 million, respectively, net of accumulated depreciation of $0.9 million and $0.8 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2010 and 2009 of $0.6 million, respectively, net of accumulated depreciation of $0.3 million and $0.2 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $23.4 million, $21.1 million and $17.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2010	2009
Accrued compensation and benefits	$18,659	$19,231
Other accrued expenses	7,412	7,735
	$26,071	$26,966

Index

8.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2010	2009
Credit agreement (a)	$20,000	$20,000
Finance obligation (b)	9,672	9,672
Note payable	-	11
Capital lease-property (with a rate of 8.0%) (c)	26,986	27,202
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	287	443
	56,945	57,328
Less current maturities	(437)	(383)
	$56,508	$56,945

(a) On December 1, 2009, the Company, as borrower, and all of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “Credit Agreement”) with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million (the “Credit Facility”). The credit agreement expires December 1, 2012.

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement. The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%. Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option. Swing line loans will bear interest at the Base Rate plus the applicable margin rate. Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit. At December 31, 2010, the Company had outstanding letters of credit aggregating $1.9 million which was primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type. In addition, the Company is paying fees to the lenders that are customary for facilities of this type. As of December 31, 2010, the Company was in compliance with the financial covenants contained in the credit agreement.

During 2010, the Company borrowed a total of $20.0 million and repaid $20.0 million and had $20.0 million outstanding as of December 31, 2010, under its credit agreement. Interest rates on borrowing under the credit agreement during the year ended December 31, 2010 was 4.75%.

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

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2010 were $1.4 million, respectively. These payments have been reflected in the accompanying consolidated income statement as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is January 25, 2017.

(c) As part of the acquisition of BAR, the Company assumed real estate capital leases related to Americare School of Nursing in Seminole, Florida and Connecticut Culinary Institute in Hartford, Connecticut. These leases bear interest at 8% and expire in 2032 and 2031, respectively.

Index

Scheduled maturities of long-term debt and lease obligations at December 31, 2010 are as follows:

Year ending December 31,
2011	$437
2012	20,481
2013	412
2014	435
2015	471
Thereafter	34,709
$56,945

9.	STOCKHOLDERS' EQUITY

The Company has two stock incentive plans: a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received awards of restricted shares of common stock. The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant. As of December 31, 2010, there were a total of 421,000 restricted shares awarded and 190,600 shares vested under the LTIP. The restricted shares vest ratably on the first through fifth anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. The recognized restricted stock expense for the years ended December 31, 2010, 2009 and 2008 was $1.4 million, $0.9 million and $0.8 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of December 31, 2010, 2009 and 2008 was $3.4 million, $4.8 million and $3.2 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders. The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date. The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares. Beginning in 2010, all new awards of common stock granted under the Non-Employee Directors Plan vest on the first anniversary of the grant date. As of December 31, 2010, there were a total of 126,901 shares awarded less 5,035 shares canceled and 84,954 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.3 million and $0.3 million, respectively. The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of December 31, 2010, 2009 and 2008 was $0.3 million, $0.4 million and $0.4 million, respectively.

In 2010 and 2009, the Company completed a net share settlement for 32,339 and 16,206 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2010 and/or 2009, creating taxable income for the employee. The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company. This transaction resulted in a decrease of approximately $0.5 million and $0.3 million in 2010 and 2009, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

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

On December 15, 2009, the Company entered into a definitive stock repurchase agreement (the “Repurchase Agreement”) with Back to School Acquisition, L.L.C., (“BTS”) relating to the Company’s repurchase of 1,250,000 shares of the Company’s common stock (the “Repurchase Shares”) owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26,187,500 (the “Share Repurchase”). In accordance with the terms of the Repurchase Agreement, consummation of the Share Repurchase was conditioned upon the completion of the sale by BTS of an additional 750,000 shares of the Company’s common stock in a block trade pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Block Trade”). The completion of the Block Trade and the concurrent closing of the Share Repurchase occurred on December 21, 2009. The Company used cash on hand to pay the purchase price for the Repurchase Shares.

Index

On June 9, 2010, the Company’s Board of Directors approved the repurchase of up to $50.0 million of its common stock over the period of one year. As of December 31, 2010, the Company had repurchased 4,040,234 shares of its common stock for approximately $50.0 million at an average price of $12.38 per share. In addition, during 2010, the Company’s Board of Directors approved the repurchase of 5,307 shares of its common stock, which was repurchased at an average price of $16.77 per share.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2010, 2009, and 2008 were $8.48, $8.75, and $6.69, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2010	2009	2008
Expected volatility	45.00%	51.95%	57.23%
Expected dividend yield	0%	0%	0%
Expected life (term)	4.82 years	4.8-6 Years	6 Years
Risk-free interest rate	1.95%	2.29-2.36%	2.76-3.29%
Weighted-average exercise price during the year	$20.78	$18.48	$11.97

The expected volatility considers the volatility of the Company common stock that has been traded for a period commensurate with the expected life. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The 2010 dividend yield is 0% because at the time the options were granted the Company had not intended to declare or pay dividends on its common stock.

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	1,512,163	9.65	5.83 years	$9,156
Granted	145,500	11.97
Cancelled	(93,500)	15.01
Exercised	(89,948)	2.43		1,018

Outstanding December 31, 2008	1,474,215	9.98	5.25 years	6,808
Granted	101,000	18.48
Cancelled	(35,166)	14.81
Exercised	(356,128)	6.07		4,760

Outstanding December 31, 2009	1,183,921	11.74	4.95 years	11,934
Granted	68,000	20.78
Cancelled	(108,875)	15.15
Exercised	(422,106)	7.46		5,668

Outstanding December 31, 2010	720,940	14.59	5.14 years	2,095

Vested or expected to vest as of December 31, 2010	693,509	14.45	4.99 years	2,071

Exercisable as of December 31, 2010	583,786	13.74	4.29 years	$1,977

As of December 31, 2010, unrecognized pre-tax compensation expense for all unvested stock option awards is approximately $0.7 million which will be expensed over the weighted-average period of approximately 2.1 years.

Index

The following table presents a summary of options outstanding at December 31, 2010:

	At December 31, 2010
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	106,397	1.07	$3.10	106,397	$3.10
$4.00-$13.99	160,960	6.61	11.96	130,468	11.96
$14.00-$19.99	306,083	5.26	16.39	261,421	15.97
$20.00-$25.00	147,500	6.21	22.00	85,500	22.88

	720,940	5.14	14.59	583,786	13.74

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

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2010	2009
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$16,326	$14,994
Service cost	91	98
Interest cost	918	917
Actuarial (gain) loss	1,210	900
Benefits paid	(642)	(583)
Benefit obligation at end of year	17,903	16,326

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	13,134	10,659
Actual return (loss) on plan assets	1,773	2,366
Employer contributions	822	692
Benefits paid	(642)	(583)
Fair value of plan assets-end of year	15,087	13,134

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(2,816)	$(3,192)

Index

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2010	2009
Noncurrent liabilities	$(2,816)	$(3,192)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2010	2009
Accumulated loss	$(7,903)	$(8,157)
Deferred income taxes	3,155	3,256
Accumulated other comprehensive loss	$(4,748)	$(4,901)

The accumulated benefit obligation was $17.8 million and $16.2 million at December 31, 2010 and 2009, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2010	2009
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$91	$98
Interest cost	918	917
Expected return on plan assets	(1,041)	(864)
Recognized net actuarial loss	732	807
Net periodic benefit cost	$700	$958

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.7 million.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2010. The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, while level 3 includes the fair values estimated using significant non-observable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$7,202	$-	$-	$7,202
Fixed income	5,598	-	-	5,598
International equities	2,252	-	-	2,252
Cash and equivalents	35	-	-	35
Balance at December 31, 2010	$15,087	$-	$-	$15,087

Fair value of total plan assets by major asset category as of December 31:

	2010	2009
Equity securities	48%	46%
Fixed income	37%	38%
International equities	15%	15%
Cash and equivalents	0%	1%
Total	100%	100%

Index

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2010	2009
Discount rate	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2010	2009	2008
Discount rate	5.18%	6.27%	6.37%
Rate of compensation increase	4.00%	4.00%	4.00%
Long-term rate of return	8.00%	8.00%	8.00%

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

The Company expects to make $0.3 million in contributions to the plan in 2011. However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was $0.8 million for 2010 and $0.7 million for the year ended December 31, 2009.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2011	$867
2012	906
2013	981
2014	1,033
2015	1,118
Years 2016-2020	6,448

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount up to 6% of compensation. For the years ended December 31, 2010, 2009 and 2008, the Company's expense for the 401(k) plan amounted to $2.2 million, $1.7 million and $1.4 million, respectively.

Index

11.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$37,320	$29,817	$10,960
State	8,701	8,187	2,679
Total	46,021	38,004	13,639

Deferred:
Federal	2,742	(1,651)	(159)
State	(311)	(1,485)	(139)
Total	2,431	(3,136)	(298)

Total provision	$48,452	$34,868	$13,341

The components of the deferred tax assets are as follows:

	At December 31,
	2010	2009
Deferred tax assets
Current:
Accrued vacation	$126	$114
Net operating loss carryforwards	420	430
Allowance for bad debts	10,511	10,084
Other	-	249
Total current deferred tax assets	11,057	10,877

Deferred tax assets
Noncurrent:
Allowance for bad debts	186	625
Accrued rent	3,311	2,686
Stock-based compensation	1,728	2,353
Depreciation	3,549	3,610
Prepaid pension asset	1,124	1,274
Net operating loss carryforwards	2,890	3,641
Sale leaseback-deferred gain	2,318	2,203
Other	165	-
Total noncurrent deferred tax assets	15,271	16,392

Deferred tax liabilities
Noncurrent:
Other intangibles	(2,333)	(3,043)
Goodwill	(11,414)	(9,113)
Total deferred tax liabilities	(13,747)	(12,156)
Total net noncurrent deferred tax assets	1,524	4,236
Total net deferred tax assets	$12,581	$15,113

Index

The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2010		2009		2008
Income from continuing operations before taxes	$118,183		$84,107		$33,536

Expected tax	$41,364	35.0%	$29,438	35.0%	$11,737	35.0%
State tax expense (net of federal benefit)	5,454	4.6	4,356	5.2	1,651	4.9
Permanent impairment	2,185	1.9	-	-	-	-
Other	(551)	(0.5)	1,074	1.3	(47)	(0.1)
Total	$48,452	41.0%	$34,868	41.5%	$13,341	39.8%

The Company has net operating loss (“NOL”) carryforwards at December 31, 2010 of approximately $9.4 million for federal income tax purposes, which begin expiring in 2025. These NOLs are limited in the amount that can be utilized in a given year due to a Section 382 limitation. The Company has determined based upon its history of profits and its forecasted financial information that it will be able to fully utilize these NOLs prior to their expiration. As such, a valuation allowance is not required.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2010	2009	2008
Balance at January 1,	$200	$100	$100
Gross (decreases) increases for tax positions of prior years	(100)	100	-
Balance at December 31,	$100	$200	$100

Included in the balance of unrecognized tax benefits at December 31, 2010 and 2009 are unrecognized tax benefits of $0.1 million and $0.2 million, of which $0.1 million and $0.2 million, would be reflected as an adjustment to income tax expense if recognized, respectively. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal income tax examinations for years before 2008 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2006.

The Company was under examination by the Internal Revenue Service for tax years 2006 through 2008. The examination was completed and there were no material adjustments. The Company is not subject to U.S. federal or state income tax audits at this time.

12.	SEGMENT REPORTING

Each of the Company’s schools is an operating segment. The Company’s operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

13.	RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company purchased 5,307 shares of its common stock from our Executive Chairman in connection with his exercise of 60,000 stock options on the same date.

As discussed in Note 9, on December 15, 2009, the Company entered into a Repurchase Agreement with BTS relating to the Company’s repurchase of 1,250,000 shares of the Company’s common stock owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26,187,500. The Repurchase Shares represented approximately 4.6% of the Company’s total shares of common stock outstanding on December 15, 2009.

Index

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligation	Operating Leases	Capital Leases
2011	$1,427	$23,064	$2,823
2012	1,427	23,095	2,611
2013	1,427	22,018	2,506
2014	1,427	20,756	2,496
2015	1,427	19,283	2,497
Thereafter	1,427	79,916	45,127
	8,562	188,132	58,060
Less amount representing interest	(8,562)	-	(30,787)
	$-	$188,132	$27,273

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

Rent expense, included in operating expenses in the accompanying consolidated financial statements for the three years ended December 31, 2010 is $24.7 million, $23.1 million, and $17.2 million, respectively. Interest expense related to the financing obligation in the accompanying financial statements for the years ended December 31, 2010, 2009 and 2008 is $1.4 million, respectively.

Credit Facility—As of December 31, 2010, the Company had a total of $20.0 million outstanding under its Credit Agreement. Interest rates on borrowing under the Credit Agreement during the year ended December 31, 2010 was 4.75%. The Credit Facility expires December 1, 2012.

Capital Expenditures—The Company has entered into commitments to expand or renovate campuses. These commitments are in the range of $12.0 to $15.0 million in the aggregate and are due within the next 12 months.

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

The Company and several executive officers have been named as defendants in two purported securities class action lawsuits. The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that the Company and the other defendants made false and misleading statements and failed to disclose material adverse facts about the Company’s business and prospects in violation of federal securities laws. The plaintiff seeks damages for the purported class. The complaints were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al. On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff. A consolidated amended complaint was filed on February 14, 2011, to which defendants must answer or otherwise respond by April 15, 2011.

Certain of the Company’s executive officers and directors have also been named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, is captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, is captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, is captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints allege that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On March 3, 2011, the Court entered an order staying the Schweertmann action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  Defendants in the Lehner action have until March 24, 2011 to answer or otherwise respond to the complaint.  Defendants in the Lloyd action have not yet been served.

Index

Based on its initial review of the complaints, the Company believes the lawsuits are without merit and intend to vigorously defend against them.

Student Loans—At December 31, 2010, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $15.4 million.

Vendor Relationship—On April 1, 2006, the Company entered into an agreement with Snap-on Industrial (“Snap-on”) which expires on March 31, 2011. The Company has agreed to grant Snap-on exclusive rights to our certain automotive campuses to display advertising and to train our students with the exception of one pre-existing vendor contract. The Company earns credits that are redeemable for tools and equipment based on the number of automotive graduates quarterly. In addition, credits are earned on our purchases as well as purchases made by students enrolled in our automotive programs. Snap-on receivable for credits not redeemed for the years ended December 31, 2010 and 2009 was $0.7 million, respectively.

On October 1, 2005, the Company entered into an agreement with Snap-on exclusively for our Queens, NY campus opened March 27, 2006 which expires on November 30, 2011. We have agreed to grant Snap-on exclusive rights to in school advertising and supplying all student training tools and equipment, as well as our automotive equipment purchases. In exchange, Snap-on agreed to advance tools and equipment needed to build out the school, not to exceed $1.0 million at list price. The equipment advance is offset by credits earned through purchases by the Queens campus and their students. Snap-on liability resulting from advanced equipment received in excess of credits earned for the years ended December 31, 2010 and 2009, was $0.3 million and $0.4 million, respectively.

As part of the acquisition of BAR in January 2009, the Company assumed an agreement with Snap-on exclusively for our East Windsor, Connecticut campus which expires on December 31, 2011. We have agreed to grant Snap-on exclusive rights to promote and sell to East Windsor students’ equipment offered by Snap-on. In exchange, Snap-on agreed to initially advance tools and equipment up to $0.5 million of the equipment to East Windsor as agreed upon by the parties. Snap-on may at its discretion advance additional amounts for equipment according to the agreement Snap-on liability resulting from advanced equipment received in excess of credits earned for years ended December 31, 2010 was $0.2 million.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $6.4 million at December 31, 2010.

Change in Control Agreements—In the event of a change of control several key executives will receive continue salary payments based on their employment agreements.

Surety Bonds—Each of our campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2010, we have posted surety bonds in the total amount of approximately $14.9 million.

Index

15.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2010 and 2009 is as follows:

	Quarter
2010	First	Second	Third	Fourth

Revenues	$152,466	$152,795	$167,211	$167,022
Operating income	25,320	22,983	32,376	41,962
Net income	14,460	13,195	18,881	23,195
Income per share:
Basic
Net income per share	$0.57	$0.51	$0.77	$1.06
Diluted
Net income per share	$0.55	$0.50	$0.76	$1.04

	Quarter
2009	First	Second	Third	Fourth

Revenues	$118,599	$128,110	$148,368	$157,459
Operating income	10,690	13,429	24,151	40,048
Net income	5,823	7,426	13,656	22,334
Income per share:
Basic
Net income per share	$0.23	$0.28	$0.51	$0.84
Diluted
Net income per share	$0.22	$0.27	$0.50	$0.82

16.	DIVIDENDS

On November 3, 2010 the Company’s Board of Directors declared an annual dividend of $1.00 per share of common stock outstanding, payable quarterly. The dividend of $22.2 million was recorded as a reduction to retained earnings as of December 31, 2010. The record date for the first quarterly payment of $5.6 million was December 15, 2010 and the payment date was December 31, 2010. The establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2010 student receivable allowance	$26,859	$39,106	$(38,972)	$26,993
December 31, 2009 student receivable allowance	$14,738	$36,982	$(24,861)	$26,859
December 31, 2008 student receivable allowance	$11,403	$21,642	$(18,307)	$14,738