Form 10-Q
period 2011-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2011-05-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Executive Drive, Suite 340	07052
West Orange, NJ (Address of principal executive offices)	(Zip Code)

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

As of May 4, 2011, there were 22,580,629 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Index

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,664	$65,995
Restricted cash	371	694
Accounts receivable, less allowance of $21,990 and $24,960 at March 31, 2011 and December 31, 2010, respectively	23,412	33,697
Inventories	3,532	3,555
Prepaid income taxes	958	-
Deferred income taxes, net	10,604	11,057
Prepaid expenses and other current assets	2,423	2,494
Total current assets	84,964	117,492

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $117,356 and $111,164 at March 31, 2011 and December 31, 2010, respectively	175,616	172,431

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,797 and $2,033 at March 31, 2011 and December 31, 2010, respectively	6,016	6,807
Deferred finance charges, net	897	987
Deferred income taxes, net	1,592	1,524
Goodwill	106,709	106,709
Other assets, net	6,807	6,872
Total other assets	122,021	122,899
TOTAL	$382,601	$412,822

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31,	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$455	$437
Unearned tuition	49,768	50,944
Accounts payable	21,247	25,617
Accrued expenses	14,468	26,071
Dividends payable	11,209	16,650
Advanced payments from federal funds	98	578
Income taxes payable	2,439	1,044
Other short-term liabilities	566	327
Total current liabilities	100,250	121,668

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	36,391	56,508
Pension plan liabilities, net	3,002	2,816
Accrued rent	7,874	7,758
Other long-term liabilities	1,246	1,587
Total liabilities	148,763	190,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, no par value - authorized 100,000,000 shares at March 31, 2011 and December 31, 2010, issued and outstanding 28,328,299 shares at March 31, 2011 and 28,109,987 shares at December 31, 2010	140,839	140,726
Additional paid-in capital	18,426	17,378
Treasury stock at cost - 5,910,541 shares at March 31, 2011 and December 31, 2010, respectively	(82,860)	(82,860)
Retained earnings	162,181	151,989
Accumulated other comprehensive loss	(4,748)	(4,748)
Total stockholders' equity	233,838	222,485
TOTAL	$382,601	$412,822

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

REVENUE	$145,358	$152,466
COSTS AND EXPENSES:
Educational services and facilities	59,016	58,869
Selling, general and administrative	67,888	68,273
(Gain) loss on sale of assets	(21)	4
Total costs & expenses	126,883	127,146
OPERATING INCOME	18,475	25,320
OTHER:
Interest income	3	1
Interest expense	(1,092)	(1,195)
Other income	6	-
INCOME BEFORE INCOME TAXES	17,392	24,126
PROVISION FOR INCOME TAXES	7,036	9,666
NET INCOME	$10,356	$14,460
Basic
Net income per share	$0.47	$0.57
Diluted
Net income per share	$0.46	$0.55
Weighted average number of common shares outstanding:
Basic	21,943	25,558
Diluted	22,418	26,336

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2011	28,109,987	$140,726	$17,378	$(82,860)	$151,989	$(4,748)	$222,485
Net income	-	-	-	-	10,356	-	10,356
Stock-based compensation expense
Restricted stock	219,325	-	1,208	-	-	-	1,208
Stock options	-	-	108	-	-	-	108
Tax benefit of options exercised	-	-	91	-	-	-	91
Net share settlement for equity-based compensation	(23,363)	-	(359)	-	-	-	(359)
Cash dividend declared true-up	-	-	-	-	(164)	-	(164)
Exercise of stock options	22,350	113	-	-	-	-	113
BALANCE - March 31, 2011	28,328,299	$140,839	$18,426	$(82,860)	$162,181	$(4,748)	$233,838

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,356	$14,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,908	6,453
Amortization of deferred finance charges	90	89
Deferred income taxes	385	(12)
(Gain) loss on disposition of assets	(21)	4
Provision for doubtful accounts	6,743	8,488
Stock-based compensation expense	1,316	680
Tax benefit associated with exercise of stock options	(91)	(367)
Deferred rent	248	338
(Increase) decrease in assets:
Accounts receivable	4,333	(806)
Inventories	23	102
Prepaid expenses and current assets	(502)	945
Other assets	(164)	(1,145)
Increase (decrease) in liabilities:
Accounts payable	(1,806)	457
Income taxes payable	528	(1,024)
Accrued expenses	(11,735)	(9,111)
Pension plan liabilities	(63)	(30)
Advance from federal funds	(480)	(518)
Unearned tuition	(1,176)	1,954
Other liabilities	147	198
Total adjustments	4,683	6,695
Net cash provided by operating activities	15,039	21,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	323	484
Capital expenditures	(11,860)	(14,888)
Proceeds from sale of property and equipment	26	-
Net cash used in investing activities	(11,511)	(14,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(20,000)	(20,000)
Proceeds from exercise of stock options	113	802
Tax benefit associated with exercise of stock options	91	367
Net share settlement for equity-based compensation	(359)	(102)
Dividends paid	(5,605)	-
Principal payments under capital lease obligations	(99)	(102)
Net cash used in financing activities	(25,859)	(19,035)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,331)	(12,284)
CASH AND CASH EQUIVALENTS—Beginning of period	65,995	46,076
CASH AND CASH EQUIVALENTS—End of period	$43,664	$33,792

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$972	$1,071
Income taxes	$6,221	$11,183
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for the purchase of fixed assets	$2,904	$2,792

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and subsidiaries (the “Company”) is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. The Company currently has 45 schools in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations. These statements which should be read in conjunction with the December 31, 2010 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

Stock-Based Compensation –The accompanying condensed consolidated statements of income include stock-based compensation expense of approximately $1.3 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant. The Company makes an estimate of expected forfeitures at the time options are granted.

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

Index

2.             WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three months ended March 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended
	March 31,
	2011	2010
Basic shares outstanding	21,942,918	25,558,403
Dilutive effect of stock options	475,129	777,256
Diluted shares outstanding	22,418,047	26,335,659

For the three months ended March 31, 2011 and 2010, options to acquire 313,333 and 51,000 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported earnings per share would have been antidilutive.

3.             GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2011 is as follows:

Goodwill	$115,303
Accumulated impairment losses	(8,594)
$106,709

There have been no changes in the carrying amount of goodwill from December 31, 2010 through March 31, 2011.

The Company reviews intangible assets for impairment when indicators of impairment exist. Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense. Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2010	$4,827	$660	$839	$2,307	$1,150	$2,181	$11,964
Gross carrying amount at March 31, 2011	4,827	660	839	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2010	4,824	-	503	-	505	1,478	7,310
Amortization	3	-	22	-	29	175	229
Accumulated amortization at March 31, 2011	4,827	-	525	-	534	1,653	7,539

Net carrying amount at March 31, 2011	$-	$660	$314	$2,307	$616	$528	$4,425

Weighted average amortization period (years)	2	Indefinite	4	Indefinite	10	3

Amortization of intangible assets was approximately $0.2 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

Index

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remaining of 2011	$654
2012	232
2013	181
2014	160
2015	91
Thereafter	140

$1,458

Index

4.             LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31,	December 31,
	2011	2010
Credit agreement (a)	$-	$20,000
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	26,929	26,986
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	245	287
	36,846	56,945
Less current maturities	(455)	(437)
	$36,391	$56,508

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement. The “Base Rate,” as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one month of the Euro Dollar Rate plus 1.0%. Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option. Swing line loans will bear interest at the Base Rate plus the applicable margin rate. Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit. At March 31, 2011 and December 31, 2010, the Company had outstanding letters of credit aggregating $1.9 million which were primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type. In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of March 31, 2011, the Company was in compliance with the covenants contained in the credit agreement.

As of March 31, 2011, the Company had no amounts outstanding under the Credit Agreement. As of December 31, 2010, the Company had a total of $20.0 million outstanding under its Credit Agreement. During the three months ended March 31, 2011, the Company repaid $20.0 million under its Credit Facility. The interest rate on borrowings under the Credit Facility during the three months ended March 31, 2011 was 4.75%.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retains a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. The lease expiration date is December 31, 2016.

(c) As part of the acquisition of BAR, the Company assumed real estate capital leases in Fern Park, Florida and Hartford, Connecticut. These leases bear interest at 8% and expire in 2032 and 2031, respectively.

5.             STOCKHOLDERS’ EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received awards of restricted shares of common stock.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.  As of March 31, 2011, there were a total of 640,325 restricted shares awarded and 248,061 shares vested under the LTIP. The restricted shares granted prior to February 23, 2011 vest ratably on the first through fifth anniversary of the grant date. The restricted shares granted on February 23, 2011 vest ratably on the grant date and the first through fourth anniversary of the grant date. There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares. The recognized restricted stock expense for the three months ended March 31, 2011 and 2010 was $1.1 million and $0.3 million, respectively. The unrecognized restricted stock expense under the LTIP as of March 31, 2011 and December 31, 2010 was $5.7 million and $3.4 million, respectively.

Index

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders. The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date. The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  Beginning in 2010, all new awards of common stock granted under the Non-Employee Directors Plan vest on the first anniversary of the grant date. As of March 31, 2011, there were a total of 126,901 shares awarded less 5,035 shares canceled and 84,954 shares vested under the Non-Employee Directors Plan. The recognized restricted stock expense for the three months ended March 31, 2011 and 2010 was $0.2 million. The unrecognized restricted stock expense under the Non-Employee Directors Plan as of March 31, 2011 and December 31, 2010 was $0.2 million and $0.3 million, respectively.

For the three months ended March 31, 2011 and 2010, the Company completed a net share settlement for 23,363 and 4,586 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2011 and/or 2010, creating taxable income for the employee. The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company. This transaction resulted in a decrease of approximately $0.4 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2010	720,940	14.59	5.14 years	$2,095
Exercised	(22,350)	5.05		236

Outstanding March 31, 2011	698,590	14.89	5.01 years	2,007

Vested or expected to vest	676,358	14.75	4.89 years	1,996

Exercisable as of March 31, 2011	587,432	14.07	4.30 years	1,950

As of March 31, 2011, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.6 million. This amount will be expensed over the weighted-average period of approximately 2.15 years.

Index

The following table presents a summary of stock options outstanding:

	At March 31, 2011
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	88,047	0.83	$3.10	88,047	$3.10
$4.00-$13.99	160,960	6.37	11.96	148,130	11.97
$14.00-$19.99	302,083	5.04	16.42	261,755	15.97
$20.00-$25.00	147,500	5.97	22.00	89,500	22.82

	698,590	5.01	14.89	587,432	14.07

6.          INCOME TAXES

The effective tax rate for the three months ended March 31, 2011 and 2010 was 40.5% and 40.1%, respectively.

7.          CONTINGENCIES

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

The Company and several executive officers have been named as defendants in two purported securities class action lawsuits. The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that the Company and the other defendants made false and misleading statements and failed to disclose material adverse facts about the Company’s business and prospects in violation of federal securities laws. The plaintiff seeks damages for the purported class. The complaints were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al. On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff. A consolidated amended complaint was filed on February 14, 2011. On April 15, 2011, defendants filed a motion to dismiss all of the claims asserted therein. Plaintiff’s response to defendants’ motion is due by June 14, 2011.

Certain of the Company’s executive officers and directors have also been named as defendants in three purported shareholder derivative lawsuits. The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, is captioned Mike Schweertmann v. David F. Carney, et al. The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, is captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al. The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, is captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al. All three complaints allege that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On March 3, 2011, the Court entered an order staying the Schweertmann action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation. On March 22, 2011, the Court entered an order staying the Lehner action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation. Defendants in the Lloyd action have been served.

The Company believes the lawsuits are without merit and intends to vigorously defend against them.

8.          PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees. The total amount of the Company’s contributions paid under its pension plan was $63 thousand and $30 thousand for the three months ended March 31, 2011 and 2010, respectively. The net periodic benefit cost was $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Index

9.           DIVIDENDS

On November 3, 2010, the Company’s Board of Directors declared an annual cash dividend of $1.00 per share of common stock outstanding, payable quarterly. The dividend was recorded as a reduction to retained earnings as of December 31, 2010 and adjusted for actual payments as of March 31, 2011. The record date for the second quarterly dividend payment of $5.6 million was March 15, 2011 and the payment date was March 31, 2011. The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2010, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2010.

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunities for introducing new programs. As of March 31, 2011, 26,667 students were enrolled at our 45 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended March 31, 2011 and 2010 was 4.6% and 5.6%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2011 and 2010 would have resulted in an increase in bad debt expense of $1.5 million in each period.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2011, goodwill represented approximately $106.7 million, or 27.9%, of our total assets.

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

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	40.6%	38.6%
Selling, general and administrative	46.7%	44.8%
Total costs and expenses	87.3%	83.4%
Operating income	12.7%	16.6%
Interest expense, net	-0.7%	-0.8%
Income before income taxes	12.0%	15.8%
Provision for income taxes	4.9%	6.3%
Net income	7.1%	9.5%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Revenue decreased by $7.1 million, or 4.7%, to $145.4 million for the quarter ended March 31, 2011 from $152.5 million for the quarter ended March 31, 2010. This decrease was primarily attributable to a 7.8% decrease in average student population to 28,449 for the quarter ended March 31, 2011, from 30,872 for the quarter ended March 31, 2010. Average revenue per student increased 3.5% for the quarter ended March 31, 2011 from the quarter ended March 31, 2010, primarily from tuition increases which ranged from 3% to 5% annually offset by a shift in program mix. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses. Our educational services and facilities expenses increased by $0.1 million, or 0.2%, to $59.0 million for the quarter ended March 31, 2011 from $58.9 million for the quarter ended March 31, 2010. This increase in educational services and facilities expenses was due to a $1.1 million, or 3.5%, increase in instructional expenses and a $0.6 million increase in depreciation expense, partially offset by a $1.6 million, or 19.8%, decrease in books and tools expense.  The increase in instructional expenses is mainly attributable to annual compensation increases for instructional personnel and the hiring of additional instructors to service both our growing student population throughout 2010 as well as our three new facilities.  The increase in depreciation expense was due to higher capital expenditures during 2010.  The decrease in books and tools expense was attributable to a 7.8% reduction in average student population resulting from a reduction in student starts of approximately 3,700 for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010.  As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 40.6% for the quarter ended March 31, 2011 from 38.6% for to the quarter ended March 31, 2010.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the quarter ended March 31, 2011 were $67.9 million, a decrease of $0.4 million, or 0.6%, from $68.3 million for the quarter ended March 31, 2010.  This decrease in our selling, general and administrative expenses was primarily due to a $2.0 million, or 5.5%, decrease in administrative expenses, partially offset by a $1.3 million, or 5.1%, increase in sales and marketing and a $0.4 million, or 5.8%, increase in student services expenses.

The decrease in administrative expenses during the quarter ended March 31, 2011 was primarily due to a $1.7 million reduction in bad debt expense and a $0.2 million reduction in administrative depreciation, partially offset by additional administration expenses at our new campuses.

The increase in sales and marketing expenses during the quarter ended March 31, 2011 was primarily due to $0.3 million in annual compensation increases for admissions personnel, a $0.7 million increase in marketing initiatives in an effort to increase our growth, and a $0.4 million in sales and marketing expenses at our new campuses.

The increase in student services was primarily the result of an addition of 15 employees within the career services, financial aid and default management departments. We increased our career services personnel to further assist our students with their job placement efforts as a result of a continuingly challenging job market.The current economic environment has also resulted in increases in our cohort default rates. As a result, we added default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students remain current in their loan payments. We also increased the number of personnel in our financial aid department in an effort to improve the efficiency of our financial aid processing.

Index

As a percentage of revenues, selling, general and administrative expenses for the quarter ended March 31, 2011 increased to 46.7% from 44.8% for the quarter ended March 31, 2010.

Our bad debt expense as a percentage of revenue was 4.6% for the quarter ended March 31, 2011 as compared to 5.6% for the same period in 2010. The reduction in bad debt as a percentage of revenue reflects our improved financial aid packaging process, which resulted in timelier processing of financial aid and greater cash collections. The number of days revenue outstanding at March 31, 2011 decreased to 18.2 days, compared to 20.8 days at March 31, 2010.  As of March 31, 2011, we had outstanding loan commitments to our students of $14.1 million as compared to $17.3 million at December 31, 2010. Loan commitments, net of interest that would be due on the loans through maturity, were $12.8 million at March 31, 2011 as compared to $15.4 million at December 31, 2010.

Net interest expense. Our net interest expense for the quarter ended March 31, 2011 was $1.1 million, a decrease of $0.1 million from the quarter ended March 31, 2010.

Income taxes. Our provision for income taxes for the quarter ended March 31, 2011 was $7.0 million, or 40.5% of pretax income, compared to $9.7 million, or 40.1% of pretax income for the quarter ended March 31, 2010. The effective tax rate increased due to shifts in state taxable income among various states.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.

The following chart summarizes the principal elements of our cash flows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$15,039	$21,155
Net cash used in investing activities	$(11,511)	$(14,404)
Net cash used in financing activities	$(25,859)	$(19,035)

At March 31, 2011, we had cash and cash equivalents of $43.7 million, representing a decrease of approximately $22.3 million as compared to $66.0 million as of December 31, 2010. This decrease is primarily due to the repayment of $20.0 million of borrowings under our credit facility during the first quarter of 2011 as well as the payment of dividends amounting to $5.6 million.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility. In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At March 31, 2011, we had net borrowings available under our $115 million credit agreement of approximately $113.1 million, including a $23.1 million sub-limit on letters of credit. The credit agreement matures on December 1, 2012.  As of March 31, 2011, we had no amounts outstanding under our credit agreement.

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

Index

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Operating Activities

Net cash provided by operating activities was $15.0 million for the three months ended March 31, 2011 as compared to $21.2 million for three months ended March 31, 2010. The $6.1 million decrease in net cash provided by operating activities primarily resulted from a reduction in net income of approximately $4.1 million. The remainder of the decrease was attributable to cash provided by other working capital items during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Investing Activities

Net cash used in investing activities decreased by $2.9 million to $11.5 million for the three months ended March 31, 2011 from $14.4 million for the three months ended March 31, 2010. This decrease was primarily attributable to a $3.0 million reduction in cash used for capital expenditures for the three months ended March 31, 2011 as compared to the same period in 2010. Our 2011 capital expenditures mainly resulted from leasehold improvements, facility expansions and relocations as well as investments in campuses, classroom furniture and shop technology.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Cincinnati (Tri-County), Ohio; and Suffield, Connecticut. In addition, we purchased a building in Denver, Colorado in 2009 which will be occupied by our existing Denver, Colorado campus once construction is complete during the third quarter of 2011. Although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt and/or issue additional debt or equity securities.

Capital expenditures are expected to continue to increase in the remainder of 2011 as we continue to construct our new Denver, Colorado facility, open a new start-up campus, upgrade and expand current equipment and facilities and expand new facilities. We anticipate capital expenditures to range from 7% to 9% of revenues in 2011 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Net cash used in financing activities increased by $6.8 million to $25.9 million for the three months ended March 31, 2011, from $19.0 million for the three months ended March 31, 2010. This increase was primarily attributable to our payment of $5.6 million of dividends during the first quarter of 2011 and a $0.7 million reduction in proceeds from the exercise of stock options in the first quarter of 2011 as compared to the same period in 2010.

On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit facility with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million.

Amounts borrowed as revolving loans under the credit facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement. The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At March 31, 2011, we had outstanding letters of credit aggregating $1.9 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases. The credit agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.

Index

The following table sets forth our long-term debt (in thousands):

	March 31,	December 31,
	2011	2010
Credit agreement	$-	$20,000
Finance obligation	9,672	9,672
Capital lease-property (a rate of 8.0%)	26,929	26,986
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	245	287
Subtotal	36,846	56,945
Less current maturities	(455)	(437)
Total long-term debt	$36,391	$56,508

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our credit agreement will provide us with adequate resources for our ongoing operations through 2011 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of March 31, 2011, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2031 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2011 (in thousands):
	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$57,113	$2,590	$5,109	$4,989	$44,425
Uncertain income taxes	100	100	-	-	-
Operating leases	184,352	23,641	45,715	39,483	75,513
Rent on finance obligation	8,415	1,463	2,927	2,927	1,098
Total contractual cash obligations	$249,980	$27,794	$53,751	$47,399	$121,036

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011, except for our letters of credit of $1.9 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality and Trends

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third and fourth quarters and student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season.We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and revenue. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

Index

90/10 Rule

The Higher Education Opportunity Act, which we refer to as the HEA or the Act, enacted in 2008, states that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue from Title IV programs. This is commonly known as the “90/10 Rule.”

We have calculated that, for our 2010 fiscal year, our institutions 90/10 Rule percentages ranged from 62.1% to 96.9%.  Our Dayton institution (consisting of a main campus and six additional locations) had a 90/10 Rule percentage of 96.9% and was our only institution with a 90/10 Rule percentage above 90%.  For 2009 and 2008, none of our institutions derived more than 90% of their revenues from Title IV Programs. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL, increased. This loan limit increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into 2011, we have seen a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that these reductions are due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students are able to finance their educations entirely from financial aid sources.  While this provides greater opportunities for our students, it also severely impacts our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the aforementioned temporary relief under the HEA for calculating 90/10 Rule compliance is scheduled to expire for loans received on or after July 1, 2011 and for institutional loans made on or after July 1, 2012.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

Cohort Default Rates

The Act limits participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans above a prescribed rate (“cohort default rate”).  The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults.

Under the Higher Education Act, an institution whose Federal Stafford Loan and Federal Direct Loan cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the Federal Stafford Loan, Federal Direct Loan, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose Federal Stafford Loan and Federal Direct Loan cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the Federal Family Education Loan and Federal Direct Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

The Act increased the measuring period for each cohort default rate calculation by one year. Starting with the 2009 cohort, the DOE will calculate both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate, which is expected to be published for each of our institutions in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements instead of the two-year rates currently used for those purposes.   If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in the Federal Direct Loan and Federal Stafford Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.   If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in the Pell, Federal Direct Loan, and Federal Stafford Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

On September 13, 2010 the DOE published final two-year cohort default rates for each of our institutions for the 2008 federal fiscal year, which rates range from 4.1% to 26.3%. As a result, one of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2008 federal fiscal year.

Index

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

On February 4, 2011 the DOE released unofficial trial three-year cohort default rates for the 2008 federal fiscal year. These unofficial rates continue to be for informational purposes only and are calculated using the abovementioned methodology for calculating three-year cohort default rates. No benefits or sanctions apply to these trial rates. The rates for our institutions under the new methodology ranged from 10.6% to 37.0% for the 2006 federal fiscal year, from 16.2% to 42.2% for the 2007 federal fiscal year and from 19.3% to 47.5% for the 2008 federal fiscal year.  In April 2011, the DOE released an announcement that it had miscalculated the unofficial trial three-year cohort default rates for the 2008 federal fiscal year and released corrected rates that range from 14.77% to 42.77%.

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

ATB Students

We have reduced the number of “ability to benefit”, or ATB, students, enrolled at our institutions by raising the mandatory minimum test scores for these students as well as requiring that all ATB students attend a multi-day orientation program prior to commencing their chosen academic program.  ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a Department of Education approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of March 31, 2011, approximately 11% of our students were classified as ATB students.  We anticipate that this percentage will decrease in 2011 and beyond.

While we are hopeful that these actions will lower the cohort default rates of our institutions as well as improve our outcomes (such as increased graduation and completion rates), the reduction in ATB students has and will continue to negatively impact our total enrollment.

Outlook

In addition to the 90/10 Rule, Cohort Default Rates and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to deteriorating student enrollments since the second quarter of 2010. This resulted in a 38.8% decrease in student starts for the quarter ended March 31, 2011 as compared to March 31, 2010. We believe that the decline in student starts as compared to prior-year periods will continue into the second quarter of 2011 but will stabilize in the second half of the year.  Our expectation is based on the fact that we have three new campuses opening in 2011 and are expanding the program offerings at our relocated Denver campus, which we expect to contribute to starts as well as more favorable year-over-year student start comparisons during the second half of the year. Although we know the number of high school students that have expressed an interest in attending our schools in the second half of 2011, we cannot predict the number that will ultimately enroll.  We have even more limited visibility with respect to future adult enrollments, as students typically enroll one month in advance of commencing classes. While we expect second half enrollments to stabilize, if they do not, our revenue could decline further, which could have a material adverse effect on our profitability.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. We have a credit agreement with a syndicate of banks. Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 4.75% (as calculated in the credit agreement) as of March 31, 2011. As of March 31, 2011, we had no outstanding borrowings under our credit agreement.

Index

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We and several executive officers have been named as defendants in two purported securities class action lawsuits. The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that we and the other defendants made false and misleading statements and failed to disclose material adverse facts about our business and prospects in violation of federal securities laws.  The plaintiff seeks damages for the purported class.  The complaints were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al.  On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff.  A consolidated amended complaint was filed on February 14, 2011. On April 15, 2011, defendants filed a motion to dismiss all of the claims asserted therein.  Plaintiff’s response to defendants’ motion is due by June 14, 2011.

Certain of the Company’s executive officers and directors have also been named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, is captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, is captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, is captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints allege that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On March 3, 2011, the Court entered an order staying the Schweertmann action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  On March 22, 2011, the Court entered an order staying the Lehner action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation. Defendants in the Lloyd action have been served.

We believe the lawsuits are without merit and intend to vigorously defend against them.

Item 1A.  RISK FACTORS

Changes in the laws applicable to Title IV Programs could reduce our student population, revenues and profit margin.

On April 15, 2011, President Obama signed H.R. 1473, the Full-Year Continuing Resolution which funds the federal government for the remainder of the 2011 fiscal year. This Continuing Resolution, among other things, permanently repeals the year-round Pell Grant beginning with the 2011-2012 award year.  The year-round program had allowed students in accelerated programs to obtain two Pell Grants in a single award year. As a result of the repeal, students may obtain only one Pell Grant per award year. This change may impact our students’ ability to finance their education and/or affect their decision to attend our institutions, which could have a material adverse effect on our business and results of operations.

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

10.2	Consulting Agreement, dated December 9, 2010, between the Company and David F. Carney (7).

10.3	Employment Agreement, dated as of January 17, 2011, between the Company and Scott M. Shaw (8).

10.4	Employment Agreement, dated as of January 17, 2011, between the Company and Cesar Ribeiro (8).

10.5	Employment Agreement, dated as of January 17, 2011, between the Company and Shaun E. McAlmont (8).

10.6	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.7	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.9	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.10	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.11	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan (4).

10.12	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan (4).

10.13	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.14
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, UGPE Partners Inc. and Merion Investment Partners, L.P (6).

Index

10.15
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, Merion Investment Partners, L.P. and, for certain limited purposes only, UGPE Partners Inc (6).

10.16	Stock Purchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

31.1 *	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of President & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed December 7, 2009.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(7)	Incorporated by reference to the Company’s Form 8-K filed December 9, 2010.

(8)	Incorporated by reference to the Company’s Form 8-K filed January 21, 2011.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 6, 2011	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)