Form 10-Q
period 2011-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2011-08-05
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011, there were 22,620,099 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,291	$65,995
Restricted cash	1	694
Accounts receivable, less allowance of $20,560 and $24,960 at June 30, 2011 and December 31, 2010, respectively	20,413	33,697
Inventories	3,221	3,555
Prepaid income taxes	12,525	-
Deferred income taxes, net	9,838	11,057
Prepaid expenses and other current assets	2,453	2,494
Total current assets	78,742	117,492

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $116,350 and $111,164 at June 30, 2011and December 31, 2010, respectively	180,880	172,431

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,662 and $2,033 at June 30, 2011 and December 31, 2010, respectively	5,565	6,807
Deferred finance charges, net	806	987
Deferred income taxes, net	1,856	1,524
Goodwill	106,709	106,709
Other assets, net	5,885	6,872
Total other assets	120,821	122,899
TOTAL	$380,443	$412,822

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30, 2011	December 31, 2010

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$476	$437
Unearned tuition	49,693	50,944
Accounts payable	19,638	25,617
Accrued expenses	16,093	26,071
Dividends payable	5,647	16,650
Advanced payments from federal funds	67	578
Income taxes payable	-	1,044
Other short-term liabilities	528	327
Total current liabilities	92,142	121,668

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	36,271	56,508
Pension plan liabilities, net	3,182	2,816
Accrued rent	8,063	7,758
Other long-term liabilities	1,200	1,587
Total liabilities	140,858	190,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, no par value - authorized 100,000,000 shares at June 30, 2011and December 31, 2010, issued and outstanding 28,499,673 shares at June 30, 2011and 28,109,987 shares at December 31, 2010	140,954	140,726
Additional paid-in capital	19,213	17,378
Treasury stock at cost - 5,910,541 shares at June 30, 2011 and December 31, 2010, respectively	(82,860)	(82,860)
Retained earnings	167,026	151,989
Accumulated other comprehensive loss	(4,748)	(4,748)
Total stockholders' equity	239,585	222,485
TOTAL	$380,443	$412,822

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUE	$128,224	$152,795	$273,582	$305,261
COSTS AND EXPENSES:
Educational services and facilities	54,619	58,118	113,635	116,987
Selling, general and administrative	64,237	71,705	132,124	139,978
Loss (gain) on sale of assets	30	(11)	9	(7)
Total costs & expenses	118,886	129,812	245,768	256,958
OPERATING INCOME	9,338	22,983	27,814	48,303
OTHER:
Interest income	2	19	5	21
Interest expense	(1,094)	(1,101)	(2,186)	(2,296)
Other income	8	48	13	48
INCOME BEFORE INCOME TAXES	8,254	21,949	25,646	46,076
PROVISION FOR INCOME TAXES	3,324	8,754	10,360	18,420
NET INCOME	$4,930	$13,195	$15,286	$27,656
Basic
Net income per share	$0.22	$0.51	$0.70	$1.08
Diluted
Net income per share	$0.22	$0.50	$0.68	$1.05
Weighted average number of common shares outstanding:
Basic	21,990	25,780	21,966	25,670
Diluted	22,561	26,439	22,490	26,387

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2011	28,109,987	$140,726	$17,378	$(82,860)	$151,989	$(4,748)	$222,485
Net income	-	-	-	-	15,286	-	15,286
Stock-based compensation expense
Restricted stock	382,196	-	1,943	-	-	-	1,943
Stock options	-	-	187	-	-	-	187
Tax benefit of options exercised	-	-	83	-	-	-	83
Net share settlement for equity-based compensation	(24,527)	-	(378)	-	-	-	(378)
Cash dividend declared true up	-	-	-	-	(249)	-	(249)
Exercise of stock options	32,017	228	-	-	-	-	228
BALANCE - June 30, 2011	28,499,673	$140,954	$19,213	$(82,860)	$167,026	$(4,748)	$239,585

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,286	$27,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,688	13,220
Amortization of deferred finance charges	181	179
Deferred income taxes	887	55
Loss (gain) on disposition of assets	9	(7)
Provision for doubtful accounts	14,119	18,469
Stock-based compensation expense	2,130	1,247
Tax benefit associated with exercise of stock options	(83)	(1,495)
Deferred rent	437	659
(Increase) decrease in assets:
Accounts receivable	407	(15,248)
Inventories	334	(492)
Prepaid expenses and current assets	(741)	1,058
Other assets	531	(1,054)
Increase (decrease) in liabilities:
Accounts payable	(2,858)	(941)
Prepaid income taxes	(13,486)	(13,985)
Accrued expenses	(10,110)	(3,116)
Pension plan liabilities	(133)	(144)
Advance from federal funds	(511)	(545)
Unearned tuition	(1,251)	(991)
Other liabilities	313	410
Total adjustments	3,863	(2,721)
Net cash provided by operating activities	19,149	24,935
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	693	489
Capital expenditures	(24,057)	(24,135)
Proceeds from sale of property and equipment	28	11
Net cash used in investing activities	(23,336)	(23,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(20,000)	(20,000)
Proceeds from exercise of stock options	228	2,791
Tax benefit associated with exercise of stock options	83	1,495
Net share settlement for equity-based compensation	(378)	(128)
Dividends paid	(11,252)	-
Principal payments under capital lease obligations	(198)	(195)
Purchase of treasury stock	-	(3,149)
Net cash used in financing activities	(31,517)	(19,186)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,704)	(17,886)
CASH AND CASH EQUIVALENTS—Beginning of period	65,995	46,076
CASH AND CASH EQUIVALENTS—End of period	$30,291	$28,190

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

Six Months Ended June 30,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 2,090	$ 1,978
Income taxes	$ 23,057	$ 32,594
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for the purchase of fixed assets	$ 2,476	$ 3,162

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements which should be read in conjunction with the December 31, 2010 consolidated financial statements of the Company reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, stock-based compensation, income taxes, benefit plans and certain accruals and contingencies.  Actual results could differ from those estimates.

Stock-Based Compensation –The accompanying condensed consolidated statements of income include stock-based compensation expense of approximately $0.8 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $2.1 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and believes none will have any material impact on the Company’s condensed consolidated financial statements.

Index

2.             WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the three and six months ended June 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic shares outstanding	21,989,756	25,779,597	21,966,466	25,669,611
Dilutive effect of stock options	571,582	659,604	523,226	717,819
Diluted shares outstanding	22,561,338	26,439,201	22,489,692	26,387,430

For the three and six months ended June 30, 2011 and 2010, options to acquire 304,333 and 46,000 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported earnings per share would have been antidilutive.

Because certain performance conditions have not been met with respect to the Company’s performance shares, the Company has determined these shares to be contingently issuable on April 29, 2011.  As a result 134,131 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2011.

3.             GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2011 is as follows:

Goodwill	$115,303
Accumulated impairment losses	(8,594)
$106,709

There have been no changes in the carrying amount of goodwill from December 31, 2010 through June 30, 2011.

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense. Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2010	$4,827	$660	$839	$2,307	$1,150	$2,181	$11,964
Gross carrying amount at June 30, 2011	4,827	660	839	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2010	4,824	-	503	-	505	1,478	7,310
Amortization	3	-	45	-	57	345	450
Accumulated amortization at June 30, 2011	4,827	-	548	-	562	1,823	7,760

Net carrying amount at June 30, 2011	$-	$660	$291	$2,307	$588	$358	$4,204

Weighted average amortization period (years)	2	Indefinite	4	Indefinite	10	3

Index

Amortization of intangible assets was approximately $0.2 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $0.5 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remaining of 2011	$432
2012	232
2013	181
2014	160
2015	91
Thereafter	141

$1,237

4.             LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30, 2011	December 31, 2010
Credit agreement (a)	$-	$20,000
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	26,871	26,986
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	204	287
	36,747	56,945
Less current maturities	(476)	(437)
	$36,271	$56,508

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate,” as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one month of the Euro Dollar Rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At June 30, 2011 and December 31, 2010, the Company had outstanding letters of credit aggregating $0.5 million which were primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of June 30, 2011, the Company was in compliance with the covenants contained in the credit agreement.

As of June 30, 2011, the Company had no amounts outstanding under the Credit Agreement.  As of December 31, 2010, the Company had a total of $20.0 million outstanding under its Credit Agreement.  During the six months ended June 30, 2011, the Company repaid $20.0 million under its Credit Facility. The interest rate on borrowings under the Credit Facility during the six months ended June 30, 2011 was 4.75%.

Index

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retains a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. The lease expiration date is December 31, 2016.

(c) In 2009, the Company assumed real estate capital leases in Fern Park, Florida and Hartford, Connecticut.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

5.             STOCKHOLDERS’ EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received awards of restricted shares of common stock.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.  As of June 30, 2011, there were a total of 774,456 restricted shares awarded and 251,261 shares vested under the LTIP. The restricted shares granted prior to February 23, 2011 vest ratably on the first through fifth anniversary of the grant date. The restricted shares granted on February 23, 2011 vest ratably on the grant date and the first through fourth anniversary of the grant date.  On April 29, 2011, 134,131 performance-based shares were granted which vest over four years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2011 and ending December 31, 2014 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2011, 2012, 2013 and 2014.  There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares.  The recognized restricted stock expense for the three months ended June 30, 2011 and 2010 was $0.6 million and $0.3 million, respectively, and for the six months ended June 30, 2011 and 2010 was $1.6 million and $0.7 million, respectively. The unrecognized restricted stock expense under the LTIP as of June 30, 2011 and December 31, 2010 was $7.4 million and $3.4 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  Beginning in 2010, all new awards of common stock granted under the Non-Employee Directors Plan vest on the first anniversary of the grant date.  As of June 30, 2011, there were a total of 155,641 shares awarded less 5,035 shares canceled and 114,907 shares vested under the Non-Employee Directors Plan.  The recognized restricted stock expense for the three months ended June 30, 2011 and 2010 was $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2011 and 2010 was $0.3 million and $0.3 million respectively.  The unrecognized restricted stock expense under the Non-Employee Directors Plan as of June 30, 2011 and December 31, 2010 was $0.5 million and $0.3 million, respectively.

For the six months ended June 30, 2011 and 2010, the Company completed a net share settlement for 24,527 and 5,641 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2011 and/or 2010, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a decrease of approximately $0.4 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

Index

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate intrinsic Value (in thousands)
Outstanding December 31, 2010	720,940	14.59	5.14 years	$2,095
Canceled	(10,667)	18.97
Exercised	(32,017)	7.14		282

Outstanding June 30, 2011	678,256	14.87	4.68 years	2,451

Vested or expected to vest	660,057	14.73	4.57 years	2,449

Exercisable as of June 30, 2011	587,261	14.05	4.05 years	2,439

As of June 30, 2011, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.4 million.  This amount will be expensed over the weighted-average period of approximately 2.09 years.

The following table presents a summary of stock options outstanding:

	At June 30, 2011
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	88,047	0.58	$3.10	88,047	$3.10
$4.00-$13.99	149,626	6.09	11.96	149,626	11.96
$14.00-$19.99	297,083	4.73	16.36	260,088	15.94
$20.00-$25.00	143,500	5.62	22.04	89,500	22.82

	678,256	4.68	14.87	587,261	14.05

6.             INCOME TAXES

The effective tax rate for the three months ended June 30, 2011 and 2010 was 40.3% and 39.9%, respectively, and for the six months ended June 30, 2011 and 2010 was 40.4% and 40.0%, respectively.

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

The Company and several executive officers have been named as defendants in two purported securities class action lawsuits.  The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that the Company and the other defendants made false and misleading statements and failed to disclose material adverse facts about the Company’s business and prospects in violation of federal securities laws.  The plaintiff seeks damages for the purported class.  The complaints were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al.  On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff.  A consolidated amended complaint was filed on February 14, 2011.  On April 15, 2011, defendants filed a motion to dismiss all of the claims asserted therein.  That motion has been fully briefed and is currently pending before the Court.

Index

Certain of the Company’s executive officers and directors have also been named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, is captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, is captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, is captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints allege that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On March 3, 2011, the Court entered an order staying the Schweertmann action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  On March 22, 2011, the Court entered an order staying the Lehner action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  On June 3, 2011, defendants in the Lloyd action filed a motion to temporarily stay all proceedings in that case pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  That motion has been fully briefed and is currently pending before the Court.

The Company believes the lawsuits are without merit and intends to vigorously defend against them.

On May 18, 2011, the Company received a subpoena duces tecum from the Attorney General of the State of New York relating to their investigation of whether the Company and certain of its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the subpoena duces tecum, the Attorney General has requested from the Company and certain of its academic institutions documents and detailed information for the time period beginning May 17, 2005 to the present.  The Company is cooperating with the New York State Attorney General with this request.

8.             PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.1 million for the six months ended June 30, 2011 and 2010, respectively.  The net periodic benefit cost was $0.3 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.

9.             DIVIDENDS

On November 3, 2010, the Company’s Board of Directors declared an annual cash dividend of $1.00 per share of common stock outstanding, payable quarterly.  The dividend was recorded as a reduction to retained earnings as of December 31, 2010 and adjusted for actual payments as of December 31, 2010, March 31, 2011 and June 30, 2011.  The record date for the third quarterly dividend payment of $5.6 million was June 15, 2011 and the payment date was June 30, 2011.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunities for introducing new programs. As of June 30, 2011, 22,262 students were enrolled at our 45 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

Critical Accounting Policies and Estimates

Our discussions of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, income taxes and certain accruals and contingencies.  Actual results could differ from those estimates.  The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended June 30, 2011 and 2010 was 5.8% and 6.6%, respectively, and for the six months ended June 30, 2011 and 2010 was 5.2% and 6.1%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended June 30, 2011 and 2010 would have resulted in an increase in bad debt expense of $1.3 million and $1.5 million, respectively, and for the six months ended June 30, 2011 and 2010 would have resulted in an increase in bad debt expense of $2.7 million and $3.1 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of June 30, 2011, goodwill represented approximately $106.7 million, or 28.0%, of our total assets.

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

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.6%	38.0%	41.5%	38.3%
Selling, general and administrative	50.1%	46.9%	48.3%	45.9%
Total costs and expenses	92.7%	85.0%	89.8%	84.2%
Operating income	7.3%	15.0%	10.2%	15.8%
Interest expense, net	-0.9%	-0.7%	-0.8%	-0.7%
Income before income taxes	6.4%	14.4%	9.4%	15.1%
Provision for income taxes	2.6%	5.7%	3.8%	6.0%
Net income	3.8%	8.6%	5.6%	9.1%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue.    Revenue decreased by $24.6 million, or 16.1%, to $128.2 million for the quarter ended June 30, 2011 from $152.8 million for the quarter ended June 30, 2010.  This decrease was primarily attributable to a 20.2% decrease in average student population to 24,711 for the quarter ended June 30, 2011, from 30,965 for the quarter ended June 30, 2010.

The decrease in average student population is due to adjustments in our business model to better align with the Department of Education’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule.  As part of these measures we have implemented a more selective student enrollment policy to ensure that we enroll students that demonstrate a strong ability to achieve successful student outcomes, including higher graduation rates, repayment rates and lower student debt levels.  We have also restructured certain programs and altered program offerings at some of our campuses which resulted in lower financial aid funding availability and higher student cash contributions during the quarter.  These changes, coupled with the current economic conditions, have resulted in a significant decline in student starts at these campuses. We believe these changes will lead to improvement in our 90/10 ratios and facilitate our compliance with the 90/10 rule.

Average revenue per student increased 5.2% for the quarter ended June 30, 2011 from the quarter ended June 30, 2010, primarily from tuition increases which ranged from 3% to 5% annually and from changes to some of our program offerings which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses decreased by $3.5 million, or 6.0%, to $54.6 million for the quarter ended June 30, 2011 from $58.1 million for the quarter ended June 30, 2010. This decrease in educational services and facilities expenses was due to a $2.9 million, or 41.2%, decrease in books and tools expense, a $0.5 million, or 1.7% decrease in instructional expenses and a $0.3 million, or 2.6%, decrease in facilities expense.  The decrease in educational services and facilities expenses was partially offset by a $0.3 million, or 4.7% increase in depreciation expense.

The decrease in books and tools expense was attributable to a reduction in average student population resulting from a decline in student starts of approximately 3,900 for the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010 as well as the timing of class starts.  The decrease in instructional expenses was due to a reduction in the number of instructors at all of our campuses except our three new campuses.  Facilities expenses partially decreased as a result of rent savings in connection with two relocated campuses in 2010, partially offset by additional facility expenses at our three new campuses.  The increase in depreciation expense was due to higher capital expenditures in 2010.

We strive to always align our costs and expenses throughout the year to our student population.  As our population increases or decreases we align our personnel and our expenses accordingly to meet the needs of our existing population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 42.6% for the quarter ended June 30, 2011 from 38.0% for the quarter ended June 30, 2010.

Index

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the quarter ended June 30, 2011 were $64.2 million, a decrease of $7.5 million, or 10.4%, from $71.7 million for the quarter ended June 30, 2010.  The decrease in our selling, general and administrative expenses was primarily due to a $3.9 million, or 10.1%, decrease in administrative expenses and a $3.6 million, or 13.8%, decrease in sales and marketing.

The decrease in administrative expenses was primarily due to a $2.6 million reduction in bad debt expense and a $2.5 million reduction in compensation and benefits.  These reductions were offset by additional administration expenses at our three new campuses and implementation costs in connection with the new financial accounting system.

The decrease in sales and marketing expenses during the quarter ended June 30, 2011 was mainly due to a $3.1 million decrease in marketing initiatives, partially offset by $0.4 million of additional marketing costs for our three new campuses.  In addition, sales compensation and benefits expenses declined $0.7 million offset by $0.4 million of additional sales expenses for our three new campuses.

We strive to align our costs and expenses throughout the year to our student population.  As our population increases or decreases we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a percentage of revenues, selling, general and administrative expenses for the quarter ended June 30, 2011 increased to 50.1% from 46.9% for the quarter ended June 30, 2010.

Our bad debt expense as a percentage of revenue was 5.8% for the quarter ended June 30, 2011 as compared to 6.6% for the same period in 2010.   The reduction in bad debt as a percentage of revenue reflects our improved financial aid packaging process, which resulted in more timely processing of financial aid and greater cash collections.  The number of days revenue outstanding at June 30, 2011 decreased to 18.4 days, compared to 23.6 days at June 30, 2010.  As of June 30, 2011, we had outstanding loan commitments to our students of $16.7 million as compared to $14.1 million at March 31, 2011.  Loan commitments, net of interest that would be due on the loans through maturity, were $14.4 million at June 30, 2011 as compared to $12.8 million at March 31, 2011.

Net interest expense.    Our net interest expense for the quarter ended June 30, 2011 was $1.1 million, essentially flat compared to the quarter ended June 30, 2010.

Income taxes.    Our provision for income taxes for the quarter ended June 30, 2011 was $3.3 million, or 40.3% of pretax income, compared to $8.8 million, or 39.9% of pretax income for the quarter ended June 30, 2010. The effective tax rate increased due to shifts in state taxable income among various states.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue.    Revenue decreased by $31.7 million, or 10.4%, to $273.6 million for the six months ended June 30, 2011 from $305.3 million for the six months ended June 30, 2010.  This decrease was primarily attributable to a 14.0% decrease in average student population to 26,580 for the six months ended June 30, 2011, from 30,919 for the six months ended June 30, 2010.

The decrease in average student population is due to adjustments in our business model to better align with the Department of Education’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule.  As part of these measures we have implemented a more selective student enrollment policy to ensure that we enroll students that demonstrate a strong ability to achieve successful student outcomes, including higher graduation rates, repayment rates and lower student debt levels.  We have also restructured certain programs and altered program offerings at some of our campuses which resulted in lower financial aid funding availability and higher student cash contributions during the quarter.  These changes, coupled with the current economic conditions, have resulted in a significant decline in student starts at these campuses. We believe these changes will lead to improvement in our 90/10 ratios and facilitate our compliance with the 90/10 rule.

Average revenue per student increased 4.3% for the six months ended June 30, 2011 from the six months ended June 30, 2010, primarily from tuition increases which ranged from 3% to 5% annually and from changes to some of our program offerings which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses decreased by $3.4 million, or 2.9%, to $113.6 million for the six months ended June 30, 2011 from $117.0 million for the six months ended June 30, 2010. This decrease in educational services and facilities expenses was due to a $4.5 million, or 29.9%, decrease in books and tools expense, a $0.4 million, or 1.3%, decrease in facilities expense offset by a $0.6 million, or 0.9% increase in instructional expenses and a $0.9 or 7.6% increase in depreciation expense.

Index

The decrease in books and tools expense was attributable to a reduction in average student population resulting from a reduction in student starts of approximately 7,600 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  The increase in instructional expenses is mainly attributable to annual compensation increases for instructional personnel and the hiring of instructors for our three new campuses partially offset by lower classroom equipment and furniture expenses.

Facilities expense partially decreased as a result of rent savings in connection with two relocated campuses in 2010 partially offset by facility expenses at our new campuses.  The increase in depreciation expense was due to higher capital expenditures during 2010-2011.

We strive to align our costs and expenses throughout the year to our student population.  As our population increases or decreases we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 41.5% for the six months ended June 30, 2011 from 38.3% for the six months ended June 30, 2010.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the six months ended June 30, 2011 were $132.1 million, a decrease of $7.9 million, or 5.6%, from $140.0 million for the six months ended June 30, 2010.  This decrease in our selling, general and administrative expenses was primarily due to a $5.9 million, or 7.8%, decrease in administrative expenses and a $2.4 million, or 4.6%, decrease in sales and marketing, offset by a $0.4 million increase in student services.

The decrease in administrative expenses during the six months ended June 30, 2011 was primarily due to a $4.4 million reduction in bad debt expense and a $3.0 million reduction in compensation and benefits, partially offset by $0.8 million of additional administration expenses at our three new campuses and implementation costs in connection with the new financial accounting system.  Administrative depreciation expense also decreased $0.4 million mainly due to amortization of intangibles.

The decrease in sales and marketing expenses during the six months ended June 30, 2011 was due to a $2.4 million decrease in marketing initiatives partially offset by $0.6 million of additional marketing costs for our three new campuses as well as a $0.9 million reduction in sales compensation and benefits, partially offset by $0.3 million of additional sales expenses for our three new campuses.

Student services expenses increased due to higher compensation incurred during the first quarter of 2011 and additional student services expenses at our three new campuses.

We strive to align our costs and expenses throughout the year to our student population.  As our population increases or decreases we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a percentage of revenues, selling, general and administrative expenses for the six months ended June 30, 2011 increased to 48.3% from 45.9% for the six months ended June 30, 2010.

Our bad debt expense as a percentage of revenue was 5.2% for the six months ended June 30, 2011 as compared to 6.1% for the same period in 2010.   The reduction in bad debt as a percentage of revenue reflects our improved financial aid packaging process, which resulted in more timely processing of financial aid and greater cash collections.  The number of days revenue outstanding at June 30, 2011 decreased to 17.2 days, compared to 23.5 days at June 30, 2010.  As of June 30, 2011, we had outstanding loan commitments to our students of $16.7 million as compared to $17.3 million at December 31, 2010.  Loan commitments, net of interest that would be due on the loans through maturity, were $14.4 million at June 30, 2011 as compared to $15.4 million at December 31, 2010.

 Net interest expense.    Our net interest expense for the six months ended June 30, 2011 was $2.2 million, essentially flat compared to the six months ended June 30, 2010.

Income taxes.    Our provision for income taxes for the six months ended June 30, 2011 was $10.0 million, or 40.4% of pretax income, compared to $18.4 million, or 40.0% of pretax income for the six months ended June 30, 2010. The effective tax rate increased due to shifts in state taxable income among various states.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.

Index

The following chart summarizes the principal elements of our cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$19,149	$24,935
Net cash used in investing activities	$(23,336)	$(23,635)
Net cash used in financing activities	$(31,517)	$(19,186)

At June 30, 2011, we had cash and cash equivalents of $30.3 million, representing a decrease of approximately $35.7 million as compared to $66.0 million as of December 31, 2010.  This decrease is primarily due to the repayment of $20.0 million of borrowings under our credit facility during the first quarter of 2011 as well as the payment of dividends amounting to $11.3 million.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At June 30, 2011, we had net borrowings available under our $115 million credit agreement of approximately $114.5 million, including a $24.5 million sub-limit on letters of credit.  The credit agreement matures on December 1, 2012.  As of June 30, 2011, we had no amounts outstanding under our credit agreement.

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

Operating Activities

Net cash provided by operating activities was $19.1 million for the six months ended June 30, 2011 as compared to $24.9 million for six months ended June 30, 2010.  The $5.8 million decrease in net cash provided by operating activities primarily resulted from a reduction in net income of approximately $12.4 million. The decrease was partially offset by a decrease in tax payments of $9.5 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Investing Activities

Net cash used in investing activities decreased by $0.3 million to $23.3 million for the six months ended June 30, 2011 from $23.6 million for the six months ended June 30, 2010. Our 2011 capital expenditures mainly resulted from leasehold improvements, facility expansions and relocations as well as investments in campuses, classroom furniture and shop technology.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Cincinnati (Tri-County), Ohio; and Suffield, Connecticut. In addition, we purchased a building in Denver, Colorado in 2009 which became occupied by our existing Denver, Colorado campus beginning in the third quarter of 2011.  Although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt and/or issue additional debt or equity securities.

Index

Capital expenditures are expected to decrease in the remainder of 2011 as we have completed construction at our new Denver, Colorado facility and a new start-up campus. We anticipate capital expenditures to range from 7% to 9% of revenues in 2011 and expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Net cash used in financing activities increased by $12.3 million to $31.5 million for the six months ended June 30, 2011, from $19.2 million for the six months ended June 30, 2010. This increase was primarily attributable to our payment of $11.3 million of dividends during the six months ended June 30, 2011 and a $4.0 million reduction in proceeds from the exercise of stock options and tax benefit associated with the exercise of stock options during the six months ended June 30, 2011 as compared to the same period in 2010.  This increase was offset by the purchase of $3.1 million of our common stock during the six months ended June 30, 2010.

On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit facility with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million.

Amounts borrowed as revolving loans under the credit facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement.  The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At June 30, 2011, we had outstanding letters of credit aggregating $0.5 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

The following table sets forth our long-term debt (in thousands):

	June 30, 2011	December 31, 2010
Credit agreement	$-	$20,000
Finance obligation	9,672	9,672
Capital lease-property (a rate of 8.0%)	26,871	26,986
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	204	287
Subtotal	36,747	56,945
Less current maturities	(476)	(437)
Total long-term debt	$36,271	$56,508

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our credit agreement will provide us with adequate resources for our ongoing operations through 2011 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of June 30, 2011, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Index

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$56,472	$2,624	$5,058	$4,970	$43,820
Uncertain income taxes	100	100	-	-	-
Operating leases	176,973	23,252	44,158	38,319	71,244
Rent on finance obligation	8,049	1,463	2,927	2,927	732
Total contractual cash obligations	$241,594	$27,439	$52,143	$46,216	$115,796

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011, except for our letters of credit of $0.5 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Update Regarding Regulatory Matters

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

On January 11, 2011, the DOE notified our Philadelphia, Pennsylvania campus that an on-site Program Review was scheduled to begin on January 31, 2011.  The Program Review assessed the Philadelphia campus’s administration of Title IV, HEA programs for the 2009-10 and 2010-11 award years.  The Program Review concluded on February 4, 2011.  The DOE issued a Program Review Report dated February 24, 2011, and the institution responded to the report on March 28, 2011.   On April 14, 2011, the DOE issued a Final Program Review Determination (FPRD) report that closed the Program Review.  No monetary liabilities were asserted in the FPRD.

On February 28, 2011, the DOE notified our Dayton, Ohio campus that an on-site Program Review was scheduled to begin on March 28, 2011.   The Program Review assessed the institution’s administration of the Title IV, HEA programs for the 2009-2010 and 2010-2011 award years.  The Program Review concluded on April 1, 2011.  The DOE issued an Expedited Final Program Review Determination Letter dated June 3, 2011, that closed the Program Review without the need for additional information from the Dayton, Ohio institution.   No monetary liabilities were asserted in the Expedited Final Program Review Determination Letter.

On July 11, 2011, the DOE notified our Grand Prairie, Texas campus that an on-site Program Review was scheduled to begin on July 25, 2011.  The Program Review assessed the institution’s administration of the Title IV, HEA programs in which it participates for the 2010-2011 award year.  The Program Review concluded on July 28, 2011.   The DOE will issue a Program Review Report in the near future to the Grand Prairie campus on its assessment of its administration of Title IV, HEA programs.

On July 15, 2011, the Texas Workforce Commission (“TWC”) notified our Grand Prairie, Texas campus that TWC intends to place the campus on a conditional certificate effective July 30, 2011 because two of its educational programs did not meet the minimum rate of employment for the 2008-2009 and 2009-2010 reporting years.  The conditional certificate will require the campus to submit to TWC by August 15, 2011 a program improvement plan for the two programs.  If the two programs do not meet the minimum rate of employment for the 2010-2011 reporting period, which is reported to TWC on December 1, 2011, TWC will revoke the approval of the programs and require the campus to cease new enrollments in the two programs and to teach-out the remaining students.

Index

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

We have calculated that, for our 2010 fiscal year, our institutions’ 90/10 Rule percentages ranged from 62.1% to 96.9%.  Our Dayton institution (consisting of a main campus and six additional locations) had a 90/10 Rule percentage of 96.9% and was our only institution with a 90/10 Rule percentage above 90%.  For 2009 and 2008, none of our institutions derived more than 90% of their revenues from Title IV Programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL, increased. This loan limit increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into 2011, we have seen a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that these reductions are due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students are able to finance their educations entirely from financial aid sources.  While this provides greater opportunities for our students, it also severely impacts our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the aforementioned temporary relief under the HEA for calculating 90/10 Rule compliance expired for loans received on or after July 1, 2011 and is scheduled to expire for institutional loans made on or after July 1, 2012.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

On September 13, 2010, the DOE published final two-year cohort default rates for each of our institutions for the 2008 federal fiscal year, which rates range from 4.1% to 26.3%.  As a result, one of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2008 federal fiscal year.

On February 14, 2011, the DOE issued draft two-year cohort default rates for the 2009 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2011.  The draft 2009 rates for our institutions ranged from 10.6% to 35.7%.  Our Philadelphia, PA, Grand Prairie, TX, Melrose Park, IL, Denver, CO and Somerville, MA institutions had cohort default rates over 25%.  We plan to appeal our 2009 draft rates. If the final 2009 fiscal year cohort default rate for Grand Prairie is 25% or greater, then the rate would be the institution’s second consecutive fiscal year cohort default rate of 25% or greater.  None of the other four institutions with a draft 2009 rate of 25% or greater had a cohort default rate of 25% or greater for the 2008 fiscal year.

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

While we strive to improve the cohort default rates for each of our institutions, the current economic climate, combined with the demographics of the students that we traditionally serve, makes this objective even more challenging.  As a result, we have significantly increased our default management personnel to help enhance the financial literacy of our students and graduates, with the goal of helping students stay current in their loan payments. We have also engaged third-party consultants to assist those institutions who have historically had the highest cohort default rates.

Gainful Employment

On June 13, 2011, the DOE published final regulations in the Federal Register regarding gainful employment that take effect on July 1, 2012 and apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. Such educational programs would include all of the Title IV-eligible educational programs at each of our institutions.  The gainful employment regulations will, among other things, measure each educational program against threshold benchmarks in each of three debt measure categories:  (1) an annual loan repayment rate, (2) an annual debt-to-annual earnings ratio, and (3) an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions.  If an educational program fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other things, disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repaying their loans, disclose the options available to the student if the program loses eligibility for Title IV funds, and disclose resources available to research other educational options and compare program costs.  If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years. We have analyzed the available data to assess the potential impact of the new gainful employment regulations on each of our institutions and educational programs.  Although we have not identified to date any material number of educational programs that we believe are likely to lose eligibility under the new regulations’ threshold benchmarks, if the data were to change unfavorably, the new regulations could nonetheless have a material adverse effect on our business and operations by requiring us to eliminate certain educational programs, and the new disclosure requirements and related components of the new regulations could have a material adverse effect on the rate at which students enroll in our programs.

ATB Students

We have reduced the number of “ability to benefit”, or ATB, students, enrolled at our institutions by raising the mandatory minimum test scores for these students as well as requiring that all ATB students attend a multi-day orientation program prior to commencing their chosen academic program.  ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a Department of Education approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of June 30, 2011, approximately 9% of our students were classified as ATB students.  We anticipate that this percentage will decrease in 2011 and beyond.

Index

While we are hopeful that these actions will lower the cohort default rates of our institutions as well as improve our outcomes (such as increased graduation and completion rates), the reduction in ATB students has and will continue to negatively impact our total enrollment.

Outlook

In addition to the 90/10 Rule, Cohort Default Rates, Gainful Employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to deteriorating student enrollments since the second quarter of 2010. This resulted in a 42.9% decrease in student starts for the six months ended June 30, 2011 as compared to June 30, 2010.  We believe that the decline in student starts as compared to prior-year periods will decelerate in the second half of the year but we cannot accurately predict to what degree.  Our expectation is based on the fact that we have three new campuses opening in 2011 and are expanding the program offerings at our relocated Denver campus, which we expect to contribute to starts as well as more decelerate year-over-year student start comparisons during the second half of the year.

For the first six months of 2011, our actual results have not met our expectations and the rate of decline in student starts in the second quarter accelerated from the first quarter of 2011.  As we enter the second half of the year we still expect the rate of deceleration to improve but we have limited visibility into the number of prospective students.  Although we know the number of high school students that have expressed an interest in attending our schools in the second half of 2011, we cannot predict the number that will ultimately enroll.  We have even more limited visibility with respect to future adult enrollments, as students typically enroll one month in advance of commencing classes.  While we expect second half enrollments to improve, if they do not, our revenue could decline further, which could have a material adverse effect on our profitability.

In addition, these changes, individually or in the aggregate, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 4.75% (as calculated in the credit agreement) as of June 30, 2011.  As of June 30, 2011, we had no outstanding borrowings under our credit agreement.

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

We and several executive officers have been named as defendants in two purported securities class action lawsuits.  The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that we and the other defendants made false and misleading statements and failed to disclose material adverse facts about our business and prospects in violation of federal securities laws.  The plaintiff seeks damages for the purported class.  The complaints were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al.  On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff.  A consolidated amended complaint was filed on February 14, 2011.  On April 15, 2011, defendants filed a motion to dismiss all of the claims asserted therein. That motion has been fully briefed and is currently pending before the Court.

Certain of the Company’s executive officers and directors have also been named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, is captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, is captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, is captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints allege that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On March 3, 2011, the Court entered an order staying the Schweertmann action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  On March 22, 2011, the Court entered an order staying the Lehner action pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  On June 3, 2011, defendants in the Lloyd action filed a motion to temporarily stay all proceedings in that case pending the resolution of defendants’ motion to dismiss in In re Lincoln Educational Services Corp. Securities Litigation.  That motion has been fully briefed and is currently pending before the Court.

We believe the lawsuits are without merit and intend to vigorously defend against them.

On May 18, 2011, we received a subpoena duces tecum from the Attorney General of the State of New York relating to their investigation of whether we and certain of our academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the subpoena duces tecum, the Attorney General has requested from us and certain of our academic institutions documents and detailed information for the time period May 17, 2005 to the present.  We are cooperating with the New York State Attorney General with this request.

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

The DOE published two Notices of Proposal Rulemaking in the Federal Register in June 2010 and July 2010 which proposed new regulations related to Title IV program integrity issues.  The DOE issued final regulations on October 29, 2010 addressing each of these topics, except for regulations imposing additional eligibility requirements on educational programs subject to the DOE requirement of preparing students for gainful employment in a recognized occupation.  The topics covered in the final regulations published on October 29, 2010, which have a general effective date of July 1, 2011, include, but are not limited to:  revisions to the incentive compensation rule, significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in the October 2010 final regulations also include a new federal definition of a “credit hour” for federal student aid purposes, which new definition may result in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  The implementation of all of the October 2010 final regulations has required us to change our practices to comply with these requirements. The implementation of these regulatory changes could continue to have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

Index

On June 13, 2011, the DOE published final regulations regarding gainful employment that take effect on July 1, 2012 and apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation, which will include all of the Title IV-eligible educational programs at each of our institutions.  The gainful employment regulations will, among other things, measure each educational program against threshold benchmarks in each of three debt measure categories:  (1) an annual loan repayment rate, (2) an annual debt-to-annual earnings ratio, and (3) an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and will be based on data that may not be readily accessible to institutions.  If an educational program fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other things, disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repaying their loans, disclose the options available to the student if the program loses eligibility for Title IV funds, and disclose resources available to research other educational options and compare program costs.  If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years. We have analyzed the available data to assess the potential impact of the new gainful employment regulations on each of our institutions and educational programs.  Although we have not identified to date any material number of educational programs that we believe are likely to lose eligibility under the new regulations’ threshold benchmarks, if the data were to change unfavorably, the new regulations could nonetheless have a material adverse effect on our business and operations by requiring us to eliminate certain educational programs, and the new disclosure requirements and related components of the new regulations could have a material adverse effect on the rate at which students enroll in our programs.

Item 5.  OTHER INFORMATION

At our annual meeting of shareholders held on April 29, 2011, our shareholders voted, on an advisory basis, on the frequency of including an advisory vote on the compensation of our named executive officers in future proxy statements. Our shareholders expressed a preference for holding the vote every year. Based on those results, our Board of Directors determined that we will hold non-binding advisory votes on executive compensation on an annual basis until the next vote on the frequency of shareholder votes on executive compensation.

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

Index

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

10.2	Consulting Agreement, dated December 9, 2010, between the Company and David F. Carney (7).

10.3	Employment Agreement, dated as of January 17, 2011, between the Company and Scott M. Shaw (8).

10.4	Employment Agreement, dated as of January 17, 2011, between the Company and Cesar Ribeiro (8).

10.5	Employment Agreement, dated as of January 17, 2011, between the Company and Shaun E. McAlmont (8).

10.6	Lincoln Educational Services Corporation 2005 Long Term Incentive Plan (1).

10.7	Lincoln Educational Services Corporation 2005 Non Employee Directors Restricted Stock Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.9	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.10	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.11	Form of Stock Option Agreement under our 2005 Long Term Incentive Plan (4).

10.12	Form of Restricted Stock Agreement under our 2005 Long Term Incentive Plan (4).

10.13	Form of Performance-Based Restricted Stock Agreement under our Amended and Restated 2005 Long Term Incentive Plan (9).

10.14	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.15
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, UGPE Partners Inc. and Merion Investment Partners, L.P (6).

10.16
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, Merion Investment Partners, L.P. and, for certain limited purposes only, UGPE Partners Inc (6).

10.17	Stock Purchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

31.1 *	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of President & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed December 7, 2009.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(7)	Incorporated by reference to the Company’s Form 8-K filed December 9, 2010.

(8)	Incorporated by reference to the Company’s Form 8-K filed January 21, 2011.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 5, 2011	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)