Form 10-Q
period 2011-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2011-11-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2011
or

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

As of November 4, 2011, there were 22,624,898 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,133	$65,995
Restricted cash	1	694
Accounts receivable, less allowance of $20,642 and $24,960 at September 30, 2011 and December 31, 2010, respectively	20,405	33,697
Inventories	3,383	3,555
Prepaid income taxes	12,552	-
Deferred income taxes, net	9,288	11,057
Prepaid expenses and other current assets	1,969	2,494
Total current assets	73,731	117,492

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $119,842 and $111,164 at September 30, 2011 and December 31, 2010, respectively	180,360	172,431

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,777 and $2,033 at September 30, 2011 and December 31, 2010, respectively	5,669	6,807
Deferred finance charges, net	715	987
Deferred income taxes, net	4,414	1,524
Goodwill	97,371	106,709
Other assets, net	4,202	6,872
Total other assets	112,371	122,899
TOTAL	$366,462	$412,822

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30,	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$510	$437
Unearned tuition	46,347	50,944
Accounts payable	19,674	25,617
Accrued expenses	14,041	26,071
Dividends payable	-	16,650
Advanced payments from federal funds	299	578
Income taxes payable	-	1,044
Other short-term liabilities	424	327
Total current liabilities	81,295	121,668

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	36,127	56,508
Pension plan liabilities, net	3,362	2,816
Accrued rent	8,093	7,758
Other long-term liabilities	1,174	1,587
Total liabilities	130,051	190,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, no par value - authorized 100,000,000 shares at September 30, 2011 and December 31, 2010, issued and outstanding 28,538,640 shares at September 30, 2011 and 28,109,987 shares at December 31, 2010	141,307	140,726
Additional paid-in capital	19,620	17,378
Treasury stock at cost - 5,910,541 shares at September 30, 2011 and December 31, 2010, respectively	(82,860)	(82,860)
Retained earnings	163,092	151,989
Accumulated other comprehensive loss	(4,748)	(4,748)
Total stockholders' equity	236,411	222,485
TOTAL	$366,462	$412,822

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUE	$123,482	$167,211	$397,064	$472,471
COSTS AND EXPENSES:
Educational services and facilities	57,419	63,304	171,054	180,292
Selling, general and administrative	60,732	71,532	192,858	211,506
(Gain) loss on sale of assets	(3)	(1)	5	(8)
Impairment of goodwill and long-lived assets	10,377	-	10,377	-
Total costs & expenses	128,525	134,835	374,294	391,790
OPERATING (LOSS) INCOME	(5,043)	32,376	22,770	80,681
OTHER:
Interest income	2	5	8	26
Interest expense	(1,091)	(1,088)	(3,277)	(3,385)
Other income (loss)	4	(7)	17	41
(LOSS) INCOME BEFORE INCOME TAXES	(6,128)	31,286	19,518	77,363
(BENEFIT) PROVISION FOR INCOME TAXES	(2,202)	12,405	8,158	30,826
NET (LOSS) INCOME	$(3,926)	$18,881	$11,360	$46,537
Basic
Net (loss) income per share	$(0.18)	$0.77	$0.52	$1.84
Diluted
Net (loss) income per share	$(0.18)	$0.76	$0.51	$1.80
Weighted average number of common shares outstanding:
Basic	22,045	24,492	21,996	25,273
Diluted	22,045	24,984	22,153	25,920

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2011	28,109,987	$140,726	$17,378	$(82,860)	$151,989	$(4,748)	$222,485
Net income	-	-	-	-	11,360	-	11,360
Stock-based compensation expense
Restricted stock	382,196	-	2,485	-	-	-	2,485
Stock options	-	-	257	-	-	-	257
Tax benefit associated with exercise of share based payments, net	-	-	(122)	-	-	-	(122)
Net share settlement for equity-based compensation	(24,527)	-	(378)	-	-	-	(378)
Cash dividend declared true-up	-	-	-	-	(257)	-	(257)
Exercise of stock options	70,984	581	-	-	-	-	581
BALANCE - September 30, 2011	28,538,640	$141,307	$19,620	$(82,860)	$163,092	$(4,748)	$236,411

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,360	$46,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,269	19,667
Amortization of deferred finance charges	272	269
Deferred income taxes	(1,121)	(590)
Loss (gain) on disposition of assets	5	(8)
Impairment of goodwill and long-lived assets	10,377	-
Provision for doubtful accounts	23,723	31,289
Stock-based compensation expense	2,742	1,859
Tax benefit associated with exercise of share based payments	(98)	(1,443)
Deferred rent	493	1,372
(Increase) decrease in assets:
Accounts receivable	(9,293)	(33,268)
Inventories	172	(631)
Prepaid income taxes	(13,718)	(4,403)
Prepaid expenses and current assets	(534)	5,451
Other assets	484	(1,337)
Increase (decrease) in liabilities:
Accounts payable	(2,126)	(1,226)
Accrued expenses	(12,188)	(985)
Pension plan liabilities	(204)	(708)
Advance from federal funds	(279)	1,007
Unearned tuition	(4,597)	5,019
Other liabilities	434	206
Total adjustments	15,813	21,540
Net cash provided by operating activities	27,173	68,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	693	(200)
Capital expenditures	(30,850)	(33,489)
Proceeds from sale of property and equipment	36	72
Net cash used in investing activities	(30,121)	(33,617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(20,000)	(20,000)
Proceeds from exercise of stock options	581	2,867
Tax benefit associated with exercise of share baesd payments	98	1,443
Net share settlement for equity-based compensation	(378)	(128)
Dividends paid	(16,907)	-
Principal payments under capital lease obligations	(308)	(288)
Purchase of treasury stock	-	(50,000)
Net cash used in financing activities	(36,914)	(66,106)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,862)	(31,646)
CASH AND CASH EQUIVALENTS—Beginning of period	65,995	46,076
CASH AND CASH EQUIVALENTS—End of period	$26,133	$14,430

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended
	September 30,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,103	$3,153
Income taxes	$23,096	$36,092
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for the purchase of fixed assets	$1,925	$2,818

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and subsidiaries (the “Company”) is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. The Company currently has 46 schools in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2010 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

Stock-Based Compensation –The accompanying condensed consolidated statements of operations include stock-based compensation expense of approximately $0.6 million for each of the three months ended September 30, 2011 and 2010, and $2.7 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.  The Company uses the Black-Scholes valuation model and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and believes none will have any material impact on the Company’s condensed consolidated financial statements.

Index

2.           WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted (loss) income per share for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic shares outstanding	22,045,104	24,491,967	21,995,977	25,272,749
Dilutive effect of stock options	-	492,352	157,301	646,977
Diluted shares outstanding	22,045,104	24,984,319	22,153,278	25,919,726

For the three months ended September 30, 2011 and 2010, options to acquire 414,583 and 328,333 shares, respectively, and for the nine months ended September 30, 2011 and 2010, options to acquire 293,333 and 64,500 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported earnings per share would have been antidilutive.  For the three months ended September 30, 2011, options to acquire 110,978 shares were excluded from the above table because the Company reported a net loss for the quarter and therefore their impact on reported earnings per share would have been antidilutive.

Certain performance conditions have not been met with respect to the Company’s performance shares.  As a result, the Company has determined these shares to be contingently issuable on April 29, 2011.  Accordingly, 134,131 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2011.

3.           GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that the decrease in the Company’s market capitalization as of September 30, 2011 was a triggering event and, accordingly, the Company tested goodwill and indefinite lived intangibles for impairment.  The tests indicated that five of the Company’s reporting units were impaired, which resulted in an expense of $9.4 million in the third quarter of 2011.  In addition, the Company recorded an impairment charge of $1.0 million in the third quarter of 2011 related to a regional accreditation indefinite intangible asset that is no longer being utilized.

The carrying amount of goodwill at September 30, 2011 is as follows:

Balance as of January 1, 2011
Goodwill	$115,303
Accumulated impairment losses	(8,594)
106,709

Goodwill impairment	(9,338)
Balance as of September 30, 2011
Goodwill	115,303
Accumulated impairment losses	(17,932)
$97,371

Index

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2010	$4,827	$660	$839	$2,307	$1,150	$2,181	$11,964
Reclassification (1)	-	(480)	480	-	-	-	-
Write-off (2)	(4,827)	-	(810)	-	-	(201)	(5,838)
Impairment (3)	-	-	-	(1,039)	-	-	(1,039)
Gross carrying amount at September 30, 2011	-	180	509	1,268	1,150	1,980	5,087

Accumulated amortization at December 31, 2010	4,824	-	503	-	505	1,478	7,310
Amortization	3	-	547	-	86	516	1,152
Write-off (2)	(4,827)	-	(810)	-	-	(206)	(5,843)
Accumulated amortization at September 30, 2011	-	-	240	-	591	1,788	2,619

Net carrying amount at September 30, 2011	$-	$180	$269	$1,268	$559	$192	$2,468

Weighted average amortization period (years)		Indefinite	6	Indefinite	10	3

(1)  Reclassification due to the Company’s plan to rebrand one of its institutions.
(2)  The Company wrote-off the value of fully depreciated assets not in service.
(3)  The impairment relates to regional accreditation indefinite intangible asset that is no longer being utilitized.

Amortization of intangible assets was approximately $0.7 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $1.2 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2011	$216
2012	232
2013	181
2014	160
2015	91
Thereafter	140

$1,020

Index

4.           LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	September 30,	December 31,
	2011	2010
Credit agreement (a)	$-	$20,000
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	26,837	26,986
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	128	287
	36,637	56,945
Less current maturities	(510)	(437)
	$36,127	$56,508

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate,” as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one month of the Euro Dollar Rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At September 30, 2011 and December 31, 2010, the Company had outstanding letters of credit aggregating $0.5 million, which were primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of September 30, 2011, the Company was in compliance with the covenants contained in the credit agreement.

As of September 30, 2011, the Company had no amounts outstanding under the Credit Agreement.  As of December 31, 2010, the Company had a total of $20.0 million outstanding under its Credit Agreement.  During the nine months ended September 30, 2011, the Company repaid $20.0 million under its Credit Facility. The interest rate on borrowings under the Credit Facility during the nine months ended September 30, 2011 was 4.75%.

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

Index

Under the LTIP, certain employees received awards of restricted shares of common stock.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.  As of September 30, 2011, there were a total of 774,456 restricted shares awarded and 251,265 shares vested under the LTIP. The restricted shares granted prior to February 23, 2011 vest ratably on the first through fifth anniversaries of the grant date. The restricted shares granted on February 23, 2011 vest ratably on the grant date and the first through fourth anniversaries of the grant date.  On April 29, 2011, 134,131 performance-based shares were granted which vest over four years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2011 and ending December 31, 2014 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2011, 2012, 2013 and 2014.  There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares.  The recognized restricted stock expense for the three months ended September 30, 2011 and 2010 was $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2011 and 2010 was $2.0 million and $1.0 million, respectively. The unrecognized restricted stock expense under the LTIP as of September 30, 2011 and December 31, 2010 was $7.0 million and $3.4 million, respectively.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  Beginning in 2010, all new awards of common stock granted under the Non-Employee Directors Plan vest on the first anniversary of the grant date.  As of September 30, 2011, there were a total of 155,641 shares awarded less 5,035 shares canceled and 116,238 shares vested under the Non-Employee Directors Plan.  The recognized restricted stock expense for the three months ended September 30, 2011 and 2010 was $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2011 and 2010 was $0.5 million, respectively.  The unrecognized restricted stock expense under the Non-Employee Directors Plan as of September 30, 2011 and December 31, 2010 was $0.3 million.

For the nine months ended September 30, 2011 and 2010, the Company completed a net share settlement for 24,527 and 5,641 restricted shares, respectively, on behalf of some employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2011 and/or 2010, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares to the Company.  This transaction resulted in a cash payment of approximately $0.4 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Fair Value of Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to the stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2010	720,940	14.59	5.14 years	$2,095
Canceled	(25,834)	19.63
Exercised	(70,984)	8.18		579

Outstanding September 30, 2011	624,122	15.11	4.49 years	360

Vested or expected to vest	609,990	14.99	4.40 years	360

Exercisable as of September 30, 2011	553,462	14.46	3.99 years	360

As of September 30, 2011, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.4 million.  This amount will be expensed over the weighted-average period of approximately 2.16 years.

Index

The following table presents a summary of stock options outstanding:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$3.10	72,047	0.25	$3.10	72,047	$3.10
$4.00-$13.99	137,492	5.82	11.96	137,492	11.96
$14.00-$19.99	277,083	4.45	16.42	245,087	16.02
$20.00-$25.00	137,500	5.48	21.91	98,836	22.35

	624,122	4.49	15.11	553,462	14.46

6.           INCOME TAXES

The benefit for income taxes for the quarter ended September 30, 2011 was $2.2 million, or 35.9% of pretax loss, compared to a provision for income taxes of $12.4 million, or 39.7% of pretax income for the quarter ended September 30, 2010. The effective tax rate benefit decreased compared to the provision due to $1.4 million of nondeductible goodwill impairment charges.

The provision for income taxes for the nine months ended September 30, 2011 was $8.2 million, or 41.8% of pretax income, compared to $30.8 million, or 39.8% of pretax income for the nine months ended September 30, 2010. The effective tax rate increased due to $1.4 million of nondeductible goodwill impairment charges for the nine months ended September 30, 2011.

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

The Company and several executive officers have been named as defendants in two purported securities class action lawsuits.  The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that the Company and the other defendants made false and misleading statements and failed to disclose material adverse facts about the Company’s business and prospects in violation of federal securities laws.  Each plaintiff seeks damages for the purported class.  The complaints were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al.  On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff.  A consolidated amended complaint was filed on February 14, 2011.  On April 15, 2011, defendants filed a motion to dismiss all of the claims asserted therein.  On September 6, 2011, the Court entered an order granting defendants’ motion to dismiss the consolidated amended complaint with prejudice.  As of the date of this filing, plaintiffs have not filed a notice of appeal.

Certain of the Company’s executive officers and directors have also been named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, is captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, is captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, is captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints allege that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On October 18, 2011, the parties to the Schweertmann action filed with the Court a stipulation of voluntary dismissal of the action without prejudice, which the Court ordered on October 24, 2011.   On October 21, 2011, plaintiffs in the Lloyd action filed a notice of voluntary dismissal of the action without prejudice, which the Court ordered on October 26, 2011.

The Company believes the lawsuits are without merit and intends to vigorously defend against them.

Index

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

8.           PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.2 million for the nine months ended September 30, 2011 and $0.7 million for the nine months ended September 30, 2010.  The net periodic benefit cost was $0.3 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.

9.           DIVIDENDS

On November 3, 2010, the Company’s Board of Directors declared an annual cash dividend of $1.00 per share of common stock outstanding, payable quarterly.  The dividend was recorded as a reduction to retained earnings as of December 31, 2010 and adjusted for actual payments as of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011.  The record date for the fourth quarterly dividend payment of $5.7 million was September 15, 2011 and the payment date was September 30, 2011.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens our opportunities for introducing new programs. As of September 30, 2011, 22,526 students were enrolled at our 46 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

Revenue recognition.  Revenues are derived primarily from programs taught at our schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded.  Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.  Other revenues, such as tool sales and contract training revenues, are recognized as goods are delivered or services are performed.  On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended September 30, 2011 and 2010 was 7.8% and 7.7%, respectively, and for the nine months ended September 30, 2011 and 2010 was 6.0% and 6.6%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended September 30, 2011 and 2010 would have resulted in an increase in bad debt expense of $1.2 million and $1.7 million, respectively, and for the nine months ended September 30, 2011 and 2010 would have resulted in an increase in bad debt expense of $4.0 million and $4.7 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students and our loan commitments.  Our loan commitments to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition.   We only extend credit to the extent there is a financing gap between the tuition charged for the program and the amount of grants, loans and parental loans each student receives.  Each student’s funding requirements are unique.  Factors that determine the amount of aid available to a student are student status (whether they are dependent or independent students), Pell Grants awarded, Plus loans awarded or denied to parents and family contributions. As a result, it is not possible to precisely predict the number of students that will need us to extend credit to them. Our tuition increases have ranged historically from 3% to 5% annually and have not meaningfully impacted overall funding requirements, since the amount of financial aid funding available to students in recent years has increased at greater rates than our tuition increases.

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

Goodwill represents a significant portion of our total assets. As of September 30, 2011, goodwill represented approximately $97.4 million, or 26.6%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value.  If necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their estimated fair value.

At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units.  No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value.

We concluded that the decrease in our market capitalization as of September 30, 2011 was a triggering event and accordingly we tested goodwill and indefinite lived intangibles for impairment.  Our tests indicated that five of our reporting units were impaired which resulted in an expense of $9.4 million in the third quarter of 2011.  In addition, we also recorded an impairment charge of $1.0 million in the third quarter of 2011 due to a regional accreditation indefinite intangible asset that is no longer being utilized.

Index

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial and statistical information as compared to targeted financial achievements and key performance objectives.  Although our recorded liability for bonuses is based on our best estimate of the obligation, actual results could differ and require adjustment of the recorded balance.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	46.5%	37.9%	43.1%	38.2%
Selling, general and administrative	49.2%	42.8%	48.5%	44.8%
Impairment of goodwill and other intangibles	8.4%	0.0%	2.6%	0.0%
Total costs and expenses	104.1%	80.7%	94.2%	83.0%
Operating (loss) income	-4.1%	19.3%	5.8%	17.0%
Interest expense, net	-0.9%	-0.6%	-0.8%	-0.7%
(Loss) income before income taxes	-5.0%	18.7%	5.0%	16.3%
(Benefit) provision for income taxes	-1.8%	7.4%	2.1%	6.5%
Net (loss) income	-3.2%	11.3%	2.9%	9.8%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue.    Revenue decreased by $43.7 million, or 26.2%, to $123.5 million for the quarter ended September 30, 2011 from $167.2 million for the quarter ended September 30, 2010.  This decrease was primarily attributable to a 28.9% decrease in average student population to 22,712 for the quarter ended September 30, 2011, from 31,952 for the quarter ended September 30, 2010.

The decrease in average student population was due to adjustments in our business model to be better aligned with the Department of Education’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates.  As part of these measures we implemented a more selective student enrollment policy to ensure that we enroll students that demonstrate a strong ability to achieve successful student outcomes, including higher graduation rates, repayment rates and lower student debt levels.  We also restructured certain programs and altered program offerings at some of our campuses which resulted in lower financial aid funding availability and higher student cash contributions.  These changes, coupled with the current economic conditions, which we believe are resulting in an increase in the number of potential students who are hesitant to take on debt, have resulted in a significant decline in student starts at these campuses. We believe these changes will lead to improvement in our 90/10 ratios and cohort default rates and facilitate our compliance with the 90/10 rule.

Average revenue per student increased 3.9% for the quarter ended September 30, 2011 from the quarter ended September 30, 2010, primarily from tuition increases which ranged from 3% to 5% annually and from changes to some of our program offerings which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses decreased by $5.9 million, or 9.3%, to $57.4 million for the quarter ended September 30, 2011 from $63.3 million for the quarter ended September 30, 2010. This decrease in educational services and facilities expenses was due to a $3.9 million, or 11.9% decrease in instructional expenses, a $3.1 million, or 28.5% and a decrease in books and tools expense, offset by a $1.2 million, or 19.7%, increase in facilities expense primarily related to higher depreciation expense.

Index

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a reduction in average student population resulting from a decline in student starts of approximately 4,500 for the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010, as well as the timing of class starts.  Facilities expense increased from depreciation expense due to capital expenditures in 2010.

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 46.5% for the quarter ended September 30, 2011 from 37.9% for the quarter ended September 30, 2010.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the quarter ended September 30, 2011 were $60.7 million, a decrease of $10.8 million, or 15.1%, from $71.5 million for the quarter ended September 30, 2010.  The decrease in our selling, general and administrative expenses was primarily due to a $7.4 million, or 19.3%, decrease in administrative expenses and a $3.0 million, or 11.3%, decrease in sales and marketing.

The decrease in administrative expenses was primarily due to a $3.3 million reduction in bad debt expense and a $4.5 million reduction in compensation and benefits.  These reductions were partially offset by $0.4 million of additional administration expenses at our three new campuses.

The decrease in sales and marketing expenses during the quarter ended September 30, 2011 was primarily due to a decrease in sales compensation and benefits expenses of $2.1 million.   In addition, we aligned our marketing expenses to meet the capacity of our reduced sales force which resulted in a reduction of $0.6 million for the quarter.

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a percentage of revenues, selling, general and administrative expenses for the quarter ended September 30, 2011 increased to 49.2% from 42.8% for the quarter ended September 30, 2010.

Our bad debt expense as a percentage of revenue was 7.8% for the quarter ended September 30, 2011, essentially flat as compared to 7.7% for the same period in 2010.  The number of days revenue outstanding at September 30, 2011 decreased to 19.4 days, compared to 24.7 days at September 30, 2010.  As of September 30, 2011, we had outstanding loan commitments to our students of $26.7 million as compared to $16.7 million at June 30, 2011.  Loan commitments, net of interest that would be due on the loans through maturity, were $20.9 million at September 30, 2011 as compared to $14.4 million at June 30, 2011.  The increase in loan commitment during the quarter is attributable to changes we made to certain programs to create financing gaps for our students to better enable us to comply with the 90/10 Rule.

Impairment of goodwill and long-lived assets.    At September 30, 2011, we tested our goodwill and long-lived assets for impairment and determined that an impairment of approximately $10.4 million existed for five reporting units.  The impairment of goodwill was triggered by a decrease in our market capitalization.  The impairment of long-lived assets was due to a regional accreditation indefinite intangible asset that is no longer being utilized.

Net interest expense.    Our net interest expense for the quarter ended September 30, 2011 was $1.1 million, essentially flat compared to the quarter ended September 30, 2010.

Income taxes.    Our benefit for income taxes for the quarter ended September 30, 2011 was $2.2 million, or 35.9% of pretax loss, compared to a provision for income taxes of $12.4 million, or 39.7% of pretax income for the quarter ended September 30, 2010. The effective tax rate benefit decreased compared to the provision due to $1.4 million of nondeductible goodwill impairment charges.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue.    Revenue decreased by $75.4 million, or 16.0%, to $397.1 million for the nine months ended September 30, 2011 from $472.5 million for the nine months ended September 30, 2010.  This decrease was primarily attributable to a 19.1% decrease in average student population to 25,291 for the nine months ended September 30, 2011, from 31,263 for the nine months ended September 30, 2010.

Index

The decrease in average student population was due to adjustments in our business model to be better aligned with the Department of Education’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates.  As part of these measures we implemented a more selective student enrollment policy to ensure that we enroll students that demonstrate a strong ability to achieve successful student outcomes, including higher graduation rates, repayment rates and lower student debt levels.  We also restructured certain programs and altered program offerings at some of our campuses which resulted in lower financial aid funding availability and higher student cash contributions.  These changes, coupled with the current economic conditions, which we believe are resulting in an increase in the number of potential students who are hesitant to take on debt, have resulted in a significant decline in student starts at these campuses. We believe these changes will lead to improvement in our 90/10 ratios and cohort default rates and facilitate our compliance with the 90/10 rule.

Average revenue per student increased 3.9% for the nine months ended September 30, 2011 from the nine months ended September 30, 2010, primarily from tuition increases which ranged from 3% to 5% annually and from changes to some of our program offerings which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses decreased by $9.2 million, or 5.1%, to $171.1 million for the nine months ended September 30, 2011 from $180.3 million for the nine months ended September 30, 2010. This decrease in educational services and facilities expenses was due to a $7.6 million, or 29.3%, decrease in books and tools expense, a $3.4 million, or 3.5%, decrease in instructional expenses and a $0.4 million, or 1.0%, decrease in facilities expense offset by a $2.1 million, or 11.6% increase in depreciation expense.

The decrease in books and tools expense was attributable to a reduction in average student population resulting from a reduction in student starts of approximately 12,100 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from lower student population as well as lower classroom equipment and furniture expenses.

Facilities expense partially decreased as a result of rent savings in connection with two relocated campuses in 2010 partially offset by facility expenses at our new campuses.  The increase in depreciation expense was due to higher capital expenditures during 2010.

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 43.1% for the nine months ended September 30, 2011 from 38.2% for the nine months ended September 30, 2010.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the nine months ended September 30, 2011 were $192.9 million, a decrease of $18.6 million, or 8.8%, from $211.5 million for the nine months ended September 30, 2010.  This decrease in our selling, general and administrative expenses was primarily due to a $13.3 million, or 11.7%, decrease in administrative expenses and a $5.4 million, or 6.9%, decrease in sales and marketing.

The decrease in administrative expenses during the nine months ended September 30, 2011 was primarily due to a $7.6 million reduction in bad debt expense and a $7.3 million reduction in compensation and benefits, partially offset by $1.2 million of additional administration expenses at our three new campuses.

The decrease in sales and marketing expenses during the nine months ended September 30, 2011 was primarily due to a decrease in sales compensation and benefits expenses of $2.2 million.  In addition, we aligned our marketing expenses to meet the capacity of our reduced sales force which resulted in a reduction of $2.3 million for the nine months ended September 30, 2011.

Student services expenses was essentially flat for the nine months ended September 30, 2011 compared to the same period in 2010 due to higher student services expenses at our three new campuses offset by lower annual compensation costs.

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a percentage of revenues, selling, general and administrative expenses for the nine months ended September 30, 2011 increased to 48.5% from 44.8% for the nine months ended September 30, 2010.

Our bad debt expense as a percentage of revenue was 6.0% for the nine months ended September 30, 2011 as compared to 6.6% for the same period in 2010.   The reduction in bad debt as a percentage of revenue reflects our improved financial aid packaging process, which resulted in more timely processing of financial aid and greater cash collections.  The number of days revenue outstanding at September 30, 2011 decreased to 17.9 days, compared to 25.9 days at September 30, 2010.  As of September 30, 2011, we had outstanding loan commitments to our students of $26.7 million as compared to $17.3 million at December 31, 2010.  Loan commitments, net of interest that would be due on the loans through maturity, were $20.9 million at September 30, 2011 as compared to $15.4 million at December 31, 2010.  The increase in loan commitment during the quarter is attributable to changes we made to certain programs to create financing gaps for our students to better enable us to comply with the 90/10 Rule.

Index

Impairment of goodwill and long-lived assets.    At September 30, 2011, we tested our goodwill and long-lived assets for impairment and determined that an impairment of approximately $10.4 million existed for five reporting units.  The impairment of goodwill was triggered by a decrease in our market capitalization.  The impairment of long-lived assets was due to a regional accreditation indefinite intangible asset that is no longer being utilized.

Net interest expense.    Our net interest expense for the nine months ended September 30, 2011 was $3.3 million, essentially flat compared to the nine months ended September 30, 2010.

Income taxes.    Our provision for income taxes for the nine months ended September 30, 2011 was $8.2 million, or 41.8% of pretax income, compared to $30.8 million, or 39.8% of pretax income for the nine months ended September 30, 2010. The effective tax rate increased due to $1.4 million of nondeductible goodwill impairment charges for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.

The following chart summarizes the principal elements of our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$27,173	$68,077
Net cash used in investing activities	$(30,121)	$(33,617)
Net cash used in financing activities	$(36,914)	$(66,106)

At September 30, 2011, we had cash and cash equivalents of $26.1 million, representing a decrease of approximately $39.9 million as compared to $66.0 million as of December 31, 2010.  This decrease is primarily due to the repayment of $20.0 million of borrowings under our credit facility during the first quarter of 2011 as well as the payment of dividends amounting to $16.9 million.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At September 30, 2011, we had net borrowings available under our $115 million credit agreement of approximately $114.5 million, including a $24.5 million sub-limit on letters of credit.  The credit agreement matures on December 1, 2012.  As of September 30, 2011, we had no amounts outstanding under our credit agreement.  As of September 30, 2011, we had outstanding letters of credit aggregating $0.5 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

Index

Operating Activities

Net cash provided by operating activities was $27.2 million for the nine months ended September 30, 2011 as compared to $68.1 million for nine months ended September 30, 2010.  The $40.9 million decrease in net cash provided by operating activities primarily resulted from a reduction in net income of approximately $35.2 million and other working capital items partially offset by an increase in prepaid tax payments of $9.3 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Investing Activities

Net cash used in investing activities decreased by $3.5 million to $30.1 million for the nine months ended September 30, 2011 from $33.6 million for the nine months ended September 30, 2010. The decrease was primarily attributable to a $2.6 million reduction in cash used for capital expenditures for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Our 2011 capital expenditures mainly resulted from leasehold improvements, facility expansions and relocations as well as investments in campuses, classroom furniture and shop technology.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Cincinnati (Tri-County), Ohio; Suffield, Connecticut; and Denver, Colorado.  Although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt and/or issue additional debt or equity securities.

Capital expenditures are expected to range from 7% to 9% of revenues in 2011 and we expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Net cash used in financing activities decreased by $29.2 million to $36.9 million for the nine months ended September 30, 2011, from $66.1 million for the nine months ended September 30, 2010. This decrease was primarily attributable to our purchase of $50.0 million of our common stock during 2010.  This was partially offset by our payment of $16.9 million of dividends during the nine months ended September 30, 2011 and a $3.6 million reduction in proceeds from the exercise of stock options and tax benefit associated with share based awards during the nine months ended September 30, 2011 as compared to the same period in 2010.

On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit facility with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million.

Amounts borrowed as revolving loans under the credit facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement.  The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At September 30, 2011, we had outstanding letters of credit aggregating $0.5 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

Index

The following table sets forth our long-term debt (in thousands):

	September 30,	December 31,
	2011	2010
Credit agreement	$-	$20,000
Finance obligation	9,672	9,672
Capital lease-property (a rate of 8.0%)	26,837	26,986
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	128	287
Subtotal	36,637	56,945
Less current maturities	(510)	(437)
Total long-term debt	$36,127	$56,508

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our credit agreement will provide us with adequate resources for our ongoing operations through 2012 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of September 30, 2011, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$55,820	$2,649	$5,004	$5,004	$43,163
Uncertain income taxes	100	100	-	-	-
Operating leases	171,342	23,497	43,691	36,663	67,491
Rent on finance obligation	7,683	1,463	2,927	2,927	366
Total contractual cash obligations	$234,945	$27,709	$51,622	$44,594	$111,020

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011, except for our letters of credit of $0.5 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

On July 11, 2011, the DOE notified our Grand Prairie, Texas campus that an on-site Program Review was scheduled to begin on July 25, 2011.  The Program Review assessed the institution’s administration of the Title IV, HEA programs in which it participates for the 2010-2011 award year.  The Program Review concluded on July 28, 2011.   The DOE issued an Expedited Final Program Review Determination Letter dated August 31, 2011, that closed the Program Review without the need for additional information from the Grand Prairie, Texas campus.  No monetary liabilities were asserted in the Expedited Final Program Review Determination Letter.

Index

On August 17, 2011, the DOE notified our Philadelphia, Pennsylvania (Center City) campus that an on-site Program Review was scheduled to begin on September 7, 2011.  The Program Review assessed the administration of the Title IV, HEA programs in which the campus participates for the 2009-2010 and 2010-2011 award years.  The Program Review concluded on September 9, 2011.  The DOE issued a Program Review Report dated October 14, 2011.  The report cited five areas of non-compliance.  The DOE Program Review Report requires the school to revise its policies governing these areas of non-compliance and submit a copy of any changes in its response to the Program Review Report.  There are no open liabilities.

On July 15, 2011, the Texas Workforce Commission (“TWC”) notified our Grand Prairie, Texas campus that TWC intended to place the campus on a conditional certificate effective July 30, 2011, because two of its educational programs did not meet the minimum rate of employment for the 2008-2009 and 2009-2010 reporting years.  If the two programs did not meet the minimum rate of employment for the 2010-2011 reporting period, which is reported to TWC on December 1, 2011, TWC would revoke the approval of the programs and require the campus to cease new enrollments in the two programs and to teach-out the remaining students.  On September 9, 2011, TWC notified our Grand Prairie, Texas campus that it would be rescinding the action described in TWC’s correspondence dated July 15, 2011 and was developing rules relating to corrective actions needed for programs failing to meet TWC’s minimum rate of employment.

Seasonality and Trends

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third and fourth quarters and student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, typically do not vary significantly over the course of the year with changes in our student population and revenue. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

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

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL, increased. This loan limit increase, coupled with increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The temporary relief under the HEA for calculating 90/10 Rule compliance expired for loans received on or after July 1, 2011 and is scheduled to expire for institutional loans made on or after July 1, 2012.

Index

The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we had seen a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs financing gap.  We decided to restructure program offerings. This resulted in increasing the financing gaps between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  Loan commitments to our students increased during the third quarter of 2011 by approximately $10 million.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

On September 12, 2011, the DOE published final two-year cohort default rates for each of our institutions for the 2009 federal fiscal year, which rates range from 10.5% to 35.4%.  As a result, five of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2009 federal fiscal year.  Our Philadelphia, PA, Grand Prairie, TX, Melrose Park, IL, Denver, CO and Somerville, MA institutions had cohort default rates over 25%.  We have appealed our 2009 official rates.  The cohort default rate for Grand Prairie at 35.29% would be the institution’s second consecutive fiscal year cohort default rate of 25% or greater.  None of the other four institutions with a rate of 25% or greater had a cohort default rate of 25% or greater for the 2008 fiscal year.

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

Index

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

ATB Students

We have reduced the number of “ability to benefit”, or ATB, students, enrolled at our institutions by raising the mandatory minimum test scores for these students as well as requiring that all ATB students attend a multi-day orientation program prior to commencing their chosen academic program.  ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a Department of Education approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of September 30, 2011, approximately 6% of our students were classified as ATB students.

While we are hopeful that these actions will lower the cohort default rates of our institutions as well as improve our outcomes (such as increased graduation and completion rates), the reduction in ATB students has and is expected to negatively impact our total enrollment.

Outlook

In addition to the 90/10 Rule, Cohort Default Rates, Gainful Employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to deteriorating student enrollments since the second quarter of 2010. This has resulted in a decline in student starts for the first nine months of 2011 of 39.5% compared to the same period in 2010.  We believe that the decline in student starts as compared to prior-year periods will improve but we cannot accurately predict to what degree.  Our expectation is based on the fact that we opened three new campuses in 2011 and are expanding the program offerings at our relocated Denver campus, which we expect to contribute to starts as well as more favorable year-over-year student start comparisons during this period.

For the first nine months of 2011, our actual results have not met our expectations and the rate of decline in student starts continues to be challenging.  As we enter the fourth quarter of the year we still expect the rate of deceleration to improve but we have limited visibility and thus we cannot predict the number that will ultimately enroll.  While we expect enrollments to improve, if they do not, our revenue could decline further, which could have a material adverse effect on our profitability.

In addition, these changes, individually or in the aggregate, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 4.75% (as calculated in the credit agreement) as of September 30, 2011.  As of September 30, 2011, we had no outstanding borrowings under our credit agreement.

Our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

Index

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

We and several executive officers have been named as defendants in two purported securities class action lawsuits.  The complaints, which were both filed in the U.S. District Court for the District of New Jersey, allege that we and the other defendants made false and misleading statements and failed to disclose material adverse facts about our business and prospects in violation of federal securities laws.  The plaintiff seeks damages for the purported class.  The complaints were filed on August 13, 2010 and September 19, 2010, and are respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al.  On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff.  A consolidated amended complaint was filed on February 14, 2011.  On April 15, 2011, defendants filed a motion to dismiss all of the claims asserted therein.  On September 6, 2011, the Court entered an order granting defendants’ motion to dismiss the consolidated amended complaint with prejudice.  As of the date of this filing, plaintiffs have not filed a notice of appeal.

Certain of the Company’s executive officers and directors have also been named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, is captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, is captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, is captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints allege that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On October 18, 2011, the parties to the Schweertmann action filed with the Court a stipulation of voluntary dismissal of the action without prejudice, which the Court ordered on October 24, 2011.   On October 21, 2011, plaintiffs in the Lloyd action filed a notice of voluntary dismissal of the action without prejudice, which the Court ordered on October 26, 2011.

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

Index

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

The DOE published two Notices of Proposed Rulemaking in the Federal Register in June 2010 and July 2010 which proposed new regulations related to Title IV program integrity issues.  The DOE issued final regulations on October 29, 2010 addressing each of these topics, except for regulations imposing additional eligibility requirements on educational programs subject to the DOE requirement of preparing students for gainful employment in a recognized occupation.  The topics covered in the final regulations published on October 29, 2010, which have a general effective date of July 1, 2011, include, but are not limited to:  revisions to the incentive compensation rule, significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in the October 2010 final regulations also include a new federal definition of a “credit hour” for federal student aid purposes, which new definition may result in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  The implementation of all of the October 2010 final regulations has required us to change our practices to comply with these requirements.  The implementation of these regulatory changes could continue to have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

On June 13, 2011, the DOE published final regulations regarding gainful employment. The regulations take effect on July 1, 2012 and apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation, which will include all of the Title IV-eligible educational programs at each of our institutions.  The gainful employment regulations will, among other things, measure each educational program against threshold benchmarks in each of three debt measure categories:  (1) an annual loan repayment rate, (2) an annual debt-to-annual earnings ratio, and (3) an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and will be based on data that may not be readily accessible to institutions.  If an educational program fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other things, disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repaying their loans, disclose the options available to the student if the program loses eligibility for Title IV funds, and disclose resources available to research other educational options and compare program costs.  If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years.  We have analyzed the available data to assess the potential impact of the new gainful employment regulations on each of our institutions and educational programs.  Although we have not identified to date any material number of educational programs that we believe are likely to lose eligibility under the new regulations’ threshold benchmarks, if the data were to change unfavorably, the new regulations could nonetheless have a material adverse effect on our business and operations by requiring us to eliminate certain educational programs, and the new disclosure requirements and related components of the new regulations could have a material adverse effect on the rate at which students enroll in our programs.

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

10.1
Credit Agreement, dated as of December 1, 2009, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (6).

10.2	Consulting Agreement, dated December 9, 2010, between the Company and David F. Carney (9).

10.3	Employment Agreement, dated as of January 17, 2011, between the Company and Scott M. Shaw (10).

10.4	Employment Agreement, dated as of January 17, 2011, between the Company and Cesar Ribeiro (10).

10.5	Employment Agreement, dated as of January 17, 2011, between the Company and Shaun E. McAlmont (10).

10.6*	Employment Agreement, dated as of November 1, 2011, between the Company and Piper Jameson.

10.7	Lincoln Educational Services Corporation 2005 Long-Term Incentive Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (1).

10.9	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.10	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.11	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.12	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.13	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (4).

10.14	Form of Performance-Based Restricted Stock Agreement under our Amended and Restated 2005 Long-Term Incentive Plan (11).

10.15	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

Index

10.16
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, Barbara Baran, UGP Education Partners, LLC, UGPE Partners Inc. and Merion Investment Partners, L.P (5).

10.17
Stock Purchase Agreement, dated as of January 20, 2009, among Lincoln Technical Institute, Inc., NN Acquisition, LLC, Brad Baran, UGP Education Partners, LLC, Merion Investment Partners, L.P. and, for certain limited purposes only, UGPE Partners, Inc. (5).

10.18	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (7).

31.1 *	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of President & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

_________________________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123664).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 7, 2009.

(7)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(9)	Incorporated by reference to the Company’s Form 8-K filed December 9, 2010.

(10)	Incorporated by reference to the Company’s Form 8-K filed January 21, 2011.

(11)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 8, 2011	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)