Form 10-K
period 2011-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2012-03-09
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

 ☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No  ☒

The aggregate market value of the 21,505,026 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $368,811,196. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $17.15 per share on June 30, 2011. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 7, 2012 was 22,703,074.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	risks associated with changes in applicable federal laws and regulations, including final rules that took effect during 2011 and other pending rulemaking by the U.S. Department of Education;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 rule and cohort default rates;
•	risks associated with the opening of new campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	our ability to continue to execute our growth strategies;
•	conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment.   As of December 31, 2011, we operated 46 campuses in 17 states.  We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. For the year ended December 31, 2011, our health science program, our automotive technology program, our skilled trades program, our hospitality services program and our business and information technology program accounted for approximately 38%, 33%, 11%, 10%, and 8%, respectively, of our average enrollment. We had 19,204 students enrolled as of December 31, 2011 and our average enrollment for the year ended December 31, 2011 was 24,301 students, a decrease of 22.9% from average enrollment of 31,535 for the year ended December 31, 2010. For the year ended December 31, 2011, our revenues were $512.6 million, which represented a decrease of 19.8% from the year ended December 31, 2010. For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.  For the year ended December 31, 2010, our revenues were $639.5 million, which represented an increase of 15.7% from the year ended December 31, 2009.

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

Each of our schools is a reporting unit.  Our reporting units have been aggregated into one operating segment because, in our judgment, the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

We are a New Jersey corporation organized in 2003.

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

BUSINESS STRATEGY

Our goal is to strengthen our position as a leading and diversified provider of career-oriented post-secondary education by continuing to pursue the following strategy:

Expand Existing Areas of Study and Existing Facilities.  We believe we can leverage our operations to expand our program offerings in existing areas of study and expand into new areas of study to capitalize on demand from students and employers in our target markets. Whenever possible, we seek to replicate programs across our campuses. In 2009, we acquired a property which serves as the new home for our Lincoln College of Technology in Denver, Colorado.  In 2010, we moved our Paramus, New Jersey and Mount Laurel, New Jersey campuses into larger facilities and selectively added additional square feet at several other campuses.

Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments and the introduction of new programs. In 2011, we introduced seven new programs to our facilities in Colorado, Kentucky and Massachusetts.  We expect to continue investing in marketing, recruiting and retention resources to increase enrollment.

Index

Expand Geographic Presence.  We believe that we can leverage our marketing and recruiting programs by opening additional campuses in selected markets and obtaining greater market penetration. For example, in 2008, we expanded our presence in Las Vegas with the opening of our third Euphoria campus in the north end of Las Vegas, which will enable us to better serve that market. In 2009, we expanded our presence in Ohio by opening our sixth Southwestern College in Toledo. In 2010, we entered into leases for new schools in Columbus, Ohio and Cleveland, Ohio, which opened in 2011.  We believe we can also increase our student enrollments by entering selected new geographic markets that we believe have significant growth potential and where we can leverage our reputation and operating expertise.

Pursue Strategic Acquisitions.  We continue to evaluate acquisition candidates. In evaluating potential acquisitions, we seek to identify schools that provide the potential for program replication at our existing campuses, expand our program and degree offerings, and extend our presence into markets with attractive growth opportunities. For example, during the first and second quarters of 2009, we completed the acquisition of Baran Institute of Technology, or BAR, which consists of seven campuses and offers associate’s degree and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.

Expand Market.  We believe that we can enter new markets and broaden the Lincoln brand by partnering with nationally well known brands to provide the skills needed to train our nation’s workforce.

Expand Delivery of Online Programs.  We offer online programs with a view towards capitalizing on the flexibility provided by online education alternatives.  We believe that our online programs combined with our on-ground programs are an attractive delivery option for our students without the geographic or financial flexibility to enroll in campus-based programs and will continue to broaden our market.

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 22 to 112 weeks to complete, with tuition ranging from $8,500 to $37,000.  Our associate’s degree programs typically take between 48 to 123 weeks to complete, with tuition ranging from $18,000 to $55,000.  Our bachelor’s degree programs typically take between 132 and 284 weeks to complete, with tuition ranging from $46,000 to $74,000. As of December 31, 2011, all of our schools offer diploma and certificate programs, 25 of our schools are currently approved to offer associate’s degree programs and four schools are approved to offer bachelor’s degree programs. In order to accommodate the schedules of our students and maximize classroom utilization, at some of our campuses we typically offer courses four to five days a week in three shifts per day and start new classes every month.  Other campuses are structured more like a traditional college and start classes every quarter. Also, for those students who do not live near one of our campuses or whose schedules prevent them from attending classes in person, we offer several programs online.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index

The following table lists the programs offered as of December 31, 2011 with the average number of students enrolled in each area of study for the year ended December 31, 2011:

Programs Offered
Area of Study	Bachelor's Degree	Associate's Degree	Diploma and Certificate	Average Enrollment	Percent of Total Enrollment

Health Sciences	-	Medical Assisting Technology, Health Information Administration, Dental Office Management, Child Development, Health Information Technology, Medical Office Management, Mortuary Science, Nuclear Medicine Technology, Occupational Therapy Assistant, Dental Hygiene, Dental Administrative Assistant, Surgical Technology, Advanced Medical Coding & Billing	Medical Office Assistant, Medical Assistant, Pharmacy Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing, Phlebotomy, Medical Assistant w/Basic X-ray, Basic X-Ray Technician, Surgical Technologist	9,142	38%

Automotive	-	Automotive Technology, Master Certified Auto Service Management, Collision Repair & Refinishing Service Management, Diesel Technology, Master Certified Diesel & Truck Service Management	Automotive Mechanics, Master Certified Automotive Technology, Master Certified Automotive Technology w/High Performance, Collision Repair & Refinishing Technology, Diesel & Truck Mechanics, Diesel Technology, Master Certified Diesel & Truck Technology, Motorcycle Technology	8,112	33%

Skilled Trades	-	Electronic Engineering Technology, HVAC, Electronics Systems Service Management	Electrical Technology, Electronics Systems Technician, HVAC, Electrician, Welding Technology	2,585	11%

Index

Programs Offered (Continued)
Area of Study	Bachelor's Degree	Associate's Degree	Diploma or Certificate	Average Enrollment	Percent of Total Enrollment

Hospitality Services	Culinary Arts	Culinary Arts, Salon Management, International Baking and Pastry, Dietetic Technician, Hospitality Management	Culinary Arts, Cosmetology, Aesthetics, Therapeutic Massage & Bodywork Technician, Italian Culinary Arts, International Baking and Pastry	2,396	10%

Business and Information Technology	Business Management, Criminal Justice, Funeral Service Management, Human Resource Management	PC Systems & Networking Technology, Business Administration, Criminal Justice, Business Management, Business Marketing, Human Resource Management, Accounting Technology, Broadcasting and Communications, Fashion Merchandising, Paralegal, Graphic Design, Web Design, Computer Networking and Security	PC Support Technician, Criminal Justice, Business Office Technology, Computer Networking and Security	2,066	8%

		Total:		24,301	100%

Index

Health Sciences.    For the year ended December 31, 2011, health sciences was our largest area of study, representing 38% of our total average student enrollment. Our health science programs are 24 to 104 weeks in length, with tuition rates of $8,500 to $55,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, medical assistant, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our practical nursing, medical assistant and medical administrative assistant programs are our largest health science programs. As of December 31, 2011, we offered health science programs at 29 of our campuses.

Automotive Technology.    Automotive technology represents our second largest area of study, with 33% of our total average student enrollment for the year ended December 31, 2011. Our automotive technology programs are 24 to 123 weeks in length, with tuition rates of $11,000 to $37,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of employers, ranging from automotive and diesel dealers, independent auto body paint and repair shops, to trucking and construction companies.

As of December 31, 2011, 13 campuses offered programs in automotive technology and most of these campuses offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Skilled Trades.    For the year ended December 31, 2011, 11% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 35 to 97 weeks in length, with tuition rates of $17,000 to $29,000. Our skilled trades programs include electrical, heating, and air conditioning repair, welding and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2011, we offered skilled trades programs at 14 campuses.

Hospitality Services.    For the year ended December 31, 2011, 10% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 22 to 132 weeks in length, with tuition rates of $12,000 to $46,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas or cruise ships or are self-employed.  We offer massage programs at six campuses and cosmetology programs at five campuses.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2011, we offered culinary programs at seven campuses.

Business and Information Technology.    For the year ended December 31, 2011, 8% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 30 to 284 weeks in length, with tuition rates of $12,000 to $74,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our personal computer, or PC, systems technician, computer networking and security and business administration programs.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  As of December 31, 2011, we offered these programs at 24 of our campuses.

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

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented 18% to 25% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to potential students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further educate these individuals on the strengths of our programs. Graduates who have gone on to enjoy success in the workforce frequently recommend our programs, as do employers who are pleased with the performance of our graduates whom they have hired.

Index

Recruiting.    Our recruiting efforts are conducted by a group of approximately 430 field and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2011, we recruited approximately 22% of our students directly out of high school.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 19,204 students enrolled as of December 31, 2011 and our average enrollment for the year ended December 31, 2011 was 24,301 students, a decrease of 22.9% from December 31, 2010. We had 29,221 students enrolled as of December 31, 2010 and our average enrollment for the year ended December 31, 2010 was 31,535 students, an increase of 13.4% from December 31, 2009.

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

JOB PLACEMENT

We believe that assisting our graduates in securing employment after completing their program of study is critical to our ability to attract high quality students. In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV Programs. See "Regulatory Environment—Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers need. Each school has an advisory council made up of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the market. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. Throughout the year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  We also have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our allied health students are required to participate in an internship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

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

Index

As of December 31, 2011, we had approximately 3,800 employees, including 900 full-time faculty and 700 part-time instructors.   At five of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2012 through 2016. We believe that we have good relationships with these unions and our employees.

COMPETITION

The for-profit, post-secondary education industry is highly competitive and highly fragmented, with no one provider controlling significant market share. Direct competition between career-oriented schools and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, as well as public and private two-year junior and community colleges. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our other competitors have a more extensive network of schools and campuses than we do, which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our graduates’ success in securing employment after completing their program of study.

We compete with other institutions that are eligible to receive Title IV funding. This includes four-year, not-for-profit public and private colleges and universities, community colleges and all for-profit institutions whether they are four years, two years or less. Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive, allied health and skilled trades programs will have a different group of competitors than a school offering allied health, business/IT and skilled trades. Also, because schools can add new programs within six to twelve months, competition can emerge relatively quickly. Moreover, with the introduction of online learning, the number of competitors in each market has increased because students can now attend classes from an online institution.

Our primary competition for students are community colleges and other career schools, both for-profit and not-for-profit. We focus on programs that are in high demand. We compete against community colleges by seeking to offer more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We compete against the other career schools by seeking to offer a higher quality of education, higher quality instructional equipment and a better overall value. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors. As we continue to add courses and degree programs, our competitors within a given market increase.

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

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”), which are administered by the DOE. For the year ended December 31, 2011, approximately 84% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees and, in some cases, for living expenses or other costs of attendance.

In connection with the students' receipt of federal financial aid under the Title IV Programs, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended, and the regulations issued thereafter by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the Title IV Programs. To participate in the Title IV Programs, a school must be authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. The DOE defines an eligible institution to consist of both a main campus and its additional locations, if any. Each of our schools is either a main campus or an additional location of a main campus. Each of our schools is subject to extensive regulatory requirements imposed by state education agencies, accrediting commissions, and the DOE. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Our schools also participate in other federal and state financial aid programs that assist students in paying the cost of their education.

Index

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

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $15.1 million.

The DOE published new regulations that took effect on July 1, 2011, and that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes.  In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in Title IV Programs.  If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in Title IV Programs.  The DOE stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the DOE will interpret these requirements in each state.

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

In April 2011, the DOE issued a Dear Colleague Letter in which it stated that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities before July 1, 2014, so long as an institution is making “good faith efforts” to identify and obtain necessary state authorizations before that date.  In July 2011, a Federal District Court in the District of Columbia issued an order vacating the portion of the state authorization regulation that requires an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction.  The DOE is appealing the order to the United States Court of Appeals for the District of Columbia Circuit.  The case is still pending and its result is unknown at this time.

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

Due to state budget constraints in certain states in which we operate, it is possible that those states may continue to reduce the number of employees in, or curtail the operations of, the state education agencies that oversee our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval could prevent us from making such changes or could delay our ability to make such changes.  States periodically change their laws and regulations applicable to our schools and such changes could require us to change our practices and could have a material adverse effect on our business and results of operations.

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

Index

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2011, 19 of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC; 22 of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS; three of our campuses are accredited by the New England Association of Schools and Colleges of Technology, or NEASC; and two of our campuses are accredited by the Accrediting Bureau of Health Education Schools, or ABHES. All of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission, the date by which its accreditation must be renewed and the type of accreditation.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Philadelphia, PA	December 5, 2008	May 1, 2013	National
Union, NJ	December 9, 2009	February 1, 2014	National
Mahwah, NJ*	March 10, 2010	August 1, 2014	National
Melrose Park, IL	June 2, 2010	November 1, 2014	National
Denver, CO	March 9, 2011	February 1, 2016	National
Columbia, MD	March 7, 2012	February 1, 2017	National
Grand Prairie, TX****	December 7, 2011	August 1, 2016	National
Allentown, PA	March 7, 2012	January 1, 2017	National
Nashville, TN****	September 5, 2008	May 1, 2012	National
Indianapolis, IN	December 5, 2008	November 1, 2012	National
New Britain, CT	September 5, 2008	January 1, 2013	National
Shelton, CT**	December 9, 2009	September 1, 2013	National
Cromwell, CT**	March 7, 2012	November 1, 2016	National
Hamden, CT**	September 7, 2007	July 1, 2012	National
Queens, NY*	September 5, 2008	June 1, 2012	National
Hartford, CT	June 2, 2010	November 1, 2014	National
Suffield, CT***	August 1, 2007	August 1, 2012	National
East Windsor, CT	September 5, 2008	February 1, 2013	National
South Plainfield, NJ	September 11, 2009	August 1, 2014	National

*	Branch campus of main campus in Union, NJ
**	Branch campus of main campus in New Britain, CT
***	Branch campus of main campus in Hartford, CT
****	Branch campus of main campus in Indianapolis, IN

Index

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Brockton, MA****	December 16, 2008	December 31, 2014	National
Lincoln, RI	December 16, 2008	December 31, 2014	National
Lowell, MA**	December 16, 2008	December 31, 2014	National
Somerville, MA	December 16, 2008	December 31, 2014	National
Philadelphia (Center City), PA*	April 23, 2007	December 31, 2012	National
Edison, NJ	April 23, 2007	December 31, 2012	National
Marietta, GA****	December 16, 2008	December 31, 2014	National
Moorestown, NJ*	April 23, 2007	December 31, 2012	National
Paramus, NJ*	April 23, 2007	December 31, 2012	National
Philadelphia (Northeast), PA*	April 23, 2007	December 31, 2012	National
Dayton, OH	August 13, 2009	December 31, 2015	National
Cincinnati (Vine Street), OH***	August 13, 2009	December 31, 2015	National
Cincinnati (Northland Blvd.), OH***	August 13, 2009	December 31, 2015	National
Franklin, OH***	August 13, 2009	December 31, 2015	National
Florence, KY***	August 13, 2009	December 31, 2015	National
Toledo, OH***	December 9, 2009	December 31, 2015	National
West Palm Beach, FL	April 16, 2008	December 31, 2014	National
Las Vegas (Summerlin), NV****	December 16, 2008	December 31, 2014	National
Henderson (Green Valley), NV****	December 16, 2008	December 31, 2014	National
Las Vegas (Aliante), NV****	April 8, 2009	December 31, 2014	National
Columbus, OH***	January 5, 2011	December 31, 2015	National
Cleveland, OH***	May 11, 2011	December 31, 2015	National

*	Branch campus of main campus in Edison, NJ
**	Branch campus of main campus in Somerville, MA
***	Branch campus of main campus in Dayton, OH
****	Branch campus of main campus in Lincoln, RI

New England Association of Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Comprehensive Evaluation	Type of Accreditation
Southington, CT	November 1, 2006	Fall 2011**	Regional
Suffield, CT*	November 20, 2009	Fall 2011**	Regional
Hartford, CT*	November 20, 2009	Fall 2011**	Regional

*	Branch campus of main campus in Southington, CT
**
The Commission did not specify a length or term of accreditation. Under NEASC policy, accreditation is viewed as a continuing status that, once confirmed, is removed only for cause. Institutions granted initial accreditation are required to undergo a comprehensive evaluation within five years. NEASC commenced the evaluation of the campuses in Fall 2011 and is scheduled to review the schools accreditation at the April 2012 NEASC Commission meeting.

Accrediting Bureau of Health Education Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Fern Park, FL	December 17, 2010	December 31, 2013	National
Seminole, FL*	December 17, 2010	December 31, 2013	National

*	Branch campus of main campus in Fern Park, FL

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation. If any one of our schools loses its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school.  Any institution required to submit retention or placement data to the ACICS is required to obtain prior permission from the ACICS for the initiation of any new program.  The following institutions are providing placement or retention data to ACICS:  Dayton, OH, Cincinnati (Vine Street), OH, Cincinnati (Northland Blvd.), OH, Toledo, OH, Henderson (Green Valley), NV, Marietta, GA, West Palm Beach, FL, Florence, KY, Franklin, OH, Las Vegas (Aliante), NV and Philadelphia (Northeast), PA.

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

Students at our schools received grants and loans to fund their education under the following Title IV Programs:  (1) the Federal Direct Loan, or FDL, Program, (2) the Federal Pell Grant, or Pell, program, (3) the Federal Supplemental Educational Opportunity Grant program, and (4) the Federal Perkins Loan, or Perkins, program.

Federal Direct Loan Program.    The lender under this program is the DOE rather than a bank or other lending institution.  For the year ended December 31, 2011, we derived approximately 60% of our Title IV revenues (calculated based on cash receipts) from the FDL Program.

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2011, we derived approximately 24% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    Under the Federal Supplemental Educational Opportunity Grant program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2011, we received less than 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is funded by the DOE and the remainder by the school receiving the funds. Each school is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2011, we derived less than 1% of our revenues (calculated based on cash receipts) from the Perkins program.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints. Some states have reduced the level of state financial aid for our students.  Due to state budgetary shortfalls and constraints in certain states in which we operate, we believe that the overall level of state financial aid for our students is likely to continue to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.

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

Index

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended, or the HEA, and the DOE's extensive regulations regarding institutional eligibility. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following 18 institutions as of December 31, 2011, collectively consisting of 18 main campuses and 28 additional locations:

Brand	Main Campus(es)	Additional Location(s)
Lincoln Technical Institute	Union, NJ	Mahwah, NJ
Queens, NY
Philadelphia, PA
Allentown, PA
	Edison, NJ	Moorestown, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Philadelphia, PA (Northeast)
	Somerville, MA	Lowell, MA
	Lincoln, RI	Marietta, GA*
Brockton, MA
Henderson, NV (Green Valley)**
Las Vegas, NV (Summerlin)**
Las Vegas, NV (Aliante)**
	New Britain, CT	Shelton, CT
Cromwell, CT
Hamden, CT
East Windsor, CT
	Hartford, CT	Suffield, CT
South Plainfield, NJ
	Fern Park, FL	Seminole, FL

Lincoln College of Technology	Indianapolis, IN****	Nashville, TN***
Grand Prairie, TX
Melrose Park, IL
Columbia, MD
Denver, CO
West Palm Beach, FL
	Dayton, OH	Cincinnati, OH (Vine Street)
Franklin, OH
Cincinnati, OH (Northland Blvd.)
Florence, KY
Toledo, OH
Columbus, OH
Cleveland, OH

Lincoln College of New England	Southington, CT	Suffield, CT
Hartford, CT

*	This campus operates under the Lincoln College of Technology brand.
**	These campuses operate under the Euphoria Institute of Beauty Arts & Sciences brand.
***	This campus operates under the Nashville Auto-Diesel brand.
****
On September 1, 2011, the DOE approved the merger of the Nashville, TN and Grand Prairie, TX institutions into the Indianapolis, IN institution to become a new Office of Postsecondary Education Identification, or OPEID, institution.

All of our main campuses, including their additional locations, are currently certified by the DOE to participate in the Title IV Programs under provisional status until September 30, 2013, except for Southington, CT, which has been certified by the DOE under provisional status until June 30, 2013. The provisional certification at each institution is due to the change in ownership resulting in a change of control that the DOE determined resulted from the sale in 2010 by our then largest stockholder of a portion of its ownership in our company, except for Southington, CT, which received provisional certification due to its merger with Clemens College and our Denver institution, which is provisionally certified as a result of the change in ownership and because its default rate under the Federal Perkins Loan program that was published most recently prior to the effective date of its program participation agreement exceeded 30%. Currently, each of our institutions may apply to the DOE for recertification to participate in the Title IV programs on a non-provisional basis at least 90 days prior to the expiration date of its current program participation agreement.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.   Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the HEA and other laws governing Title IV programs.  On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315, reauthorized the Title IV HEA programs through at least September 30, 2014. The HEA reauthorization among other things revises the 90/10 Rule, as described below, revises the calculation of an institution's cohort default rate, requires additional disclosures and certifications with respect to non-Title IV alternative loans, prohibits certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students' best interests, and makes other changes.

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could reduce our student enrollment and our revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.

The Health, Education, Labor and Pensions Committee of the U.S. Senate, or the HELP Committee, held several hearings in 2010 focusing on the proprietary education sector.  In August 2010, the HELP Committee issued a wide-ranging request for information from 30 proprietary education entities, including our company.  We responded to this request, and in February 2011 to a follow-up request, and intend to continue cooperating with the HELP Committee.  The HELP Committee conducted several hearings in 2011 and could conduct additional hearings in the future.

We cannot predict what, if any, legislation or other actions will be taken or proposed by the HELP Committee or Congress in response to the hearings, the requests for information from our company and other entities, or other activities of the Committee or Congress.  Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those programs, or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin.  In addition, current requirements for student or school participation in Title IV programs may change or one or more of the present Title IV programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

DOE Development of New Regulations. The DOE published two Notices of Proposed Rulemaking, or NPRM, in June and July 2010 which proposed new regulations related to 14 “program integrity” topics. The DOE issued final regulations on October 29, 2010, addressing each of these topics, except for regulations imposing additional eligibility requirements on educational programs subject to the DOE requirement of preparing students for gainful employment in a recognized occupation.  The topics covered in the final regulations published on October 29, 2010 had a general effective date of July 1, 2011, and include, but are not limited to:  revisions to the incentive compensation rule, a significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in the October 2010 final regulations also include a new federal definition of a “credit hour” for federal student aid purposes.  The new definition may result in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  The implementation of all of the October 2010 final regulations will require us to change certain of our practices to comply with these requirements.  The changes to our practices, or our inability to comply with the final regulations on or after their effective date, could have a material adverse effect on our business and results of operations.

Index

On June 13, 2011, the DOE published final regulations in the Federal Register regarding gainful employment that take effect on July 1, 2012 and apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. Such educational programs would include all of the Title IV-eligible educational programs at each of our institutions.  The gainful employment regulations will, among other things, measure each educational program against threshold benchmarks in each of three debt measure categories:  (1) an annual loan repayment rate, (2) an annual debt-to-annual earnings ratio, and (3) an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions.  If an educational program fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other things, disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repaying their loans, disclose the options available to the student if the program loses eligibility for Title IV funds, and disclose resources available to research other educational options and compare program costs.  If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years.  We have analyzed the available data to assess the potential impact of the new gainful employment regulations on each of our institutions and educational programs.  However, some of the data needed to conduct the calculation, such as graduate incomes, are not yet available to institutions and are to be collected and calculated by the DOE.  Although we have not identified to date any material number of educational programs that we believe are likely to lose eligibility under the new regulations’ threshold benchmarks, if the available data were to change unfavorably or the unavailable data were to be unfavorable, the new regulations could nonetheless have a material adverse effect on our business and operations by requiring us to eliminate certain educational programs, and the new disclosure requirements and related components of the new regulations could have a material adverse effect on the rate at which students enroll in our programs.

The implementation of regulatory changes published in the 2011 final regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

The "90/10 Rule."   Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from Title IV programs, or 90/10 Rule percentage, for two consecutive fiscal years becomes immediately ineligible to participate in Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2011 fiscal year, our institutions' 90/10 Rule percentages ranged from 76.5% to 89.2%.  For 2011 and 2009, none of our institutions derived more than 90% of their revenues from Title IV Programs.  For 2010, our Dayton institution (consisting of a main campus and six additional locations) derived 96.9% of its revenues from Title IV programs.  It was our only institution with a 90/10 Rule percentage above 90%.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL program, increased. This increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the proportion of revenues they receive from Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the above-mentioned relief from certain loan limit increases expired for loans received on or after July 1, 2011, and the above-mentioned institutional loan relief is scheduled to expire for institutional loans made on or after July 1, 2012.  If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to change the calculation methodology, or to make other changes, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

Index

Student Loan Defaults.    An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year (two year ratio). An institution whose FFEL and FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

The HEA has been amended by the Higher Education Opportunity Act, or the HEOA, to provide for the calculation of an institution’s cohort default rate using a three-year period, beginning with the cohort default rate for the 2009 federal fiscal year.  Under the HEA reauthorization, an institution's cohort default rate is redefined to be based on the rate at which its former students default on their FFEL and FDL loans over a period of time that is one year longer than the period of time over which rates currently are calculated. As a result, most institutions' respective cohort default rates are expected to increase under the new provision, which first would apply to cohort default rates for the 2009 federal fiscal year. The DOE will not impose sanctions based on rates calculated under the new provision until three consecutive years have been calculated under the new method.  Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates.  The HEOA also increases the cohort default three-year threshold from 25% to 30% effective for three year cohort default rates issued beginning in federal fiscal year 2012.  The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates.

In September 2011, the DOE published final two-year cohort default rates for each of our institutions for the 2009 fiscal year.  The rates range from 10.5% to 35.4%.  We appealed all of our 2009 rates and have subsequently received revised cohort default rates for six institutions. These revised rates range from 10.5% to 33.6% and are reflected in the table below. Subsequent to receiving the revised rates two of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2009 federal fiscal year.  The following table sets forth the cohort default rates for each of our 20 DOE institutions for the federal fiscal years 2009, 2008 and 2007, the three most recent years for which the DOE has published such rates:

Institution	2009	2008	2007
Union, NJ	23.8%	14.3%	12.6%
Indianapolis, IN***	18.8%	12.0%	13.0%
Philadelphia, PA	30.2%	20.9%	19.8%
Columbia, MD	17.9%	13.7%	12.5%
Allentown, PA	17.4%	11.2%	10.3%
Melrose Park, IL	22.6%	16.0%	18.1%
Grand Prairie, TX***	33.6%	26.3%	21.9%
Edison, NJ	19.8%	17.4%	16.3%
Denver, CO	20.9%	11.6%	10.9%
Nashville, TN***	14.1%	7.7%	7.1%
Lincoln, RI	19.5%	14.0%	12.9%
Somerville, MA	20.2%	11.7%	12.2%
Dayton, OH	23.4%	20.2%	13.5%
New Britain, CT	15.0%	9.0%	9.1%
West Palm Beach, FL	19.3%	14.2%	10.3%
Southington, CT*	10.5%	18.6%	22.9%
South Plainfied, NJ**	13.0%	4.6%	9.4%
Fern Park, FL**	13.3%	7.0%	5.9%
Hartford, CT**	10.7%	4.1%	6.5%
East Windsor, CT**	12.3%	6.3%	9.5%

*	This institution was acquired on December 1, 2008.
**	These institutions were acquired on January 20, 2009.
***	On September 1, 2011, the DOE approved the merger of the Nashville, TN and Grand Prairie, TX institutions into the Indianapolis, IN institution to become a new OPEID institution.

On February 27, 2012, the DOE issued draft two-year cohort default rates for the 2010 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2012.  The draft 2010 rates ranged from 12.2% to 33.7%.  Our Philadelphia, PA institution was the only institution with a cohort default rate over 25%.  We plan to appeal all of our 2010 draft rates.  The weighted average cohort default rate for 2010 was 19.1% as compared to the revised 2009 rate of 20.1%

Index

On March 5, 2012, the DOE released draft three-year cohort default rates for federal fiscal year 2009.  The rates for the 2009 federal fiscal year under the new methodology ranged from 17.7% to 49.8%.  For the 2009 federal fiscal year, 10 of our institutions had draft three-year cohort default rates of at least 30%.  One of these institutions had a rate above 40%.  We plan to appeal all of our 2009 draft rates.

In December 2009, the DOE released unofficial trial three-year cohort default rates for the 2005, 2006, and 2007 federal fiscal years.  In February 2011, the DOE released unofficial trial three-year cohort rates for the 2008 federal fiscal year.  The unofficial rates for our institutions under the new methodology ranged from 10.6% to 37.0% for the 2006 federal fiscal year, from 16.2% to 42.2% for the 2007 federal fiscal year, and from 14.8% to 42.8% for the 2008 federal fiscal year.  The DOE stated in its electronic announcements that the publication of these unofficial rates is for informational purposes only and that no sanctions will be imposed based on these unofficial rates.

Perkins Loan Program

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Such institutions also may be subject to provisional certification.  Our Denver, Colorado institution and our New Britain, Connecticut institution are our only institutions participating in the Perkins program. The Perkins cohort default rate at our Denver institution was 42.0% for students scheduled to begin repayment in the 2009-2010 federal award year.  The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to the institution. Our Denver institution continues to make loans out of its existing Perkins loan fund. It is provisionally certified because its default rate under the Federal Perkins Loan program that was published most recently prior to the effective date of its program participation agreement exceeded 30.0% and also based on its change in ownership. The Perkins cohort default rate at our New Britain institution was 14.3% for students scheduled to begin repayment in the 2009-2010 federal award year.  The institution is provisionally certified by the DOE as a result of its change in ownership.

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

Index

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2010 and 2009 fiscal years reflecting a composite score of 1.8 and 2.0, respectively, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2011 fiscal year, we have calculated our composite score to be 2.1.  However, this is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2011 fiscal year.

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

A change of control could occur as a result of future transactions in which our company or schools are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of common stock and could have an adverse effect on the market price of our shares.

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

Index

Under final regulations published in October 2010 and effective July 1, 2011, a proprietary institution must notify the DOE at least 90 days before the first day of a new additional program (as defined by applicable DOE regulations).  The new regulations apply to both degree-granting and non-degree granting educational programs.  The notice must describe how the institution determined the need for the new program and how the program was designed to meet local market needs, or for an online program, regional or national market needs. The institution must also describe how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates of the program. The institution must include in its notice that the program has been approved by its accrediting agency or is otherwise included in the institution’s accreditation by its accrediting agency and state oversight agencies, as well as a description of any wage analysis it may have performed that is related to the new program. Unless otherwise required by the DOE to obtain approval for the new program, an institution that provides a notice may proceed with its plans to offer the new program based on its determination that the program is an eligible program that prepares students for gainful employment in a recognized occupation. However, the DOE may alert the institution, at least 30 days before the first day of class, that the DOE must approve the program for Title IV purposes. If any new program submitted by our institutions is identified as being subject to DOE review and approval for Title IV purposes, it could result in difficulties or delays in introducing the program, which could have a negative impact on our growth and enrollments.

Some of the state education agencies and our accrediting commission also have requirements that may affect our schools' ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program. Any institution required to submit retention or placement data to the ACICS may be required to obtain prior permission from the ACICS for the initiation of any new program. We do not believe that these standards will create significant obstacles to our expansion plans.

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

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15%. Our Grand Prairie institution had a FFEL and FDL cohort default rate above 25% for the 2008 and 2009 federal fiscal years.  We appealed all of the 2009 rates and two of our institutions had a FFEL and FDL cohort default rate above 25% for the 2009 federal fiscal year.  Our Denver institution's Perkins Loan cohort default rate was 42.0% for students scheduled to begin repayment in the 2009-2010 federal award year.   Institutions with default rates that exceed statutory or regulatory benchmarks may be subject to consequences that include but are not limited to loss of eligibility to participate in the Title IV programs.  See “Regulatory Environment – Student Loan Defaults” and “Regulatory Environment – Perkins Loans Program”.

Index

Ability to Benefit Regulations.    Under certain circumstances, an institution may elect to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study. In order for ability to benefit students to be eligible for Title IV Program participation, the institution must comply with the ability to benefit requirements set forth in the Title IV Program requirements. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. The HEOA provisions also permit students to demonstrate their ability to benefit and become eligible to receive Title IV funds upon satisfactory completion of six credit hours or the equivalent coursework. In addition to the testing requirements, the DOE regulations also prohibit ability to benefit student enrollments from constituting 50% or more of the total enrollment of the institution. In 2011, the following schools were authorized to enroll “ability to benefit” applicants: Dayton, Toledo, Cincinnati (Vine St.), Cincinnati (Tri-County), Franklin, Florence, New Britain, Cromwell, Shelton, Hamden, Union, Mahwah, Indianapolis, Melrose Park, Grand Prairie, Somerville, Denver, West Palm Beach, Center City Philadelphia, Northeast Philadelphia, Paramus, Moorestown, Marietta, Lowell, Edison, Brockton, Allentown, Las Vegas (Summerlin), Hartford, Suffield, Fern Park, Seminole, Henderson (Green Valley), Las Vegas (Aliante), Lincoln, East Windsor and South Plainfield.

On December 23, 2011, the Consolidated Appropriations Act, Public Law 112-74, among other things, eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.  As a result, many of these students who would have qualified to receive Title IV funds as ability-to-benefit students will not be eligible for Title IV assistance under the new law.  As of December 31, 2011, approximately 5.5% of our total student population were ability-to-benefit students.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. On October 29, 2010, the DOE adopted final rules that took effect on July 1, 2011 and amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors  (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule.  The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule.  The implementation of the final regulations required us to change our compensation practices and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

Index

All institutions are recertified on various dates for various amounts of time.  The following table sets forth the expiration dates for each of our institutions' current program participation agreements:

Institution	Expiration Date of Current Program Participation Agreement
Allentown, PA	September 30, 2013*
Columbia, MD	September 30, 2013*
Philadelphia, PA	September 30, 2013*
Denver, CO	September 30, 2013**
Lincoln, RI	September 30, 2013*
Somerville, MA	September 30, 2013*
Edison, NJ	September 30, 2013*
Union, NJ	September 30, 2013*
Indianapolis, IN	December 31, 2013*
Melrose Park, IL	September 30, 2013*
Dayton, OH	September 30, 2013*
New Britain, CT	September 30, 2013*
West Palm Beach, FL	September 30, 2013*
Southington, CT	June 30, 2013***
East Windsor, CT	September 30, 2013*
Fern Park, FL	September 30, 2013*
South Plainfield, NJ	September 30, 2013*
Hartford, CT	September 30, 2013*

*	Provisionally certified as a result of our then largest shareholder’s sale of a portion of its ownership in our company during 2010.
**
Provisionally certified as a result of our then largest shareholder’s sale of a portion of its ownership in our company during 2010 and for having a default rate under the Perkins program in excess of 30%.

***	Provisionally certified as a result of our then largest shareholder’s sale of a portion of its ownership in our company during 2010 and as a result of a merger with Clemens College.

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

On January 10, 2011, the DOE notified our Philadelphia, PA campus that an on-site Program Review was scheduled to begin on January 31, 2011.  The Program Review assessed the Philadelphia campus’s administration of Title IV, HEA programs for the 2009-10 and 2010-11 award years.  The Program Review concluded on February 4, 2011, and the DOE issued a Program Review Report on February 24, 2011.  On April 14, 2011, the DOE issued a Final Program Determination, or FPRD, letter.  There were no liabilities asserted in the FPRD letter.

On February 28, 2011, the DOE notified our Dayton, OH campus that an on-site Program Review was scheduled to begin on March 28, 2011.  The Program Review assessed the institution’s administration of the Title IV, HEA programs in which it participates for the 2009-2010 and 2010-2011 award years.  On June 3, 2011, the DOE issued an Expedited Final Program Determination, or EFPRD, letter.  There were no liabilities asserted in the EFPRD letter.

On July 11, 2011, the DOE notified our Grand Prairie, TX campus that an on-site Program Review was scheduled to begin on July 25, 2011.  The Program Review assessed the institution’s administration of the Title IV, HEA Program in which it participates for the 2010-2011 award year.  On August 31, 2011, the DOE issued an EFPRD letter.  There were no liabilities asserted in the EFPRD letter.

On August 17, 2011, the DOE notified our Philadelphia, PA (Center City) campus that an on-site Program Review was scheduled to begin on September 7, 2011.  The Program Review assessed the administration of the Title IV, HEA programs in which the campus participates for the 2009-2010 and 2010-2011 award years.  On November 28, 2011, the DOE issued an FPRD letter.  There were no liabilities asserted in the FPRD letter.

Index

If one of our schools fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution on provisional certification and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE.  An institution that is operating under this "Heightened Cash Monitoring, Type 1 status," is required to credit student accounts before drawing down funds under Title IV Programs and to draw down funds in an amount no greater than the previous disbursement to students and parents. Additionally, an institution's compliance audit is required to contain verification that this did occur throughout the year. In addition to the above, the DOE requires institutions to comply with certain requirements if they are operating in "the zone," which is indicative of a composite score between 1.0 and 1.4. Those requirements include providing timely information regarding any of the following oversight and financial events:

•	Any adverse action, including a probation or similar action, taken against the institution by its accrediting agency;
•
Any event that causes the institution, or related entity to realize any liability that was noted as a contingent liability in the institution's or related entity's most recent audited financial statements;

•	Any violation by the institution of any loan agreement;
•	Any failure of the institution to make a payment in accordance with its debt obligations that results in a creditor filing suit to recover funds under those obligations;
•	Any withdrawal of owner's equity from the institution by any means, including by declaring a dividend; or
•	Any extraordinary losses, as defined under Accounting Standards Codification 220-20.

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

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the HEA and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2011, we derived approximately 84% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, student performances and outcomes, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

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

Political and budgetary concerns significantly affect Title IV programs.  Congress periodically revises the HEA and other laws governing Title IV HEA Programs and annually determines the funding level for each Title IV Program. On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315 was enacted. The HEA reauthorized the Title IV programs through at least September 30, 2014.  Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through those programs could result in increased administrative costs and decreased profit margin.

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could reduce our student enrollment and our revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.

The HELP Committee held several hearings in 2010 focusing on the proprietary education sector.  In August 2010, the HELP Committee issued a wide-ranging request for information from 30 proprietary education entities, including our company.  We responded to this request, and in February 2011 to a follow-up request, and intend to continue cooperating with the HELP Committee.  The HELP Committee conducted several hearings in 2011 and could conduct more hearings in the future.

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

The DOE published two NPRMs in the Federal Register in June 2010 and July 2010 which propose new regulations related to Title IV program integrity issues.  The DOE issued final regulations on October 29, 2010 addressing each of these topics, except for regulations imposing additional eligibility requirements on educational programs subject to the DOE requirement of preparing students for gainful employment in a recognized occupation.  The topics covered in the final regulations published on October 29, 2010, had a general effective date of July 1, 2011, and include, but are not limited to:  revisions to the incentive compensation rule, significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in the October 2010 final regulations also include a new federal definition of a “credit hour” for federal student aid purposes, which new definition may result in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  The implementation of all of the October 2010 final regulations will require us to change our practices to comply with these requirements.  The changes to our practices, or our inability to comply with the final regulations on or after their effective date, could have a material adverse effect on our business and results of operations.

On June 13, 2011, the DOE published final regulations in the Federal Register regarding gainful employment that take effect on July 1, 2012 and apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. Such educational programs would include all of the Title IV-eligible educational programs at each of our institutions.  The gainful employment regulations will, among other things, measure each educational program against threshold benchmarks in each of three debt measure categories:  (1) an annual loan repayment rate, (2) an annual debt-to-annual earnings ratio, and (3) an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions.  If an educational program fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other things, disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repaying their loans, disclose the options available to the student if the program loses eligibility for Title IV funds, and disclose resources available to research other educational options and compare program costs.  If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years.  We have analyzed the available data to assess the potential impact of the new gainful employment regulations on each of our institutions and educational programs.  However, some of the data needed to conduct the calculation, such as graduate incomes, are not available to institutions and are to be collected and calculated by the DOE.  Although we have not identified to date any material number of educational programs that we believe are likely to lose eligibility under the new regulations’ threshold benchmarks, if the available data were to change unfavorably or the unavailable data were to be unfavorable, the new regulations could nonetheless have a material adverse effect on our business and operations by requiring us to eliminate certain educational programs, and the new disclosure requirements and related components of the new regulations could have a material adverse effect on the rate at which students enroll in our programs.

The implementation of regulatory changes published in the 2011 final regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

Index

Each year, based on the financial information submitted by an eligible institution that participates in Title IV Programs, the DOE calculates three financial ratios for the institution: an equity ratio, a primary reserve ratio and a net income ratio. Each of these ratios is scored separately and then combined into a composite score to measure the institution's financial responsibility. If the composite score for an institution falls below thresholds established by the DOE, the DOE could place the institution on provisional certification and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the student's eligibility for Title IV Program funds before receiving such funds from the DOE.  If an institution has a composite score between 1.0 and 1.4, the institution will be required to operate under "Heightened Cash Monitoring, Type 1 status."  If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility and, as a condition of Title IV Program participation, the institution may be required to, among other things, post a letter of credit in an amount of at least 10% to 50% of the institution's annual Title IV Program participation for its most recent fiscal year.

The DOE has evaluated the financial responsibility requirements of our institutions on a consolidated basis.  Based on our calculations, our 2011 and 2010 consolidated financial statements reflect a composite score for the Company of 2.1 and 1.8, respectively.  However, our 2011 composite score is subject to confirmation by the DOE once it receives and reviews our audited financial statements for the 2011 fiscal year.

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. For a description of these criteria, see “Regulatory Environment – Administrative Capability.”

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15%. Our Grand Prairie institution had an FFEL and FDL cohort default rate above 25% for the 2009 and 2008 federal fiscal years.  Three of our institutions had an FFEL and FDL cohort default rate above 25% for the 2009 federal fiscal year.  Our Denver institution's Perkins Loan cohort default rate was 42.0% for students scheduled to begin repayment in the 2009-2010 federal award year.

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

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A decrease in Title IV funding could adversely affect our revenue, as we received approximately 84% of our revenue (calculated based on cash receipts) from Title IV Programs in 2011, which would have a material adverse effect on our business and results of operations.

We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based  directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE issued final rules effective July 1, 2011 that amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule.  The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule.  The implementation of the final regulations required us to change our compensation practices and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.  If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

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

The DOE published new regulations that took effect on July 1, 2011 and expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes.  See “Regulatory Environment – State Authorization.”  If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. The DOE stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the DOE will interpret these requirements in each state.

In addition, the new DOE rules also require institutions offering postsecondary education through distance education, such as online programs, to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state to meet any state requirements for it to be legally offering postsecondary distance education in that state.  See “Regulatory Environment – State Authorization.”  If we are unable to obtain the required approvals, our students in the affected schools or programs may be unable to receive Title IV funds, and we may be unable to recruit students or operate in that state, which could have a material adverse effect on our business and operations.

A school also must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution, including achieving and maintaining stringent retention, completion and placement outcomes. Certain states require institutions to maintain accreditation as a condition of continued authorization to grant degrees. The HEA requires accrediting commissions recognized by the DOE to review and monitor many aspects of an institution's operations and to take appropriate disciplinary action when the institution fails to comply with the accrediting agency's standards. Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a material adverse effect on our business and operations.

Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs are too high, which could reduce our student population and revenues.

Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2011 fiscal year, our institutions' 90/10 Rule percentages ranged from 76.5% to 89.2%.  For 2011 and 2009, none of our institutions derived more than 90% of their revenues from Title IV Programs.  For 2010, our Dayton institution (consisting of a main campus and six additional locations) had a 90/10 Rule percentage of 96.9% and was our only institution with a 90/10 Rule percentage above 90%.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Index

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program, increased. This increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the above-mentioned relief from certain loan limit increases expired for loans received on or after July 1, 2011, and the above-mentioned institutional loan relief is scheduled to expire for institutional loans made on or after July 1, 2012.  If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to change the calculation methodology, or to make other changes, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual basis as the rate at which borrowers scheduled to begin repayment on their loans in one year default on those loans by the end of the next year (two year ratio). An institution whose FFEL and FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

The HEA has been amended by the HEOA to provide for the calculation of an institution’s cohort default rate using a three year period, beginning with the cohort default rate for the 2009 federal fiscal year.  Under the HEA reauthorization, an institution's cohort default rate is redefined to be based on the rate at which its former students default on their FFEL and FDL loans over a period of time that is one year longer than the period of time over which rates currently are calculated. As a result, most institutions' respective cohort default rates are expected to increase under the new provision, which first would apply to cohort default rates for the 2009 federal fiscal year. The DOE will not impose sanctions based on rates calculated under the new provision until three consecutive years have been calculated under the new method.  Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates.  The HEOA also increases the cohort default three-year threshold from 25% to 30% effective for three year cohort default rates issued beginning in federal fiscal year 2012.  The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates

In September 2011, the DOE published the final cohort default rate for each of our institutions for the 2009 fiscal year.  The rates range from 10.5% to 35.4%. We appealed all of our 2009 rates and have subsequently received revised cohort default rates for six institutions. These revised rates range from 10.5% to 33.6%. Subsequent to receiving the revised rates, two of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for any of the federal fiscal years 2009, 2008 and 2007, the three most recent years for which the DOE has published such rates. See “Regulatory Environment – Student Default Rates.”

On February 27, 2012, the DOE issued draft two-year cohort default rates for the 2010 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2012.  The draft 2010 rates ranged from 12.2% to 33.7%.  Our Philadelphia, PA institution was the institution with a cohort default rate over 25%.  We plan to appeal all of our 2010 draft rates. If the final 2010 fiscal year cohort default rate for Philadelphia, PA is 25% or greater, then the rate would be the institution’s second consecutive fiscal year cohort default rate of 25% or greater.  The weighted average cohort default rate for 2010 was 19.1% as compared to the revised 2009 rate of 20.1%

On March 5, 2012, the DOE released draft three-year cohort default rates for federal fiscal year 2009.  The rates for the 2009 federal fiscal year under the new methodology ranged from 17.7% to 49.8%.  For the 2009 federal fiscal year, 10 of our institutions had draft three-year cohort default rates of at least 30%.  One of these institutions had a rate above 40%.  We plan to appeal all of our 2009 draft rates.

In December 2009, the DOE released unofficial trial three-year cohort default rates for the 2005, 2006, and 2007 federal fiscal years.  In February 2011, the DOE released unofficial trial three-year cohort rates for the 2008 federal fiscal year.  The unofficial rates for our institutions under the new methodology ranged from 10.6% to 37.0% for the 2006 federal fiscal year, from 16.2% to 42.2% for the 2007 federal fiscal year, and from 14.8% to 42.8% for the 2008 federal fiscal year.  The DOE stated in its electronic announcements that the publication of these unofficial rates is for informational purposes only and that no sanctions will be imposed based on these unofficial rates.

Index

If former students defaulted on repayment of their federal student loans in excess of specified levels, our institutions would lose eligibility to participate in Title IV Programs, which could decrease our student population and revenues.

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

If we acquire a school that participates in Title IV Programs, we must obtain approval from the DOE and applicable state education agencies and accrediting commissions in order for the school to be able to continue operating and participating in Title IV Programs. An acquisition can result in the temporary suspension of the acquired school's participation in Title IV Programs unless we submit to the DOE a timely and materially complete application for recertification and the DOE issues a temporary provisional program participation agreement. If we are unable to timely re-establish the state authorization, accreditation or DOE certification of the acquired school, our ability to operate the acquired school as planned or to realize the anticipated benefits from the acquisition of that school could be impaired.

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

Index

Our failure to comply with regulations promulgated by the DOE could result in financial penalties, or the limitation, suspension, or termination of our continued participation in the Title IV programs.

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2011, approximately 84% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees.

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

The growth rate of enrollment in degree-granting, postsecondary institutions over the next ten years is expected to be slower than in the prior ten years.  Growth rates of online postsecondary education enrollment are also expected to be slower in future periods. In addition, the number of high school graduates eligible to enroll in degree-granting, postsecondary institutions is expected to fall before resuming a growth pattern for the foreseeable future. Although, as of December 31, 2011, only 19.5% of our students were enrolled in degree-granting programs (primarily at the associate's degree level), our strategy is to expand our degree granting offerings. In order to increase our current growth rates in degree granting programs, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of diploma or degree granting programs that we offer and seek to offer. Our failure to attract new students, or the decisions by prospective students to seek diploma or degree programs in other disciplines, would have an adverse impact on our future growth. Over the last three quarters, we have seen decreases in our enrollment growth due to, among other things, reducing the number of “ability to benefit” students admitted to our schools.  We have identified “ability to benefit” students as a high risk due to their greater likelihood to leave school prior to graduating and subsequently default on their loans, and we have reduced the number of “ability to benefit” students we will admit.  Beginning July 1, 2012, "ability to benefit" students will no longer be eligible to receive federal student aid. Therefore, our institutions will be unable to enroll "ability to benefit" students requiring federal student aid starting July 1, 2012. These changes to our business model are expected to decrease our enrollments and our revenue and cause pressure on our margins as we strive to bring those students to below 10% of our population over the next two years.

Index

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

The Consolidated Appropriations Act for 2012 eliminates the ability of “ATB” students who first enroll after July 1, 2012 to participate in federal student financial aid programs and makes changes to the Pell Grant program, both of which could adversely affect our business.

On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the “Appropriations Act”). The new law significantly impacts the federal student aid programs authorized under Title IV of the Higher Education Act of 1965, as amended (“HEA”).

Auto-Zero EFC Income Threshold — The Appropriations Act amended the HEA to reduce the income threshold for an automatic zero “expected family contribution” to $23,000 for the 2012-2013 award year for both dependent and independent students.  The threshold for 2012-2013 was scheduled to be $32,000, but now will be $23,000.  For students whose families make between $23,000 and $32,000 per year, this will decrease the amount of Pell grants such students will receive.

Index

Ability-to-Benefit — The Appropriations Act also eliminated federal student aid eligibility for all students without a “certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.”  The Appropriations Act makes an exception for students who have completed a secondary school education in a home school setting that is treated as a home school or private school under state law. Therefore, students who do not have a high school diploma or a recognized equivalent (e.g., a GED), or do not meet the home school requirements, and who first enroll in a program of study on or after July 1, 2012, will not be eligible to receive Title IV student aid.   Students will qualify for Title IV student aid under one of the ability-to-benefit (ATB) alternatives if the student was enrolled in a Title IV eligible program prior to July 1, 2012. Those alternatives include the student passing an independently-administered, approved ATB test or successfully completing at least six credit hours or 225 clock hours of postsecondary education. A student who does not possess a high school diploma, or a recognized equivalent, but who is enrolled in a Title IV eligible program any time prior to July 1, 2012 may be eligible to receive Title IV student assistance after July 1, 2012.  As of December 31, 2011, approximately 5.5% of our total student population were ATB students.

Federal Pell Grant Duration of Eligibility — The Appropriations Act also amended the HEA to reduce the duration of a student’s eligibility to receive a federal Pell Grant from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). This provision applies to all federal Pell Grant eligible students effective with the 2012-13 award year. This may eliminate the ability of some of our students to continue to receive Pell Grants, depending on their prior receipt of Pell Grants from our institutions and from other institutions prior to enrolling in our schools.

We are unable to predict the ultimate financial impact on the Company of these changes.  However, our institutions will be unable to accept ATB students starting on July 1, 2012, and the financial aid for some of our other students may be reduced or eliminated starting on that date.  If we are not able to effectively recruit additional new students to make up for those ATB students we will be unable to enroll, or if the reduction or elimination of financial aid after that date deters some students from enrolling, it would negatively affect our business, results of operations and financial condition, perhaps materially.

Index

RISKS RELATED TO OUR BUSINESS

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

To open a new school or campus, we would be required to obtain appropriate state and accrediting commission approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal Title IV Program funding, a new school or campus would have to be certified by the DOE and would require federal authorization and approvals. In the case of entirely separate, freestanding U.S. schools, a minimum of two years' operating history is required to be eligible for Title IV Program funding. We cannot be sure that we will be able to identify suitable expansion opportunities or that we will be able to successfully integrate or profitably operate any new schools or campuses. A failure by us to effectively identify suitable expansion opportunities and to establish and manage the operations of newly established schools or online offerings could make any newly established schools or our online programs unprofitable or more costly to operate than we had planned.

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

Index

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

Our total assets reflect substantial intangible assets. At December 31, 2011, goodwill and identified intangibles, net, represented approximately 27.5% of total assets. Intangible assets consist of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.  We concluded that the decrease in our market capitalization as of September 30, 2011 was a triggering event and accordingly we tested goodwill and indefinite-lived intangibles for impairment.  Our tests indicated that five of our reporting units were impaired which resulted in an expense of $9.4 million in the third quarter of 2011.  At December 31, 2011, we tested our goodwill for impairment and determined we did not have an impairment. At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units.

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

Approximately 43% of our schools are concentrated in the states of New Jersey, Connecticut and Pennsylvania and a change in the general economic or regulatory conditions in these states could increase our costs and have an adverse effect on our revenues.

As of December 31, 2011, we operated 46 campuses in 17 states. 20 of those schools are located in the states of New Jersey, Connecticut and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey, Connecticut or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey, Connecticut and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

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

Index

In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which could negatively impact the cohort default rates of our institutions. Our 2009 cohort default rates at our institutions, as reported by the DOE range from 10.5% to 33.6%. Our 2008 cohort default rates as reported by the DOE range from 4.1% to 26.3%.  The weakness in the economy could continue to increase default rates. For information regarding the historical default rates for our schools, see "Business—Regulatory Environment—Federal Family Education Loan Program" in this Annual Report on Form 10-K. An increase in our cohort default rates in excess of specified levels could cause our institutions to lose their eligibility to participate in some or all Title IV Programs which could have a material adverse effect on our operations. See “Risk Factors—Risks Related to Our Industry.  Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues" in this Annual Report on Form 10-K.

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

As of December 31, 2011, we leased all of our facilities, except for our campuses in West Palm Beach, Florida, Nashville, Tennessee, Grand Prairie, Texas, Cincinnati (Tri-County), Ohio, Suffield, Connecticut, and Denver, Colorado, all of which we own.  Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and one of our facilities in Grand Prairie, Texas) were also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2011, all of our existing leases expire between September 2012 and October 2032.

The following table provides information relating to our facilities as of December 31, 2011, including our corporate office:

Location	Brand	Approximate Square Footage
Henderson, Nevada	Euphoria Institute	18,000
Las Vegas, Nevada	Euphoria Institute	19,000
North Las Vegas, Nevada	Euphoria Institute	12,000
Henderson, Nevada	Lincoln College of New England	7,000
Southington, Connecticut	Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
West Palm Beach, Florida	Lincoln College of Technology	117,000
Suffield, Connecticut	Lincoln College of New England and Lincoln Technical Institute	132,000
Hartford, Connecticut	Lincoln College of New England and Lincoln Technical Institute	367,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
Cromwell, Connecticut	Lincoln Technical Institute	12,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Fern Park, Florida	Lincoln Technical Institute	46,000
Hamden, Connecticut	Lincoln Technical Institute	14,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	21,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	36,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute	42,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Seminole, Florida	Lincoln Technical Institute	13,000
Union, New Jersey	Lincoln Technical Institute	56,000

Index

Properties Continued

Location	Brand	Approximate Square Footage
Nashville, Tennessee	Nashville Auto-Diesel College	278,000
Cincinnati (Tri-County), Ohio	Lincoln College of Technology	38,000
Cincinnati (Northland Blvd.), Ohio	Lincoln College of Technology	23,000
Dayton, Ohio	Lincoln College of Technology	27,000
Florence, Kentucky	Lincoln College of Technology	22,000
Franklin, Ohio	Lincoln College of Technology	14,000
Toledo, Ohio	Lincoln College of Technology	28,000
Columbus, Ohio	Lincoln College of Technology	21,000
Cleveland, Ohio	Lincoln College of Technology	25,000
West Orange, New Jersey	Corporate Office	52,000

We believe that our facilities are suitable for their present intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

We and several executive officers were named as defendants in two purported securities class action lawsuits.  The complaints, which were both filed in the U.S. District Court for the District of New Jersey, alleged that we and the other defendants made false and misleading statements and failed to disclose material adverse facts about our business and prospects in violation of federal securities laws.  The plaintiff sought damages for the purported class.  The complaints were filed on August 13, 2010 and September 19, 2010, and were respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al.  On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff.  A consolidated amended complaint was filed on February 14, 2011.  On April 15, 2011, defendants filed a motion to dismiss all of the claims asserted therein.  On September 6, 2011, the Court entered an order granting defendants’ motion to dismiss the consolidated amended complaint with prejudice.  Plaintiffs did not appeal.

Certain of the Company’s executive officers and directors were also named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, was captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, was captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, was captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints alleged that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On October 18, 2011, the parties to the Schweertmann action filed with the Court a stipulation of voluntary dismissal of the action without prejudice, which the Court ordered on October 24, 2011.   On October 21, 2011, plaintiffs in the Lloyd action filed a notice of voluntary dismissal of the action without prejudice, which the Court ordered on October 26, 2011.  On November 30, 2011, the parties to the Lehner action filed a stipulation of voluntary dismissal of the action without prejudice, which the Court ordered on December 2, 2011.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock
Our common stock is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Select Market, for the periods indicated and the cash dividends per share declared on our common stock:

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2011
First Quarter	$16.62	$14.28	$0.25
Second Quarter	$17.29	$14.11	$0.25
Third Quarter	$19.46	$7.62	$0.25
Fourth Quarter	$9.64	$6.89	$0.07

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2010
First Quarter	$28.10	$19.10	$-
Second Quarter	$27.94	$20.59	$-
Third Quarter	$21.55	$10.31	$-
Fourth Quarter	$16.77	$12.07	$0.25

On March 7, 2012, the last reported sale price of our common stock on the Nasdaq Global Select Market was $7.67 per share.  As of March 7, 2012, based on the information provided by Continental Stock Transfer & Trust Company, there were approximately 24 stockholders of record of our common stock.

Dividend Policy

On October 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on December 30, 2011 to shareholders of record on December 15, 2011.  Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our results of operations, financial condition, cash requirements and other relevant factors.

Index

Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock during the period from December 29, 2006 through December 31, 2011 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on January 3, 2007, and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a filing.

Companies in the Peer Group include Apollo Group, Inc., Corinthian Colleges, Inc., Career Education Corp., DeVry, Inc., ITT Educational Services, Inc., Strayer Education, Inc. and Universal Technical Institute, Inc.

Index

Securities Authorized for Issuance under Equity Compensation Plans
We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2011 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	533,375	$16.60	1,616,531
Equity compensation plans not approved by security holders	-	-	-
Total	533,375	$16.60	1,616,531

Index

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data for each of the years in the three-year period ended December 31, 2011 and historical consolidated balance sheet data at December 31, 2011 and 2010 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of income data for the fiscal years ended December 31, 2008 and 2007 and historical consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial information not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

Statement of Income Data, Year Ended December 31:
Revenue	$512,625	$639,494	$552,536	$376,907	$327,774
Cost and expenses:
Educational services and facilities	222,959	239,738	211,295	153,530	139,500
Selling, general and administrative (1)	244,398	270,879	252,673	187,722	162,396
Loss (gain) on sale of assets	5	(8)	35	80	(15)
Impairment of goodwill	10,377	6,244	215	-	-
Total costs and expenses	477,739	516,853	464,218	341,332	301,881
Operating income	34,886	122,641	88,318	35,575	25,893
Other:
Interest income	50	30	29	113	180
Interest expense	(4,369)	(4,533)	(4,275)	(2,152)	(2,341)
Other income	18	45	35	-	27
Income from continuing operations before income taxes	30,585	118,183	84,107	33,536	23,759
Provision for income taxes	13,045	48,452	34,868	13,341	9,932
Income from continuing operations	17,540	69,731	49,239	20,195	13,827
Loss from discontinued operations, net of income taxes	-	-	-	-	(5,487)
Net income	$17,540	$69,731	$49,239	$20,195	$8,340
Basic
Earnings per share from continuing operations	$0.80	$2.86	$1.87	$0.80	$0.54
Loss per share from discontinued operations	-	-	-	-	(0.21)
Net income per share	$0.80	$2.86	$1.87	$0.80	$0.33
Diluted
Earnings per share from continuing operations	$0.79	$2.79	$1.82	$0.78	$0.53
Loss per share from discontinued operations	-	-	-	-	(0.21)
Net income per share	$0.79	$2.79	$1.82	$0.78	$0.32
Weighted average number of common shares outstanding:
Basic	22,020	24,418	26,337	25,308	25,479
Diluted	22,155	25,024	27,095	25,984	26,090
Other Data:
Capital expenditures	$38,119	$42,352	$24,018	$20,166	$24,766
Depreciation and amortization from continuing operations	28,464	26,218	24,240	17,920	15,111
Number of campuses	46	45	43	36	34
Average student population	24,301	31,535	27,808	20,006	17,687
Cash dividend declared per common share	0.07	1.00	-	-	-
Balance Sheet Data, At December 31:
Cash and cash equivalents	$26,524	$65,995	$46,076	$15,234	$3,502
Working capital (deficit) (2)	1,540	(4,176)	4,494	(19,840)	(17,952)
Total assets	362,251	412,822	388,368	268,042	246,183
Total debt (3)	36,508	56,945	57,328	10,174	15,378
Total stockholders' equity	239,025	222,485	218,636	174,949	162,467

Index

(1)           Selling, general and administrative expenses include $1.4 million and $0.9 million of acquisition costs incurred during the years ended December 31, 2009 and 2008, respectively, in connection with the acquisition of BAR which was completed on January 20, 2009.

 (2)           Working (deficit) capital is defined as current assets less current liabilities.

 (3)           Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2011 incurred in connection with a sale-leaseback transaction as further described in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the “Selected Financial Data,” “Forward Looking Statements” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and “Forward Looking Statements” and elsewhere in this Annual Report on Form 10-K.

GENERAL

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2011, we enrolled 19,204 students at our 46 campuses across 17 states.  Of those schools, 20 are located in the states of New Jersey, Connecticut and Pennsylvania.

Since 1999, we increased our geographic footprint and our diversity by adding 26 additional schools through acquisitions and opening six schools through initial start-ups. Our campuses, a majority of which serve major metropolitan markets, are located throughout the United States. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are either nationally or regionally accredited and are eligible to participate in federal financial aid programs.

Our revenues consist primarily of student tuition and fees derived from the programs we offer.  Our revenues are reduced by scholarships granted to our students. We recognize revenues from tuition and one-time fees, such as application fees, ratably over the length of a program, including internships or externships that take place prior to graduation. We also earn revenues from our bookstores, dormitories, cafeterias and contract training services. These non-tuition revenues are recognized upon delivery of goods or as services are performed and represent less than 10% of our revenues.

Tuition varies by school and by program and on average we increase tuition once a year by 3% to 5%. Our ability to raise tuition is influenced by the demand for our programs, by the rate of tuition increase at other post-secondary schools and by regulatory requirements. If historical trends continue, we expect to be able to continue to raise tuition annually at comparable rates.

Historically, and through 2010, our revenue has grown as a result of strategic acquisitions coupled with organic growth.  Our revenues increased 15.7% in 2010 and 46.6% in 2009 over the prior years as we grew from 36 campuses at December 31, 2008 to 45 campuses at December 31, 2010. During that time, our average student population increased from 27,808 for the year ended December 31, 2009 to 31,535 for the year ended December 31, 2010. Commencing in late 2010, the DOE proposed regulations that place a greater focus on student outcomes.  Specifically, these regulations are intended to ensure that students' debt levels can be serviced with the salary levels they can obtain after graduation and, consequently, that students are able to repay their government loans.   The proposed regulations resulted in our admissions becoming more selective. We identified “ability to benefit” students as a high risk due to their greater likelihood to drop out and subsequently default on their loans, and we reduced the number of “ability to benefit” students we would admit.  These changes to our business model decreased our enrollments and our revenues and cause pressure on our margins as we strive to bring those students to below 10% of our population over the next several years.

As a result of a greater percentage of financial aid available, a greater number of students were able to finance their educations entirely from financial aid sources. While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule. Because of the increases in Title IV student loan limits and grants in recent years, it has become difficult for us to comply with the 90/10 Rule. We considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs. We decided to restructure program offerings. This resulted in increasing the financing gaps between tuition and the amount of financial aid available to cover the financing gap. This resulted in students having to attend classes longer each week as well as students having to make regular monthly cash payments.   These actions have led to a decrease in the number of students who have enrolled at our institutions.

Our operating expenses, while a function of our revenue growth, contain a high fixed cost component. Our educational services and facilities expenses as a percentage of revenues increased to 43.5% in 2011 from 37.5% in 2010 and 38.3% in 2009, and selling, general and administrative expenses increased as a percentage of revenue to 47.7% in 2011 from 42.3% in 2010 and 45.7% in 2009. The revenue increases we experienced in 2010 and 2009 have produced meaningful leverage and operating margins.  As our enrollment declined, we experienced significant negative leverage due to lower utilization at our schools.

Index

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our diploma/certificate programs range from 22 to 112 weeks, our associate’s degree programs range from 48 to 123 weeks, and our bachelor’s degree programs range from 132 to 284 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs. As more of our schools receive approval to offer associate’s degree and bachelor’s degree programs, which are longer than our diploma degree programs, we would expect our average enrollment and the average length of stay of our students to increase.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 84% of our cash receipts relating to revenues in 2011.

We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated through the student’s participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. Under Title IV programs, the government funds a certain portion of a students’ tuition, with the remainder, referred to as “the gap,” financed by students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 3% to 5% per year and restructured certain programs to reduce the amount of financial aid available to students, while funds received from Title IV programs increased at lower rates.

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. However, we believe that these risks are somewhat mitigated due to the following:

•	Annual federal Title IV loan limits, including grants have increased. Title IV funds represented 84% of our 2011 revenue on a cash basis;
•
Our internal financing is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate;

•	Funding for students who interrupt their education is typically covered by Title IV funds as long as they have been properly packaged for financial aid; and
•	We have a good collection history with our graduates. Historically, 87% of all of our graduates have repaid their balances in full.

For the year ended December 31, 2011, approximately 84% of our revenue on a cash basis was derived from Title IV funds and approximately 16% was derived from state grants and cash payments made by students.  For the year ended December 31, 2010, approximately 83% of our revenue on a cash basis was derived from Title IV funds, approximately 9% was derived from state grants and cash payments made by students, and approximately 1% was funded under third-party private loan programs.  The credit crisis that has impacted the financial markets has had a limited impact on our ability to finance our creditworthy students.  However, no assurance can be given that the worsening of the current economic downturn or tightening of the credit markets would not have a negative impact on our ability to continue to finance our creditworthy students.  We have several alternative lenders that will provide private party loans to creditworthy students.  For non-credit worthy students, we provide the gap financing for them to be able to attend school.  As of December 31, 2011, we had outstanding loan commitments to our students of $26.4 million as compared to $17.3 million at December 31, 2010.  Loan commitments, net of interest that would be due on the loans through maturity, were $20.2 million at December 31, 2011 as compared to $15.4 million at December 31, 2010.  Commitments at December 31, 2011 represented an average commitment balance, including interest of approximately $6,200.

Our bad debt expense as a percentage of revenue decreased to 6.0% for 2011 from 6.1% in 2010 and 6.7% in 2009.  The decrease in 2011 as compared to 2010 was attributable to improved cash collections as well as our continuing efforts to further centralize the administration of our financial aid department.

All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.

Index

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

Based on audited financial statements for the 2011, 2010 and 2009 fiscal years, our calculations resulted in composite scores for those years of 2.1, 1.8 and 2.0, respectively.

The operating expenses associated with an existing school do not increase or decrease proportionally as the number of students enrolled at the school increases or decreases. We categorize our operating expenses as:

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

ACQUISITIONS

Acquisitions have been, and are expected to continue to be, a component of our growth strategy. We conduct financial, operational and regulatory due diligence.  After an acquisition is completed, we utilize our staff to integrate the acquisition with our policies, procedures and systems.

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2011, 2010 and 2009 was 6.0%, 6.1% and 6.7%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2011, 2010 and 2009 would have resulted in an increase in bad debt expense of $5.1 million, $6.4 million and $5.5 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2011, goodwill was approximately $97.4 million, or 26.9%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value.  If necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value.

We concluded that the decrease in our market capitalization as of September 30, 2011 was a triggering event and accordingly we tested goodwill for impairment.  Our tests indicated that five of our reporting units were impaired which resulted in an expense of $9.4 million in the third quarter of 2011.  At December 31, 2011, we tested our goodwill for impairment and determined we did not have an impairment.

At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units.  At December 31, 2009, we tested our goodwill for impairment and determined that an impairment of approximately $215,000 existed for one of our reporting units.  No other reporting unit’s carrying goodwill amount exceeded or approximated its implied fair value.

Index

Stock-based compensation.    We currently account for stock-based employee compensation arrangements by using the Black-Scholes valuation model and utilize straight-line amortization of compensation expense over the requisite service period of the grant.  We make an estimate of expected forfeitures at the time options are granted.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. During 2011, there were no new stock option grants.  The weighted average fair values of options granted during 2010, and 2009 were $8.48, and $8.75, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2010	2009
Expected volatility	45.00%	51.95%
Expected life (term)	4.82 Years	4.8-6 Years
Risk-free interest rate	1.95%	2.29-2.36%
Weighted-average exercise price during the year	$20.78	$18.48

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

Index

Results of Continuing Operations for the Three Years Ended December 31, 2011

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.5%	37.5%	38.3%
Selling, general and administrative	47.7%	42.3%	45.7%
Impairment of goodwill and long-lived assets	2.0%	1.0%	0.0%
Total costs and expenses	93.2%	80.8%	84.0%
Operating income	6.8%	19.2%	16.0%
Interest expense, net	-0.9%	-0.7%	-0.8%
Other income	0.0%	0.0%	0.0%
Income from continuing operations before income taxes	5.9%	18.5%	15.2%
Provision for income taxes	2.5%	7.6%	6.3%
Income from continuing operations	3.4%	10.9%	8.9%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue.   Revenue decreased by $126.9 million, or 19.8%, to $512.6 million for 2011 from $639.5 million for 2010.   The decrease in revenue was primarily attributable to a 22.9% decrease in average student population, which decreased to 24,301 for the year ended December 31, 2011 from 31,535 for the year ended December 31, 2010.

The decrease in average student population was due to adjustments in our business model to be better aligned with the DOE’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates.  As part of these measures, we implemented a more selective student enrollment policy to ensure that we enroll students that demonstrate a strong ability to achieve successful student outcomes, including higher graduation and repayment rates and lower student debt levels.  We also restructured certain programs and altered program offerings at some of our campuses which resulted in lower financial aid funding availability and higher student cash contributions.  We believe these changes, coupled with the current economic conditions are resulting in an increase in the number of potential students hesitant to take on debt and thus not enrolling in our schools.  Consequently, this has resulted in a significant decline in student starts and the average student population at these campuses.

Average revenue per student increased 4.0% for the year ended December 31, 2011 from the year ended December 31, 2010, primarily from tuition increases which ranged from 3% to 5% annually and from changes to some of our program offerings which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “—Seasonality and Trends” below.

Educational services and facilities expenses.   Our educational services and facilities expenses decreased by $16.8 million, or 7.0%, to $223.0 million for the year ended December 31, 2011 from $239.7 million for the year ended December 31, 2010.  This decrease in educational services and facilities expenses was due to a $7.3 million, or 5.7% decrease in instructional expenses, a $10.7 million, or 32.0%, a decrease in books and tools expense, offset by a $1.2 million, or 1.5%, increase in facilities expense primarily related to higher depreciation expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a decline in student starts of approximately 14,600 for the year ended December 31, 2011, compared to the year ended December 31, 2010, as well as the timing of class starts.  Facilities expense increased due to higher depreciation expense from capital expenditures in 2010, which was partially offset by a reduction in property taxes.

Our education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As population decreases, we typically experience reductions in average class size and thus are not always able to align these expenses with the corresponding drop in population.

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

Index

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 43.5% for the year ended December 31, 2011 from 37.5% for the year ended December 31, 2010.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended December 31, 2011 were $244.4 million, a decrease of $26.5 million, or 9.8%, from $270.9 million for the year ended December 31, 2010.  The decrease in our selling, general and administrative expenses was primarily due to a $16.5 million, or 11.5%, decrease in administrative expenses, a $9.4 million, or 9.3%, decrease in sales and marketing expenses and a $0.6 million, or 2.3%, decrease in student services expenses.

The decrease in administrative expenses was primarily due to a $8.5 million reduction in bad debt expense and a $8.0 million reduction in compensation and benefits.  These reductions were partially offset by additional administrative expenses at our three new campuses.

Our bad debt expense as a percentage of revenue was 6.0% for the year ended December 31, 2011 and was essentially flat compared to 2010.  The number of days revenue outstanding at December 31, 2011 decreased to 18.0 days, compared to 23.1 days at December 31, 2010. This improvement in days outstanding is attributable to the completion of centralizing the transmission process of financial aid disbursement files.

As of December 31, 2011, we had outstanding loan commitments to our students of $26.4 million as compared to $17.3 million at December 31, 2010.  Loan commitments, net of interest that would be due on the loans through maturity, were $20.2 million at December 31, 2011 as compared to $15.4 million at December 31, 2010.  The increase in loan commitment during the year is attributable to changes we made to certain programs to create financing gaps for our students to better enable us to comply with the 90/10 Rule.

The decrease in sales and marketing expenses during the year ended December 31, 2011 was primarily due to a decrease in the number of admissions representatives in order to align our cost structure to our population.  This resulted in savings of approximately $6.8 million.  In addition, we aligned our marketing expenses to meet the capacity of our reduced sales force partially offset by additional marketing expenses at our three new campuses which resulted in a net reduction of $3.3 million for the year.

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a percentage of revenues, selling, general and administrative expenses for the year ended December 31, 2011 increased to 47.7% from 42.3% for the year ended December 31, 2010.

Impairment of goodwill and long-lived assets.     At September 30, 2011, we tested our goodwill and determined an impairment of approximately $9.4 million existed for five reporting units.  The impairment of goodwill was triggered by a decrease in our market capitalization.  There was a $1.0 million impairment of long-lived assets due to a regional accreditation indefinite intangible asset that is no longer being utilized. At December 31, 2011, we tested our goodwill for impairment and determined no impairment charge was necessary.  At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units.

Net interest expense.    Our net interest expense for the year ended December 31, 2011 was essentially flat compared to the year ended December 31, 2010.

Income taxes.    Our provision for income taxes for the year ended December 31, 2011 was $13.0 million, or 42.7% of pretax income, compared to $48.5 million, or 41.0% of pretax income for the year ended December 31, 2010. The effective tax rate increase was due to an increase in nondeductible goodwill impairment charges for the year ended December 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2011:

	Cash Flow Summary Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$36,838	$114,464	$73,169
Net cash used in investing activities	$(37,389)	$(42,111)	$(51,593)
Net cash (used in) provided by financing activities	$(38,920)	$(52,434)	$9,266

Index

As of December 31, 2011, we had cash and cash equivalents of $26.5 million, representing a decrease of approximately $39.5 million as compared to $66.0 million as of December 31, 2010.  This decrease is primarily due to the repayment of $20.0 million of borrowings under our credit facility during the first quarter of 2011, as well as the payment of dividends amounting to $18.5 million.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At December 31, 2011, we had net borrowings available under our $115 million credit agreement of approximately $113.4 million, including a $23.4 million sub-limit on letters of credit.  The credit agreement matures on December 1, 2012. As of December 31, 2011, we had no amounts outstanding under our credit agreement.  As of December 31, 2011, we had outstanding letters of credit aggregating $1.6 million, which primarily comprised of security deposits in connection with certain of our real estate leases.

Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 84% of our cash receipts relating to revenues in 2011. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Operating Activities

The increase in loans to our students adversely impacted our accounts receivable, our allowance for doubtful accounts and our cash flow from operations.  Although we reserved for estimated losses related to unpaid student balances, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability and may have an adverse impact on the results of our operations.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.  Net cash provided by operating activities was $36.8 million for the year ended December 31, 2011 as compared to $114.5 million for the year ended December 31, 2010.  The $77.6 million decrease in net cash provided by operating activities was driven by a decrease in net income of approximately $52.2 million, a decrease in unearned tuition of $10.6 million due to a decrease in student average population, an increase in prepaid income taxes and other working capital items.  The number of days revenue outstanding at December 31, 2011 decreased to 18.0 days, compared to 23.1 days at December 31, 2010. This improvement in days outstanding is attributable to the completion of centralizing the transmission process of financial aid disbursement files.

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

Investing Activities

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.    Net cash used in investing activities decreased by $4.7 million to $37.4 million for the year ended December 31, 2011 from $42.1 million for the year ended December 31, 2010. The decrease was primarily attributable to a $4.2 million reduction in cash used for capital expenditures for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Our 2011 capital expenditures mainly resulted from leasehold improvements, facility expansions and relocations, as well as investments in campuses, classroom furniture and shop technology.

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

Index

Capital expenditures are expected to range from 4% to 5% of revenues in 2012 and we expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

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

Financing Activities

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010. Net cash used in financing activities decreased by $13.5 million to $38.9 million for the year ended December 31, 2011, from $52.4 million for the year ended December 31, 2010. This decrease was primarily attributable to our purchase of $50.0 million of our common stock during 2010.  This was partially offset by our increased dividend payments of $12.9 million during the year ended December 31, 2011, a $3.8 million reduction in proceeds from the exercise of stock options and tax benefit associated with share based awards during the year ended December 31, 2011, as compared to the same period in 2010 and decrease borrowings of $20.0 million for the year ended December 31, 2011.

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

Credit Agreement.  On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit facility with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million.

Amounts borrowed as revolving loans under the credit facility bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the credit agreement), in each case, plus an applicable margin rate as determined under the credit agreement.  The “Base Rate,” as defined under the credit agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the credit agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At December 31, 2011, we had outstanding letters of credit aggregating $1.6 million which is primarily comprised of security deposits in connection with certain of our real estate leases.  Our credit agreement matures on December 1, 2012.

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

	As of December 31,
	2011	2010
Credit agreement	$-	$20,000
Finance obligation	9,672	9,672
Capital lease-property (with a rate of 8.0%)	26,715	26,986
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	121	287
Subtotal	36,508	56,945
Less current maturities	(481)	(437)
Total long-term debt	$36,027	$56,508

Index

We believe that our cash flow from operations and borrowings available under our credit agreement will provide us with adequate resources for our ongoing operations through 2012 and our currently identified and planned capital expenditures.

Climate Change

Climate change has not had and is not expected to have a significant effect on our operations.

Contractual Obligations

Long-Term Debt and Lease Commitments.    As of December 31, 2011, our long-term debt consisted of  the finance obligation in connection with our sale-leaseback transaction in 2001, and amounts due under capital lease obligations. We lease offices, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases (including interest)	$55,151	$2,609	$4,999	$5,050	$42,493
Uncertain income taxes	100	100	-	-	-
Operating leases	165,340	23,248	43,001	35,240	63,851
Rent on finance obligation	7,317	1,463	2,927	2,927	-
Total contractual cash obligations	$227,908	$27,420	$50,927	$43,217	$106,344

Capital Expenditures.    We have entered into commitments to expand or renovate campuses. These commitments are in the range of $1.0 to $3.0 million in the aggregate and are due within the next 12 months. We expect to fund these commitments from cash generated from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2011, except for our letters of credit of $1.6 million which are primarily comprised of security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

RELATED PARTY TRANSACTIONS

On December 9, 2010, we purchased 5,307 shares of our common stock from our former Executive Chairman in connection with his exercise of 60,000 stock options on the same date.

On December 15, 2009, we entered into a definitive stock repurchase agreement with Back to School Acquisition, L.L.C., or BTS, relating to our repurchase of 1,250,000 shares of our common stock owned by BTS at a purchase price of $20.95 per share or an aggregate purchase price of $26,187,500.  The Repurchase Shares represented approximately 4.6% of our total shares of common stock outstanding on December 15, 2009.

SEASONALITY AND TRENDS

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

Index

90/10 Rule

The HEA enacted in 2008, states that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue from Title IV programs.    This is commonly known as the “90/10 Rule.”

We have calculated that, for our 2011 fiscal year, our institutions’ 90/10 Rule percentages ranged from 76.5% to 89.2%.  For 2011 and 2009, none of our institutions derived more than 90% of their revenues from Title IV Programs.  For 2010, our Dayton institution (consisting of a main campus and six additional locations) derived 96.9% of their revenues from Title IV programs. It was our only institution with a 90/10 Rule percentage above 90%.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL Program increased. This increase, coupled with increases in grants from the Pell program and other Title IV loan limits, resulted in some of our schools experiencing an increase in the proportion of the revenues they receive from Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The temporary relief under the HEA for calculating 90/10 Rule compliance expired for loans received on or after July 1, 2011 and is scheduled to expire for institutional loans made on or after July 1, 2012.

The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we saw a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs financing gap.  We decided to restructure program offerings. This resulted in increasing the financing gaps between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  Loan commitments to our students increased during the third quarter of 2011 by approximately $9.4 million.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

Cohort Default Rates

The HEA limits participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans above a prescribed rate (the “cohort default rate”).  The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults.

Under the HEA, an institution whose FFEL and FDL cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

The HEA increased the measuring period for each cohort default rate calculation by one year. Starting with the 2009 cohort, the DOE will calculate both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate, which is expected to be published for each of our institutions in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements instead of the two-year rates currently used for those purposes.   If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in the Federal Direct Loan and Federal Stafford Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.   If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in the Pell, FDL, and FFEL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

Index

In September 2011, the DOE published final two-year cohort default rates for each of our institutions for the 2009 federal fiscal year.   The rates range from 10.5% to 35.4%. We appealed all of our 2009 rates and have subsequently received revised cohort default rates for six institutions. These revised rates range from 10.5% to 33.6%. Subsequent to receiving the revised rates, two of our institutions (Philadelphia, PA and Grand Prairie, TX) had a cohort default rate (as defined by the DOE) of 25% or greater for the 2009 federal fiscal year.  The cohort default rate for Grand Prairie at 33.6% would be the institution’s second consecutive fiscal year cohort default rate of 25% or greater.  None of the other three institutions with a rate of 25% or greater had a cohort default rate of 25% or greater for the 2008 fiscal year.

On February 27, 2012, the DOE issued draft two-year cohort default rates for the 2010 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2012.  The draft 2010 rates ranged from 12.2% to 33.7%.  Our Philadelphia, PA institution was the only institution with a cohort default rate over 25%.  We plan to appeal all of our 2010 draft rates.  The weighted average cohort default rate for 2010 was 19.1% as compared to the revised 2009 rate of 20.1%

On March 5, 2012, the DOE released draft three-year cohort default rates for federal fiscal year 2009.  The rates for the 2009 federal fiscal year under the new methodology ranged from 17.7% to 49.8%.  For the 2009 federal fiscal year, 10 of our institutions had draft three-year cohort default rates of at least 30%.  One of these institutions had a rate above 40%.  We plan to appeal all of our 2009 draft rates.

In December 2009, the DOE released unofficial trial three-year cohort default rates for the 2005, 2006, and 2007 federal fiscal years.  In February 2011, the DOE released unofficial trial three-year cohort rates for the 2008 federal fiscal year.  The unofficial rates for our institutions under the new methodology ranged from 10.6% to 37.0% for the 2006 federal fiscal year, from 16.2% to 42.2% for the 2007 federal fiscal year, and from 14.8% to 42.8% for the 2008 federal fiscal year.  The DOE stated in its electronic announcements that the publication of these unofficial rates is for informational purposes only and that no sanctions will be imposed based on these unofficial rates.

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

ATB Students

We have reduced the number of “ability to benefit”, or ATB, students, enrolled at our institutions by raising the mandatory minimum test scores for these students as well as requiring that all ATB students attend a multi-day orientation program prior to commencing their chosen academic program.  ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a Department of Education approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of December 31, 2011, approximately 5.8% of our students were classified as ATB students as compared to 13.5% as of December 31, 2010.

While we are hopeful that these actions will lower the cohort default rates of our institutions as well as improve our outcomes (such as increased graduation and completion rates), the reduction in ATB students has and is expected to negatively impact our total enrollment.

Index

Outlook

In addition to the 90/10 Rule, cohort default rates, Gainful Employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to deteriorating student enrollments since the second quarter of 2010. This has resulted in a decline in student starts for 2011 of 39.6% compared to 2010.  We believe that the decline in student starts as compared to prior-year periods will improve in 2012 but we cannot accurately predict to what degree.  Our expectation is based on the fact that we opened three new campuses in 2011 and are expanding the program offerings at our relocated Denver campus, which we expect to contribute to starts as well as more favorable year-over-year student start comparisons during this period.

For 2011, our actual results have not met our expectations and the rate of decline in student starts continues to be challenging.  As we enter the first quarter of 2012 we expect the rate of deceleration to improve but the current economic climate and regulatory activity makes it difficult to predict enrollment.  While we expect enrollments to improve, if they do not, our revenue could decline further, which could have a material adverse effect on our profitability.

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

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 4.75% (as calculated in the credit agreement) as of December 31, 2011.  As of December 31, 2011, we had no amounts outstanding under our credit agreement.

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

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report included in this Form 10-K that follows.

/s/ Shaun McAlmont
Shaun McAlmont
President and Chief Executive Officer
March 9, 2012

/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
March 9, 2012

ITEM 9B.	OTHER INFORMATION

 None.

Index

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

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

10.2	Consulting Agreement, dated December 9, 2010, between the Company and David F. Carney (7).

10.3	Employment Agreement, dated as of January 17, 2011, between the Company and Scott M. Shaw (8).

10.4	Employment Agreement, dated as of January 17, 2011, between the Company and Cesar Ribeiro (8).

10.5	Employment Agreement, dated as of January 17, 2011, between the Company and Shaun E. McAlmont (8).

10.6	Employment Agreement, dated as of November 1, 2011, between the Company and Piper P. Jameson (10).

10.7	Lincoln Educational Services Corporation 2005 Long-Term Incentive Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (1).

10.9	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.10	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.11	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.12	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.13	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (4).

Index

10.14	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (9).

10.15	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.16	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of President & Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed December 7, 2009.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(7)	Incorporated by reference to the Company’s Form 8-K filed December 9, 2010.

(8)	Incorporated by reference to the Company’s Form 8-K filed January 21, 2011.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(10)	Incorporated by reference to the Company’s Form 10-Q, filed November 8, 2011

*	Filed herewith.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: March 9, 2012	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun McAlmont	President and Chief Executive Officer	March 9, 2012
Shaun McAlmont

/s/ Cesar Ribeiro	Executive Vice President, Chief Financial Officer and	March 9, 2012
Cesar Ribeiro	Treasurer (Principal Accounting and Financial Officer)

/s/ Alvin O. Austin	Director	March 9, 2012
Alvin O. Austin

/s/ Peter S. Burgess	Director	March 9, 2012
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 9, 2012
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 9, 2012
Celia H. Currin

/s/ Paul E. Glaske	Director	March 9, 2012
Paul E. Glaske

/s/ Charles F. Kalmbach	Director	March 9, 2012
Charles F. Kalmbach

/s/ Alexis P. Michas	Director	March 9, 2012
Alexis P. Michas

/s/ J. Barry Morrow	Director	March 9, 2012
J. Barry Morrow

Index

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 9, 2012

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, cash flows and financial statement schedule for the year ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 9, 2012

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,524	$65,995
Restricted cash	-	694
Accounts receivable, less allowance of $20,194 and $24,960 at December 31, 2011 and 2010, respectively	19,696	33,697
Inventories	3,051	3,555
Prepaid income taxes	11,743	-
Deferred income taxes, net	8,725	11,057
Prepaid expenses and other current assets	2,919	2,494
Total current assets	72,658	117,492

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $122,274 and $111,164 at December 31, 2011 and 2010, respectively	180,014	172,431

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,664 and $2,033 at December 31, 2011 and 2010, respectively	5,572	6,807
Deferred income taxes, net	1,877	1,524
Goodwill	97,371	106,709
Other assets, net	4,759	7,859
Total other assets	109,579	122,899
TOTAL	$362,251	$412,822

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$481	$437
Unearned tuition	43,242	50,944
Accounts payable	15,468	25,617
Accrued expenses	11,296	26,071
Dividends payable	-	16,650
Income taxes payable	-	1,044
Other short-term liabilities	631	905
Total current liabilities	71,118	121,668

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	36,027	56,508
Pension plan liabilities, net	6,594	2,816
Accrued rent	8,365	7,758
Other long-term liabilities	1,122	1,587
Total liabilities	123,226	190,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2011 and 2010, issued and outstanding 28,548,274 shares at December 31, 2011 and 28,109,987 shares at December 31, 2010	141,377	140,726
Additional paid-in capital	19,535	17,378
Treasury stock at cost - 5,910,541 shares at December 31, 2011 and 2010	(82,860)	(82,860)
Retained earnings	167,689	151,989
Accumulated other comprehensive loss	(6,716)	(4,748)
Total stockholders' equity	239,025	222,485
TOTAL	$362,251	$412,822

  See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

REVENUE	$512,625	$639,494	$552,536
COSTS AND EXPENSES:
Educational services and facilities	222,959	239,738	211,295
Selling, general and administrative	244,398	270,879	252,393
Loss (gain) on sale of assets	5	(8)	35
Impairment of goodwill and long-lived assets	10,377	6,244	495
Total costs & expenses	477,739	516,853	464,218
OPERATING INCOME	34,886	122,641	88,318
OTHER:
Interest income	50	30	29
Interest expense	(4,369)	(4,533)	(4,275)
Other income	18	45	35
INCOME BEFORE INCOME TAXES	30,585	118,183	84,107
PROVISION FOR INCOME TAXES	13,045	48,452	34,868
NET INCOME	$17,540	$69,731	$49,239
Basic
Net income per share	$0.80	$2.86	$1.87
Diluted
Net income per share	$0.79	$2.79	$1.82
Weighted average number of common shares outstanding:
Basic	22,020	24,418	26,337
Diluted	22,155	25,024	27,095

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	December 31,
	2011	2010	2009
Net income	$17,540	$69,731	$49,239
Other comprehensive (loss) income
Employee pension plan adjustments, net of taxes	(1,968)	153	882
Comprehensive income	$15,572	$69,884	$50,121

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Deferred	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Stock	Earnings	Loss	Total
BALANCE - January 1, 2009	26,088,261	120,597	15,119	(3,619)	(6,584)	55,219	(5,783)	174,949
	-	-	-	-	-	49,239	-	49,239
Employee pension plan adjustments, net of taxes	-	-	-	-	-	-	882	882
Stock-based compensation expense
Restricted stock	144,288	-	410	798	-	-	-	1,208
Stock options	-	-	1,169	-	-	-	-	1,169
Purchase of treasury stock	-	-	-	-	(26,187)	-	-	(26,187)
Sale of common stock, net of expenses	1,150,000	14,932	-	-	-	-	-	14,932
Tax benefit of options exercised	-	-	578	-	-	-	-	578
Net share settlement for equity-based compensation	(16,206)	-	(294)	-	-	-	-	(294)
Other	-	-	(2,821)	2,821	-	-	-	-
Exercise of stock options	356,128	2,160	-	-	-	-	-	2,160
BALANCE - December 31, 2009	27,722,471	137,689	14,161	-	(32,771)	104,458	(4,901)	218,636
Net income	-	-	-	-	-	69,731	-	69,731
Employee pension plan adjustments, net of taxes	-	-	-	-	-	-	153	153
Stock-based compensation expense
Restricted stock	17,624	-	2,036	-	-	-	-	2,036
Stock options	-	-	629	-	-	-	-	629
Purchase of treasury stock	-	-	-	-	(50,089)	-	-	(50,089)
Tax benefit of options exercised	-	-	1,484	-	-	-	-	1,484
Net share settlement for equity-based compensation	(52,214)	(112)	(932)	-	-	-	-	(1,044)
Cash dividend of $1.00 per common share	-	-	-	-	-	(22,200)	-	(22,200)
Exercise of stock options	422,106	3,149	-	-	-	-	-	3,149
BALANCE - December 31, 2010	28,109,987	140,726	17,378	-	(82,860)	151,989	(4,748)	222,485
Net income	-	-	-	-	-	17,540	-	17,540
Employee pension plan adjustments, net of taxes	-	-	-	-	-	-	(1,968)	(1,968)
Stock-based compensation expense
Restricted stock	393,431	-	3,141	-	-	-	-	3,141
Stock options	-	-	400	-	-	-	-	400
Tax benefit of option exercised	-	-	158	-	-	-	-	158
Tax deficiency of stock-based awards and canceled	-	-	(740)	-	-	-	-	(740)
Net share settlement for equity-based compensation	(68,250)	(60)	(802)	-	-	-	-	(862)
Cash dividend of $0.07 per common share	-	-	-	-	-	(1,583)	-	(1,583)
Cash dividend declared true-up	-	-	-	-	-	(257)	-	(257)
Exercise of stock options	113,106	711	-	-	-	-	-	711
BALANCE - December 31, 2011	28,548,274	$141,377	$19,535	$-	$(82,860)	$167,689	$(6,716)	$239,025

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,540	$69,731	$49,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,464	26,218	24,240
Deferred income taxes	3,200	2,431	(2,677)
Loss (gain) on disposition of assets	5	(8)	35
Impairment of goodwill and long-lived assets	10,377	6,244	495
Provision for doubtful accounts	30,553	39,106	36,982
Stock-based compensation expense	3,541	2,665	2,377
Tax benefit associated with exercise of share based payments	(158)	(1,484)	(578)
Deferred rent	768	1,566	334
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(15,317)	(36,732)	(51,073)
Inventories	504	(226)	188
Prepaid income taxes	(13,268)	(2,830)	2,673
Prepaid expenses and current assets	(1,670)	4,511	(1,477)
Other assets	696	(439)	96
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(5,510)	2,338	358
Accrued expenses	(14,936)	(984)	7,509
Pension plan liabilities	(276)	(822)	(692)
Unearned tuition	(7,702)	2,857	3,194
Other liabilities	27	322	1,946
Total adjustments	19,298	44,733	23,930
Net cash provided by operating activities	36,838	114,464	73,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	694	164	(113)
Capital expenditures	(38,119)	(42,352)	(24,018)
Proceeds from sale of property and equipment	36	77	90
Acquisitions, net of cash acquired, including restricted cash	-	-	(27,552)
Net cash used in investing activities	(37,389)	(42,111)	(51,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	20,000	64,000
Payments on borrowings	(20,000)	(20,000)	(44,000)
Payment of deferred finance fees	-	-	(962)
Proceeds from exercise of stock options	711	3,149	2,160
Tax benefit associated with exercise of share based payments	158	1,484	578
Net share settlement for equity-based compensation	(862)	(1,044)	(294)
Dividends paid	(18,490)	(5,550)	-
Principal payments under capital lease obligations	(437)	(384)	(961)
Purchase of treasury stock	-	(50,089)	(26,187)
Proceeds from issuance of common stock, net of issuance costs	-	-	14,932
Net cash (used in) provided by financing activities	(38,920)	(52,434)	9,266
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,471)	19,919	30,842
CASH AND CASH EQUIVALENTS—Beginning of year	65,995	46,076	15,234
CASH AND CASH EQUIVALENTS—End of year	$26,524	$65,995	$46,076

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2011	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,003	$4,180	$4,007
Income taxes	$23,218	$49,331	$35,355
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital leases acquired in acquisition	$-	$-	$26,828
Fixed assets acquired in capital lease transactions	$-	$-	$75
Liabilities accrued for the purchase of fixed assets	$1,166	$5,962	$2,005
Dividend payable	$-	$16,650	$-

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2011

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

Restricted Cash—Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs. These funds are either received prior to the completion of the authorization and disbursement process for the benefit of the student or immediately prior to that authorization. Restricted funds are held in separate bank accounts. Once the authorization and disbursement process is completed and authorization obtained, the funds are transferred to unrestricted accounts, and these funds then become available for use in the Company’s current operations.    The Company had no restricted cash as of December 31, 2011.  As of December 31, 2010, the Company had restricted cash of $0.4 million, related to state grants and $0.3 million, related to the acquisition of Baran Institute of Technology (“BAR”).

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

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $43.4 million, $46.7 million and $40.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of income.

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

The Company concluded that the decrease in the Company’s market capitalization as of September 30, 2011 was a triggering event and, accordingly, the Company tested goodwill and indefinite-lived intangibles for impairment.  The tests indicated that five of the Company’s reporting units were impaired, which resulted in an expense of $9.4 million in the third quarter of 2011.  At December 31, 2011, the Company tested goodwill for impairment and determined it did not have an impairment.

At December 31, 2010, the Company tested goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of its reporting units.  At December 31, 2009, the Company tested goodwill for impairment and determined that an impairment of approximately $0.2 million existed for one of its reporting units.  No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $0.25 million. The Company's cash balances on deposit at December 31, 2011, exceeded the balance insured by the FDIC by approximately $25.0 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2011 and 2010.

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

Stock-Based Compensation Plans—The Company measures the value of stock options on the grant date at fair value, using the Black-Scholes option valuation model.  The Company amortizes the fair value of stock options, net of estimated forfeitures, utilizing straight-line amortization of compensation expense over the requisite service period of the grant.

The Company measures the value of service and performance-based restricted stock on the fair value of a share of common stock on the date of the grant. The Company amortizes the fair value of service based restricted stock utilizing straight-line amortization of compensation expense over the requisite service period of the grant.

Index

The Company amortizes the fair value of the performance-based restricted stock based on determination of the probable outcome of the performance condition.  If the performance condition is expected to be met, then the Company amortizes the fair value of the number of shares expected to vest utilizing straight-line basis over the requisite performance period of the grant.  However, if the associated performance condition is not expected to be met, then the Company does not recognize the share compensation expense.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2011 and 2010, the interest and penalties expense associated with uncertain tax positions are not significant to our results of operations or financial position.

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

Reclassification—In 2011, the Company reclassified amounts reflected in the 2010 and 2009 consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows to conform to 2011 classifications. As of December 31, 2010, deferred finance charges of $0.9 million were combined with other assets in the consolidated balance sheet.  For the years ended December 31, 2010 and 2009, advances from federal funds of $0.1 million and $1.5 million, respectively were combined with other liabilities in the statements of cash flows.  For the year ended December 31, 2009, impairment of long-lived assets of $0.3 million was reclassified from selling, general and administrative to impairment of goodwill and long-lived assets on the consolidated statements of income.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The Company early adopted this amendment and has presented statements of comprehensive income.  Comprehensive income is impacted by employee pension plan adjustments, net of taxes.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for the Company for annual and interim goodwill impairment tests performed beginning after January 1, 2012 for the Company. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

Index

2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the "DOE"). During the years ended December 31, 2011, 2010 and 2009, approximately 84%, 83% and 81%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the years ended December 31, 2011 and 2009, the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.  For the year ended December 31, 2010, the Company determined that one of its institutions received approximately 97% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.  A proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

The DOE has evaluated the financial responsibility of the Company’s institutions on a consolidated basis.  The Company has submitted to the DOE its audited financial statements for the 2010 and 2009 fiscal years reflecting a composite score of 1.8 and 2.0, respectively, based upon its calculations, and that its schools meet the DOE standards of financial responsibility. For the 2011 fiscal year, the Company has calculated its composite score to be 2.1.  However, this is subject to determination by the DOE once it receives and reviews the Company’s audited financial statements for the 2011 fiscal year.

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2011, 2010 and 2009, respectively were as follows:

	Year Ended December 31,
	2011	2010	2009
Basic shares outstanding	22,019,563	24,418,460	26,337,172
Dilutive effect of stock options	135,437	605,713	757,926
Diluted shares outstanding	22,155,000	25,024,173	27,095,098

For the years ended December 31, 2011, 2010 and 2009, options to acquire 399,583, 201,500, and 186,500 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported earnings per share would have been antidilutive.

In 2011, the Company issued certain members of management performance shares that vest when certain performance conditions are met.  These performance conditions have not been met in 2011 with respect to the Company’s performance shares.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 134,131 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the year ended December 31, 2011.  Refer to Note 9 for more information on performance shares.

Index

4.	BUSINESS ACQUISITIONS

On January 20, 2009, the Company completed the acquisition of six of the seven schools comprising BAR for approximately $24.9 million in cash, net of cash acquired.  BAR consisted of seven schools and offers associate’s degree and diploma programs in the fields of automotive, skilled trades, health sciences and culinary arts.  On April 20, 2009, the Company acquired the seventh BAR school, Clemens College (“Clemens”), for $2.7 million, in cash, net of cash acquired.  In connection with these acquisitions, the Company incurred approximately $1.4 million of transaction expenses for the year ended December 31, 2009.

The consolidated financial statements include the results of operations from the respective acquisition dates. The purchase price allocations for BAR were finalized in 2010.

The following table summarizes the reported fair value of assets acquired and liabilities assumed related to acquisitions:

BAR January 20, 2009 and Clemens April 20, 2009

Restricted cash	$362
Current assets, excluding cash acquired (1)	8,063
Property, equipment and facilities	36,739
Goodwill	20,462
Identified intangibles:
Student contracts	2,162
Trade name	509
Accreditation	1,040
Curriculum	410
Non-compete	1,980
Other long-term assets	731
Current liabilities assumed	(16,688)
Long-term liabilities assumed	(28,218)
Cost of acquisition, net of cash acquired	$27,552

(1) Current assets, excluding cash acquired for BAR includes reported amounts due from the seller in accordance with the stock purchase agreement.

Index

5.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 are as follows:

Balance as of January 1, 2010:
Goodwill	$115,303
Accumulated impairment losses	(2,350)
112,953

Goodwill impairment	(6,244)
Balance as of December 31, 2010:
Goodwill	115,303
Accumulated impairment losses	(8,594)
106,709

Goodwill impairment	(9,338)
Balance as of December 31, 2011:
Goodwill	115,303
Accumulated impairment losses	(17,932)
$97,371

Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2010	$4,827	$660	$839	$2,307	$1,150	$2,181	$11,964
Reclassification (1)	-	(480)	480	-	-	-	-
Write-off (2)	(4,827)	-	(810)	-	-	(201)	(5,838)
Impairment (3)	-	-	-	(1,039)	-	-	(1,039)
Gross carrying amount at December 31, 2011	-	180	509	1,268	1,150	1,980	5,087

Accumulated amortization at December 31, 2010	4,824	-	503	-	505	1,478	7,310
Amortization	3	-	569	-	115	675	1,362
Write-off (2)	(4,827)	-	(810)	-	-	(201)	(5,838)
Accumulated amortization at December 31, 2011	-	-	262	-	620	1,952	2,834

Net carrying amount at December 31, 2011	$-	$180	$247	$1,268	$530	$28	$2,253

Weighted average amortization period (years)		Indefinite	6	Indefinite	10	3

Index

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2009	$4,827	$990	$509	$2,307	$1,150	$2,181	$11,964
Reclassification (4)	-	(330)	330	-	-	-	-
Gross carrying amount at December 31, 2010	4,827	660	839	2,307	1,150	2,181	11,964

Accumulated amortization at December 31, 2009	3,834	-	84	-	390	778	5,086
Amortization	990	-	419	-	115	700	2,224
Accumulated amortization at December 31, 2010	4,824	-	503	-	505	1,478	7,310

Net carrying amount at December 31, 2010	$3	$660	$336	$2,307	$645	$703	$4,654

Weighted average amortization period (years)	2	Indefinite	6	Indefinite	10	3

(1)  Reclassification due to the Company’s plan to rebrand one of its institutions.
(2)  The Company wrote-off the value of fully amortized assets not in service.
(3)  The impairment relates to regional accreditation indefinite intangible asset that is no longer being utilized.
(4) Reclassification due to the Company’s plan to rebrand a group of schools.

Amortization of intangible assets for the years ended December 31, 2011, 2010 and 2009 was approximately $1.4 million, $2.2 million and $2.5 million, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2012	$232
2013	181
2014	160
2015	91
2016	47
Thereafter	94

$805

Index

6.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2011	2010
Land	-	$18,363	$18,363
Buildings and improvements	1-25	206,499	182,795
Equipment, furniture and fixtures	1-12	75,112	73,958
Vehicles	3	1,155	1,282
Construction in progress	-	1,159	7,197
		302,288	283,595
Less accumulated depreciation and amortization		(122,274)	(111,164)
		$180,014	$172,431

Included above in buildings and improvements are buildings acquired under capital leases as of December 31, 2011 and 2010 of $26.8 million, each net of accumulated depreciation of $5.2 million and $3.4 million, respectively.

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2011 and 2010 of $0.7 million and $1.2 million, respectively, net of accumulated depreciation of $0.6 million and $0.9 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2011 and 2010 of $0.6 million, respectively, net of accumulated depreciation of $0.3 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $26.3 million, $23.4 million and $21.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2011	2010
Accrued compensation and benefits	$4,701	$18,659
Other accrued expenses	6,595	7,412
	$11,296	$26,071

Index

8.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2011	2010
Credit agreement (a)	$-	$20,000
Finance obligation (b)	9,672	9,672
Capital lease-property (with a rate of 8.0%) (c)	26,715	26,986
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	121	287
	36,508	56,945
Less current maturities	(481)	(437)
	$36,027	$56,508

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At December 31, 2011, the Company had outstanding letters of credit aggregating $1.6 million which was primarily comprised of letters of credit for security deposits in connection with certain of its real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of December 31, 2011, the Company was in compliance with the financial covenants contained in the credit agreement.

As of December 31, 2011, the Company had no amounts outstanding under the Credit Facility.  As of December 31, 2010, the Company had a total of $20.0 million outstanding under its Credit Facility.  During the year ended December 31, 2011, the Company repaid $20.0 million under its Credit Facility. The interest rate on borrowings under the Credit Facility during the year ended December 31, 2011 was 4.75%.

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

Index

Scheduled maturities of long-term debt and lease obligations at December 31, 2011 are as follows:

Year ending December 31,
2012	$481
2013	412
2014	435
2015	471
2016	572
Thereafter	34,137
$36,508

9.	STOCKHOLDERS' EQUITY

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees received awards of restricted shares of common stock based on service and performance.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.

All service restricted shares granted prior to February 23, 2011 vest ratably on the first through fifth anniversaries of the grant date.  However, service restricted shares granted on or after February 23, 2011 vest ratably on the grant date and the first through fourth anniversaries of the grant date.

On April 29, 2011, performance-based shares were granted which vest over four years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2011 and ending December 31, 2014 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2011, 2012, 2013 and 2014.  There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares.

As of December 31, 2011, there were a total of 785,691 restricted shares awarded and 318,508 shares vested under the LTIP.  During 2011, there were 364,691 restricted shares granted and 127,908 shares that vested with a weighted average grant price of $15.63 and $14.03, respectively.  The recognized restricted stock expense for the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $1.4 million and $0.9 million, respectively. The deferred compensation or unrecognized restricted stock expense under the LTIP as of December 31, 2011, 2010 and 2009 was $6.6 million, $3.4 million and $4.8 million, respectively.  As of December 31, 2011, outstanding restricted shares under the LTIP had aggregate intrinsic value of $3.7 million.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  Beginning in 2010, all new awards of restricted shares of common stock granted under the Non-Employee Directors Plan vest fully on the first anniversary of the grant date.

As of December 31, 2011, there were a total of 155,641 shares awarded less 5,035 shares canceled and 116,238 shares vested under the Non-Employee Directors Plan.  During 2011, there were 28,740 restricted shares granted and 31,284 shares that vested with a weighted average grant price of $16.70 and $20.24, respectively.  The recognized restricted stock expense for the years ended December 31, 2011, 2010 and 2009 was $0.6 million, $0.6 million and $0.3 million, respectively.  The deferred compensation or unrecognized restricted stock expense under the Non-Employee Directors Plan as of December 31, 2011, 2010 and 2009 was $0.2 million, $0.3 million and $0.4 million, respectively.  As of December 31, 2011, outstanding restricted shares under the Non-Employee Directors Plan had aggregate intrinsic value of $0.3 million.

In 2011 and 2010, the Company completed a net share settlement for 68,250 and 52,214 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2011 and/or 2010, creating taxable income for the employee.   The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted shares or stock options to the Company.  This transaction resulted in a decrease of approximately $0.9 million and $1.0 million in 2011 and 2010, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

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

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. During 2011 there were no new stock option grants.  The weighted average fair values of options granted during 2010 and 2009 were $8.48 and $8.75 respectively, using the following weighted average assumptions for grants:

	At December 31,
	2010	2009
Expected volatility	45.00%	51.95%
Expected life (term)	4.82 Years	4.8-6 Years
Risk-free interest rate	1.95%	2.29-2.36%
Weighted-average exercise price during the year	$20.78	$18.48

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

Index

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2008	1,474,215	9.98	5.25 years	$6,808
Granted	101,000	18.48
Cancelled	(35,166)	14.81
Exercised	(356,128)	6.07		4,760

Outstanding December 31, 2009	1,183,921	11.74	4.95 years	11,934
Granted	68,000	20.78
Cancelled	(108,875)	15.15
Exercised	(422,106)	7.46		5,668

Outstanding December 31, 2010	720,940	14.59	5.14 years	2,095
Granted	-	-
Cancelled	(74,459)	12.80
Exercised	(113,106)	6.29		759

Outstanding December 31, 2011	533,375	16.60	4.68 years	-

Vested or expected to vest as of December 31, 2011	524,176	16.54	4.61 years	-

Exercisable as of December 31, 2011	487,382	16.26	4.34 years	$-

As of December 31, 2011, unrecognized pre-tax compensation expense for all unvested stock option awards is approximately $0.3 million which will be expensed over the weighted-average period of approximately 2.2 years.

The following table presents a summary of options outstanding at December 31, 2011:

	At December 31, 2011
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$4.00-$13.99	133,792	5.55	$11.96	133,792	$11.96
$14.00-$19.99	277,083	4.20	16.42	259,755	16.24
$20.00-$25.00	122,500	4.81	22.07	93,835	22.44
	533,375	4.68	16.60	487,382	16.26

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

Index

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2011	2010
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$17,903	$16,326
Service cost	117	91
Interest cost	939	918
Actuarial loss	3,008	1,210
Benefits paid	(734)	(642)
Benefit obligation at end of year	21,233	17,903

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	15,087	13,134
Actual return on plan assets	12	1,773
Employer contributions	274	822
Benefits paid	(734)	(642)
Fair value of plan assets-end of year	14,639	15,087

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(6,594)	$(2,816)

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2011	2010
Noncurrent liabilities	$(6,594)	$(2,816)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2011	2010
Accumulated loss	$(11,191)	$(7,903)
Deferred income taxes	4,475	3,155
Accumulated other comprehensive loss	$(6,716)	$(4,748)

The accumulated benefit obligation was $21.2 million and $17.8 million at December 31, 2011 and 2010, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2011	2010
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$117	$91
Interest cost	939	918
Expected return on plan assets	(1,034)	(1,041)
Recognized net actuarial loss	742	732
Net periodic benefit cost	$764	$700

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $1.0 million.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2011.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Index

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,798	$-	$-	$6,798
Fixed income	5,289	-	-	5,289
International equities	2,538	-	-	2,538
Cash and equivalents	14	-	-	14
Balance at December 31, 2011	$14,639	$-	$-	$14,639

Fair value of total plan assets by major asset category as of December 31:

	2011	2010
Equity securities	47%	48%
Fixed income	36%	37%
International equities	17%	15%
Cash and equivalents	0%	0%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2011	2010
Discount rate	4.10%	5.75%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2011	2010	2009
Discount rate	5.18%	5.18%	6.27%
Rate of compensation increase	4.00%	4.00%	4.00%
Long-term rate of return	7.00%	8.00%	8.00%

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

Index

The Company expects to make $1.0 million in contributions to the plan in 2012.  However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was $0.3 million for the year ended December 31, 2011 and $0.8 million for the year ended December 31, 2010.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2012	$865
2013	951
2014	1,014
2015	1,117
2016	1,202
Years 2017-2021	6,744

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount up to 6% of compensation. For the years ended December 31, 2011, 2010 and 2009, the Company's expense for the 401(k) plan amounted to $2.3 million, $2.2 million and $1.7 million, respectively.

11.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$7,209	$37,320	$29,817
State	2,636	8,701	8,187
Total	9,845	46,021	38,004

Deferred:
Federal	3,312	2,742	(1,651)
State	(112)	(311)	(1,485)
Total	3,200	2,431	(3,136)

Total provision	$13,045	$48,452	$34,868

Index

The components of the deferred tax assets are as follows:

	At December 31,
	2011	2010
Deferred tax assets
Current:
Accrued vacation	$63	$126
Net operating loss carryforwards	586	420
Allowance for bad debts	8,076	10,511
Total current deferred tax assets	8,725	11,057

Deferred tax assets
Noncurrent:
Allowance for bad debts	665	186
Accrued rent	3,645	3,311
Stock-based compensation	1,855	1,728
Depreciation	-	3,549
Other intangibles	511	-
Prepaid pension asset	2,637	1,124
Net operating loss carryforwards	2,139	2,890
Sale leaseback-deferred gain	2,438	2,318
Other	120	165
Total noncurrent deferred tax assets	14,010	15,271

Deferred tax liabilities
Noncurrent:
Depreciation	(1,995)	-
Other intangibles	-	(2,333)
Goodwill	(10,138)	(11,414)
Total deferred tax liabilities	(12,133)	(13,747)
Total net noncurrent deferred tax assets	1,877	1,524
Total net deferred tax assets	$10,602	$12,581

The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2011		2010		2009
Income from continuing operations before taxes	$30,585		$118,183		$84,107

Expected tax	$10,705	35.0%	$41,364	35.0%	$29,438	35.0%
State tax expense (net of federal benefit)	1,640	5.4	5,454	4.6	4,356	5.2
Permanent impairment	475	1.6	2,185	1.9	-	-
Other	225	0.7	(551)	(0.5)	1,074	1.3
Total	$13,045	42.7%	$48,452	41.0%	$34,868	41.5%

The Company has net operating loss (“NOL”) carryforwards at December 31, 2011 of approximately $7.8 million for federal income tax purposes, which begin expiring in 2025.  These NOLs are limited in the amount that can be utilized in a given year due to a Section 382 limitation.  The Company has determined based upon its history of profits and its forecasted financial information that it will be able to fully utilize these NOLs prior to their expiration.   As such, a valuation allowance is not required.

Index

The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
	2011	2010	2009
Balance at January 1,	$100	$200	$100
Gross (decreases) increases for tax positions of prior years	-	(100)	100
Balance at December 31,	$100	$100	$200

Included in the balance of unrecognized tax benefits at December 31, 2011 and 2010 are unrecognized tax benefits of $0.1 million, respectively, of which $0.1 million would be reflected as an adjustment to income tax expense if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  During the years ended December 31, 2011 and 2010, the interest and penalties expense associated with uncertain tax positions are not significant to its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal income tax examinations for years before 2008 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2007.

12.	SEGMENT REPORTING

Each of the Company’s schools is a reporting unit.  The Company’s reporting units have been aggregated into one operating segment because, in the Company’s judgment, the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

13.	RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company purchased 5,307 shares of its common stock from its Executive Chairman in connection with his exercise of 60,000 stock options on the same date.

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

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligation	Operating Leases	Capital Leases
2012	$1,463	$23,248	$2,609
2013	1,463	22,085	2,505
2014	1,463	20,916	2,494
2015	1,463	19,240	2,494
2016	1,465	16,000	2,556
Thereafter	-	63,851	42,493
	7,317	165,340	55,151
Less amount representing interest	(7,317)	-	(28,315)
	$-	$165,340	$26,836

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

Index

Rent expense, included in operating expenses in the accompanying consolidated financial statements for the three years ended December 31, 2011 is $24.7 million, $24.7 million, and $23.1 million, respectively. Interest expense related to the financing obligation in the accompanying financial statements for the years ended December 31, 2011, 2010 and 2009 is $1.5 million, $1.4 million and $1.4 million, respectively.

Capital Expenditures—The Company has entered into commitments to expand or renovate campuses. These commitments are in the range of $1.0 to $3.0 million in the aggregate and are due within the next 12 months.

Litigation and Regulatory Matters— In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which it is a party will have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company and several executive officers were named as defendants in two purported securities class action lawsuits.  The complaints, which were both filed in the U.S. District Court for the District of New Jersey, alleged that the Company and the other defendants made false and misleading statements and failed to disclose material adverse facts about the Company’s business and prospects in violation of federal securities laws.  The plaintiff sought damages for the purported class.  The complaints were filed on August 13, 2010 and September 19, 2010, and were respectively captioned, Donald J. and Mary S. Moreaux v. Lincoln Educational Services Corp., et al., and Robert Lyathaud v. Lincoln Educational Services Corp., et al.  On November 24, 2010, the Court consolidated the two actions under the caption In re Lincoln Educational Services Corp. Securities Litigation and appointed a lead plaintiff.  A consolidated amended complaint was filed on February 14, 2011.  On April 15, 2011, defendants filed a motion to dismiss all of the claims asserted therein.  On September 6, 2011, the Court entered an order granting defendants’ motion to dismiss the consolidated amended complaint with prejudice.  Plaintiffs did not appeal.

Certain of the Company’s executive officers and directors were also named as defendants in three purported shareholder derivative lawsuits.  The first action, which was filed on December 21, 2010 in the U.S. District Court for the District of New Jersey, was captioned Mike Schweertmann v.  David F. Carney, et al.  The second, which was filed on February 14, 2011 in the Superior Court of New Jersey, Essex County, Chancery Division, was captioned Gregory and Karen Lehner v. Shaun E. McAlmont, et al.  The third action, which was filed on March 11, 2011 in the U.S. District Court for the District of New Jersey, was captioned Steven C. Lloyd and Paul Stone v. David F. Carney, et al.  All three complaints alleged that defendants breached their fiduciary duties by allowing the Company to engage in certain allegedly improper practices and misrepresenting the Company’s financial condition.  On October 18, 2011, the parties to the Schweertmann action filed with the Court a stipulation of voluntary dismissal of the action without prejudice, which the Court ordered on October 24, 2011.   On October 21, 2011, plaintiffs in the Lloyd action filed a notice of voluntary dismissal of the action without prejudice, which the Court ordered on October 26, 2011.  On November 30, 2011, the parties to the Lehner action filed a stipulation of voluntary dismissal of the action without prejudice, which the Court ordered on December 2, 2011.

On May 18, 2011, the Company received a subpoena duces tecum from the Attorney General of the State of New York relating to their investigation of whether the Company and certain of its academic institutions have complied with certain New York state consumer protection, securities and finance laws. Pursuant to the subpoena duces tecum, the Attorney General has requested from the Company and certain of its academic institutions documents and detailed information for the time period May 17, 2005 to the present.

Student Loans—At December 31, 2011, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $20.2 million.

Vendor Relationship— On September 15, 2011, the Company entered into an agreement with Snap-on Industrial (“Snap-on”) which expires on December 31, 2012.  The Company has agreed to grant Snap-on exclusive rights to certain automotive campuses to display advertising and supply certain tools with the exception of one pre-existing vendor contract.  The Company earns credits that are redeemable for certain tools and equipment based on the sales to students and to the Company.  Snap-on receivable for credits not redeemed for year ended December 31, 2011 was $0.5 million related to this contract.  This contract replaces the contract from April 1, 2006 which expired and will carryforward any unredeemed receivables and liabilities.

On April 1, 2006, the Company entered into an agreement with Snap-on Industrial (“Snap-on”) which expired on March 31, 2011.  The Company had agreed to grant Snap-on exclusive rights to our certain automotive campuses to display advertising and to train our students with the exception of one pre-existing vendor contract.   The Company earned credits that are redeemable for tools and equipment based on the number of automotive graduated quarterly. In addition, credits are earned on our purchases as well as purchases made by students enrolled in our automotive programs. Snap-on receivable for credits not redeemed for the years ended December 31, 2011 and 2010 was $0.4 million and $0.7 million, respectively.

Index

On October 1, 2005, the Company entered into an agreement with Snap-on exclusively for our Queens, NY campus opened March 27, 2006 which expired on November 30, 2011. We had agreed to grant Snap-on exclusive rights to in school advertising and supplying all student training tools and equipment, as well as our automotive equipment purchases.   In exchange, Snap-on agreed to advance tools and equipment needed to build out the school, not to exceed $1.0 million at list price.   The equipment advance was offset by credits earned through purchases by the Queens campus and their students.   Snap-on liability resulting from advanced equipment received in excess of credits earned for the years ended December 31, 2011 and 2010, was $0.2 million and $0.3 million, respectively.

As part of the acquisition of BAR in January 2009, the Company assumed an agreement with Snap-on exclusively for our East Windsor, Connecticut campus which expired on December 31, 2011.  We had agreed to grant Snap-on exclusive rights to promote and sell to East Windsor students’ equipment offered by Snap-on.  In exchange, Snap-on agreed to initially advance tools and equipment up to $0.5 million of the equipment to East Windsor as agreed upon by the parties.  Snap-on could have at its discretion advance additional amounts for equipment according to the agreement Snap-on liability resulting from advanced equipment received in excess of credits earned for years ended December 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $8.9 million at December 31, 2011.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2011, the Company has posted surety bonds in the total amount of approximately $15.1 million.

Index

15.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2011 and 2010 is as follows:

	Quarter
2011	First	Second	Third	Fourth

Revenues	$145,358	$128,224	$123,482	$115,561
Operating income (loss)	18,475	9,338	(5,043)	12,114
Net income (loss)	10,356	4,930	(3,926)	6,179
Income per share:
Basic
Net income (loss) per share	$0.47	$0.22	$(0.18)	$0.28
Diluted
Net income (loss) per share	$0.46	$0.22	$(0.18)	$0.28

	Quarter
2010	First	Second	Third	Fourth

Revenues	$152,466	$152,795	$167,211	$167,022
Operating income	25,320	22,983	32,376	41,962
Net income	14,460	13,195	18,881	23,195
Income per share:
Basic
Net income per share	$0.57	$0.51	$0.77	$1.06
Diluted
Net income per share	$0.55	$0.50	$0.76	$1.04

16.	DIVIDENDS

On March 2, 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which will be paid on March 30, 2012 to shareholders of record on March 15, 2012.

On October 27, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on December 30, 2011 to shareholders of record on December 15, 2011.

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

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2011 Student receivable allowance	$26,993	$30,553	$(35,688)	$21,858
December 31, 2010 Student receivable allowance	$26,859	$39,106	$(38,972)	$26,993
December 31, 2009 Student receivable allowance	$14,738	$36,982	$(24,861)	$26,859