Form 10-Q
period 2012-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2012-05-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012, there were 22,804,111 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,606	$26,524
Accounts receivable, less allowance of $17,027 and $20,194 at March 31, 2012 and December 31, 2011, respectively	17,229	19,696
Inventories	2,964	3,051
Prepaid income taxes	14,092	11,743
Deferred income taxes, net	8,439	8,725
Prepaid expenses and other current assets	2,135	2,919
Total current assets	72,465	72,658

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $129,085 and $122,274 at March 31, 2012 and December 31, 2011, respectively	175,300	180,014

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,587 and $1,664 at March 31, 2012 and December 31, 2011, respectively	5,312	5,572
Deferred income taxes, net	1,520	1,877
Goodwill	97,371	97,371
Other assets, net	4,384	4,759
Total other assets	108,587	109,579
TOTAL	$356,352	$362,251

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31,	December 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$450	$481
Unearned tuition	41,772	43,242
Accounts payable	14,069	15,468
Accrued expenses	12,869	11,296
Other short-term liabilities	392	631
Total current liabilities	69,552	71,118

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	35,924	36,027
Pension plan liabilities, net	6,648	6,594
Accrued rent	8,677	8,365
Other long-term liabilities	1,073	1,122
Total liabilities	121,874	123,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, no par value - authorized 100,000,000 shares at March 31, 2012 and December 31, 2011, issued and outstanding 28,613,615 shares at March 31, 2012 and 28,548,274 shares at December 31, 2011	141,377	141,377
Additional paid-in capital	19,632	19,535
Treasury stock at cost - 5,910,541 shares at March 31, 2012 and December 31, 2011, respectively	(82,860)	(82,860)
Retained earnings	163,045	167,689
Accumulated other comprehensive loss	(6,716)	(6,716)
Total stockholders' equity	234,478	239,025
TOTAL	$356,352	$362,251

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

REVENUE	$104,871	$145,358
COSTS AND EXPENSES:
Educational services and facilities	51,809	59,016
Selling, general and administrative	57,187	67,888
Gain on sale of assets	(30)	(21)
Total costs & expenses	108,966	126,883
OPERATING (LOSS) INCOME	(4,095)	18,475
OTHER:
Interest income	2	3
Interest expense	(1,314)	(1,092)
Other income	8	6
(LOSS) INCOME BEFORE INCOME TAXES	(5,399)	17,392
(BENEFIT) PROVISION FOR INCOME TAXES	(2,344)	7,036
NET (LOSS) INCOME	$(3,055)	$10,356
Basic
Net (loss) income per share	$(0.14)	$0.47
Diluted
Net (loss) income per share	$(0.14)	$0.46
Weighted average number of common shares outstanding:
Basic	22,137	21,943
Diluted	22,137	22,418

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	March 31,
	2012	2011
Net (loss) income	$(3,055)	$10,356
Other comprehensive (loss) income
Employee pension plan adjustments, net of taxes	-	-
Comprehensive (loss) income	$(3,055)	$10,356

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2012	28,548,274	$141,377	$19,535	$(82,860)	$167,689	$(6,716)	$239,025
Net loss	-	-	-	-	(3,055)	-	(3,055)
Stock-based compensation expense
Restricted stock	86,000	-	834	-	-	-	834
Stock options	-	-	72	-	-	-	72
Tax deficiency of stock-based awards and cancels	-	-	(624)	-	-	-	(624)
Net share settlement for equity-based compensation	(20,659)	-	(185)	-	-	-	(185)
Cash dividend of $0.07 per common share	-	-	-	-	(1,589)	-	(1,589)
BALANCE - March 31, 2012	28,613,615	$141,377	$19,632	$(82,860)	$163,045	$(6,716)	$234,478

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,055)	$10,356
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,063	6,908
Deferred income taxes	643	385
Gain on disposition of assets	(30)	(21)
Provision for doubtful accounts	3,682	6,743
Stock-based compensation expense	906	1,316
Tax benefit associated with exercise of share based payments	-	(91)
Deferred rent	432	248
(Increase) decrease in assets:
Accounts receivable	(955)	4,333
Inventories	87	23
Prepaid income taxes	(2,973)	528
Prepaid expenses and current assets	751	(502)
Other assets	296	(74)
Increase (decrease) in liabilities:
Accounts payable	(919)	(1,806)
Accrued expenses	1,453	(11,735)
Pension plan liabilities	(196)	(63)
Unearned tuition	(1,470)	(1,176)
Other liabilities	(38)	(333)
Total adjustments	8,732	4,683
Net cash provided by operating activities	5,677	15,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	323
Capital expenditures	(2,722)	(11,860)
Proceeds from sale of property and equipment	35	26
Net cash used in investing activities	(2,687)	(11,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	-	(20,000)
Proceeds from exercise of stock options	-	113
Tax benefit associated with exercise of share based payments	-	91
Net share settlement for equity-based compensation	(185)	(359)
Dividends paid	(1,589)	(5,605)
Principal payments under capital lease obligations	(134)	(99)
Net cash used in financing activities	(1,908)	(25,859)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,082	(22,331)
CASH AND CASH EQUIVALENTS—Beginning of period	26,524	65,995
CASH AND CASH EQUIVALENTS—End of period	$27,606	$43,664

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,059	$972
Income taxes	$53	$6,221
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for the purchase of fixed assets	$219	$2,904

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2011 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Stock-Based Compensation –The accompanying condensed consolidated statements of operations include stock-based compensation expense of approximately $0.9 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.  The Company uses the Black-Scholes valuation model for stock options and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The Company early adopted this amendment and has presented statements of comprehensive income.  Comprehensive (loss) income is impacted by employee pension plan adjustments, net of taxes.

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

The weighted average number of common shares used to compute basic and diluted (loss) income per share for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic shares outstanding	22,137,061	21,942,918
Dilutive effect of stock options	-	475,129
Diluted shares outstanding	22,137,061	22,418,047

For the three months ended March 31, 2012, options to acquire 78,301 shares were excluded from the above table because the Company reported a net loss for the quarter and therefore their impact on reported earnings per share would have been antidilutive.  For the three months ended March 31, 2011, options to acquire 313,333 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported earnings per share would have been antidilutive.

On April 29, 2011, the Company issued certain employees performance shares that vest when certain performance conditions are met.  These performance conditions were not met as of December 31, 2011 with respect to the Company’s performance shares.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 134,131 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2012.  Refer to Note 5 for more information on performance shares.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2012 is as follows:

Goodwill	$115,303
Accumulated impairment losses	(17,932)
$97,371

Index

There have been no changes in the carrying amount of goodwill from December 31, 2011 through March 31, 2012.

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense. Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2011	$180	$509	$1,268	$1,150	$1,980	$5,087
Gross carrying amount at March 31, 2012	180	509	1,268	1,150	1,980	5,087

Accumulated amortization at December 31, 2011	-	262	-	620	1,952	2,834
Amortization	-	23	-	29	28	80
Accumulated amortization at March 31, 2012	-	285	-	649	1,980	2,914

Net carrying amount at March 31, 2012	$180	$224	$1,268	$501	$-	$2,173

Weighted average amortization period (years)	Indefinite	6	Indefinite	10	3

Amortization of intangible assets was approximately $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2012	$153
2013	181
2014	160
2015	91
2016	47
Thereafter	93

$725

Index

4.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31,	December 31,
	2012	2011
Credit agreement (a)	$-	$-
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	26,625	26,715
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	77	121
	36,374	36,508
Less current maturities	(450)	(481)
	$35,924	$36,027

(a) On December 1, 2009, the Company, as borrower, and all of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “2009 Credit Agreement”) with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million (the “2009 Credit Facility”).  On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “2012 Credit Agreement”) with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million (the “2012 Credit Facility”).  The 2009 Credit Facility was terminated concurrently with the effective date of the 2012 Credit Agreement, April 5, 2012.  Refer to Note 10 for further discussion of the 2012 Credit Agreement.

Amounts borrowed as revolving loans under the 2009 Credit Facility bore interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Euro Dollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the 2009 Credit Agreement), in each case, plus an applicable margin rate as determined under the 2009 Credit Agreement.  The “Base Rate,” as defined under the 2009 Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one month of the Euro Dollar Rate plus 1.0%.  Under the 2009 Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At March 31, 2012 and December 31, 2011, the Company had outstanding letters of credit aggregating $1.6 million, which were primarily comprised of letters of credit for the Department of Education matters and real estate leases.

The 2009 Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.

As of March 31, 2012 and December 31, 2011, the Company had no amounts outstanding under the 2009 Credit Agreement.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retains a continuing involvement in the lease and, as a result, it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. The lease expires on December 31, 2016.

(c) In 2009, the Company assumed real estate capital leases in Fern Park, Florida and Hartford, Connecticut.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

Index

Scheduled maturities of long-term debt and lease obligations at March 31, 2012 are as follows:

Year ending December 31,
2012	$450
2013	415
2014	443
2015	480
2016	10,302
Thereafter	24,284
$36,374

5.	STOCKHOLDERS’ EQUITY

Restricted Stock

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

All service-based restricted shares granted prior to February 23, 2011 vest ratably on the first through fifth anniversaries of the grant date.  The service-based restricted shares granted on or after February 23, 2011 through December 31, 2011 vest ratably on the grant date and the first through fourth anniversaries of the grant date.  The service-based restricted shares that were granted on March 2, 2012 vest on March 2, 2013.

On April 29, 2011, performance-based shares were granted which vest over four years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2011 and ending December 31, 2014 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2011 through 2014.  There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares.

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

For the three months ended March 31, 2012 and 2011, the Company completed a net share settlement for 20,659 and 23,363 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2012 and/or 2011, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in return for the employees returning an equivalent value of restricted shares or stock options to the Company.  This transaction resulted in a decrease of approximately $0.2 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

Index

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2011	501,551	$16.10
Restricted stock awarded	86,000	7.79
Restricted stock vested	(57,465)	14.53
Restricted stock forfeited	-	-

Nonvested restricted stock outstanding at March 31, 2012	530,086	14.92

The recognized restricted stock expense for the three months ended March 31, 2012 and 2011 was $0.8 million and $1.1 million, respectively. The unrecognized restricted stock expense as of March 31, 2012 and 2011 was $6.6 million and $5.9 million, respectively.  As of March 31, 2012, outstanding restricted shares under the LTIP had aggregate intrinsic value of $4.2 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during the three months ended March 31, 2012 was $2.52 using the following weighted average assumptions for grants:

As of March 31, 2012
Expected volatility	51.25%
Expected dividend yield	3.59%
Expected life (term)	4.65 years
Risk-free interest rate	0.87%
Weighted-average exercise price during the year	$7.79

The expected volatility considers the volatility of the Company’s common stock that has been traded for a period commensurate with the expected life.  The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life.

The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2011	533,375	$16.60	4.68 years	$-
Granted	157,000	7.79	9.93 years	19
Canceled	-	-
Exercised	-	-		-

Outstanding March 31, 2012	690,375	14.60	5.68 years	19

Vested or expected to vest	651,110	14.85	5.44 years	15

Exercisable as of March 31, 2012	494,048	16.29	4.14 years	-

As of March 31, 2012, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.6 million.  This amount will be expensed over the weighted-average period of approximately 2.73 years.

Index

The following table presents a summary of stock options outstanding:

	At March 31, 2012
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$4.00-$13.99	290,792	7.80	$9.71	133,792	$11.96
$14.00-$19.99	277,083	3.95	16.42	262,421	16.22
$20.00-$25.00	122,500	4.57	22.07	97,835	22.40

	690,375	5.68	14.60	494,048	16.29

6.	INCOME TAXES

The benefit for income taxes for the quarter ended March 31, 2012 was $2.3 million, or 43.4% of pretax loss, compared to a provision for income taxes of $7.0 million, or 40.5% of pretax income for the quarter ended March 31, 2011. The effective tax rate increase was due to the effect of nondeductible permanent items.

7.	CONTINGENCIES

In the ordinary conduct of its business, the Company is subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceedings to which it is a party will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

8.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.2 million for the three months ended March 31, 2012 and $0.1 million for the three months ended March 31, 2011.  The net periodic benefit cost was $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

9.	DIVIDENDS

On March 2, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on March 30, 2012 to shareholders of record on March 15, 2012.  The dividend was recorded as a reduction to retained earnings as of March 31, 2012.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

10.	SUBSEQUENT EVENTS

On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into the 2012 Credit Agreement with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million.  Bank of America Merrill Lynch acted as sole lead arranger and book manager in connection with the 2012 Credit Facility.  The 2012 Credit Agreement replaces the Company’s prior $115 million credit facility with Bank of America, N.A. and other lenders, which was due to expire on December 1, 2012.  The 2009 Facility was terminated concurrently with the effective date of the 2012 Credit Agreement.

Under the 2012 Credit Agreement, the Company has the right to increase the aggregate amount available under the 2012 Credit Facility by up to $50 million upon satisfaction of certain conditions.  The 2012 Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The 2012 Credit Agreement includes a $5 million swing line sublimit and a $25 million letter of credit sublimit.  Borrowings under the 2012 Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries exclusive of real estate.  The term of the 2012 Credit Facility is 36 months, maturing on April 5, 2015.

Index

Amounts borrowed as revolving loans under the 2012 Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the 2012 Credit Agreement), in each case, plus an applicable margin rate as determined under the 2012 Credit Agreement.  The “Base Rate”, as defined under the 2012 Credit Agreement, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the 2012 Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  Letters of credit totaling $1,637,625 that were outstanding under the prior facility at April 5, 2012 are treated as letters of credit under the 2012 Credit Agreement.

The 2012 Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.

On April 18, 2012, the Company acquired all of the rights, title and interest in the assets of Florida Medical Training Institute, Inc. (“FMTI”) for approximately $2.0 million, net of cash acquired.  FMTI has five locations in Florida: Melbourne, Jacksonville, Tampa, Miami and Coral Springs.  FMTI currently offers certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant, Fire Fighter and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2011, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2011.

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential opportunities for introducing new programs. As of March 31, 2012, we enrolled 19,118 students at our 46 campuses across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

Allowance for uncollectible accounts.  Based upon our experience and judgment and economic trends impacting our business, we establish an allowance for uncollectible accounts with respect to tuition receivables.  We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts.  In establishing our allowance for uncollectible accounts, we consider, among other things, a student’s status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments and overall collection history.  Changes in trends in any of these areas may impact the allowance for uncollectible accounts.  The receivable balances of withdrawn students with delinquent obligations are reserved based on our collection history.  Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Index

Our bad debt expense as a percentage of revenues for the three months ended March 31, 2012 and 2011 was 3.5% and 4.6%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2012 and 2011 would have resulted in an increase in bad debt expense of $1.0 million and $1.5 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2012, goodwill represented approximately $97.4 million, or 27.3%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value.  If necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their estimated fair value.

At December 31, 2011, we tested our goodwill for impairment and determined we did not have an impairment. No events have occurred since that evaluation took place that would have required retesting.

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial and statistical information as compared to target financial achievements and key performance objectives.  Although our recorded liability for bonuses is based on our best estimate of the obligation, actual results could differ and require adjustment of the recorded balance.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.4%	40.6%
Selling, general and administrative	54.4%	46.7%
Total costs and expenses	103.8%	87.3%
Operating (loss) income	-3.8%	12.7%
Interest expense, net	-1.3%	-0.7%
(Loss) income before income taxes	-5.1%	12.0%
(Benefit) provision for income taxes	-2.2%	4.9%
Net (loss) income	-2.9%	7.1%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue.   Revenue decreased by $40.5 million, or 27.9%, to $104.9 million for the quarter ended March 31, 2012 from $145.4 million for the quarter ended March 31, 2011.   The decrease was primarily attributable to a 31.2% decrease in average student population, which decreased to 19,572 for the quarter ended March 31, 2012 from 28,449 for the quarter ended March 31, 2011, partially offset by a 4.9% increase in average revenue per student.

The decrease in average student population was primarily due to adjustments in our business model to be better aligned with the Department of Education, or DOE’s, increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates.  As part of these measures, we implemented a more selective student enrollment policy to ensure that we enroll students who demonstrate a strong ability to achieve successful student outcomes, including higher graduation and repayment rates and lower student debt levels.  We also restructured certain programs and altered program offerings at some of our campuses, which resulted in lower financial aid funding availability and higher student cash contributions.  We believe these changes coupled with the current economic conditions, are resulting in an increase in the number of potential students hesitant to take on debt and thus not enrolling in our schools.  This has resulted in a significant decline in student starts and average student population.

Average revenue per student increased 4.9% for the quarter ended March 31, 2012 from the quarter ended March 31, 2011, primarily from tuition increases that averaged 3% during the quarter and from changes to some of our program offerings, which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $7.2 million, or 12.2%, to $51.8 million for the quarter ended March 31, 2012 from $59.0 million for the quarter ended March 31, 2011.  This decrease in educational services and facilities expense was due to a $5.5 million, or 16.7%, decrease in instructional expenses, a $1.2 million, or 18.4%, decrease in books and tools expense, and a $0.6 million, or 2.8%, decrease in facilities expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a decline in average student population of approximately 8,900 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. We began 2012 with approximately 10,000, or 34.3%, fewer students than we had on January 1, 2011.   Facilities expense primarily decreased due to lower rent expense as a result of the relocation of our Denver campus, as well as a decrease in repairs and maintenance expenditures at our campuses.

Our education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding drop in population.

Index

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 49.4% for the quarter ended March 31, 2012 from 40.6% for the quarter ended March 31, 2011.

Selling, general and administrative expense.    Our selling, general and administrative expense for the quarter ended March 31, 2012 was $57.2 million, a decrease of $10.7 million, or 15.8%, from $67.9 million for the quarter ended March 31, 2011.  The decrease in our selling, general and administrative expense was primarily due to a $4.1 million, or 11.8%, decrease in administrative expenses, a $5.6 million, or 21.1%, decrease in sales and marketing expenses and a $1.0 million, or 15.3%, decrease in student services expenses.

The decrease in administrative expenses was primarily due to a $3.1 million reduction in bad debt expense.

Our bad debt expense as a percentage of revenue was 3.5% for the quarter ended March 31, 2012 as compared to 4.6% for the quarter ended March 31, 2011. The reduction in bad debt as a percentage of revenue was due to a decrease in outstanding balances of our students, primarily due to lower revenue for the period.

As of March 31, 2012, we had outstanding loan commitments to our students of $28.8 million as compared to $26.4 million at December 31, 2011.  Loan commitments, net of interest that would be due on the loans through maturity, were $21.4 million at March 31, 2012 as compared to $20.2 million at December 31, 2011.  The increase in loan commitment during the year is attributable to changes we made to certain programs resulting in higher financing gaps for our students to better enable us to comply with the 90/10 Rule.

The decrease in sales and marketing expenses during the quarter ended March 31, 2012 was primarily due to a $4.9 million reduction in marketing expenses and a decrease in the number of admissions representatives.

Student services expenses decreased due to a reduction in the number of financial aid employees as we aligned our cost structure to our student population. As a percentage of revenues, selling, general and administrative expense for the quarter ended March 31, 2012 increased to 54.4% from 46.7% for the quarter ended March 31, 2011.

Net interest expense.    Our net interest expense for the quarter ended March 31, 2012 was $1.3 million, an increase of $0.2 million from $1.1 million for the quarter ended March 31, 2011.  This increase was attributed to the acceleration of deferred financing costs associated with our expiring credit facility.

Income taxes.    Our benefit for income taxes for the quarter ended March 31, 2012 was $2.3 million, or 43.4% of pretax loss, compared to a provision for income taxes of $7.0 million, or 40.5%, of pretax income for the quarter ended March 31, 2011. The effective tax rate increase was due to the effect of nondeductible permanent items.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our $115 million credit facility (the “2009 Credit Facility”).

The following chart summarizes the principal elements of our cash flows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$5,677	$15,039
Net cash used in investing activities	(2,687)	(11,511)
Net cash used in financing activities	(1,908)	(25,859)

Index

At March 31, 2012, we had cash and cash equivalents of $27.6 million, representing an increase of approximately $1.1 million as compared to $26.5 million as of December 31, 2011.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our 2009 Credit Facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our new 2012 Credit Facility (as defined below).  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At March 31, 2012, we had net borrowings available under our 2009 Credit Facility of approximately $113.4 million, including a $23.4 million sub-limit on letters of credit.  As of March 31, 2012, we had no amounts outstanding under our 2009 Credit Facility.  As of March 31, 2012, we had outstanding letters of credit aggregating $1.6 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.  On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “2012 Credit Agreement”) with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million (the “2012 Credit Facility”).  The 2009 Credit Facility was terminated concurrently with the effective date of the 2012 Credit Agreement.  Refer to Note 10 for further discussion of the 2012 Credit Agreement.

Our primary source of cash is tuition collected from our students. Most students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 84% of our cash receipts relating to revenues in 2011. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 30-day delay. Our diploma/certificate programs range from 22 to 112 weeks, our associate’s degree programs range from 48 to 123 weeks, and our bachelor’s degree programs range from 132 to 284 weeks.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Operating Activities

Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2012 as compared to $15.0 million for three months ended March 31, 2011.  The $9.4 million decrease in net cash provided by operating activities primarily resulted from a reduction in net income, which was partially offset by other working capital items. Net income decreased from $10.4 million for the three months ended March 31, 2011 a net loss of $3.1 million for the three months ended March 31, 2012.

Investing Activities

Net cash used in investing activities decreased by $8.8 million to $2.7 million for the three months ended March 31, 2012 from $11.5 million for the three months ended March 31, 2011. The decrease was primarily attributable to a $9.1 million reduction in cash used for capital expenditures for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Our 2012 capital expenditures mainly resulted from leasehold improvements and facility expansions as well as investments in campuses, classroom furniture and shop technology.

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

Financing Activities

Net cash used in financing activities decreased by $24.0 million to $1.9 million for the three months ended March 31, 2012 from $25.9 million for the three months ended March 31, 2011. This decrease was primarily attributable to our payments on borrowings of $20.0 million during 2011 and a reduction in dividends paid of $4.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Index

On December 1, 2009, we, as borrower, and all of our wholly-owned subsidiaries, as guarantors, entered into the 2009 Credit Agreement with a syndicate of seven lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $115 million.  On April 5, 2012, we entered into the 2012 Credit Agreement.  The 2009 Credit Facility was terminated concurrently with the effective date of the 2012 Credit Agreement, April 5, 2012.  Refer to Note 10 for further discussion of the 2012 Credit Agreement.

Amounts borrowed as revolving loans under the 2009 Credit Facility bore interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations, or the “Euro Dollar Rate,” for specified interest periods or (ii) the Base Rate (as defined in the 2009 Credit Agreement), in each case, plus an applicable margin rate as determined under the 2009 Credit Agreement.  The “Base Rate,” as defined under the 2009 Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to one-month of the Euro Dollar Rate plus 1.0%.  Under the 2009 Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.50% to 3.25% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Euro Dollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus a fronting fee of 0.125% of the amount available to be drawn and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At March 31, 2012, we had outstanding letters of credit aggregating $1.6 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

The 2009 Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.

The following table sets forth our long-term debt (in thousands):

	March 31,	December 31,
	2012	2011
Credit agreement	$-	$-
Finance obligation	9,672	9,672
Capital lease-property (a rate of 8.0%)	26,625	26,715
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	77	121
Subtotal	36,374	36,508
Less current maturities	(450)	(481)
Total long-term debt	$35,924	$36,027

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our 2012 Credit Facility will provide us with adequate resources for our ongoing operations through 2012 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of March 31, 2012, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

Index

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$54,483	$2,569	$4,994	$5,096	$41,824
Uncertain income taxes	100	100	-	-	-
Operating leases	160,953	22,997	42,294	34,340	61,322
Rent on finance obligation	7,201	1,516	3,032	2,653	-
Total contractual cash obligations	$222,737	$27,182	$50,320	$42,089	$103,146

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012, except for our letters of credit of $1.6 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality and Trends

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third and fourth quarters and higher student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, typically do not vary significantly over the course of the year with changes in our student population and revenue. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

90/10 Rule

The Higher Education Act of 1965, as amended, or the HEA, enacted in 2008, states that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue from Title IV programs.    This is commonly known as the “90/10 Rule.”

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

Index

The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we saw a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs to create a financing gap.  We decided to restructure program offerings. This resulted in an increase in the financing gap between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  Loan commitments to our students increased during the first quarter of 2012 by approximately $2.4 million.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

Cohort Default Rates

The HEA limits participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans above a prescribed rate (the “cohort default rate”).  The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults.

Under the HEA, an institution whose FFEL and Federal Direct Loan, or FDL, cohort default rate is 25% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

The HEA increased the measuring period for each cohort default rate calculation by one year. Starting with the 2009 cohort, the DOE will calculate both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate, which is expected to be published for each of our institutions in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements instead of the two-year rates currently used for those purposes.   If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in the FDL and Federal Stafford Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.   If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in the Pell, FDL, and FFEL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

In September 2011, the DOE published final two-year cohort default rates for each of our institutions for the 2009 federal fiscal year.   The rates range from 10.5% to 35.4%. We appealed all of our 2009 rates and have subsequently received revised cohort default rates for 13 institutions.  These revised rates range from 8.1% to 33.7%.  Subsequent to receiving the revised rates, two of our institutions (Philadelphia, PA and Grand Prairie, TX) had a cohort default rate (as defined by the DOE) of 25% or greater for the 2009 federal fiscal year.  The cohort default rate for Grand Prairie at 33.7% would be the institution’s second consecutive fiscal year cohort default rate of 25% or greater.  Philadelphia, PA did not have a cohort default rate of 25% or greater for the 2008 fiscal year.

On February 27, 2012, the DOE issued draft two-year cohort default rates for the 2010 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2012.  The draft 2010 rates ranged from 12.2% to 33.7%.  Our Philadelphia, PA institution was the only institution with a cohort default rate over 25%.  We plan to appeal all of our 2010 draft rates.  The weighted average cohort default rate for 2010 was 19.2% as compared to the revised 2009 rate of 19.5%

On March 5, 2012, the DOE released draft three-year cohort default rates for federal fiscal year 2009.  The rates for the 2009 federal fiscal year under the new methodology ranged from 17.7% to 49.8%.  For the 2009 federal fiscal year, 10 of our institutions had draft three-year cohort default rates of at least 30%.  One of these institutions had a rate above 40%.  We plan to appeal all of our 2009 draft rates.

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

ATB Students

“Ability to benefit” or ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a Department of Education approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of March 31, 2012, approximately 7.2% of our students were classified as ATB students.  On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the “Appropriations Act”). This new law eliminates the ability of ATB students who first enroll after July 1, 2012 to participate in federal student financial aid programs.  As a result of this new law we expect to have a reduction in ATB students in the second half of 2012.  This reduction in ATB students may negatively impact our total enrollment and our revenue.

Outlook

In addition to the 90/10 Rule, cohort default rates, gainful employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to deteriorating student enrollments since the second quarter of 2010. This resulted in a 4.9% decrease in student starts for the three months ended March 31, 2012 compared to the same period in 2011.  We believe that the decline in student starts as compared to prior-year periods will improve in the second half of 2012 but we cannot accurately predict to what degree.  Our expectation is based on the fact that we opened three new campuses in 2011 and are expanding the program offerings at our relocated Denver campus, which we expect to contribute to starts as well as more favorable year-over-year student start comparisons during this period.

As we enter the second half of 2012 we expect the rate of deceleration to continue to improve but the current economic climate and regulatory activity makes it difficult to predict enrollment.  While we expect enrollments to improve, if they do not, our revenue could decline further, which could have a material adverse effect on our profitability.

In addition, these changes, individually or in the aggregate, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows.

Index

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 4.75% (as calculated in the 2009 Credit Agreement) as of March 31, 2012.  As of March 31, 2012, we had no outstanding borrowings under our 2009 Credit Facility.

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

10.2	Consulting Agreement, dated December 9, 2010, between the Company and David F. Carney (7).

10.3	Employment Agreement, dated as of January 17, 2011, between the Company and Scott M. Shaw (8).

10.4	Employment Agreement, dated as of January 17, 2011, between the Company and Cesar Ribeiro (8).

10.5	Employment Agreement, dated as of January 17, 2011, between the Company and Shaun E. McAlmont (8).

10.6	Employment Agreement, dated as of November 1, 2011, between the Company and Piper P. Jameson (10).

10.7*	Letter Agreement, dated as of dated March 6, 2012, between the Company and Piper P. Jameson.

10.8	Lincoln Educational Services Corporation 2005 Long-Term Incentive Plan (1).

10.9	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (1).

10.10	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.11	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.12	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.13	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.14	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (4).

10.15	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (9).

10.16	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.17	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

10.18
Credit Agreement, dated as of April 5, 2012, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A. as Administrative Agent (11).

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

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

Index

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed December 7, 2009.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(7)	Incorporated by reference to the Company’s Form 8-K filed December 9, 2010.

(8)	Incorporated by reference to the Company’s Form 8-K filed January 21, 2011.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(10)	Incorporated by reference to the Company’s Form 10-Q filed November 8, 2011.

(11)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

*	Filed herewith.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 7, 2012	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)