Form 10-Q
period 2012-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2012-08-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 1, 2012, there were 22,803,530 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,994	$26,524
Accounts receivable, less allowance of $16,879 and $20,194 at June 30, 2012 and December 31, 2011, respectively	18,600	19,696
Inventories	3,174	3,051
Prepaid income taxes and income taxes receivable	21,339	11,743
Deferred income taxes, net	8,016	8,725
Prepaid expenses and other current assets	2,143	2,919
Total current assets	73,266	72,658

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $132,377 and $122,274 at June 30, 2012 and December 31, 2011, respectively	162,453	180,014

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,434 and $1,664 at June 30, 2012 and December 31, 2011, respectively	4,800	5,572
Deferred finance charges	909	329
Deferred income taxes, net	3,600	1,877
Goodwill	83,856	97,371
Other assets, net	4,717	4,430
Total other assets	97,882	109,579
TOTAL	$333,601	$362,251

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30,	December 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$419	$481
Unearned tuition	39,714	43,242
Accounts payable	12,804	15,468
Accrued expenses	14,482	11,296
Other short-term liabilities	277	631
Total current liabilities	67,696	71,118

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	35,828	36,027
Pension plan liabilities, net	6,694	6,594
Accrued rent	8,743	8,365
Other long-term liabilities	1,056	1,122
Total liabilities	120,017	123,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, no par value - authorized 100,000,000 shares at June 30, 2012 and December 31, 2011, issued and outstanding 28,714,071 shares at June 30, 2012 and 28,548,274 shares at December 31, 2011	141,377	141,377
Additional paid-in capital	21,041	19,535
Treasury stock at cost - 5,910,541 shares at June 30, 2012 and December 31, 2011, respectively	(82,860)	(82,860)
Retained earnings	140,742	167,689
Accumulated other comprehensive loss	(6,716)	(6,716)
Total stockholders' equity	213,584	239,025
TOTAL	$333,601	$362,251

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUE	$100,365	$128,224	$205,236	$273,582
COSTS AND EXPENSES:
Educational services and facilities	49,769	54,619	101,579	113,635
Selling, general and administrative	55,017	64,237	112,201	132,124
(Gain) loss on sale of assets	(10)	30	(40)	9
Impairment of goodwill and long-lived assets	23,683	-	23,683	-
Total costs & expenses	128,459	118,886	237,423	245,768
OPERATING (LOSS) INCOME	(28,094)	9,338	(32,187)	27,814
OTHER:
Interest income	-	2	2	5
Interest expense	(1,047)	(1,094)	(2,362)	(2,186)
Other income	2	8	10	13
(LOSS) INCOME BEFORE INCOME TAXES	(29,139)	8,254	(34,537)	25,646
(BENEFIT) PROVISION FOR INCOME TAXES	(8,431)	3,324	(10,775)	10,360
NET (LOSS) INCOME	$(20,708)	$4,930	$(23,762)	$15,286
Basic
Net (loss) income per share	$(0.93)	$0.22	$(1.07)	$0.70
Diluted
Net (loss) income per share	$(0.93)	$0.22	$(1.07)	$0.68
Weighted average number of common shares outstanding:
Basic	22,183	21,990	22,160	21,966
Diluted	22,183	22,561	22,160	22,490

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(20,708)	$4,930	$(23,762)	$15,286
Other comprehensive (loss) income
Employee pension plan adjustments, net of taxes	-	-	-	-
Comprehensive (loss) income	$(20,708)	$4,930	$(23,762)	$15,286

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2012	28,548,274	$141,377	$19,535	$(82,860)	$167,689	$(6,716)	$239,025
Net loss	-	-	-	-	(23,762)	-	(23,762)
Stock-based compensation expense
Restricted stock	190,285	-	1,824	-	-	-	1,824
Stock options	-	-	173	-	-	-	173
Tax deficiency of stock-based awards and cancels	-	-	(279)	-	-	-	(279)
Net share settlement for equity-based compensation	(24,488)	-	(212)	-	-	-	(212)
Cash dividend of $0.07 per common share	-	-	-	-	(3,185)	-	(3,185)
BALANCE - June 30, 2012	28,714,071	$141,377	$21,041	$(82,860)	$140,742	$(6,716)	$213,584

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,762)	$15,286
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,984	13,688
Amortization of deferred finance charges	80	181
Deferred income taxes	(1,031)	887
(Gain) loss on disposition of assets	(40)	9
Impairment of goodwill and long-lived assets	23,683	-
Provision for doubtful accounts	9,549	14,119
Stock-based compensation expense	1,997	2,130
Tax benefit associated with exercise of share based payments	-	(83)
Deferred rent	510	437
(Increase) decrease in assets, net of acquisition of business:
Accounts receivable	(7,616)	407
Inventories	(76)	334
Prepaid income taxes and income taxes receivable	(9,858)	(13,486)
Prepaid expenses and current assets	1,004	(741)
Other assets	(112)	531
Increase (decrease) in liabilities, net of acquisition of business:
Accounts payable	(2,664)	(2,858)
Accrued expenses	3,039	(10,110)
Pension plan liabilities	(370)	(133)
Unearned tuition	(4,400)	(1,251)
Other liabilities	49	(198)
Total adjustments	27,728	3,863
Net cash provided by operating activities	3,966	19,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	693
Capital expenditures	(4,778)	(24,057)
Proceeds from sale of property and equipment	71	28
Acquisition of business, net of cash acquired	(1,472)	-
Net cash used in investing activities	(6,179)	(23,336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	-	(20,000)
Proceeds from exercise of stock options	-	228
Tax benefit associated with exercise of share based payments	-	83
Net share settlement for equity-based compensation	(212)	(378)
Dividends paid	(3,185)	(11,252)
Payment of deferred finance fees	(659)	-
Principal payments under capital lease obligations	(261)	(198)
Net cash used in financing activities	(4,317)	(31,517)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,530)	(35,704)
CASH AND CASH EQUIVALENTS—Beginning of period	26,524	65,995
CASH AND CASH EQUIVALENTS—End of period	$19,994	$30,291

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended
	June 30,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,081	$2,090
Income taxes	$226	$23,057
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Fair value of assets acquired	$2,876	$-
Net cash paid for the acquisition	(1,472)	-
Liabilities assumed	$1,404	$-
Liabilities accrued for the purchase of fixed assets	$184	$2,476

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and Subsidiaries (the “Company”) is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Health Science, Automotive Technology, Skilled Trades, Business and Information Technology and Hospitality Services. The Company currently has 46 schools and five training sites in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2011 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments including impairments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Stock-Based Compensation –The accompanying condensed consolidated statements of operations include stock-based compensation expense of approximately $1.1 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively.  The Company uses the Black-Scholes valuation model for stock options and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

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

The weighted average number of common shares used to compute basic and diluted (loss) income per share for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic shares outstanding	22,183,043	21,989,756	22,160,053	21,966,466
Dilutive effect of stock options	-	571,582	-	523,226
Diluted shares outstanding	22,183,043	22,561,338	22,160,053	22,489,692

For the three and six months ended June 30, 2012, options to acquire 27,995 and 19,858 shares, respectively, were excluded from the above table because the Company reported a net loss for the quarter and the six months and therefore their impact on reported earnings per share would have been antidilutive.  For the three and six months ended June 30, 2011, options to acquire 304,333 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported earnings per share would have been antidilutive.

On April 29, 2011, the Company issued certain employees performance shares that vest when certain performance conditions are met.  These performance conditions were not met as of December 31, 2011 with respect to the Company’s performance shares.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 134,131 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012.  Refer to Note 6 for more information on performance shares.

3.	BUSINESS ACQUISITION

On April 18, 2012, the Company acquired all of the rights, title and interest in certain assets and liabilities of Florida Medical Training Institute, Inc. (“FMTI”) for total consideration of $1.7 million, net of cash acquired.  FMTI has five locations in Florida: Melbourne, Jacksonville, Tampa, Miami and Coral Springs.  FMTI currently offers certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant, Fire Fighter and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that the decrease in the Company’s market capitalization as of June 30, 2012 was a triggering event and, accordingly, the Company tested goodwill for impairment.  The tests indicated that five of the Company’s reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax non-cash charge of $15.4 million in the second quarter of 2012.  The fair values of these reporting units were estimated using the expected present value of future cash flows.

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The Company concluded that as of June 30, 2012 there was a triggering event and, accordingly, the Company tested long-lived assets for impairment and determined that 10 of the Company’s assets groups were impaired.  This resulted in a pre-tax non-cash charge of $8.3 million which included leasehold improvements of $8.1 million and definite–lived intangible assets of $0.2 million.

Index

The carrying amount of goodwill at June 30, 2012 is as follows:

Balance as of January 1, 2012
Goodwill	$115,303
Accumulated impairment losses	(17,932)
97,371
Goodwill acquired pursuant to business acquisition-FMTI	1,837
Goodwill impairment	(15,352)

Balance as of June 30, 2012
Goodwill	117,140
Accumulated impairment losses	(33,284)
$83,856

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2011	$-	$180	$509	$1,268	$1,150	$1,980	$5,087
Acquisition of FMTI	25	-	25	-	224	200	474
Impairment	-	-	(168)	-	(250)	-	(418)
Gross carrying amount at June 30, 2012	25	180	366	1,268	1,124	2,180	5,143

Accumulated amortization at December 31, 2011	-	-	262	-	620	1,952	2,834
Amortization	11	-	45	-	67	36	159
Impairment	-	-	(127)	-	(85)	-	(212)
Accumulated amortization at June 30, 2012	11	-	180	-	602	1,988	2,781

Net carrying amount at June 30, 2012	$14	$180	$186	$1,268	$522	$192	$2,362

Weighted average amortization period (years)	1	Indefinite	7	Indefinite	9	3

Amortization of intangible assets was approximately $0.1 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $0.2 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2012	$131
2013	225
2014	224
2015	156
2016	112
Thereafter	66

$914

Index

5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30,	December 31,
	2012	2011
Credit agreement (a)	$-	$-
Credit agreement (b)	-	-
Finance obligation (c)	9,672	9,672
Auto loan	8	-
Capital lease-property (rate of 8.0%) (d)	26,534	26,715
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	33	121
	36,247	36,508
Less current maturities	(419)	(481)
	$35,828	$36,027

(a) On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “Credit Agreement”) with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million.  The Credit Agreement replaces the Company’s prior $115 million Credit Facility with Bank of America, N.A. and other lenders, which was due to expire on December 1, 2012.  The old Credit Agreement (as defined below) was terminated concurrently with the effective date of the Credit Agreement.

Under the Credit Agreement, the Company has the right to increase the aggregate amount available under the Credit Facility by up to $50 million upon satisfaction of certain conditions.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $5 million swing line sublimit and a $25 million letter of credit sublimit.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries exclusive of real estate.  The term of the Credit Facility is 36 months, maturing on April 5, 2015.

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At June 30, 2012, the Company had outstanding letters of credit aggregating $1.6 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

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

As of June 30, 2012, the Company had no amounts outstanding under the Credit Agreement.

(b) The Company previously had a credit agreement (the “old Credit Agreement”) with a syndicate of banks which was terminated on April 5, 2012.  Under the terms of the agreement, the syndicate provided the Company with a $115 million credit facility.  The old Credit Agreement permitted the issuance of up to $25 million in letter of credit, the amount of which reduces the availability of permitted borrowings under the agreement. At December 31, 2011, the Company had outstanding letters of credit aggregating $1.6 million, which were primarily comprised of letters of credit for the DOE matters and real estate leases.

As of December 31, 2011, the Company had no amounts outstanding under the old Credit Agreement.

Index

(c) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retains a continuing involvement in the lease and, as a result, it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. The lease expires on December 31, 2016.

(d) In 2009, the Company assumed real estate capital leases in Fern Park, Florida and Hartford, Connecticut.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

Scheduled maturities of long-term debt and lease obligations at June 30, 2012 are as follows:

Year ending December 31,
2012	$419
2013	425
2014	452
2015	490
2016	688
Thereafter	33,773
$36,247

6.	STOCKHOLDERS’ EQUITY

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

All service-based restricted shares granted prior to February 23, 2011 vest ratably on the first through fifth anniversaries of the grant date.  The service-based restricted shares granted on or after February 23, 2011 vest ratably on the grant date and the first through fourth anniversaries of the grant date except for the service-based restricted shares granted on March 2, 2012 which vest fully on the first anniversary of the grant date.

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

For the six months ended June 30, 2012 and 2011, the Company completed a net share settlement for 24,488 and 24,527 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2012 and/or 2011, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or stock options to the Company.  These transactions resulted in a decrease of approximately $0.2 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

Index

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2011	501,551	$16.10
Restricted stock awarded	190,285	7.68
Restricted stock vested	(102,176)	14.64

Nonvested restricted stock outstanding at June 30, 2012	589,660	13.64

The restricted stock expense for the three months ended June 30, 2012 and 2011 was $1.0 million and $0.7 million, respectively. The restricted stock expense for the six months ended June 30, 2012 and 2011 was $1.8 million and $1.9 million, respectively. The unrecognized restricted stock expense as of June 30, 2012 and 2011 was $6.4 million and $7.9 million, respectively.  As of June 30, 2012, outstanding restricted shares under the LTIP had aggregate intrinsic value of $3.8 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during the six months ended June 30, 2012 was $2.52 using the following weighted average assumptions for grants:

As of June 30, 2012
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

Index

The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2011	533,375	$16.60	4.68 years	$-
Granted	157,000	7.79		-
Canceled	(21,500)	10.01
Exercised	-	-		-

Outstanding June 30, 2012	668,875	14.74	5.37 years	-

Vested or expected to vest	631,610	15.00	5.14 years	-

Exercisable as of June 30, 2012	482,548	16.40	3.86 years	-

As of June 30, 2012, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.5 million.  This amount will be expensed over the weighted-average period of approximately 2.41 years.

The following table presents a summary of stock options outstanding:

	At June 30, 2012
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$4.00-$13.99	269,292	7.56	$9.69	122,292	$11.97
$14.00-$19.99	277,083	3.70	16.42	262,421	16.22
$20.00-$25.00	122,500	4.32	22.07	97,835	22.40

	668,875	5.37	14.74	482,548	16.40

7.	INCOME TAXES

The benefit for income taxes for the three months ended June 30, 2012 was $8.4 million, or 28.9% of pretax loss, compared to a provision for income taxes of $3.3 million, or 40.3% of pretax income for the three months ended June 30, 2011. The benefit for income taxes for the six months ended June 30, 2012 was $10.8 million, or 31.2% of pretax loss, compared to a provision for income taxes of $10.4 million, or 40.4% of pretax income for the six months ended June 30, 2011. The effective tax rate decrease was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges.

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

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.4 million for the six months ended June 30, 2012 and $0.1 million for the six months ended June 30, 2011.  The net periodic benefit cost was $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million for each of the six months ended June 30, 2012 and 2011.

Index

10.	DIVIDENDS

On May 1, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on June 29, 2012 to shareholders of record on June 15, 2012.  The dividend was recorded as a reduction to retained earnings as of June 30, 2012.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

11.	SUBSEQUENT EVENT

On July 31, 2012, the Company’s Board of Directors approved a plan to cease operations at seven of our campuses.  The adjustments made to the Company’s business model to better align with the DOE’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, which eliminated the ability to enroll “ability to benefit” students, have made these campuses no longer viable.  Accordingly, the Company has decided to cease operations at these campuses and has stopped enrolling new students.  Once all operations have ceased at these campuses, the results of operations will be reflected as discontinued operations in our financial statements.

The results of operations at these seven campuses for the six months ended June 30, 2012 and each of the three year periods ended December 31, 2011 were as follows (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011	2010	2009
Revenue	$7,047	$20,803	$34,733	$25,790
Operating expenses	(19,944)	(26,063)	(27,075)	(17,497)
	$(12,897)	$(5,260)	$7,658	$8,293

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.4 million, $2.1 million and $1.4 million for the six months ended June 30, 2012, and the years ended December 31, 2011 and 2010, respectively.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential opportunities for introducing new programs. As of June 30, 2012, we enrolled 18,156 students at our 46 campuses and 5 training sites across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended June 30, 2012 and 2011 were both 5.8%, and for the six months ended June 30, 2012 and 2011 was 4.7% and 5.2%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended June 30, 2012 and 2011 would have resulted in an increase in bad debt expense of $1.0 million and $1.3 million, respectively, and for the six months ended June 30, 2012 and 2011 would have resulted in an increase in bad debt expense of $2.1 million and $2.7 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of June 30, 2012, goodwill represented approximately $83.9 million, or 25.1%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value.  If necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their estimated fair value.

At December 31, 2011, we tested our goodwill for impairment and determined we did not have an impairment. We concluded that the decrease in our market capitalization as of June 30, 2012 was a triggering event and accordingly we tested goodwill for impairment.  Our tests indicated that five of our reporting units were impaired which resulted in a non-cash charge of $15.4 million in the second quarter of 2012.

Long-lived assets.  We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We tested long-lived assets for impairment as of June 30, 2012 and determined that 10 of our asset groups were impaired.  This resulted in a pre-tax non-cash charge of $8.3 million which included leasehold improvements of $8.1 million and definite lived intangible assets of $0.2 million.

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial information as compared to target financial achievements and key performance objectives.  Although our recorded liability for bonuses is based on our best estimate of the obligation, actual results could differ and require adjustment of the recorded balance.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.6%	42.6%	49.5%	41.5%
Selling, general and administrative	54.8%	50.1%	54.7%	48.3%
Impairment of goodwill and long-lived assets	23.6%	0.0%	11.5%	0.0%
Total costs and expenses	128.0%	92.7%	115.7%	89.8%
Operating (loss) income	-28.0%	7.3%	-15.7%	10.2%
Interest expense, net	-1.0%	-0.9%	-1.2%	-0.8%
(Loss) income before income taxes	-29.0%	6.4%	-16.9%	9.4%
(Benefit) provision for income taxes	-8.4%	2.6%	-5.3%	3.8%
Net (loss) income	-20.6%	3.8%	-11.6%	5.6%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue.   Revenue decreased by $27.9 million, or 21.7%, to $100.4 million for the quarter ended June 30, 2012 from $128.2 million for the quarter ended June 30, 2011.   The decrease was primarily attributable to a 25.0% decrease in average student population, which decreased to 18,528 for the quarter ended June 30, 2012 from 24,711 for the quarter ended June 30, 2011, partially offset by a 4.4% increase in average revenue per student.

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

Average revenue per student increased 4.4% for the quarter ended June 30, 2012 from the quarter ended June 30, 2011, primarily from tuition increases that averaged 3% during the quarter and from changes to some of our program offerings, which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $4.8 million, or 8.9%, to $49.8 million for the quarter ended June 30, 2012 from $54.6 million for the quarter ended June 30, 2011.  This decrease in educational services and facilities expense was due to a $4.8 million, or 15.5%, decrease in instructional expenses, a $0.3 million, or 7.7%, increase in books and tools expense, and a $0.3 million, or 1.7%, decrease in facilities expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population.  The increase in books and tools expense was attributable to an increase in student starts of approximately 750 or 18.4% for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. Facilities expense primarily decreased due to lower rent expense partially offset by increased depreciation expense as a result of the relocation of our Denver campus, as well reduction in property taxes as a result of reassessed property values.

The education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

Index

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 49.6% for the quarter ended June 30, 2012 from 42.6% for the quarter ended June 30, 2011.

Selling, general and administrative expense.    Our selling, general and administrative expense for the quarter ended June 30, 2012 was $55.0 million, a decrease of $9.2 million, or 14.4%, from $64.2 million for the quarter ended June 30, 2011.  The decrease in our selling, general and administrative expense was primarily due to a $5.1 million, or 14.7%, decrease in administrative expenses, a $3.0 million, or 13.0%, decrease in sales and marketing expenses and a $1.2 million, or 17.4%, decrease in student services expenses.

The decrease in administrative expenses was partly due to a $1.5 million reduction in bad debt expense, a $1.4 million decrease in costs associated with the financial accounting system implemented during 2011 as well as reduced maintenance expenses for our student management system, $0.3 million lower furniture and fixture expense as a result of the relocation of our Denver campus and a $0.6 million reduction in legal expenses.

The bad debt expense as a percentage of revenue was 5.8% for the quarter ended June 30, 2012, essentially flat as compared to 5.8% for the quarter ended June 30, 2011.

The decrease in sales and marketing expenses during the quarter ended June 30, 2012 was primarily due to a $0.9 million reduction in marketing expenses and a decrease in the number of admissions representatives in order to align our cost structure to our population.  This resulted in savings of approximately $1.7 million.

Student services expenses decreased due to a reduction in the number of financial aid employees as we aligned our cost structure to our student population. As a percentage of revenues, selling, general and administrative expense for the quarter ended June 30, 2012 increased to 54.8% from 50.1% for the quarter ended June 30, 2011.

As of June 30, 2012, we had outstanding loan commitments to our students of $29.1 million, as compared to $28.8 million at March 31, 2012.  Loan commitments, net of interest that would be due on the loans through maturity, were $22.0 million at June 30, 2012 as compared to $21.4 million at March 31, 2012.

Impairment of goodwill and long-lived assets.    At June 30, 2012, we tested our goodwill and long-lived assets for impairment and determined that a non-tax pre-tax impairment charge of approximately $23.7 million existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets.

Net interest expense.    The net interest expense for the quarter ended June 30, 2012 was $1.0 million compared to $1.1 million for the quarter ended June 30, 2011.

Income taxes.    The benefit for income taxes for the quarter ended June 30, 2012 was $8.4 million, or 28.9% of pretax loss, compared to a provision for income taxes of $3.3 million, or 40.3%, of pretax income for the quarter ended June 30, 2011. The effective tax rate decrease was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue.   Revenue decreased by $68.3 million, or 25.0%, to $205.2 million for the six months ended June 30, 2012 from $273.6 million for the six months ended June 30, 2011.   The decrease was primarily attributable to a 28.3% decrease in average student population, which decreased to 19,050 for the six months ended June 30, 2012 from 26,580 for the six months ended June 30, 2011, partially offset by a 4.7% increase in average revenue per student.

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

Average revenue per student increased 4.7% for the six months ended June 30, 2012 from the six months ended June 30, 2011, primarily from tuition increases that averaged 3% during the six months and from changes to some of our program offerings, which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Index

Educational services and facilities expense.   Our educational services and facilities expense decreased by $12.1 million, or 10.6%, to $101.6 million for the six months ended June 30, 2012 from $113.6 million for the six months ended June 30, 2011.  This decrease in educational services and facilities expense was due to a $10.3 million, or 16.1%, decrease in instructional expenses, a $0.9 million, or 8.1%, decrease in books and tools expense, and a $0.9 million, or 2.3%, decrease in facilities expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a decline in average student population of approximately 7,500 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We began 2012 with approximately 10,000, or 34.3%, fewer students than we had on January 1, 2011.   Facilities expense primarily decreased due to lower rent expense partially offset by increased depreciation expense as a result of the relocation of our Denver campus, as well as a reduction in utilities due to rate reductions in certain states.

The education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding drop in population.

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 49.5% for the six months ended June 30, 2012 from 41.5% for the six months ended June 30, 2011.

Selling, general and administrative expense.    Our selling, general and administrative expense for the six months ended June 30, 2012 was $112.2 million, a decrease of $19.9 million, or 15.1%, from $132.1 million for the six months ended June 30, 2011.  The decrease in our selling, general and administrative expense was primarily due to a $9.2 million, or 13.2%, decrease in administrative expenses, a $8.5 million, or 17.3%, decrease in sales and marketing expenses and a $2.2 million, or 16.4%, decrease in student services expenses.

The decrease in administrative expenses was primarily due to a $4.6 million reduction in bad debt expense, a $1.7 million decrease in costs associated with the financial accounting system implemented during 2011 as well as reduced maintenance expenses for our student management system, $0.4 million lower furniture and fixture expense as a result of the relocation of our Denver campus, $0.5 million decrease in travel expenses and a $0.4 million reduction in legal expenses.

The bad debt expense as a percentage of revenue was 4.7% for the six months ended June 30, 2012, compared to 5.2% for the six months ended June 30, 2011. The reduction in bad debt as a percentage of revenue was due to a decrease in outstanding balances of our students, primarily due to lower revenue for the period.

The decrease in sales and marketing expenses during the six months ended June 30, 2012 was primarily due to a $3.9 million reduction in marketing expenses and a decrease in the number of admissions representatives in order to align our cost structure to our population.  This resulted in savings of approximately $3.5 million.

Student services expenses decreased due to a reduction in the number of financial aid employees as we aligned our cost structure to our student population. As a percentage of revenues, selling, general and administrative expense for the six months ended June 30, 2012 increased to 54.7% from 48.3% for the six months ended June 30, 2011.

As of June 30, 2012, we had outstanding loan commitments to our students of $29.1 million as compared to $26.4 million at December 31, 2011.  Loan commitments, net of interest that would be due on the loans through maturity, were $22.0 million at June 30, 2012 as compared to $20.2 million at December 31, 2011.  The increase in loan commitment during the year is attributable to changes we made to certain programs resulting in higher financing gaps for our students to better enable us to comply with the 90/10 Rule.

Impairment of goodwill and long-lived assets.    At June 30, 2012, we tested our goodwill and long-lived assets for impairment and determined that a non-tax pre-tax impairment charge of approximately $23.7 million existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets.

Net interest expense.    The net interest expense for the six months ended June 30, 2012 was $2.4 million compared to $2.2 million for the six months ended June 30, 2011.

Index

Income taxes.    The benefit for income taxes for the six months ended June 30, 2012 was $10.8 million, or 31.2% of pretax loss, compared to a provision for income taxes of $10.4 million, or 40.4%, of pretax income for the six months ended June 30, 2011. The effective tax rate decrease was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.

The following chart summarizes the principal elements of our cash flows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$3,966	$19,149
Net cash used in investing activities	(6,179)	(23,336)
Net cash used in financing activities	(4,317)	(31,517)

At June 30, 2012, we had cash and cash equivalents of $20.0 million, representing a decrease of approximately $6.5 million as compared to $26.5 million as of December 31, 2011.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our Credit Facility (as defined below).  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At June 30, 2012, we had net borrowings available under our Credit Facility of approximately $83.4 million, including a $23.4 million sub-limit on letters of credit.  As of June 30, 2012, we had no amounts outstanding under our Credit Facility.  As of June 30, 2012, we had outstanding letters of credit aggregating $1.6 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.  On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “Credit Agreement”) with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million (the “Credit Facility”).  The old Credit Facility was terminated concurrently with the effective date of the Credit Agreement.  Refer to Note 5 for further discussion of the Credit Agreement.

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

Index

Operating Activities

Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2012 as compared to $19.1 million for six months ended June 30, 2011.  The $15.2 million decrease in net cash provided by operating activities primarily resulted from a reduction in net income and increases in prepaid income taxes, offset by decreases in unearned tuition and other working capital items.

Investing Activities

Net cash used in investing activities decreased by $17.2 million to $6.2 million for the six months ended June 30, 2012 from $23.3 million for the six months ended June 30, 2011. The decrease was primarily attributable to a $19.3 million reduction in cash used for capital expenditures and the acquisition of Florida Medical Training Institute, Inc. of $1.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Our 2012 capital expenditures mainly resulted from leasehold improvements and facility expansions as well as investments in campuses, classroom furniture and shop technology.  The decrease in capital expenditures for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was mainly the result of the relocation of our Denver campus in 2011.

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

Capital expenditures are expected to range from 4% to 5% of revenues in 2012 as compared to 7.4% in 2011.  We expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Net cash used in financing activities decreased by $27.2 million to $4.3 million for the six months ended June 30, 2012 from $31.5 million for the six months ended June 30, 2011. This decrease was primarily attributable to our payments on borrowings of $20.0 million during 2011 and a reduction in dividends paid of $8.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

On April 5, 2012, we, as borrower, and certain of our wholly-owned subsidiaries, as guarantors, entered into the Credit Agreement with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million.

Under the Credit Agreement, we have the right to increase the aggregate amount available under the Credit Facility by up to $50 million upon satisfaction of certain conditions.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $5 million swing line sublimit and a $25 million letter of credit sublimit.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of our and our subsidiaries’ tangible and intangible assets exclusive of real estate.  The term of the Credit Facility is 36 months, maturing on April 5, 2015.

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At June 30, 2012, we had outstanding letters of credit aggregating $1.6 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

Index

The following table sets forth our long-term debt (in thousands):

	June 30,	December 31,
	2012	2011
Credit agreement	$-	$-
Finance obligation	9,672	9,672
Auto loan	8	-
Capital lease-property (a rate of 8.0%)	26,534	26,715
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	33	121
Subtotal	36,247	36,508
Less current maturities	(419)	(481)
Total long-term debt	$35,828	$36,027

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our Credit Facility will provide us with adequate resources for our ongoing operations through 2012 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of June 30, 2012, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$53,814	$2,529	$4,989	$5,142	$41,154
Uncertain income taxes	100	100	-	-	-
Operating leases	157,613	23,495	43,062	33,622	57,434
Rent on finance obligation	6,822	1,516	3,032	2,274	-
Total contractual cash obligations	$218,349	$27,640	$51,083	$41,038	$98,588

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012, except for our letters of credit of $1.6 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL, increased. This increase, coupled with increases in grants from the Pell program and other Title IV loan limits, resulted in some of our schools experiencing an increase in the proportion of the revenues they receive from Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The temporary relief under the HEA for calculating 90/10 Rule compliance expired for loans received on or after July 1, 2011 and expired for institutional loans made on or after July 1, 2012.

The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we saw a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs to create a financing gap.  We decided to restructure program offerings. This resulted in an increase in the financing gap between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  Loan commitments to our students increased during the first half of 2012 by approximately $2.7 million.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

Index

In September 2011, the DOE published final two-year cohort default rates for each of our institutions for the 2009 federal fiscal year.   The rates range from 10.5% to 35.4%. We appealed all of our 2009 rates and have subsequently received revised cohort default rates for 17 institutions.  These revised rates range from 8.1% to 33.7%.  Subsequent to receiving the revised rates, two of our institutions (Philadelphia, PA and Grand Prairie, TX) had a cohort default rate (as defined by the DOE) of 25% or greater for the 2009 federal fiscal year.  The cohort default rate for Grand Prairie at 33.7% would be the institution’s second consecutive fiscal year cohort default rate of 25% or greater.  Philadelphia, PA did not have a cohort default rate of 25% or greater for the 2008 fiscal year.

On February 27, 2012, the DOE issued draft two-year cohort default rates for the 2010 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2012.  The draft 2010 rates ranged from 12.2% to 33.7%.  Our Philadelphia, PA institution was the only institution with a cohort default rate over 25%.  We plan to appeal all of our 2010 draft rates.  The weighted average cohort default rate for 2010 was 19.2% as compared to the revised 2009 rate of 19.5%

On March 5, 2012, the DOE released trial three-year cohort default rates for federal fiscal year 2009.  The rates for the 2009 federal fiscal year under the new methodology ranged from 17.7% to 49.8%.  For the 2009 federal fiscal year, 10 of our institutions had draft three-year cohort default rates of at least 30%.  One of these institutions had a rate above 40%.

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

Gainful Employment

On June 13, 2011, the DOE published final regulations in the Federal Register regarding gainful employment that were scheduled to take effect on July 1, 2012 and apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. Such educational programs include all of the Title IV-eligible educational programs at each of our institutions.  The gainful employment regulations would, among other things, measure each educational program against threshold benchmarks in each of three debt measure categories:  (1) an annual loan repayment rate, (2) an annual debt-to-annual earnings ratio, and (3) an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions.  If an educational program fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other things, disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repaying their loans, disclose the options available to the student if the program loses eligibility for Title IV funds, and disclose resources available to research other educational options and compare program costs.  If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years.  We have analyzed the available data to assess the potential impact of the new gainful employment regulations on each of our institutions and educational programs.  Although we have not identified to date any material number of educational programs that we believe are likely to lose eligibility under the new regulations’ threshold benchmarks, if the data were to change unfavorably, the new regulations could nonetheless have a material adverse effect on our business and operations by requiring us to eliminate certain educational programs, and the new disclosure requirements and related components of the new regulations could have a material adverse effect on the rate at which students enroll in our programs.

Index

On June 30, 2012, the United States District Court for the District of Columbia issued a decision that vacated most of the gainful employment regulations and remanded those regulations to the DOE for further action.  On July 6, 2012, the DOE issued an electronic announcement acknowledging that the Court had vacated the repayment rate metric as well as the debt-to-income gainful employment metrics that would have gone into effect on July 1, 2012.  The DOE also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs.  The Court’s decision is subject to appeal by the DOE and could be modified or reversed on appeal.  Moreover, the DOE could take further action to address the Court’s concerns regarding the regulations and obtain approval to enforce the regulations, or the DOE could issue new regulations regarding gainful employment.  We cannot predict what steps the DOE will take in response to the Court’s decision, how long those steps will take, or whether those steps will result in the DOE being able to enforce the gainful employment regulations or issuing new regulations.

ATB Students

“Ability to benefit” or ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a DOE approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of June 30, 2012, approximately 8.2% of our students were classified as ATB students.  On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the “Appropriations Act”). This new law eliminates the ability of ATB students who first enroll after July 1, 2012 to participate in federal student financial aid programs.  As a result of this new law we expect to have a reduction in ATB students in the second half of 2012.  This reduction in ATB students may negatively impact our total enrollment and our revenue.

Subsequent Event

On July 31, 2012, our Board of Directors approved a plan to cease operations at seven of our campuses.  The adjustments made to our business model to better align with the DOE’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, which eliminated the ability to enroll “ability to benefit” students, have made these campuses no longer viable.  Accordingly, we have decided to cease operations at these campuses and have stopped enrolling new students.  For 2012, these campuses were expected to contribute approximately $14.5 million in revenue.  These campuses were expected to contribute approximately 570 students to second half of 2012 student starts.  We anticipate that we will incur additional expenses during the second half of the year of approximately $11.4 million to shut down these facilities.  We hope to offset some of these cash charges by subleasing some of the properties impacted and transferring some students to other accredited institutions.  Once all operations have ceased at these campuses the results of operations will be reflected as discontinued operations in our financial statements.  We anticipate that the impact of this decision will be accretive to earnings in 2013 by approximately $0.21 per share.

The results of operations at these seven campuses for the six months ended June 30, 2012 and each of the three year periods ended December 31, 2011 were comprised of the following (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011	2010	2009
Revenue	$7,047	$20,803	$34,733	$25,790
Operating expenses	(19,944)	(26,063)	(27,075)	(17,497)
	$(12,897)	$(5,260)	$7,658	$8,293

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.4 million, $2.1 million and $1.4 million for the six months ended June 30, 2012, December 31, 2011 and 2010, respectively.

Outlook

In addition to the 90/10 Rule, cohort default rates, gainful employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to significant deterioration in student enrollments. In the second quarter of 2012, we were able to reduce this deterioration and achieve an 18.4% increase in student starts.  We believe this increase is due to several factors, including (a) the addition of three new campuses; (b) the introduction of new programs at several of our schools; (c) our admissions representatives becoming more comfortable with the new regulations; and (d) lower prior year enrollments.  We believe that the decline in student starts as compared to prior-year periods will continue to improve in the second half of 2012 but at a slower pace, and while we cannot accurately predict to what degree with any certainty, we believe that the loss of the ATB student enrollments coupled with what we expect to be a prolonged economic downturn will slow our rate of growth.

Index

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

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. As of June 30, 2012, we had no outstanding borrowings under our Credit Facility.

Our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures were not effective solely as a result of a material weakness in internal control over financial reporting that was identified during management’s review of the financial results for the second quarter of fiscal year 2012.  The material weakness was related to the misinterpretation of accounting standards applicable to triggering events for when and whether long-lived assets should be impaired pursuant to ASC 360-10-35.

Disclosure controls and procedures are defined by Rule 13a-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms, and include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Remediation of Material Weakness.  As noted above, we identified a material weakness in our controls over the accounting for the impairment of long-lived assets.  This material weakness was identified in connection with our preparation of financial statements for the quarter ended June 30, 2012.  The material weakness was related to the misinterpretation of accounting standards applicable to triggering events for when and whether long-lived assets should be impaired pursuant to ASC 360-10-35.  Management concluded during its consideration of potential impairment of long-lived assets that internal control over financial reporting was not adequate to appropriately interpret triggering events, as that term is defined in accounting literature, in order to determine whether or when an impairment of long-lived assets should be recorded.  Management recorded an impairment of long-lived assets of $5.1 million, net of tax.

Management has determined that this material weakness in our internal control over financial reporting will be remediated by applying a correct interpretation of ASC 360-10-35 within our financial reporting closing questionnaire.

(c) Changes in Internal Control Over Financial Reporting.  There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to June 30, 2012, we changed our financial reporting closing questionnaire by including a correct interpretation of ASC 360-10-35 in order to remediate the material weakness described above.

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

Index

Item 5.	OTHER INFORMATION

On July 31, 2012, the Company’s Board of Directors approved a plan to cease operations at seven of our campuses.  The adjustments to the Company’s business model to better align with the DOE’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, which eliminated the ability to enroll “ability to benefit” students, have made these campuses no longer viable.  Accordingly, the Company has decided to cease operations at these campuses and has stopped enrolling new students.  Once all operations have ceased at these campuses the results of operations will be reflected as discontinued operations in our financial statements.

The results of operations at these seven campuses for the six months ended June 30, 2012 and each of the three year periods ended December 31, 2011 were as follows (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011	2010	2009
Revenue	$7,047	$20,803	$34,733	$25,790
Operating expenses	(19,944)	(26,063)	(27,075)	(17,497)
	$(12,897)	$(5,260)	$7,658	$8,293

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.4 million, $2.1 million and $1.4 million for the six months ended June 30, 2012, and the years ended December 31, 2011 and 2010, respectively.

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

Index

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

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 6, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Index

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 6, 2012	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)