Form 10-Q
period 2012-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2012-11-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 5, 2012, there were 22,780,987 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,429	$26,524
Accounts receivable, less allowance of $18,156 and $20,194 at September 30, 2012 and December 31, 2011, respectively	19,574	19,696
Inventories	3,099	3,051
Prepaid income taxes and income taxes receivable	19,966	11,743
Deferred income taxes, net	8,101	8,725
Prepaid expenses and other current assets	2,322	2,919
Total current assets	73,491	72,658

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $137,172 and $122,274 at September 30, 2012 and December 31, 2011, respectively	158,492	180,014

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,622 and $1,664 at September 30, 2012 and December 31, 2011, respectively	5,431	5,572
Deferred finance charges	842	329
Deferred income taxes, net	7,153	1,877
Goodwill	83,856	97,371
Other assets, net	4,663	4,430
Total other assets	101,945	109,579
TOTAL	$333,928	$362,251

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30,	December 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$409	$481
Unearned tuition	41,120	43,242
Accounts payable	14,027	15,468
Accrued expenses	14,750	11,296
Other short-term liabilities	244	631
Total current liabilities	70,550	71,118

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	35,725	36,027
Pension plan liabilities	6,755	6,594
Accrued rent	8,707	8,365
Other long-term liabilities	1,080	1,122
Total liabilities	122,817	123,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, no par value - authorized 100,000,000 shares at September 30, 2012 and December 31, 2011, issued and outstanding 28,714,071 shares at September 30, 2012 and 28,548,274 shares at December 31, 2011	141,377	141,377
Additional paid-in capital	21,650	19,535
Treasury stock at cost - 5,910,541 shares at September 30, 2012 and December 31, 2011, respectively	(82,860)	(82,860)
Retained earnings	137,660	167,689
Accumulated other comprehensive loss	(6,716)	(6,716)
Total stockholders' equity	211,111	239,025
TOTAL	$333,928	$362,251

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUE	$104,144	$123,482	$309,380	$397,064
COSTS AND EXPENSES:
Educational services and facilities	51,569	57,419	153,148	171,054
Selling, general and administrative	53,282	60,732	165,486	192,858
Loss (gain) on sale of assets	8	(3)	(32)	5
Impairment of goodwill and long-lived assets	-	10,377	23,683	10,377
School closing costs	1,746	-	1,746	-
Total costs & expenses	106,605	128,525	344,031	374,294
OPERATING (LOSS) INCOME	(2,461)	(5,043)	(34,651)	22,770
OTHER:
Interest income	-	2	2	8
Interest expense	(1,051)	(1,091)	(3,412)	(3,277)
Other income	3	4	14	17
(LOSS) INCOME BEFORE INCOME TAXES	(3,509)	(6,128)	(38,047)	19,518
(BENEFIT) PROVISION FOR INCOME TAXES	(2,025)	(2,202)	(12,800)	8,158
NET (LOSS) INCOME	$(1,484)	$(3,926)	$(25,247)	$11,360
Basic
Net (loss) income per share	$(0.07)	$(0.18)	$(1.14)	$0.52
Diluted
Net (loss) income per share	$(0.07)	$(0.18)	$(1.14)	$0.51
Weighted average number of common shares outstanding:
Basic	22,195	22,045	22,172	21,996
Diluted	22,195	22,045	22,172	22,153

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(1,484)	$(3,926)	$(25,247)	$11,360
Other comprehensive (loss) income
Employee pension plan adjustments, net of taxes	-	-	-	-
Comprehensive (loss) income	$(1,484)	$(3,926)	$(25,247)	$11,360

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2012	28,548,274	$141,377	$19,535	$(82,860)	$167,689	$(6,716)	$239,025
Net loss	-	-	-	-	(25,247)	-	(25,247)
Stock-based compensation expense
Restricted stock	190,285	-	2,342	-	-	-	2,342
Stock options	-	-	267	-	-	-	267
Tax deficiency of stock-based awards and cancels	-	-	(282)	-	-	-	(282)
Net share settlement for equity-based compensation	(24,488)	-	(212)	-	-	-	(212)
Cash dividend of $0.21 per common share	-	-	-	-	(4,782)	-	(4,782)
BALANCE - September 30, 2012	28,714,071	$141,377	$21,650	$(82,860)	$137,660	$(6,716)	$211,111

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,247)	$11,360
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,449	21,269
Amortization of deferred finance charges	147	272
Deferred income taxes	(4,672)	(1,121)
(Gain) loss on disposition of assets	(32)	5
Impairment of goodwill and long-lived assets	23,683	10,377
Provision for doubtful accounts	16,091	23,723
Stock-based compensation expense	2,609	2,742
Tax benefit associated with exercise of share based payments	-	(98)
Deferred rent	488	493
(Increase) decrease in assets, net of acquisition of business:
Accounts receivable	(15,763)	(9,293)
Inventories	(1)	172
Prepaid income taxes and income taxes receivable	(8,485)	(13,718)
Prepaid expenses and current assets	775	(534)
Other assets	(129)	484
Increase (decrease) in liabilities, net of acquisition of business:
Accounts payable	(1,842)	(2,126)
Accrued expenses	3,293	(12,188)
Pension plan liabilities	(544)	(204)
Unearned tuition	(2,994)	(4,597)
Other liabilities	275	155
Total adjustments	33,348	15,813
Net cash provided by operating activities	8,101	27,173
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	693
Capital expenditures	(6,779)	(30,850)
Proceeds from sale of property and equipment	82	36
Acquisition of business, net of cash acquired	(1,472)	-
Net cash used in investing activities	(8,169)	(30,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	-	(20,000)
Proceeds from exercise of stock options	-	581
Tax benefit associated with exercise of share based payments	-	98
Net share settlement for equity-based compensation	(212)	(378)
Dividends paid	(4,782)	(16,907)
Payment of deferred finance fees	(659)	-
Principal payments under capital lease obligations	(374)	(308)
Net cash used in financing activities	(6,027)	(36,914)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,095)	(39,862)
CASH AND CASH EQUIVALENTS—Beginning of period	26,524	65,995
CASH AND CASH EQUIVALENTS—End of period	$20,429	$26,133

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended
	September 30,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,070	$3,103
Income taxes	$226	$23,096
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Fair value of assets acquired	$2,876	$-
Net cash paid for the acquisition	(1,472)	-
Liabilities assumed	$1,404	$-
Liabilities accrued for the purchase of fixed assets	$599	$1,925

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2011 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments including impairments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Stock-Based Compensation –The accompanying condensed consolidated statements of operations include stock-based compensation expense of approximately $0.6 million for each of the three months ended September 30, 2012 and 2011, and $2.6 million and $2.7 million for each of the nine months ended September 30, 2012 and 2011.  The Company uses the Black-Scholes valuation model for stock options and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The Company early adopted this amendment and has presented statements of comprehensive (loss) income.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for the Company for annual and interim goodwill impairment tests performed beginning after January 1, 2012 for the Company. The Company does not believe this guidance will have any impact on its consolidated financial position or results of operations.

Index

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted (loss) income per share for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic shares outstanding	22,194,731	22,045,104	22,171,757	21,995,977
Dilutive effect of stock options	-	-	-	157,301
Diluted shares outstanding	22,194,731	22,045,104	22,171,757	22,153,278

For the three months ended September 30, 2012 and 2011, options to acquire 27,995 and 414,583 shares, respectively, were excluded from the above table because the Company reported a net loss for the quarter and therefore their impact on reported earnings per share would have been antidilutive.  For the nine months ended September 30, 2012, options to acquire 304,333 shares were excluded from the above table because the Company reported a net loss and therefore their impact on reported earnings per share would have been antidilutive.  For the nine months ended September 30, 2011, options to acquire 293,333 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported earnings per share would have been antidilutive.

On April 29, 2011, the Company issued certain employees performance shares that vest when certain performance conditions are met.  These performance conditions were not met as of December 31, 2011 with respect to the Company’s performance shares.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 134,131 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011.  Refer to Note 6 for more information on performance shares.

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

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that the decrease in the Company’s market capitalization as of June 30, 2012 was an indicator of potential impairment and, accordingly, the Company tested goodwill for impairment.  The tests indicated that five of the Company’s reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax non-cash charge of $15.4 million in the second quarter of 2012.  The fair values of these reporting units were estimated using the expected present value of future cash flows.  There was no impairment during the third quarter ended September 30, 2012.

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The Company concluded that as of June 30, 2012 there was an indicator of potential impairment and, accordingly, the Company tested long-lived assets for impairment and determined that 10 campuses were impaired.  This resulted in a pre-tax non-cash charge of $8.3 million which included leasehold improvements of $8.1 million and definite-lived intangible assets of $0.2 million.

Index

The carrying amount of goodwill at September 30, 2012 is as follows:

Balance as of January 1, 2012
Goodwill	$115,303
Accumulated impairment losses	(17,932)
97,371
Goodwill acquired pursuant to business acquisition-FMTI	1,837
Goodwill impairment	(15,352)

Balance as of September 30, 2012
Goodwill	117,140
Accumulated impairment losses	(33,284)
$83,856

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2011	$-	$180	$509	$1,268	$1,150	$1,980	$5,087
Acquisition of FMTI	25	-	25	-	224	200	474
Impairment	-	-	(168)	-	(250)	-	(418)
Gross carrying amount at September 30, 2012	25	180	366	1,268	1,124	2,180	5,143

Accumulated amortization at December 31, 2011	-	-	262	-	620	1,952	2,834
Amortization	23	-	61	-	100	46	230
Impairment	-	-	(127)	-	(85)	-	(212)
Accumulated amortization at September 30, 2012	23	-	196	-	635	1,998	2,852

Net carrying amount at September 30, 2012	$2	$180	$170	$1,268	$489	$182	$2,291

Weighted average amortization period (years)	1	Indefinite	7	Indefinite	9	3

Amortization of intangible assets was approximately $0.1 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $0.2 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Index

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2012	$60
2013	225
2014	224
2015	156
2016	112
Thereafter	66

$843

5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	September 30,	December 31,
	2012	2011
Credit agreement (a)	$-	$-
Credit agreement (b)	-	-
Finance obligation (c)	9,672	9,672
Auto loan	7	-
Capital lease-property (rate of 8.0%) (d)	26,440	26,715
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	15	121
	36,134	36,508
Less current maturities	(409)	(481)
	$35,725	$36,027

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At September 30, 2012, the Company had outstanding letters of credit aggregating $1.6 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

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

Index

As of September 30, 2012, the Company had no amounts outstanding under the Credit Agreement.

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

Scheduled maturities of long-term debt and lease obligations at September 30, 2012 are as follows:

Year ending December 31,
2012	$409
2013	433
2014	462
2015	515
2016	733
Thereafter	33,582
$36,134

6.	STOCKHOLDERS’ EQUITY

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

Index

For the nine months ended September 30, 2012 and 2011, the Company completed a net share settlement for 24,488 and 24,527 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2012 and/or 2011, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or stock options to the Company.  These transactions resulted in a decrease of approximately $0.2 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2011	501,551	$16.10
Restricted stock awarded	190,285	7.68
Restricted stock vested	(102,176)	14.64

Nonvested restricted stock outstanding at September 30, 2012	589,660	13.64

The restricted stock expense for the each of the three months ended September 30, 2012 and 2011 was $0.5 million. The restricted stock expense for each of the nine months ended September 30, 2012 and 2011 was $2.3 million and $2.5 million, respectively. The unrecognized restricted stock expense as of September 30, 2012 and December 31, 2011 was $5.8 million and $6.8 million, respectively.  As of September 30, 2012, outstanding restricted shares under the LTIP had aggregate intrinsic value of $2.5 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted during the nine months ended September 30, 2012 was $2.52 using the following weighted average assumptions for grants:

As of September 30, 2012
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

Index

The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2011	533,375	$16.60	4.68 years	$-
Granted	157,000	7.79		-
Canceled	(22,500)	10.09
Exercised	-	-		-

Outstanding September 30, 2012	667,875	14.75	5.11 years	-

Vested or expected to vest	632,676	15.02	4.89 years	-

Exercisable as of September 30, 2012	491,881	16.49	3.69 years	-

As of September 30, 2012, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.4 million.  This amount will be expensed over the weighted-average period of approximately 2.22 years.

The following table presents a summary of stock options outstanding:

	At September 30, 2012
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$4.00-$13.99	268,292	7.32	$9.68	121,292	$11.97
$14.00-$19.99	277,083	3.44	16.42	262,421	16.22
$20.00-$25.00	122,500	4.06	22.07	108,168	22.23

	667,875	5.11	14.75	491,881	16.49

7.	INCOME TAXES

The benefit for income taxes for the three months ended September 30, 2012 was $2.0 million, or 57.7% of pretax loss, compared to a benefit for income taxes of $2.2 million, or 35.9% of pretax income for the three months ended September 30, 2011.  The increase in the effective tax rate for the three months ended September 30, 2012 compared to September 30, 2011 was due to updated projected taxable results for the year offset by the effect of nondeductible permanent items.  The benefit for income taxes for the nine months ended September 30, 2012 was $12.8 million, or 33.6% of pretax loss, compared to a provision for income taxes of $8.2 million, or 41.8% of pretax income for the nine months ended September 30, 2011. The effective tax rate decrease was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges offset by updated projected taxable results for the year.

8.	CONTINGENCIES

In the ordinary conduct of its business, the Company is subject to lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceedings to which it is a party will have a material adverse effect on the Company’s business, financial condition, and results of operations or cash flows.

9.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.5 million for the nine months ended September 30, 2012 and $0.2 million for the nine months ended September 30, 2011.  The net periodic benefit cost was $0.2 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2012 and 2011.

Index

10.	DIVIDENDS

On July 31, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on September 28, 2012 to shareholders of record on September 14, 2012.  The dividend was recorded as a reduction to retained earnings as of September 30, 2012.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

11.	CAMPUS CLOSINGS

On July 31, 2012, the Company’s Board of Directors approved a plan to cease operations at seven of our campuses.  The adjustments made to the Company’s business model to better align with the DOE’s increased emphasis on student outcomes and the Company’s efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, which eliminated the ability to enroll “ability to benefit” (“ATB”) students, have made these campuses no longer viable.  Accordingly, the Company has decided to cease operations at these campuses and has stopped enrolling new students.  Once all operations have ceased at these campuses, the results of operations will be reflected as discontinued operations in the financial statements.

The results of operations at these seven campuses for the nine months ended September 30, 2012 and each of the three year periods ended December 31, 2011 were as follows (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011	2010	2009
Revenue	$9,134	$20,803	$34,733	$25,790
Operating expenses	(26,304)	(26,063)	(27,075)	(17,497)
	$(17,170)	$(5,260)	$7,658	$8,293

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.4 million, $2.1 million and $1.4 million for the nine months ended September 30, 2012, and the years ended December 31, 2011 and 2010, respectively.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: health sciences, automotive technology, skilled trades, business and information technology and hospitality services. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential opportunities for introducing new programs. As of September 30, 2012, we enrolled 19,028 students in diploma and above at our 46 campuses and enrolled an additional 536 students in short certificate programs at some of these campuses as well as our 5 training sites across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

Index

Our bad debt expense as a percentage of revenues for the three months ended September 30, 2012 and 2011 was 6.3% and 7.8%, respectively, and for the nine months ended September 30, 2012 and 2011 was 5.2% and 6.0%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended September 30, 2012 and 2011 would have resulted in an increase in bad debt expense of $1.0 million and $1.2 million, respectively, and for the nine months ended September 30, 2012 and 2011 would have resulted in an increase in bad debt expense of $3.1 million and $4.0 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of September 30, 2012, goodwill represented approximately $83.9 million, or 25.1%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings approach and comparing the carrying value of our reporting units to their implied fair value.  If necessary, the second step is conducted utilizing a discounted cash flow approach and comparing the carrying value of our reporting units to their estimated fair value.

At December 31, 2011, we tested our goodwill for impairment and determined we did not have an impairment. We concluded that the decrease in our market capitalization as of June 30, 2012 was an indicator of potential impairment and accordingly we tested goodwill for impairment.  Our tests indicated that five of our reporting units were impaired which resulted in a non-cash charge of $15.4 million in the second quarter of 2012.  There was no impairment during the third quarter ended September 30, 2012.

Long-lived assets.  We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We tested long-lived assets for impairment as of June 30, 2012 and determined that 10 campuses were impaired.  This resulted in a pre-tax non-cash charge of $8.3 million which included leasehold improvements of $8.1 million and definite lived intangible assets of $0.2 million.  There was no impairment during the third quarter ended September 30, 2012.

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

Results of Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.5%	46.5%	49.5%	43.1%
Selling, general and administrative	51.1%	49.2%	53.4%	48.5%
Impairment of goodwill and long-lived assets	0.0%	8.4%	7.7%	2.6%
School closing costs	1.7%	0.0%	0.6%	0.0%
Total costs and expenses	102.3%	104.1%	111.2%	94.2%
Operating (loss) income	-2.3%	-4.1%	-11.2%	5.8%
Interest expense, net	-1.0%	-0.9%	-1.1%	-0.8%
(Loss) income before income taxes	-3.3%	-5.0%	-12.3%	5.0%
(Benefit) provision for income taxes	-1.9%	-1.8%	-4.1%	2.1%
Net (loss) income	-1.4%	-3.2%	-8.2%	2.9%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue.   Revenue decreased by $19.3 million, or 15.7%, to $104.1 million for the quarter ended September 30, 2012 from $123.5 million for the quarter ended September 30, 2011.   The decrease was primarily attributable to a 19.7% decrease in average student population, which decreased to 18,233 for the quarter ended September 30, 2012 from 22,712 for the quarter ended September 30, 2011, partially offset by a 5.1% increase in average revenue per student.

The decrease in average student population was primarily due to adjustments in our business model to be better aligned with the Department of Education, or DOE’s, increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, eliminated the ability to enroll ATB students.  As part of these measures, we implemented a more selective student enrollment policy to ensure that we enroll students who demonstrate a strong ability to achieve successful student outcomes, including higher graduation and repayment rates and lower student debt levels.  We also restructured certain programs and altered program offerings at some of our campuses, which resulted in lower financial aid funding availability and higher student cash contributions.  We believe these changes coupled with the current economic conditions, are resulting in an increase in the number of potential students hesitant to take on debt and thus not enrolling in our schools.  This has resulted in a significant decline in student starts and average student population.

Average revenue per student increased 5.1% for the quarter ended September 30, 2012 from the quarter ended September 30, 2011, primarily from tuition increases that averaged 3% during the quarter and from changes to some of our program offerings, which shortened the delivery time of these programs thus slightly accelerating revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $5.9 million, or 10.2%, to $51.6 million for the quarter ended September 30, 2012 from $57.4 million for the quarter ended September 30, 2011.  This decrease in educational services and facilities expense was due to a $3.0 million, or 10.3%, decrease in instructional expenses, a $1.1 million, or 13.9%, decrease in books and tools expense, and a $1.8 million, or 8.6%, decrease in facilities expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a decline in student starts of approximately 1,400 for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. Facilities expense primarily decreased due to lower electric utilities due to rate reductions in certain states and lower repairs and maintenance expenses and dormitory expenses. In addition, facilities expense decreased due to lower depreciation expense related to an impairment charge of long-lived assets that were taken as of June 30, 2012 and lower capital expenditures during the current year.

Index

Education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 49.5% for the quarter ended September 30, 2012 from 46.5% for the quarter ended September 30, 2011.

Selling, general and administrative expense.    Our selling, general and administrative expense for the quarter ended September 30, 2012 was $53.3 million, a decrease of $7.5 million, or 12.3%, from $60.7 million for the quarter ended September 30, 2011.  The decrease in our selling, general and administrative expense was primarily due to a $2.5 million, or 8.2%, decrease in administrative expenses, a $4.0 million, or 16.9%, decrease in sales and marketing expenses and a $0.9 million, or 15.1%, decrease in student services expenses.

The decrease in administrative expenses was mainly due to a $3.1 million reduction in bad debt expense.

The bad debt expense as a percentage of revenue was 6.3% for the quarter ended September 30, 2012 as compared to 7.8% for the quarter ended September 30, 2011. The reduction in bad debt expense as a percentage of revenue was due to a decrease in outstanding balances of our students, primarily due to lower revenue for the period.

The decrease in sales and marketing expenses during the quarter ended September 30, 2012 was primarily due to a reduction in marketing expenses and a decrease in the number of admissions in order to align our cost structure to our population.

Student services expenses decreased due to a reduction in the number of financial aid employees as we aligned our cost structure to our student population. As a percentage of revenues, selling, general and administrative expense for the quarter ended September 30, 2012 increased to 51.1% from 49.2% for the quarter ended September 30, 2011.

As of September 30, 2012, we had outstanding loan commitments to our students of $33.7 million, as compared to $29.1 million at June 30, 2012.  Loan commitments, net of interest that would be due on the loans through maturity, were $25.4 million at September 30, 2012, as compared to $22.0 million at June 30, 2012. The increase in loan commitments during the quarter is primarily attributable to seasonality due to a large number of student starts in the third quarter of the year.

Impairment of goodwill and long-lived assets. At September 30, 2012 we tested our goodwill and long-lived assets for impairment and determined that no impairment existed.  At September 30, 2011, we tested our goodwill and long-lived assets for impairment and determined that an impairment of approximately $10.4 million existed for five reporting units.

School closing costs.    During the quarter ended September 30, 2012 we recorded $2.4 million of school closings costs related to employee severance, student refunds and lease buyouts.  Student refunds of approximately $0.6 million were netted against revenue.

Net interest expense.    The net interest expense for the quarter ended September 30, 2012 was $1.1 million essentially flat compared to the quarter ended September 30, 2011.

Income taxes.    The benefit for income taxes for the quarter ended September 30, 2012 was $2.0 million, or 57.7% of pretax loss, compared to a benefit for income taxes of $2.2 million, or 35.9%, of pretax loss for the quarter ended September 30, 2011. The increase in the effective tax benefit for the quarter ended September 30, 2012 from September 30, 2011 was due to the revised projected taxable results for the year offset by the effect of nondeductible permanent items.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue.   Revenue decreased by $87.7 million, or 22.1%, to $309.4 million for the nine months ended September 30, 2012 from $397.1 million for the nine months ended September 30, 2011.   The decrease was primarily attributable to a 25.8% decrease in average student population, which decreased to 18,778 for the nine months ended September 30, 2012 from 25,291 for the nine months ended September 30, 2011, partially offset by a 4.9% increase in average revenue per student.

The decrease in average student population was primarily due to adjustments in our business model to be better aligned with the Department of Education, or DOE’s, increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act 2012, eliminated the ability to enroll ATB students.  As part of these measures, we implemented a more selective student enrollment policy to ensure that we enroll students who demonstrate a strong ability to achieve successful student outcomes, including higher graduation and repayment rates and lower student debt levels.  We also restructured certain programs and altered program offerings at some of our campuses, which resulted in lower financial aid funding availability and higher student cash contributions.  We believe these changes coupled with the current economic conditions, are resulting in an increase in the number of potential students hesitant to take on debt and thus not enrolling in our schools.  This has resulted in a significant decline in student starts and average student population.

Index

Average revenue per student increased 4.9% for the nine months ended September 30, 2012 from the nine months ended September 30, 2011, primarily from tuition increases that averaged 3% during the nine months and from changes to some of our program offerings, which shortened the delivery time of these programs thus slightly accelerating revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $17.9 million, or 10.5%, to $153.1 million for the nine months ended September 30, 2012 from $171.1 million for the nine months ended September 30, 2011.  This decrease in educational services and facilities expense was due to a $13.3 million, or 14.3%, decrease in instructional expenses, a $1.9 million, or 10.6%, decrease in books and tools expense, and a $2.7 million, or 4.5%, decrease in facilities expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a decline in student starts of approximately 900 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We began 2012 with approximately 10,000, or 34.3%, fewer students than we had on January 1, 2011.   Facilities expense primarily decreased due to lower rent expense as a result of the relocation of our Denver campus, decreased repairs and maintenance expenses, as well as a reduction in utilities due to rate reductions in certain states.  In addition, facilities expense decreased due to lower depreciation expense related to an impairment charge of long-lived assets that were taken as of June 30, 2012 and lower capital expenditures during the current year.

Education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding drop in population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 49.5% for the nine months ended September 30, 2012 from 43.1% for the nine months ended September 30, 2011.

Selling, general and administrative expense.    Our selling, general and administrative expense for the nine months ended September 30, 2012 was $165.5 million, a decrease of $27.4 million, or 14.2%, from $192.9 million for the nine months ended September 30, 2011.  The decrease in our selling, general and administrative expense was primarily due to an $11.8 million, or 11.7%, decrease in administrative expenses, a $12.5 million, or 17.2%, decrease in sales and marketing expenses and a $3.1 million, or 16.0%, decrease in student services expenses.

The decrease in administrative expenses was primarily due to a $7.6 million reduction in bad debt expense, a $2.0 million decrease in costs associated with the financial accounting system implemented during 2011 as well as reduced maintenance expenses for our student management system, $0.5 million lower non capitalized furniture expenses from the prior year as a result of the relocation of our Denver campus in 2011 and a $0.9 million decrease in travel expenses.

The bad debt expense as a percentage of revenue was 5.2% for the nine months ended September 30, 2012, compared to 6.0% for the nine months ended September 30, 2011. The reduction in bad debt as a percentage of revenue was due to a decrease in outstanding balances of our students, primarily due to lower revenue for the period.

The decrease in sales and marketing expenses during the nine months ended September 30, 2012 was primarily due to a reduction in marketing expenses and a decrease in the number of admissions representatives in order to align our cost structure to our population.

Student services expenses decreased due to a reduction in the number of financial aid employees as we aligned our cost structure to our student population. As a percentage of revenues, selling, general and administrative expense for the nine months ended September 30, 2012 increased to 53.4% from 48.5% for the nine months ended September 30, 2011.

As of September 30, 2012, we had outstanding loan commitments to our students of $33.7 million as compared to $26.4 million at December 31, 2011.  Loan commitments, net of interest that would be due on the loans through maturity, were $25.4 million at September 30, 2012 as compared to $20.2 million at December 31, 2011.  The increase in loan commitment during the year is attributable to changes we made to certain programs resulting in higher financing gaps for our students to better enable us to comply with the 90/10 Rule.

Index

Impairment of goodwill and long-lived assets.    At September 30, 2012, we tested our goodwill and long-lived assets for impairment and determined that no impairment existed.  At June 30, 2012, we tested our goodwill and long-lived assets for impairment and determined that a non-tax pre-tax impairment charge of approximately $23.7 million existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets.  At September 30, 2011, we tested our goodwill and long-lived assets for impairment and determined that an impairment of approximately $10.4 million existed for five reporting units.

School closing costs.    During the nine months ended September 30, 2012, we recorded $2.4 million of school closings costs related to employee severance, student refunds and lease buyouts.  Student refunds of approximately $0.6 million were netted against revenue.

Net interest expense.    The net interest expense for the nine months ended September 30, 2012 was $3.4 million compared to $3.3 million for the nine months ended September 30, 2011.

Income taxes.    The benefit for income taxes for the nine months ended September 30, 2012 was $12.8 million, or 33.6% of pretax loss, compared to a provision for income taxes of $8.2 million, or 41.8%, of pretax income for the nine months ended September 30, 2011. The effective tax rate decrease was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges offset by projected taxable results for the year.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.

The following chart summarizes the principal elements of our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$8,101	$27,173
Net cash used in investing activities	(8,169)	(30,121)
Net cash used in financing activities	(6,027)	(36,914)

At September 30, 2012, we had cash and cash equivalents of $20.4 million, representing a decrease of approximately $6.1 million as compared to $26.5 million as of December 31, 2011.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our Credit Facility (as defined below).  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At September 30, 2012, we had net borrowings available under our Credit Facility of approximately $83.4 million, including a $23.4 million sub-limit on letters of credit.  As of September 30, 2012, we had no amounts outstanding under our Credit Facility.  As of September 30, 2012, we had outstanding letters of credit aggregating $1.6 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.  On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “Credit Agreement”) with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million (the “Credit Facility”).  The old Credit Facility was terminated concurrently with the effective date of the Credit Agreement.  Refer to Note 5 for further discussion of the Credit Agreement.

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

Operating Activities

Net cash provided by operating activities was $8.1 million for the nine months ended September 30, 2012 as compared to $27.2 million for nine months ended September 30, 2011.  The $19.1 million decrease in net cash provided by operating activities primarily resulted from a reduction in net income, offset by decreases in income taxes paid and other working capital items.

Investing Activities

Net cash used in investing activities decreased by $22.0 million to $8.2 million for the nine months ended September 30, 2012 from $30.1 million for the nine months ended September 30, 2011. The decrease was primarily attributable to a $24.1 million reduction in cash used for capital expenditures offset by the acquisition of Florida Medical Training Institute, Inc. of $1.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Our 2012 capital expenditures mainly resulted from leasehold improvements and facility expansions as well as investments in campuses, classroom furniture and shop technology.  The decrease in capital expenditures for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was mainly the result of the relocation of our Denver campus in 2011.

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

Financing Activities

Net cash used in financing activities decreased by $30.9 million to $6.0 million for the nine months ended September 30, 2012 from $36.9 million for the nine months ended September 30, 2011. This decrease was primarily attributable to our payments on borrowings of $20.0 million during 2011 and a reduction in dividends paid of $12.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At September 30, 2012, we had outstanding letters of credit aggregating $1.6 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

The following table sets forth our long-term debt (in thousands):

	September 30,	December 31,
	2012	2011
Credit agreement	$-	$-
Finance obligation	9,672	9,672
Auto loan	7	-
Capital lease-property (a rate of 8.0%)	26,440	26,715
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	15	121
Subtotal	36,134	36,508
Less current maturities	(409)	(481)
Total long-term debt	$35,725	$36,027

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our Credit Facility will provide us with adequate resources for our ongoing operations through 2012 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of September 30, 2012, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$53,172	$2,510	$4,989	$5,188	$40,485
Uncertain income taxes	135	135	-	-	-
Operating leases	152,357	23,446	42,737	32,517	53,657
Rent on finance obligation	6,443	1,516	3,032	1,895	-
Total contractual cash obligations	$212,107	$27,607	$50,758	$39,600	$94,142

Index

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2012, except for our letters of credit of $1.6 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we saw a reduction in the loan commitments we offer our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student receives.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs to create a financing gap.  We decided to restructure program offerings. This resulted in an increase in the financing gap between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  Loan commitments to our students increased during the first nine months of 2012 by approximately $7.3 million.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

On February 27, 2012, the DOE issued draft two-year cohort default rates for the 2010 federal fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in December 2012.  The draft 2010 rates ranged from 12.2% to 33.7%.  Our Philadelphia, PA institution was the only institution with a cohort default rate over 25%.  We plan to appeal all of our 2010 draft rates.  The weighted average cohort default rate for 2010 was 19.2% as compared to the revised 2009 rate of 19.5%

In December 2009, the DOE released unofficial trial three-year cohort default rates for the 2005, 2006, and 2007 federal fiscal years.  In February 2011, the DOE released unofficial trial three-year cohort rates for the 2008 federal fiscal year.  The unofficial rates for our institutions under the new methodology ranged from 10.6% to 37.0% for the 2006 federal fiscal year, from 16.2% to 42.2% for the 2007 federal fiscal year, and from 14.8% to 42.8% for the 2008 federal fiscal year.  The DOE stated in its electronic announcements that the publication of these unofficial rates is for informational purposes only and that no sanctions will be imposed based on these unofficial rates.

On September 24, 2012, the DOE released final three-year cohort default rates for federal fiscal year 2009.  The rates for the 2009 federal fiscal year under the new methodology ranged from 16.9% to 49.2%.  For the 2009 federal fiscal year, 10 of our institutions had three-year cohort default rates of at least 30%.  One of these institutions had a rate above 40%.  This institution has subsequently been merged with one of our other institutions.  This new merged institution has a cohort default rate under 30%.

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

On June 30, 2012, the United States District Court for the District of Columbia issued a decision that vacated most of the gainful employment regulations and remanded those regulations to the DOE for further action.  On July 6, 2012, the DOE issued an electronic announcement acknowledging that the Court had vacated the repayment rate metric as well as the debt-to-income gainful employment metrics that would have gone into effect on July 1, 2012.  The DOE also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs.  The Court’s decision is subject to appeal by the DOE and could be modified or reversed on appeal.  Moreover, the DOE could take further action to address the Court’s concerns regarding the regulations and obtain approval to enforce the regulations, or the DOE could issue new regulations regarding gainful employment.  We cannot predict what steps the DOE will take in response to the Court’s decision, how long those steps would take, or whether those steps will result in the DOE being able to enforce the gainful employment regulations or issuing new regulations.

ATB Students

ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a DOE approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of September 30, 2012, approximately 5.1% of our students were classified as ATB students.  On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the “Appropriations Act”). This new law eliminates the ability of ATB students who first enroll after July 1, 2012 to participate in federal student financial aid programs.  As a result, we stopped enrolling ATB student as of July 1, 2012.  This reduction in ATB students will impact our total enrollment and our revenue.

Campus Closings

On July 31, 2012, our Board of Directors approved a plan to cease operations at seven of our campuses.  The adjustments made to our business model to better align with the DOE’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, which eliminated the ability to enroll ATB students, have made these campuses no longer viable.  Accordingly, we have decided to cease operations at these campuses and have stopped enrolling new students.  For 2012, these campuses were expected to contribute approximately $14.5 million in revenue and 570 students to second half of 2012 student starts.  We anticipate that we will incur charges during the second half of the year of approximately $6.9 million ($2.4 million incurred through September 30, 2012 of which $0.6 million was a reduction of revenue) to shut down these facilities.  We hope to offset some of these cash charges by subleasing some of the properties impacted and transferring some students to other accredited institutions.  Once all operations have ceased at these campuses the results of operations will be reflected as discontinued operations in our financial statements.  We anticipate that the impact of this decision will be accretive to earnings in 2013 by approximately $0.21 per share.

Index

The results of operations at these seven campuses for the nine months ended September 30, 2012 and each of the three year periods ended December 31, 2011 were comprised of the following (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011	2010	2009
Revenue	$9,134	$20,803	$34,733	$25,790
Operating expenses	(26,304)	(26,063)	(27,075)	(17,497)
	$(17,170)	$(5,260)	$7,658	$8,293

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.4 million, $2.1 million and $1.4 million for the nine months ended September 30, 2012, December 31, 2011 and 2010, respectively.

Outlook

In addition to the 90/10 Rule, cohort default rates, gainful employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to significant deterioration in student enrollments. This deterioration continued into the third quarter of 2012 as we experienced a decrease in student starts of 16.7% versus the third quarter of 2011.  While this decrease was mostly expected due to July starts that started in the second quarter of 2012, the elimination of the ability to enroll ATB students commencing on July 1, 2012 and the shutdown of seven campuses, the economic environment continues to negatively impact enrollments as students and their parents are hesitant to take on debt.    We believe that the decline in student starts as compared to prior-year periods will continue to improve in the next few quarters but at a slower pace, and while we cannot accurately predict to what degree with any certainty, we believe that the loss of the ATB student enrollments coupled with what we expect to be a prolonged economic downturn will slow our rate of growth.

As we enter the fourth quarter of 2012 we expect the rate of deceleration to continue to improve but the current economic climate and regulatory activity makes it difficult to predict enrollment.  While we expect enrollments to improve, if they do not, our revenue could decline further, which could have a material adverse effect on our profitability.

In addition, these changes, individually or in the aggregate, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. As of September 30, 2012, we had no outstanding borrowings under our Credit Facility.

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

(b) Changes in Internal Control Over Financial Reporting.  Except as disclosed below, there were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has determined that, as of the date of this filing on Form 10-Q, the material weakness in our internal control over financial reporting that was disclosed on Form 10-Q for the quarterly period ended June 30, 2012 with respect to accounting for the impairment of long lived assets has been remediated.  Management's remediation efforts focused on applying a correct interpretation of ASC 360-10-35 in evaluating whether the Company's long lived assets are impaired.

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

Item 6.  EXHIBITS

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2).

3.2	Amended and Restated By-laws of the Company (3).

4.1
Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and the holders of options under the Management Stock Option Plan listed therein (1).

4.2
Assumption Agreement and First Amendment to Management Stockholders Agreement, dated as of December 20, 2007, by and among Lincoln Educational Services Corporation, Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Management Investors listed therein (4).

4.3	Registration Rights Agreement, dated as of June 27, 2005, between the Company and Back to School Acquisition, L.L.C. (3).

4.4	Specimen Stock Certificate evidencing shares of common stock (5).

10.1
Credit Agreement, dated as of December 1, 2009, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (7).

10.2	Consulting Agreement, dated as of December 9, 2010, between the Company and David F. Carney (9).

10.3	Employment Agreement, dated as of January 17, 2011, between the Company and Scott M. Shaw (10).

10.4	Employment Agreement, dated as of January 17, 2011, between the Company and Cesar Ribeiro (10).

10.5	Employment Agreement, dated as of January 17, 2011, between the Company and Shaun E. McAlmont (10).

10.6	Employment Agreement, dated as of November 1, 2011, between the Company and Piper P. Jameson (12).

10.7	Letter Agreement, dated March 26, 2012, between the Company and Piper P. Jameson (14).

10.8	Lincoln Educational Services Corporation 2005 Long-Term Incentive Plan (15).

10.9	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (15).

10.10	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (15).

10.11	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.12	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

Index

10.13	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (6).

10.14	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (6).

10.15	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (11).

10.16	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.17	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (8).

10.18
Credit Agreement, dated as of April 5, 2012, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A. as Administrative Agent (13).

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

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed March 29, 2005.

(2)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed June 7, 2005..

(3)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406) filed December 28, 2007.

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed June 21, 2005.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(7)	Incorporated by reference to the Company’s Form 8-K filed December 7, 2009.

(8)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(9)	Incorporated by reference to the Company’s Form 8-K filed December 9, 2010.

(10)	Incorporated by reference to the Company’s Form 8-K filed January 21, 2011.

(11)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(12)	Incorporated by reference to the Company’s Form 10-Q filed November 8, 2011.

(13)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

Index

(14)	Incorporated by reference to the Company’s Form 10-Q filed August 6,, 2012.

(15)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed June 24, 2005.

*	Filed herewith.

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

Date: November 7, 2012
	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)