Form 10-K
period 2012-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2013-03-12
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the 22,513,670 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $146,338,855. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $6.50 per share on June 30, 2012. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 6, 2013 was 23,658,752.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

OVERVIEW

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment.   As of December 31, 2012, we operated 38 campuses and five training sites in 17 states (exclusive of discontinued operations).  We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. For the year ended December 31, 2012, our automotive technology program, our health sciences program, our skilled trades program, our hospitality services program and our business and information technology program accounted for approximately 38%, 35%, 12%, 9%, and 6%, respectively, of our average enrollment.  As of December 31, 2012, we had 16,235 students enrolled in diploma and degree programs and an additional 305 students enrolled in certificate programs. Our average enrollment for the year ended December 31, 2012 was 18,086 students in diploma and degree programs and 292 students in certificate programs, which represented a decrease of 22.3% from average enrollment of 23,276 for 2011 in diploma and degree programs. We did not offer certificate programs in 2011.  For the year ended December 31, 2012, our revenues were $402.7 million, which represented a decrease of 18.1% from the year ended December 31, 2011. For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.  For the year ended December 31, 2011, our revenues were $491.8 million, which represented a decrease of 18.7% from the year ended December 31, 2010.

Our schools operate under the Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, and Euphoria Institute of Beauty Arts and Sciences brand names.  Most of our campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas.  All of our campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education, or DOE, and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

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

Index

Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments and the introduction of new programs. In 2012, we introduced one new program.  We expect to continue investing in marketing, recruiting and retention resources to increase enrollment.

Expand Geographic Presence.  We believe that we can leverage our marketing and recruiting programs by opening additional campuses in selected markets and obtaining greater market penetration. In 2010, we entered a lease for a new school in Cleveland, Ohio, which opened in 2011.  We believe we can also increase our student enrollments by entering selected new geographic markets that we believe have significant growth potential and where we can leverage our reputation and operating expertise.

Pursue Strategic Acquisitions.  We continue to evaluate acquisition candidates. In evaluating potential acquisitions, we seek to identify schools that provide the potential for program replication at our existing campuses, expand our program and degree offerings, and extend our presence into markets with attractive growth opportunities. In 2012, we purchased Florida Medical Training Institute (“FMTI”) which offers short term certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant and Fire Fighter, and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.

Expand Market.  We believe that we can enter new markets and broaden the Lincoln brand by partnering with nationally well-known brands to provide the skills needed to train our nation’s workforce.

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 22 to 112 weeks to complete, with tuition ranging from $5,000 to $36,000.  Our associate’s degree programs typically take between 48 to 123 weeks to complete, with tuition ranging from $16,000 to $56,000.  Our bachelor’s degree programs typically take between 132 and 284 weeks to complete, with tuition ranging from $47,000 to $75,000. As of December 31, 2012, all of our schools offer diploma and certificate programs, 18 of our schools are currently approved to offer associate’s degree programs and two schools are approved to offer bachelor’s degree programs. In order to accommodate the schedules of our students and maximize classroom utilization, at some of our campuses we typically offer courses four to five days a week in three shifts per day and start new classes every month. Other campuses are structured more like a traditional college and start classes every quarter. Also, for those students who do not live near one of our campuses or whose schedules prevent them from attending classes in person, we offer several programs online.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index

The following table lists the programs offered as of December 31, 2012 with the average number of students enrolled in each area of study for the year ended December 31, 2012:

Programs Offered
Area of Study	Bachelor's Degree	Associate's Degree	Diploma and Certificate	Average Enrollment	Percent of Total Enrollment

Automotive	-	Automotive Technology, Master Certified Auto Service Management, Collision Repair & Refinishing Service Management, Diesel Technology, Master Certified Diesel & Truck Service Management	Automotive Mechanics, Master Certified Automotive Technology, Master Certified Automotive Technology w/High Performance, Collision Repair & Refinishing Technology, Diesel & Truck Mechanics, Diesel & Truck Technology, Master Certified Diesel & Truck Technology, Motorcycle Technology	6,819	38%

Health Sciences	-	Medical Assisting Technology, Health Information Administration, Dental Office Management, Child Development, Health Information Technology, Medical Office Management, Mortuary Science, Nuclear Medicine Technology, Occupational Therapy Assistant, Dental Hygiene, Dental Administrative Assistant, Surgical Technology, Advanced Medical Coding & Billing, Nurse	Medical Office Assistant, Medical Assistant, Pharmacy Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing, Phlebotomy, Medical Assistant w/Basic X-ray, Basic X-Ray Technician, Surgical Technologist, Paramedic	6,322	35%

Skilled Trades	-	Electronic Engineering Technology, HVAC, Electronics Systems Service Management	Electrical Technology, Electronics Systems Technician, HVAC, Welding Technology	2,173	12%

Index

Programs Offered (Continued)
Area of Study	Bachelor's Degree	Associate's Degree	Diploma or Certificate	Average Enrollment	Percent of Total Enrollment

Hospitality Services	Culinary Arts	Culinary Arts, Salon Management, International Baking and Pastry	Culinary Arts, Cosmetology, Aesthetics, Therapeutic Massage & Bodywork Technician, Italian Culinary Arts, International Baking and Pastry	1,614	9%

Business and Information Technology	Business Management, Criminal Justice, Funeral Service Management	PC Systems & Networking Technology, Business Administration, Criminal Justice, Business Management, Broadcasting and Communications, Paralegal, Computer Networking and Security, Accounting	PC Support Technician, Criminal Justice, Business Office Technology, Computer Networking and Security	1,158	6%

		Total:		18,086	100%

Index

Automotive Technology.    Automotive technology represents our largest area of study, with 38% of our total average student enrollment for the year ended December 31, 2012. Our automotive technology programs are 24 to 123 weeks in length, with tuition rates of $10,000 to $35,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.

As of December 31, 2012, 13 campuses offered programs in automotive technology and most of these campuses offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2012, health sciences was our second largest area of study, representing 35% of our total average student enrollment. Our health science programs are 24 to 104 weeks in length, with tuition rates of $5,000 to $56,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, medical assistant, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our practical nursing, medical assistant and medical administrative assistant programs are our largest health science programs. As of December 31, 2012, we offered health science programs at 23 of our campuses and five training sites.

Skilled Trades.    For the year ended December 31, 2012, 12% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 35 to 97 weeks in length, with tuition rates of $17,500 to $29,000. Our skilled trades programs include electrical, heating, and air conditioning repair, welding and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2012, we offered skilled trades programs at 14campuses.

Hospitality Services.    For the year ended December 31, 2012, 9% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 22 to 132 weeks in length, with tuition rates of $12,000 to $46,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas or cruise ships or are self-employed.  We offer massage programs at five campuses and cosmetology programs at five campuses.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2012, we offered culinary programs at five campuses.

Business and Information Technology.    For the year ended December 31, 2012, 6% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 30 to 284 weeks in length, with tuition rates of $13,000 to $75,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our personal computer, or PC, systems technician, computer networking and security and business administration programs.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  As of December 31, 2012, we offered these programs at 19 of our campuses.

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

Index

Recruiting.    Our recruiting efforts are conducted by a group of approximately 425 field and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2012, we recruited approximately 21% of our students directly out of high school.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 16,235 students enrolled in diploma and degree programs and an additional 305 students enrolled in certificate programs as of December 31, 2012 and our average enrollment for the year ended December 31, 2012 was 18,086 students in diploma and degree programs and 292 in certificate programs, a decrease of 22.3% from December 31, 2011. We did not offer certificate programs in 2011.  We had 18,585 students enrolled as of December 31, 2011 and our average enrollment for the year ended December 31, 2011 was 23,276 students, a decrease of 21.7% from December 31, 2010.

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

JOB PLACEMENT

We believe that assisting our graduates in securing employment after completing their program of study is critical to our ability to attract high quality students. In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV Programs. See "Regulatory Environment—Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers need. Each school has an advisory council made up of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the market. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. Throughout the year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  We also have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our allied health students are required to participate in an externship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

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

Index

As of December 31, 2012, we had approximately 3,570 employees, including 815 full-time faculty and 758 part-time instructors.   At five of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2014 and 2017. We believe that we have good relationships with these unions and our employees.

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

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”), which are administered by the DOE. For the year ended December 31, 2012, approximately 81% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees and, in some cases, for living expenses or other costs of attendance.

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

The DOE published new regulations that took effect on July 1, 2011 (the “2011 DOE Rules”), and that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes.  In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in Title IV Programs.  If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in Title IV Programs.  The DOE stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the DOE will interpret these requirements in each state.

In addition, the 2011 DOE Rules also require institutions offering postsecondary education through distance education, such as online programs, to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state to meet any state requirements for it to be legally offering postsecondary distance education in that state.  The regulations require an institution to document upon request by the DOE that it has the applicable state approval.  As a result, some of our schools and distance education programs may be required to obtain additional or revised state authorizations.  State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and are subject to change.  Any failure to comply with state requirements under the new DOE rules could result in our inability to enroll students or receive Title IV funds for students in those states.

In June 2012, the United States Court of Appeals for the District of Columbia vacated the 2011 DOE Rules with respect to state authorization of distance education.  The Court affirmed an order of a Federal District Court that vacated the portion of the state authorization regulation that requires an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction.  The DOE issued a Dear Colleague Letter acknowledging the decision of the Court of Appeals and stating that the DOE would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they relate to distance education.

If any of our schools fail to comply with state licensing requirements, they are subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school and its related main campus and/or additional locations would lose their eligibility to participate in Title IV Programs, be unable to offer their programs and we could be forced to close those schools. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students or to operate in that state.

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2012, 17 of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC; 19 of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS; one of our campuses is accredited by the New England Association of Schools and Colleges of Technology, or NEASC; and three of our campuses are accredited by the Accrediting Bureau of Health Education Schools, or ABHES. All of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission, the date by which its accreditation must be renewed and the type of accreditation.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Philadelphia, PA2	December 5, 2008	May 1, 2013	National
Union, NJ	December 9, 2009	February 1, 2014	National
Mahwah, NJ1	March 10, 2010	August 1, 2014	National
Melrose Park, IL2	June 2, 2010	November 1, 2014	National
Denver, CO	March 9, 2011	February 1, 2016	National
Columbia, MD	March 7, 2012	February 1, 2017	National
Grand Prairie, TX3	December 7, 2011	August 1, 2016	National
Allentown, PA	March 7, 2012	January 1, 2017	National
Nashville, TN3	November 30, 2012	May 1, 2017	National
Indianapolis, IN	November 30, 2012	November 1, 2017	National
New Britain, CT	September 5, 2008	January 1, 20134	National
Shelton, CT2	December 9, 2009	September 1, 2013	National
Hamden, CT2	September 7, 2007	July 1, 20124	National
Queens, NY1	September 5, 2008	June 1, 20124	National
Hartford, CT	June 2, 2010	November 1, 2014	National
East Windsor, CT2	September 5, 2008	February 1, 20134	National
South Plainfield, NJ	September 11, 2009	August 1, 2014	National

1	Branch campus of main campus in Union, NJ
2	Branch campus of main campus in New Britain, CT
3	Branch campus of main campus in Indianapolis, IN
4	Campus going through re-accreditation. Each campus has received written confirmation that it remains accredited pending consideration of its application for reaccreditation.

Index

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Brockton, MA3	December 16, 2008	December 31, 2014	National
Lincoln, RI	December 16, 2008	December 31, 2014	National
Lowell, MA3	December 16, 2008	December 31, 2014	National
Somerville, MA3	December 16, 2008	December 31, 2014	National
Philadelphia (Center City), PA1	April 23, 2007	December 31, 20124	National
Edison, NJ	April 23, 2007	December 31, 20124	National
Marietta, GA3	December 16, 2008	December 31, 2014	National
Moorestown, NJ1	April 23, 2007	December 31, 20124	National
Paramus, NJ1	April 23, 2007	December 31, 20124	National
Philadelphia (Northeast), PA1	April 23, 2007	December 31, 20124	National
Dayton, OH	August 13, 2009	December 31, 2015	National
Cincinnati (Northland Blvd.), OH2	August 13, 2009	December 31, 2015	National
Florence, KY2	August 13, 2009	December 31, 2015	National
Toledo, OH2	December 9, 2009	December 31, 2015	National
West Palm Beach, FL	April 16, 2008	December 31, 2014	National
Las Vegas (Summerlin), NV3	December 16, 2008	December 31, 2014	National
Henderson (Green Valley), NV3	December 16, 2008	December 31, 2014	National
Las Vegas (Aliante), NV3	April 8, 2009	December 31, 2014	National
Cleveland, OH2	May 11, 2011	December 31, 2015	National

1	Branch campus of main campus in Edison, NJ
2	Branch campus of main campus in Dayton, OH
3	Branch campus of main campus in Lincoln, RI
4	Campus going through re-accreditation. Each campus has received written confirmation that it remains accredited pending consideration of its application for reaccreditation.

New England Association of Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Comprehensive Evaluation	Type of Accreditation
Southington, CT	June 29, 2012	Fall 2017	Regional

Accrediting Bureau of Health Education Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Fern Park, FL	December 17, 2010	December 31, 2013	National
Coral Springs, FL	August 10, 2012	February 28, 2016	National
Miami, FL1	August 10, 2012	February 28, 2016	National

1	Branch campus of main campus in Coral Springs, FL

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. If any one of our schools loses its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school.  In January 2013, our Toledo campus received a request for additional placement data from the accrediting commission.  As a result, the Toledo campus will be required to receive approval from the accrediting commission in order to submit any new program application.

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

Index

Students at our schools received grants and loans to fund their education under the following Title IV Programs:  (1) the Federal Direct Loan, or FDL, Program, (2) the Federal Pell Grant, or Pell, program, (3) the Federal Supplemental Educational Opportunity Grant program, and (4) the Federal Perkins Loan, or Perkins, program.

Federal Direct Loan Program.    The lender under this program is the DOE rather than a bank or other lending institution.  For the year ended December 31, 2012, we derived approximately 57% of our Title IV revenues (calculated based on cash receipts) from the FDL Program.

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2012, we derived approximately 22% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    Under the Federal Supplemental Educational Opportunity Grant program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2012, we received 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is funded by the DOE and the remainder by the school receiving the funds. Each school is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2012, we derived less than 1% of our revenues (calculated based on cash receipts) from the Perkins program.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints. Some states have reduced the level of state financial aid for our students.  Due to state budgetary shortfalls and constraints in certain states in which we operate, we believe that the overall level of state financial aid for our students is likely to continue to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

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

Index

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following 14 institutions as of December 31, 2012, collectively consisting of 14 main campuses and 24 additional locations:

Brand	Main Campus(es)	Additional Location(s)
Lincoln Technical Institute	Union, NJ	Mahwah, NJ
Queens, NY
Allentown, PA
	Edison, NJ	Moorestown, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Philadelphia, PA (Northeast)
	Lincoln, RI	Marietta, GA1
Brockton, MA
Henderson, NV (Green Valley)2
Las Vegas, NV (Summerlin)2
Las Vegas, NV (Aliante)2
Somerville, MA4
Lowell, MA4
	New Britain, CT	Shelton, CT
Hamden, CT
Philadelphia, PA3
East Windsor, CT3
Melrose Park, IL1,3
Hartford, CT
South Plainfield, NJ
Fern Park, FL

Lincoln College of Technology	Indianapolis, IN	Nashville, TN
Grand Prairie, TX
Columbia, MD
Denver, CO
West Palm Beach, FL
	Dayton, OH	Cincinnati, OH (Northland Blvd.)
Florence, KY
Toledo, OH
Cleveland, OH

Lincoln College of New England	Southington, CT

1	This campus operates under the Lincoln College of Technology brand.
2	These campuses operate under the Euphoria Institute of Beauty Arts & Sciences brand.
3
On September 6, 2012, the DOE approved the merger of the Philadelphia, PA, Melrose Park, IL and East Windsor, CT institutions into the New Britain, CT institution to become a new Office of Postsecondary Education Identification, or OPEID, institution.

4
On December 7, 2012 the DOE approved the merger of the Somerville, MA and Lowell, MA institutions into the Lincoln, RI institution to become a new Office of Postsecondary Education Identification, or OPEID, institution.

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

Index

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.   Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the Higher Education Act of 1965, as amended (“HEA”) and other laws governing Title IV programs.  On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315, reauthorized the Title IV HEA programs through at least September 30, 2014. The HEA reauthorization among other things revised the 90/10 Rule, as described below, revised the calculation of an institution's cohort default rate, required additional disclosures and certifications with respect to non-Title IV alternative loans, prohibited certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students' best interests, and made other changes.  Congress will be considering reauthorization of the Title IV HEA programs, but it is unknown when Congress will begin or complete that process or what changes will be made to the HEA or other laws affecting Federal student aid.

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

The Health, Education, Labor and Pensions Committee of the U.S. Senate, or the HELP Committee, held several hearings beginning in 2010 focusing on the proprietary education sector.  In August 2010, the HELP Committee issued a wide-ranging request for information from 30 proprietary education entities, including our company.  We responded to this request, and in February 2011 to a follow-up request.  The majority staff of the HELP Committee issued a report in July 2012 with its findings from the review of the proprietary education sector, some of which were critical of the sector.

We cannot predict what, if any, legislation or other actions will be taken or proposed by the HELP Committee or Congress in response to the hearings, the requests for information from our company and other entities, the reauthorization of the HEA, or other activities of the Committee or Congress.  Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those programs, or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin.  In addition, current requirements for student or school participation in Title IV programs may change or one or more of the present Title IV programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

DOE Development of New Regulations. The DOE issued final regulations on October 29, 2010, with a general effective date of July 1, 2011, and which included, but were not limited to:  revisions to the incentive compensation rule, a significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term-based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in these regulations also included a new federal definition of a “credit hour” for federal student aid purposes.  The new definition has resulted in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  The implementation of all of the October 2010 final regulations required us to change certain of our practices to comply with these requirements.  The changes to our practices, or our inability to comply with the final regulations on or after their effective date, have had and may continue to have a material adverse effect on our business and results of operations.

On June 13, 2011, the DOE published final regulations in the Federal Register regarding gainful employment that were scheduled to take effect on July 1, 2012 and would apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. Such educational programs include all of the Title IV-eligible educational programs at each of our institutions.  The gainful employment regulations would, among other things, measure each educational program against threshold benchmarks in each of three debt measure categories:  (1) an annual loan repayment rate, (2) an annual debt-to-annual earnings ratio, and (3) an annual debt-to-discretionary income ratio.  The various formulas are calculated under complex methodologies and definitions outlined in the regulations, and are based on data that may not be readily accessible to institutions.  If an educational program fails to achieve threshold rates in all three categories for one federal fiscal year (beginning with debt measures calculated for the 2012 federal fiscal year), the institution must, among other things, disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an educational program fails to achieve threshold rates in all three categories in two out of three federal fiscal years, the institution must, among other things, warn students in the failing program that they should expect difficulty in repaying their loans, disclose the options available to the student if the program loses eligibility for Title IV funds, and disclose resources available to research other educational options and compare program costs.  If an educational program fails to achieve threshold rates in all three categories in three out of four federal fiscal years, the program loses its Title IV eligibility for a period of at least three years.  We have analyzed the available data to assess the potential impact of the gainful employment regulations on each of our institutions and educational programs.  Although we have not identified to date any material number of educational programs that we believe are likely to lose eligibility under the regulations’ threshold benchmarks, if the data were to change unfavorably, the regulations could nonetheless have a material adverse effect on our business and operations by requiring us to eliminate certain educational programs, and the disclosure requirements and related components of the regulations could have a material adverse effect on the rate at which students enroll in our programs.

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

The implementation of gainful employment regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

The "90/10 Rule."   Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs, or 90/10 Rule percentage, for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2012 fiscal year, our institutions' 90/10 Rule percentages ranged from 72.3% to 93.0%.  For 2011 none of our institutions derived more than 90% of their revenues from Title IV Programs.  For 2012, our Dayton institution (consisting of a main campus and eight additional locations) derived 93.0% of its revenues from Title IV programs.  It was our only institution with a 90/10 Rule percentage above 90%.  If the Dayton institution derives more than 90% of its revenues from Title IV Programs for 2013, this campus and its eight additional locations will become ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two additional fiscal years.  For 2010, our Dayton institution (consisting of a main campus and six additional locations) derived 96.9% of its revenues from Title IV programs.  It was our only institution with a 90/10 Rule percentage above 90% in 2010.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL program, increased. This increase, coupled with increases in grants from the Pell program and other Title IV loan limits, resulted in some of our schools experiencing an increase in the proportion of revenues they receive from Title IV Programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions. Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the above-mentioned relief from certain loan limit increases expired for loans received on or after July 1, 2011, and the above-mentioned institutional loan relief expired for institutional loans made on or after July 1, 2012.  If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to change the calculation methodology, or to make other changes, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

Student Loan Defaults.    The HEA limits participation in Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans above a prescribed rate (the “cohort default rate”).  The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults.

Index

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

The HEA increased the measuring period for each cohort default rate calculation by one year. Starting with the 2009 cohort, the DOE will calculate both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate, which is expected to be published for each of our institutions in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements instead of the two-year rates currently used for those purposes.   If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in the FDL and Federal Stafford Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.   If the institution’s three-year cohort default rate equals or exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in the Pell, FDL, and FFEL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

In September 2012, the DOE published final two-year cohort default rates for each of our institutions for the 2010 fiscal year. The rates range from 11.6% to 23.9%.  None of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2010, 2009, or 2008 fiscal years.  The following table sets forth the cohort default rates for each of our 14 DOE institutions for the fiscal years 2010, 2009 and 2008, the three most recent years for which the DOE has published such rates:

Institution	2010	2009	2008
Union, NJ	17.6%	19.1%	14.1%
Indianapolis, IN	21.0%	15.8%	11.8%
Columbia, MD	16.7%	17.7%	13.7%
Allentown, PA	13.8%	15.2%	11.2%
Edison, NJ	17.0%	17.4%	17.3%
Denver, CO	23.9%	20.9%	11.7%
Lincoln, RI	21.2%	16.0%	14.0%
Dayton, OH	19.4%	19.6%	20.2%
New Britain, CT	18.3%	12.0%	9.0%
West Palm Beach, FL	16.0%	18.8%	14.2%
Southington, CT*	11.6%	9.4%	18.6%
South Plainfied, NJ**	17.5%	8.1%	4.6%
Fern Park, FL**	15.7%	13.3%	7.0%
Hartford, CT**	14.6%	10.7%	4.1%

*	This institution was acquired on December 1, 2008.
**	These institutions were acquired on January 20, 2009.

In late March 2013, the DOE is expected to issue draft two-year cohort default rates for the 2011 fiscal year.

Index

In September 2012, the DOE released final three-year cohort default rates for fiscal year 2009.  The rates for the 2009 fiscal year under the new methodology ranged from 16.9% to 36.3%.  For the 2009 fiscal year, seven of our institutions had three-year cohort default rates of at least 30%.  The following table sets forth the cohort default rates for each of our 14 DOE institutions for the fiscal year 2009, the only year for which the DOE has published such rates:

Institution	2009
Union, NJ	32.1%
Indianapolis, IN	33.9%
Columbia, MD	28.3%
Allentown, PA	26.4%
Edison, NJ	31.0%
Denver, CO	36.3%
Lincoln, RI	30.3%
Dayton, OH	36.3%
New Britain, CT	24.0%
West Palm Beach, FL	32.1%
Southington, CT	16.9%
South Plainfied, NJ*	25.0%
Fern Park, FL*	22.9%
Hartford, CT*	19.4%

*	These institutions were acquired on January 20, 2009.

In late March 2013, the DOE is expected to release draft three-year cohort default rates for the fiscal year 2010.

Perkins Loan Program

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Such institutions also may be subject to provisional certification.  Our Denver, Colorado institution and our New Britain, Connecticut institution are our only institutions participating in the Perkins program. The Perkins cohort default rate at our Denver institution was 30.5% for students scheduled to begin repayment in the 2011-2012 federal award year.  The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to the institution. Our Denver institution continues to make loans out of its existing Perkins loan fund. It is provisionally certified because its default rate under the Federal Perkins Loan program that was published most recently prior to the effective date of its program participation agreement exceeded 30.0% and also based on its change in ownership. The Perkins cohort default rate at our New Britain institution was 0% for students scheduled to begin repayment in the 2011-2012 federal award year.  The institution is provisionally certified by the DOE as a result of its change in ownership.

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2011 and 2010 fiscal years reflecting a composite score of 2.1 and 1.8, respectively, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2012 fiscal year, we have calculated our composite score to be 1.6.  However, this is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2012 fiscal year.

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution may be required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution's previous fiscal year.  None of our institutions are currently required to submit a letter of credit to the DOE based on late return of Title IV funds.

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

Index

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate’s level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools. We do not believe that current DOE regulations will create significant obstacles to our plans to add new programs.

Under final regulations published in October 2010 and that were scheduled to take effect on July 1, 2011, a proprietary institution must notify the DOE at least 90 days before the first day of a new additional program (as defined by applicable DOE regulations).  The regulations apply to both degree-granting and non-degree granting educational programs.  The notice must describe how the institution determined the need for the new program and how the program was designed to meet local market needs, or for an online program, regional or national market needs. The institution must also describe how the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates of the program. The institution must include in its notice that the program has been approved by its accrediting agency or is otherwise included in the institution’s accreditation by its accrediting agency and state oversight agencies, as well as a description of any wage analysis it may have performed that is related to the new program. Unless otherwise required by the DOE to obtain approval for the new program, an institution that provides a notice may proceed with its plans to offer the new program based on its determination that the program is an eligible program that prepares students for gainful employment in a recognized occupation. However, the DOE may alert the institution, at least 30 days before the first day of class, that the DOE must approve the program for Title IV purposes. If any new program submitted by our institutions is identified as being subject to DOE review and approval for Title IV purposes, it could result in difficulties or delays in introducing the program, which could have a negative impact on our growth and enrollments.  On June 30, 2012, the United States District Court for the District of Columbia issued a decision that vacated most of the gainful employment regulations, including the above-described regulations for approval of new educational programs, and remanded those regulations to the DOE for further action.  On July 6, 2012, the DOE issued an electronic announcement acknowledging that, among other things, institutions would not be required to comply with the gainful employment regulations relating to adding new educational programs.  The Court’s decision is subject to appeal by the DOE and could be modified or reversed on appeal.  See “Regulatory Environment – DOE Development of New Regulations.”

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

Index

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

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15%. Our Denver institution's Perkins Loan cohort default rate was 30.5% for students scheduled to begin repayment in the 2011-2012 federal award year. Institutions with default rates that exceed statutory or regulatory benchmarks may be subject to consequences that include but are not limited to loss of eligibility to participate in the Title IV programs.  See “Regulatory Environment – Student Loan Defaults” and “Regulatory Environment – Perkins Loans Program”.

Ability to Benefit Regulations.    Under certain circumstances, an institution had been permitted to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study and allow those students to receive Title IV Program funds to the extent eligible. In order for ability to benefit students to be eligible for Title IV Program participation, the institution was required to  comply with the ability to benefit requirements set forth in the Title IV Program requirements. The basic evaluation method to determine that a student has the ability to benefit from the program is the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE regulations. The HEA also permitted students to demonstrate their ability to benefit and become eligible to receive Title IV funds upon satisfactory completion of six credit hours or the equivalent coursework. In addition to the testing requirements, the DOE regulations also prohibit ability to benefit student enrollments from constituting 50% or more of the total enrollment of the institution.

On December 23, 2011, the Consolidated Appropriations Act, Public Law 112-74, among other things, eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.  As a result, many of these students who would have qualified to receive Title IV funds as ability-to-benefit students are not eligible for Title IV assistance under the law.  As of December 31, 2012, approximately 4.2%, or 683 students of our total student population were ability-to-benefit students compared to 5.1% or 951 students as of December 31, 2011.  As a result we stopped enrolling ATB students as of July 1, 2012.  This reduction in ATB students has impacted and will continue to impact our total enrollment and our revenue.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE adopted final rules that took effect on July 1, 2011 and amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors  (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule.  The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule.  The implementation of the final regulations required us to change our compensation practices and has had and will continue to have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

The DOE may place an institution on provisional certification status if it determines that the institution does not fully satisfy certain administrative and financial standards or if the institution undergoes a change in ownership resulting in a change of control. As a result of our then largest shareholder’s sale of a portion of its ownership in our company during 2010, all institutions went through a change in ownership and were issued provisional program participation agreements except for our New Britain institution which is certified. The DOE may withdraw an institution's provisional certification with the institution having fewer due process protections than if it were fully certified. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

Index

All institutions are recertified on various dates for various amounts of time.  The following table sets forth the expiration dates for each of our institutions' current program participation agreements:

Institution	Expiration Date of Current Program Participation Agreement
Allentown, PA	September 30, 20131
Columbia, MD	September 30, 20131
Denver, CO	September 30, 20132
Lincoln, RI	June 30, 20141
Edison, NJ	September 30, 20131
Union, NJ	September 30, 20131
Indianapolis, IN	December 31, 20131
Dayton, OH	September 30, 20131
New Britain, CT	June 30, 2016
West Palm Beach, FL	September 30, 20131
Southington, CT	June 30, 20131
Fern Park, FL	September 30, 20131
South Plainfield, NJ	September 30, 20131
Hartford, CT	September 30, 20131

1	Provisionally certified as a result of our then largest shareholder’s sale of a portion of its ownership in our company during 2010.
2
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

On July 16, 2012, the DOE notified our Lincoln, RI campus that an on-site Program Review was scheduled to begin on August 6, 2012.  The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2010-2011 and 2011-2012 award years.  The Lincoln, RI, campus has not yet received the Program Review Determination Letter from the DOE.

On January 3, 2013, the DOE notified our New Britain, CT campus that an on-site Program Review was scheduled to begin on January 28, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-2103 award years.  The New Britain, CT, campus has not yet received the Program Review Determination Letter from the DOE.

On January 7, 2013, the DOE notified our Columbia, MD campus that an on-site Program Review was scheduled to begin on March 4, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-13 award years.

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

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the HEA and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2012, we derived approximately 81% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, student performances and outcomes, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

If any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, each of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs constitutes an event of default under our credit agreement, which we and our subsidiaries entered into with a syndicate of banks on April 5, 2012. An event of default on our credit agreement could result in the acceleration of all amounts then outstanding under our credit agreement. The various regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

Congress has changed, and may make other changes, to the laws applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Political and budgetary concerns significantly affect Title IV programs.  Congress periodically revises the HEA and other laws governing Title IV HEA Programs and annually determines the funding level for each Title IV Program. On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315 reauthorized the Title IV programs through at least September 30, 2014.  Congress will be considering reauthorization of the Title IV HEA programs, but it is unknown when Congress will begin or complete that process or what changes will be made to the HEA or other laws affecting Federal student aid.  Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through those programs could result in increased administrative costs and decreased profit margin.

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

The HELP Committee held several hearings beginning in 2010 focusing on the proprietary education sector.  In August 2010, the HELP Committee issued a wide-ranging request for information from 30 proprietary education entities, including our company.  We responded to this request and in February 2011 to a follow-up request.  The majority staff of the HELP Committee issued a report in July 2012 with its findings from the review of the proprietary education sector, some of which were critical of the proprietary education sector.

We cannot predict what if any legislation or other actions will be taken or proposed by the HELP Committee or Congress in response to the hearings, the requests for information from our company and other entities, the reauthorization of the HEA, or other activities of the Committee or Congress.  Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those programs or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin.  In addition, current requirements for student or school participation in Title IV programs may change or one or more of the present Title IV programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

Index

Congress has made recent changes to the law that have and could continue to have an adverse effect on our business.

On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the “Appropriations Act”). The new law significantly impacted the federal student aid programs authorized under Title IV of HEA.

Ability-to-Benefit — The Appropriations Act also eliminated federal student aid eligibility for all students without a “certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.”  The Appropriations Act makes an exception for students who have completed a secondary school education in a home school setting that is treated as a home school or private school under state law. Therefore, students who do not have a high school diploma or a recognized equivalent (e.g., a GED), or do not meet the home school requirements, and who first enroll in a program of study on or after July 1, 2012, are not eligible to receive Title IV student aid.   Students will qualify for Title IV student aid under one of the ability-to-benefit (ATB) alternatives if the student was enrolled in a Title IV eligible program prior to July 1, 2012. Those alternatives include the student passing an independently-administered, approved ATB test or successfully completing at least six credit hours or 225 clock hours of postsecondary education. A student who does not possess a high school diploma, or a recognized equivalent, but who is enrolled in a Title IV eligible program any time prior to July 1, 2012 may be eligible to receive Title IV student assistance after July 1, 2012.  As of December 31, 2012, approximately 4.2% of our total student population were ATB students.  We ceased enrolling ability to benefit students effective July 1, 2012.

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

Federal Pell Grant Duration of Eligibility — The Appropriations Act also amended the HEA to reduce the duration of a student’s eligibility to receive a federal Pell Grant from 18 semesters (or its equivalent) to 12 semesters (or its equivalent). This provision applies to all federal Pell Grant eligible students effective with the 2012-13 award year. This eliminated the ability of some of our students to continue to receive Pell Grants, depending on their prior receipt of Pell Grants from our institutions and from other institutions prior to enrolling in our schools.

On April 15, 2011, President Obama signed H.R. 1473, the Full-Year Continuing Resolution which funds the federal government for the remainder of the 2011 fiscal year.  This Continuing Resolution, among other things, permanently repeals the year-round Pell Grant beginning with the 2011-2012 award year.  The year-round program had allowed students in accelerated programs to obtain two Pell Grants in a single award year. As a result of the repeal, students may obtain only one Pell Grant per award year.  This change impacted some of our students’ ability to finance their education and/or affected their decision to attend our institutions, which had a material adverse effect on our business and results of operations.

The DOE has changed its regulations, and may make other changes in the future, in a manner which could require us to incur additional costs in connection with our administration of the Title IV programs, affect our ability to remain eligible to participate in the Title IV programs, impose restrictions on our participation in the Title IV programs, affect the rate at which students enroll in our programs, or otherwise have a material adverse effect on our business and results of operations.

The DOE issued final regulations on October 29, 2010, with a general effective date of July 1, 2011, that covered a broad range of topics.  See “Regulatory Environment – DOE Development of New Regulations.”  The implementation of all of the October 2010 final regulations required us to change certain of our practices to comply with these requirements.  The changes to our practices, or our inability to comply with the final regulations on or after their effective date, have had and may continue to have a material adverse effect on our business and results of operations.

The DOE also published final regulations on June 30, 2011 regarding gainful employment that were scheduled to take effect on July 1, 2012, and would apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. Such educational programs include all of the Title IV-eligible educational programs at each of our institutions.  See “Regulatory Environment – DOE Development of New Regulations.”  On June 30, 2012, the United States District Court for the District of Columbia issued a decision that vacated most of the gainful employment regulations and remanded those regulations to the DOE for further action.  On July 6, 2012, the DOE issued an electronic announcement acknowledging that the Court had vacated the repayment rate metric as well as the debt-to-income gainful employment metrics that would have gone into effect on July 1, 2012.  The DOE also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs.  The Court’s decision is subject to appeal by the DOE and could be modified or reversed on appeal.  Moreover, the DOE could take further action to address the Court’s concerns regarding the regulations and obtain approval to enforce the regulations, or the DOE could issue new regulations regarding gainful employment.  We cannot predict what steps the DOE will take in response to the Court’s decision, how long those steps would take, or whether those steps will result in the DOE being able to enforce the gainful employment regulations or issuing new regulations. The implementation of gainful employment regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

The DOE has evaluated the financial responsibility requirements of our institutions on a consolidated basis.  Based on our calculations, our 2012 and 2011 consolidated financial statements reflect a composite score for the Company of 1.6 and 2.1, respectively.  However, our 2012 composite score is subject to confirmation by the DOE once it receives and reviews our audited financial statements for the 2012 fiscal year.

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. For a description of these criteria, see “Regulatory Environment – Administrative Capability.”

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL program is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15%. Our Denver institution's Perkins Loan cohort default rate was 30.5% for students scheduled to begin repayment in the 2011-2012 federal award year.

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

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A decrease in Title IV funding could adversely affect our revenue, as we received approximately 81% of our revenue (calculated based on cash receipts) from Title IV Programs in 2012, which would have a material adverse effect on our business and results of operations.

Index

We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based  directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE issued final rules effective July 1, 2011 that amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule.  The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule.  The implementation of the final regulations required us to change our compensation practices and has had and may continue to have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.  If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

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

In addition, the new DOE rules also require institutions offering postsecondary education through distance education, such as online programs, to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state to meet any state requirements for it to be legally offering postsecondary distance education in that state.  See “Regulatory Environment – State Authorization.”  If we are unable to obtain the required approvals, our students in the affected schools or programs may be unable to receive Title IV funds, and we may be unable to recruit students or operate in that state, which could have a material adverse effect on our business and operations. In June 2012, the United States Court of Appeals for the District of Columbia vacated the new DOE rules with respect to state authorization of distance education.  The Court affirmed an order of a Federal District Court that vacated the portion of the state authorization regulation that requires an institution to meet state requirements in a state in which it has distance education students, but in which it is not physically located or otherwise subject to state jurisdiction.  The DOE issued a Dear Colleague Letter acknowledging the decision of the Court of Appeals and stating that the DOE would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they related to distance education.

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

Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2012 fiscal year, our institutions' 90/10 Rule percentages ranged from 72.3% to 93.0%.  For 2011, none of our institutions derived more than 90% of their revenues from Title IV Programs.  For 2012, our Dayton institution (consisting of a main campus and eight additional locations) had a 90/10 Rule percentage of 93.0% and was our only institution with a 90/10 Rule percentage above 90%.  For 2010, our Dayton institution (consisting of a main campus and six additional locations) had a 90/10 Rule percentage of 96.9% and was our only institution with a 90/10 Rule percentage above 90% in 2010.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program, increased. This increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, resulted in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the above-mentioned relief from certain loan limit increases expired for loans received on or after July 1, 2011, and the above-mentioned institutional loan relief is scheduled to expire for institutional loans made on or after July 1, 2012.  If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to change the calculation methodology, to make other changes, or if there were a reduction in funding in other forms of federal or state financial aid, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

Index

In September 2012, the DOE published final two-year cohort default rates for each of our institutions for the 2010 fiscal year.  The rates range from 11.6% to 23.9%.  None of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2010 fiscal year.  See “Regulatory Environment – Student Loan Defaults.”  In late March 2013, the DOE is expected to issue draft two-year cohort default rates for the 2011 fiscal year.

In September 2012, the DOE released final three-year cohort default rates for fiscal year 2009.  The rates for the 2009 fiscal year under the new methodology ranged from 16.9% to 36.3%.  For the 2009 fiscal year, seven of our institutions had three-year cohort default rates of at least 30%.  See “Regulatory Environment – Student Loan Defaults.”  In late March 2013, the DOE is expected to release draft three-year cohort default rates for fiscal year 2010.

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

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2012, approximately 81% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees.

In connection with the students' receipt of federal financial aid, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Title IV Programs, and the regulations issued thereafter by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the various federal student financial aid programs.  The DOE has published new regulations, proposed other regulations, and may propose additional regulations in the future that are applicable to our institutions.  Failure of an institution to comply with new or existing DOE regulations could result in sanctions that could have a material adverse effect on our business, including, but not limited to:

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

The growth rate of enrollment in degree-granting, postsecondary institutions over the next ten years is expected to be slower than in the prior ten years.  Growth rates of online postsecondary education enrollment are also expected to be slower in future periods. In addition, the number of high school graduates eligible to enroll in degree-granting, postsecondary institutions is expected to fall before resuming a growth pattern for the foreseeable future. Although, as of December 31, 2012, only 15.7% of our students were enrolled in degree-granting programs (primarily at the associate's degree level), our strategy is to expand our degree granting offerings. In order to increase our current growth rates in degree granting programs, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of diploma or degree granting programs that we offer and seek to offer. Our failure to attract new students, or the decisions by prospective students to seek diploma or degree programs in other disciplines, would have an adverse impact on our future growth. Over the two years, we have seen decreases in our enrollment growth due to, among other things, eliminating “ability to benefit” students admitted to our schools.  Beginning July 1, 2012, “ability to benefit” students were no longer eligible to receive federal student aid.  Therefore, our institutions are unable to enroll “ability to benefit” students requiring federal student aid starting July 1, 2012.  See “Regulatory Environment – Ability To Benefit Students.”  These changes to our business model are decreasing our enrollments and our revenue and causing pressure on our margins.

Index

Our business could be adversely impacted by additional legislation, regulations, or investigations regarding private student lending because students attending our schools rely on private student loans to pay tuition and other institutional charges.

The U.S. Consumer Financial Protection Bureau (“CFPB”), under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, has supervisory authority over private education loan providers.  The CFPB has been active in conducting investigations into the private student loan market and issuing several reports with findings that are critical of the private student loan market.  The CFPB has initiated investigations into the lending practices of other institutions in the for-profit education sector.  The CFPB has issued procedures for further examination of private education loans and published requests for information regarding repayment plans and regarding arrangements between schools and financial institutions.  We cannot predict whether any of this activity, or other activities, will result in Congress, the CFPB or other regulators adopting new legislation or regulations, or conducting new investigations, into the private student loan market or into the loans received by our students to attend our institutions.  Any new legislation, regulations, or investigations regarding private student lending could limit the availability of private student loans to our students, which could have a material adverse effect on our business and operations.

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

Index

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

Index

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

Our total assets reflect substantial intangible assets. At December 31, 2012, goodwill and identified intangibles, net, associated with our acquisitions represented approximately 19.5% of total assets. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

In 2012, we tested goodwill and indefinite-lived intangibles for impairment and determined that impairments existed which resulted in a pre-tax charge of $34.7 million ($5.5 million included in discontinued operations).

In 2011, we tested goodwill and indefinite-lived intangibles for impairment and determined that an impairment existed which resulted in a pre-tax charge of $10.4 million ($2.1 million included in discontinued operations).

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

Index

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

As of December 31, 2012, we operated 38 campuses and five training sites in 17 states. 16 of those schools are located in the states of New Jersey, Connecticut and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey, Connecticut or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey, Connecticut and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

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

In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which could negatively impact the cohort default rates of our institutions. Our 2010 cohort default rates at our institutions, as reported by the DOE range from 11.6% to 23.9%.  Our 2009 cohort default rates at our institutions, as reported by the DOE range from 8.1% to 20.9%. The weakness in the economy could continue to increase default rates. For information regarding the historical default rates for our schools, see "Business—Regulatory Environment—Federal Family Education Loan Program" in this Annual Report on Form 10-K. An increase in our cohort default rates in excess of specified levels could cause our institutions to lose their eligibility to participate in some or all Title IV Programs which could have a material adverse effect on our operations. See “Risk Factors—Risks Related to Our Industry.” Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues, in this Annual Report on Form 10-K.

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

As of December 31, 2012, we leased all of our facilities, except for our campuses in West Palm Beach, Florida, Nashville, Tennessee, Grand Prairie, Texas, Cincinnati (Tri-County), Ohio, Suffield, Connecticut, and Denver, Colorado, all of which we own. Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and one of our facilities in Grand Prairie, Texas) were also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2012, all of our existing leases expire between March 2013 and October 2032.

The following table provides information relating to our facilities as of December 31, 2012, including our corporate office:

Location	Brand	Approximate Square Footage
Henderson, Nevada	Euphoria Institute	18,000
Las Vegas, Nevada	Euphoria Institute	19,000
North Las Vegas, Nevada	Euphoria Institute	12,000
Southington, Connecticut	Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
West Palm Beach, Florida	Lincoln College of Technology	117,000
Suffield, Connecticut		132,000
Hartford, Connecticut	Lincoln Technical Institute	367,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Fern Park, Florida	Lincoln Technical Institute	46,000
Hamden, Connecticut	Lincoln Technical Institute	14,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	21,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	36,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute	42,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000

Index

Properties Continued

Location	Brand	Approximate Square Footage
Nashville, Tennessee	Lincoln College of Technology	278,000
Cincinnati (Tri-County), Ohio	Lincoln College of Technology	30,000
Dayton, Ohio	Lincoln College of Technology	27,000
Florence, Kentucky	Lincoln College of Technology	22,000
Toledo, Ohio	Lincoln College of Technology	28,000
Cleveland, Ohio	Lincoln College of Technology	25,000
West Orange, New Jersey	Corporate Office	52,000
Melbourne, Florida	Florida Medical Training Institute	11,000
Jacksonville, Florida	Florida Medical Training Institute	7,000
Tampa, Florida	Florida Medical Training Institute	8,000
Miami, Florida	Florida Medical Training Institute	7,000
Coral Springs, Florida	Florida Medical Training Institute	7,000

We believe that our facilities are suitable for their present intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material effect on our business, financial condition, results of operations or cash flows.

On November 21, 2012, we received a Civil Investigation Demand from the Attorney General of the Commonwealth of Massachusetts relating to their investigation of whether we and certain of our academic institutions have complied with certain Massachusetts state consumer protection and finance laws.  Pursuant to the Civil Investigative Demand, the Attorney General has requested from us and certain of our academic institutions documents and detailed information from the time period January 1, 2008 to the present.  The Company has responded to this request and intends to continue cooperating with the Attorney General’s Office.

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

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Select Market, for the periods indicated and the cash dividends per share declared on our common stock:

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2012
First Quarter	$9.60	$7.62	$0.07
Second Quarter	$7.91	$5.49	$0.07
Third Quarter	$6.38	$3.44	$0.07
Fourth Quarter	$5.94	$3.64	$0.07

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2011
First Quarter	$16.62	$14.28	$0.25
Second Quarter	$17.29	$14.11	$0.25
Third Quarter	$19.46	$7.62	$0.25
Fourth Quarter	$9.64	$6.89	$0.07

On March 6, 2013, the last reported sale price of our common stock on the Nasdaq Global Select Market was $6.17 per share.  As of March 6, 2013, based on the information provided by Continental Stock Transfer & Trust Company, there were approximately 42 stockholders of record of our common stock.

Dividend Policy

On October 30, 2012, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on December 31, 2012 to shareholders of record on December 14, 2012.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

Index

Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock during the period from January 2, 2008 through December 31, 2012 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on January 2, 2008, and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a filing.

Stock Performance Graph
(1/2/08 - 12/31/12)
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/2/2008
12/31/2008
12/31/2009
12/31/2010
12/30/2011
12/31/2012
LINC
Peer Group
S&P 500
Russell 2000

Companies in the Peer Group include Apollo Group, Inc., Corinthian Colleges, Inc., Career Education Corp., DeVry, Inc., ITT Educational Services, Inc., Strayer Education, Inc. and Universal Technical Institute, Inc.

Index

Securities Authorized for Issuance under Equity Compensation Plans
We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2012 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	655,875	$14.72	280,410
Equity compensation plans not approved by security holders	-	-	-
Total	655,875	$14.72	280,410

Index

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2012 and historical consolidated balance sheet data at December 31, 2012 and 2011 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2009 and 2008 and historical consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial information not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

Statement of Operations Data, Year Ended December 31:
Revenue	$402,697	$491,821	$604,762	$526,745	$364,617
Cost and expenses:
Educational services and facilities	192,205	210,892	227,331	202,501	150,394
Selling, general and administrative (1)	204,299	232,478	257,621	243,975	183,875
(Gain) loss on sale of assets	(75)	5	(14)	33	80
Impairment of goodwill and long-lived assets	33,925	8,290	4,850	215	-
Total costs and expenses	430,354	451,665	489,788	446,724	334,349
Operating (loss) income	(27,657)	40,156	114,974	80,021	30,268
Other:
Interest income	2	40	30	29	113
Interest expense	(4,475)	(4,369)	(4,523)	(4,272)	(2,151)
Other income	14	18	45	35	-
(Loss) income from continuing operations before income taxes	(32,116)	35,845	110,526	75,813	28,230
(Benefit) provision for income taxes	(8,235)	14,730	44,839	31,557	11,243
(Loss) income from continuing operations	(23,881)	21,115	65,687	44,256	16,987
(Loss) gain from discontinued operations, net of income taxes	(13,305)	(3,575)	4,044	4,983	3,208
Net (loss) income	$(37,186)	$17,540	$69,731	$49,239	$20,195
Basic
(Loss) earnings per share from continuing operations	$(1.08)	$0.96	$2.69	$1.68	$0.67
(Loss) earnings per share from discontinued operations	(0.60)	(0.16)	0.17	0.19	0.13
Net (loss) income per share	$(1.68)	$0.80	$2.86	$1.87	$0.80
Diluted
(Loss) earnings per share from continuing operations	$(1.08)	$0.95	$2.63	$1.63	$0.65
(Loss) earnings per share from discontinued operations	(0.60)	(0.16)	0.16	0.19	0.13
Net (loss) income per share	$(1.68)	$0.79	$2.79	$1.82	$0.78
Weighted average number of common shares outstanding:
Basic	22,195	22,020	24,418	26,337	25,308
Diluted	22,195	22,155	25,024	27,095	25,984
Other Data:
Capital expenditures	$8,839	$38,119	$42,352	$24,018	$20,166
Depreciation and amortization from continuing operations	25,592	26,924	25,281	23,857	17,797
Number of campuses	38	39	39	38	34
Average student population from continuing operations (2)	18,086	23,276	29,735	26,404	19,199
Cash dividend declared per common share	$0.28	$0.07	$1.00	$-	$-
Balance Sheet Data, At December 31:
Cash and cash equivalents	$61,708	$26,524	$65,995	$46,076	$15,234
Working capital (deficit) (3)	40,939	1,540	(4,176)	4,494	(19,840)
Total assets	346,774	362,251	412,822	388,368	268,042
Total debt (4)	73,527	36,508	56,945	57,328	10,174
Total stockholders' equity	198,477	239,025	222,485	218,636	174,949

Index

All amounts have been restated to give effect to discontinued operations in 2012.

(1)           Selling, general and administrative expenses include $1.4 million and $0.9 million of acquisition costs incurred during the years ended December 31, 2009 and 2008, respectively, in connection with the acquisition of BAR which was completed on January 20, 2009.

(2)           Average student population includes diploma and above students and excludes short certificate programs.

(3)           Working capital (deficit) is defined as current assets less current liabilities.

(4)           Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2012 incurred in connection with a sale-leaseback transaction as further described in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

GENERAL

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2012, we enrolled 16,235 students in diploma and degree programs and 305 in certificate programs at our 38 campuses and five training sites across 17 states (exclusive of discontinued operations).  Of those schools, 16 are located in the states of New Jersey, Connecticut and Pennsylvania.

We have increased our geographic footprint and our diversity through acquisitions and through initial start-ups. Our campuses, a majority of which serve major metropolitan markets, are located throughout the United States. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas. All of our schools are either nationally or regionally accredited and are eligible to participate in federal financial aid programs.

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

Historically, our revenue grew as a result of strategic acquisitions coupled with organic growth.  Commencing in late 2010, the DOE proposed regulations that place a greater focus on student outcomes.  Specifically, these regulations are intended to ensure that students' debt levels can be serviced with the salary levels they can obtain after graduation and, consequently, that students are able to repay their government loans.  The proposed regulations resulted in our admissions becoming more selective. As a result of the regulations, we identified “ability to benefit” students as a high risk due to their greater likelihood to drop out and subsequently default on their loans, and we reduced the number of “ability to benefit” students we would admit.  These changes to our business model decreased our enrollments and our revenues and caused pressure on our margins as we decreased these students to below 10% of our population over the last several years.

As a result of a greater percentage of financial aid available, a greater number of students were able to finance their educations entirely from financial aid sources. While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule. Because of the increases in Title IV student loan limits and grants in recent years, it has become difficult for us to comply with the 90/10 Rule. We considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs. We decided to restructure program offerings. This resulted in increasing the financing gaps between tuition and the amount of financial aid available to cover the financing gap. This resulted in students having to attend classes longer each week as well as students having to make regular monthly cash payments.   These actions have led to a decrease in the number of students who have enrolled at our institutions.  In addition, in May the President signed the Appropriations Act which eliminated the ability of ATB students to obtain financial aid.  This led to further reductions in our student population and revenues.

Our operating expenses, while a function of our revenue growth, contain a high fixed cost component. Our educational services and facilities expenses as a percentage of revenues increased to 47.7% in 2012 from 42.9% in 2011 and 37.6% in 2010, and selling, general and administrative expenses increased as a percentage of revenue to 50.8% in 2012 from 47.2% in 2011 and 42.6% in 2010. The revenue increases we experienced in 2010 produced meaningful leverage and operating margins.  As our enrollment declined, we experienced significant negative leverage due to lower utilization at our schools.

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

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 81% of our cash receipts relating to revenues in 2012.

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

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. However, we believe that these risks are somewhat mitigated due to the following:

•	Annual federal Title IV loan limits, including grants have increased. Title IV funds represented 81% of our 2012 revenue on a cash basis;
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

For the year ended December 31, 2012, approximately 81% of our revenue on a cash basis was derived from Title IV funds and approximately 19% was derived from state grants and cash payments made by students.  The HEA requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 rule. For the year ended December 31, 2011, approximately 84% of our revenue on a cash basis was derived from Title IV funds, approximately 16% was derived from state grants and cash payments made by students.  The credit crisis that has impacted the financial markets has had a limited impact on our ability to finance our creditworthy students.  However, no assurance can be given that the worsening of the economy or tightening of the credit markets would not have a negative impact on our ability to continue to finance our creditworthy students.  We have several alternative lenders that will provide private party loans to creditworthy students.  For non-credit worthy students, we provide the gap financing for them to be able to attend school. As of December 31, 2012, we had outstanding loan commitments to our students of $34.7 million as compared to $26.4 million at December 31, 2011.  Loan commitments, net of interest that would be due on the loans through maturity, were $25.0 million at December 31, 2012 as compared to $20.2 million at December 31, 2011.  Commitments at December 31, 2012 represented an average commitment balance, including interest of approximately $6,500.

Our bad debt expense as a percentage of revenue decreased to 5.0% for 2012 from 5.9% in 2011 and 6.2% in 2010.  The decrease in 2012 as compared to 2011 was attributable to our focused efforts on improving financial aid processes and collection activities which resulted in lower outstanding balances of our students including better collections from graduates than historically estimated. The decrease in 2011 as compared to 2010 was attributable to improved cash collections as well as our continuing efforts to further centralize the administration of our financial aid department.  During the fourth quarter, we also reduced the allowance for our graduates as our experience has been significantly better than anticipated.  The impact of this reduction was $1.5 million for the fourth quarter and the year.  Had we kept our graduate reserve consistent with the prior year, our bad debt expense as a percentage of revenue would have been 5.4%.

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

Index

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

Based on audited financial statements for the 2012, 2011 and 2010 fiscal years, our calculations resulted in composite scores for those years of 1.6, 2.1 and 1.8, respectively.

The operating expenses associated with an existing school do not increase or decrease proportionally as the number of students enrolled at the school increases or decreases. We categorize our operating expenses as:

•
Educational services and facilities.  Major components of educational services and facilities expenses include faculty compensation and benefits, expenses of books and tools, facility rent, maintenance, utilities, depreciation and amortization of property and equipment used in the provision of education services and other costs directly associated with teaching our programs excluding student services which is included in selling, general and administrative expenses.

•
Selling, general and administrative.  Selling, general and administrative expenses include compensation and benefits of employees who are not directly associated with the provision of educational services (such as executive management and school management, finance and central accounting, legal, human resources and business development), marketing and student enrollment expenses (including compensation and benefits of personnel employed in sales and marketing and student admissions), costs to develop curriculum, costs of professional services, bad debt expense, rent for our corporate headquarters, depreciation and amortization of property and equipment that is not used in the provision of educational services and other costs that are incidental to our operations. Selling, general and administrative expenses also includes the cost of all student services including financial aid and career services.  All marketing and student enrollment expenses are recognized in the period incurred.

We use advertising to attract a substantial portion of our yearly student enrollment. We utilize a mix of different advertising mediums, including television, internet and direct mail.

DISCONTINUED OPERATIONS

On July 31, 2012, our Board of Directors approved a plan to cease operations at seven of our campuses.  The adjustments made to our business model to better align with the DOE’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Appropriations Act which eliminated the ability to enroll ATB students, have made these campuses no longer viable.  Accordingly, we decided to cease operations at these campuses and stopped enrolling new students in 2012.  All seven schools had ceased operations as of December 31, 2012.  The results of their operations are reflected as discontinued operations in our consolidated financial statements.

The results of operations at these seven campuses for the three year periods ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$8,500	$20,804	$34,732

(Loss) income before income tax	(22,142)	(5,260)	7,657
Income tax (benefit) expense	(8,837)	(1,685)	3,613
Net (loss) income from discontinued operations	$(13,305)	$(3,575)	$4,044

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.5 million, $2.1 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Index

ACQUISITIONS

Acquisitions have been, and are expected to continue to be, a component of our growth strategy. We conduct financial, operational and regulatory due diligence. After an acquisition is completed, we utilize our staff to integrate the acquisition with our policies, procedures and systems.

On April 18, 2012, we acquired all of the rights, title and interest in certain assets and liabilities of FMTI for total consideration of $1.7 million, net of cash acquired.  FMTI has five locations in Florida: Melbourne, Jacksonville, Tampa, Miami and Coral Springs.  FMTI currently offers certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant, Fire Fighter and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.  The acquisition of FMTI is an important part of our strategy to diversify the non-title IV cash received by us while remaining true to our core strengths of being a leading provider of vocational skills.

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

Allowance for uncollectible accounts.    Based upon experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables. We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts. In establishing our allowance for uncollectible accounts, we consider, among other things, current and expected economic conditions, a student's status (in-school or out-of-school), whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Our bad debt expense as a percentage of revenues for the years ended December 31, 2012, 2011 and 2010 was 5.0%, 5.9% and 6.2%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2012, 2011 and 2010 would have resulted in an increase in bad debt expense of $4.0 million, $4.9 million and $6.0 million, respectively.

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

Index

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

Goodwill represents a significant portion of our total assets. As of December 31, 2012, goodwill was approximately $65.5 million, or 18.9%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings and discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value. If necessary, the second step is conducted comparing the carrying value of our reporting units to their implied fair value.

At December 31, 2012, we tested goodwill for impairment and determined that an impairment of approximately $18.3 million existed for seven of our reporting units.  At June 30, 2012, we concluded that the decrease in the Company’s market capitalization was an indicator of potential impairment and, accordingly, we tested goodwill for impairment.  The tests indicated that five of our reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax charge of $15.4 million in the second quarter of 2012 ($5.5 million included in discontinued operations).  The fair values of these reporting units were estimated using the expected present value of future cash flows.  No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value.

We concluded that the decrease in our market capitalization as of September 30, 2011 was an indicator of potential impairment and, accordingly, we tested goodwill and indefinite-lived intangibles for impairment.  The tests indicated that five of the Company’s reporting units were impaired, which resulted in an expense of $9.3 million in the third quarter of 2011 ($1.0 million included in discontinued operations).  At December 31, 2011, we tested goodwill for impairment and determined it did not have an impairment.  At December 31, 2010, we tested goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units ($1.4 million included in discontinued operations).

Stock-based compensation.    We currently account for stock-based employee compensation arrangements by using the Black-Scholes valuation model and utilize straight-line amortization of compensation expense over the requisite service period of the grant.  We make an estimate of expected forfeitures at the time options are granted.

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. During 2011, there were no new stock option grants.  The weighted average fair values of options granted during 2012, and 2010 were $2.52, and $8.48, respectively, using the following weighted average assumptions for grants:

	At December 31,
	2012	2010
Expected volatility	51.25%	45.00%
Expected dividend yield	4%	0%
Expected life (term)	4.65 Years	4.82 Years
Risk-free interest rate	0.87%	1.95%
Weighted-average exercise price during the year	$7.79	$20.78

The expected volatility considers the volatility of our common stock that has been traded for a period commensurate with the expected life.  The expected term of options granted represents the period of time that options granted are expected to be outstanding based on historical experience. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life.  The 2012 expected dividend yield presumes a set dividend rate based on the current dividend yield.  For 2010, the dividend yield is 0% because at the time the options were granted we had not intended to declare or pay dividends on our common stock.

Index

Results of Continuing Operations for the Three Years Ended December 31, 2012

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	47.7%	42.9%	37.6%
Selling, general and administrative	50.8%	47.2%	42.6%
Impairment of goodwill and long-lived assets	8.4%	1.7%	0.8%
Total costs and expenses	106.9%	91.8%	81.0%
Operating income	-6.9%	8.2%	19.0%
Interest expense, net	-1.1%	-0.9%	-0.7%
Other income	0.0%	0.0%	0.0%
Income from continuing operations before income taxes	-8.0%	7.3%	18.3%
Provision for income taxes	-2.1%	3.0%	7.4%
Income from continuing operations	-5.9%	4.3%	10.9%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue.   Revenue decreased by $89.1 million, or 18.1%, to $402.7 million for the year ended December 31, 2012 from $491.8 million for the year ended December 31, 2011.   The decrease was primarily attributable to a 22.3% decrease in average student population, which decreased to 18,086 for the year ended December 31, 2012 from 23,276 for the year ended December 31, 2011, partially offset by a 5.4% increase in average revenue per student.

The decrease in average student population is due to adjustments in our business model to be better aligned with the DOE’s increased emphasis on student outcomes as well as our efforts to comply with the 90/10 and cohort default rate rules.  In addition, the current economic environment, our decision to stop enrolling fully online students in early 2012 and regulatory changes under the Appropriations Act which eliminated our ability to enroll ATB students, also contributed to the decline in average student population.  As part of these measures, we implemented a more selective student enrollment policy to ensure that we enroll students who demonstrate a strong ability to achieve successful student outcomes, including higher graduation and repayment rates and lower student debt levels.  We also restructured certain programs and altered program offerings at some of our campuses which resulted in lower financial aid funding availability and higher student cash contributions.  We believe that these changes, coupled with the current economic conditions, have resulted in an increase in the number of potential students who are hesitant to take on debt and thus not enrolling in our schools.  This led to a significant decline in student starts and average student population.

Average revenue per student increased 5.4% for the year ended December 31, 2012 from the year ended December 31, 2011, primarily from tuition increases that averaged 3%, improved student retention which led to higher revenue per student and from changes to some of our program offerings, which shortened the delivery time of these programs thus slightly accelerating revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $18.7 million, or 8.9%, to $192.2 million for the year ended December 31, 2012 from $210.9 million for the year ended December 31, 2011.  This decrease in educational services and facilities expense was due to a $15.3 million, or 13.2%, decrease in instructional expenses, a $1.7 million, or 7.7%, decrease in books and tools expense, and a $1.8 million, or 2.4%, decrease in facilities expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population as well as our cost savings efforts in connection with the lower student population.  The decrease in books and tools expense was attributable to a decline in student starts of approximately 1,700 for the year ended December 31, 2012 compared to the year ended December 31, 2011. We began 2012 with approximately 9,000, or 32.8%, fewer students than we had on January 1, 2011.  Facilities expense decreased primarily due to lower depreciation expense related to an impairment charge of long-lived assets and lower capital expenditures during the current year as well as decreased repairs and maintenance expenses and utilities expenses due to rate reductions in certain states.

Education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding drop in population.

Index

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 47.7% for the year ended December 31, 2012 from 42.9% for the year ended December 31, 2011.

Selling, general and administrative expense.    Our selling, general and administrative expense for the year ended December 31, 2012 was $204.3 million, a decrease of $28.2 million, or 12.1%, from $232.5 million for the year ended December 31, 2011.  This decrease was primarily due to an $11.4 million, or 9.4%, decrease in administrative expenses, a $13.3 million, or 15.3%, decrease in sales and marketing expenses and a $3.5 million, or 14.5%, decrease in student services expenses.

The decrease in administrative expenses was primarily due to:(a) a $8.6 million reduction in bad debt expense; (b) a $0.8 million decrease in costs associated with the financial accounting system implemented during 2011 as well as reduced maintenance expenses for our student management system; (c) $0.6 million lower non capitalized furniture expenses from the prior year as a result of the relocation of our Denver campus in 2011; and (d) a $1.0 million decrease in travel expenses attributed to our cost savings efforts.

The bad debt expense as a percentage of revenue was 5.0% for the year ended December 31, 2012, compared to 5.9% for the year ended December 31, 2011. The reduction in bad debt as a percentage of revenue was due to our focused efforts on financial aid processes and collection activities which resulted in lower outstanding balances of our students and positive historical experience with graduate students.  The number of days revenue outstanding at December 31, 2012 increased to 21.2 days, compared to 17.7 days at December 31, 2011. This increase in days outstanding is attributable to the increase in our loan commitments to our students.

The decrease in sales and marketing expenses was primarily due to a reduction in marketing expenses as well as a reduction in the number of admissions representatives in order to align our cost structure to our student population.

Student services expenses decreased due to a reduction in the number of financial aid employees, as we aligned our cost structure to our student population. As a percentage of revenues, selling, general and administrative expense for the year ended December 31, 2012 increased to 50.8% from 47.2% for the year ended December 31, 2011.

As of December 31, 2012, we had outstanding loan commitments to our students of $34.7 million as compared to $26.4 million at December 31, 2011.  Loan commitments, net of interest that would be due on the loans through maturity, were $25.0 million at December 31, 2012 as compared to $20.2 million at December 31, 2011.  The increase in loan commitment during the year is attributable to changes we made to certain programs resulting in higher financing gaps for our students to better enable us to comply with the 90/10 Rule.

Impairment of goodwill and long-lived assets.    At December 31, 2012, we tested our goodwill and long-lived assets for impairment and determined that an impairment of approximately $19.6 million existed for seven of our reporting units and four asset groups related to long-lived assets.  At June 30, 2012, we tested our goodwill and long-lived assets for impairment and determined that an impairment charge of approximately $23.7 million existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets ($9.4 million included in discontinued operations).  At September 30, 2011, we tested our goodwill and long-lived assets for impairment and determined that an impairment of approximately $10.4 million existed for five reporting units ($2.1 million included in discontinued operations).

Net interest expense.    Our net interest expense for the year ended December 31, 2012 was $4.5 million essentially flat compared to the year ended December 31, 2011.

Income taxes.    Our benefit for income taxes for the year ended December 31, 2012 was $8.2 million, or 25.6% of pretax loss, compared to a provision for income taxes of $14.7 million, or 41.1%, of pretax income for the year ended December 31, 2011. The effective tax rate decrease was due to the effect of nondeductible permanent items mainly comprised of goodwill impairment charges.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue.   Revenue decreased by $112.9 million, or 18.7%, to $491.8 million for 2011 from $604.8 million for 2010.   The decrease in revenue was primarily attributable to a 21.7% decrease in average student population, which decreased to 23,276 for the year ended December 31, 2011 from 29,735 for the year ended December 31, 2010.

The decrease in average student population was due to adjustments in our business model to be better aligned with the DOE’s increased emphasis on student outcomes and our efforts to comply with the 90/10 and cohort default rate rules.  As part of these measures, we implemented a more selective student enrollment policy to ensure that we enroll students that demonstrate a strong ability to achieve successful student outcomes, including higher graduation and repayment rates and lower student debt levels.  We also restructured certain programs and altered program offerings at some of our campuses which resulted in lower financial aid funding availability and higher student cash contributions.  We believe these changes, coupled with the current economic conditions are resulting in an increase in the number of potential students who are hesitant to take on debt and thus not enrolling in our schools. Consequently, this has resulted in a significant decline in student starts and the average student population at these campuses.

Average revenue per student increased 3.9% for the year ended December 31, 2011 from the year ended December 31, 2010, primarily from tuition increases which ranged from 3% to 5% annually and from changes to some of our program offerings which shortened the delivery time of these programs and slightly accelerated revenue. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Index

Educational services and facilities expenses.   Our educational services and facilities expenses decreased by $16.4 million, or 7.2%, to $210.9 million for the year ended December 31, 2011 from $227.3 million for the year ended December 31, 2010.  This decrease in educational services and facilities expenses was due to a $7.5 million, or 6.1% decrease in instructional expenses, a $9.6 million, or 30.9% decrease in books and tools expense, offset by a $0.7 million, or 0.9%, increase in facilities expense primarily related to higher depreciation expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a decline in student starts of approximately 13,500 for the year ended December 31, 2011, compared to the year ended December 31, 2010, as well as the timing of class starts.  Facilities expense increased due to higher depreciation expense from capital expenditures in 2010, which was partially offset by a reduction in property taxes.

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

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 42.9% for the year ended December 31, 2011 from 37.6% for the year ended December 31, 2010.

Selling, general and administrative expenses.    Our selling, general and administrative expenses for the year ended December 31, 2011 were $232.5 million, a decrease of $25.1 million, or 9.8%, from $257.6 million for the year ended December 31, 2010.  The decrease in our selling, general and administrative expenses was primarily due to a $15.8 million, or 11.5%, decrease in administrative expenses, a $8.7 million, or 9.1%, decrease in sales and marketing expenses and a $0.6 million, or 2.6%, decrease in student services expenses.

The decrease in administrative expenses was primarily due to an $8.8 million reduction in bad debt expense and a $6.0 million reduction in compensation and benefits.

Our bad debt expense as a percentage of revenue was 5.9% for the year ended December 31, 2011, as compared to 6.2% for the year ended December 31, 2010.  The number of days revenue outstanding at December 31, 2011decreased to 17.7 days, compared to 23.5 days at December 31, 2010. This improvement in days outstanding is attributable to the completion of centralizing the transmission process of financial aid disbursement files.

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

The decrease in sales and marketing expenses during the year ended December 31, 2011 was primarily due to a decrease in the number of admissions representatives in order to align our cost structure to our population.  This resulted in savings of approximately $2.1 million.  In addition, we aligned our marketing expenses to be more in line with our reduced revenue.

We strive to align our expenses throughout the year to our student population.  As our population increases or decreases, we align our personnel and our expenses to the extent possible to meet the needs of our existing population.

As a percentage of revenues, selling, general and administrative expenses for the year ended December 31, 2011 increased to 47.2% from 42.6% for the year ended December 31, 2010.

Impairment of goodwill and long-lived assets.     At September 30, 2011, we tested our goodwill and determined an impairment of approximately $9.4 million existed for five reporting units ($1.0 million included in discontinued operations).  The impairment of goodwill was triggered by a decrease in our market capitalization.  There was a $1.0 million impairment of long-lived assets due to a regional accreditation indefinite intangible asset that is no longer being utilized and which was included in discontinued operations.  At December 31, 2011, we tested our goodwill for impairment and determined no impairment charge was necessary.  At December 31, 2010, we tested our goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of our reporting units ($1.4 million included in discontinued operations).

Net interest expense.    Our net interest expense for the year ended December 31, 2011 was essentially flat compared to the year ended December 31, 2010.

Index

Income taxes.    Our provision for income taxes for the year ended December 31, 2011 was $14.8 million, or 41.1% of pretax income, compared to $44.8 million, or 40.6% of pretax income for the year ended December 31, 2010. The effective tax rate increase was due to an increase in nondeductible goodwill impairment charges for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2012:

	Cash Flow Summary
	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$15,986	$36,838	$114,464
Net cash used in investing activities	$(10,187)	$(37,389)	$(42,111)
Net cash provided by (used in) financing activities	$29,385	$(38,920)	$(52,434)

As of December 31, 2012, we had cash and cash equivalents of $61.7 million, representing an increase of approximately $35.2 million as compared to $26.5 million as of December 31, 2011.  This increase is primarily due to $37.5 million of borrowings under our credit facility during the fourth quarter of 2012.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our credit facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our credit facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all.  At December 31, 2012, we had net borrowings available under our $85 million credit agreement of approximately $45.9 million, including a $23.4 million sub-limit on letters of credit.  The credit agreement matures on April 5, 2015. As of December 31, 2012, we had $37.5 million outstanding under our credit agreement.  This amount was paid in full on January 3, 2013.  As of December 31, 2012, we had outstanding letters of credit aggregating $1.6 million, which primarily comprised of security deposits in connection with certain of our real estate leases.

Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 81% of our cash receipts relating to revenues in 2012. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay. In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Operating Activities

Net cash provided by operating activities was $16.0 million for the year ended December 31, 2012 as compared to $36.8 million for year ended December 31, 2011.  The $20.8 million decrease in net cash provided by operating activities primarily resulted from a reduction in net income, offset by decreases in income taxes paid and other working capital items.

Investing Activities

Net cash used in investing activities decreased by $27.2 million to $10.2 million for the year ended December 31, 2012 from $37.4 million for the year ended December 31, 2011. The decrease was primarily attributable to a $29.3 million reduction in cash used for capital expenditures offset by the acquisition of FMTI of $1.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Our 2012 capital expenditures mainly resulted from leasehold improvements and facility expansions as well as investments in campuses, classroom furniture and shop technology.  The decrease in capital expenditures for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to our relocation of our Denver campus in 2011 coupled with decreases in overall student population.

Index

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

Capital expenditures are expected to range from 4% to 5% of revenues in 2013 as compared to 2.1% in 2012.  We expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Net cash provided by financing activities was $29.4 million for the year ended December 31, 2012, as compared to net cash used in financing activities of $38.9 million for the year ended December 31, 2011. The decrease of $68.3 million was primarily attributable to our increased net borrowings of $57.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 and a reduction in dividends paid of $12.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 as we lowered our dividend rate to $0.07 per quarter from $0.25 per quarter in 2011.

Credit Agreement. On April 5, 2012, we, as borrower, and certain of our wholly-owned subsidiaries, as guarantors, entered into the credit agreement with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million (the “Credit Agreement”).

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At December 31, 2012, we had outstanding borrowings of $37.5 million. At December 31, 2012, we had outstanding letters of credit aggregating $1.6 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

	As of December 31,
	2012	2011
Credit agreement	$37,500	$-
Finance obligation	9,672	9,672
Capital lease-property (with a rate of 8.0%)	26,344	26,715
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	11	121
Subtotal	73,527	36,508
Less current maturities	(412)	(481)
Total long-term debt	$73,115	$36,027

We believe that our cash flows from operations and borrowings available under our credit agreement will provide us with adequate resources for our ongoing operations through 2013 and our currently identified and planned capital expenditures.

Index

Climate Change

Climate change has not had and is not expected to have a significant effect on our operations.

Contractual Obligations

Long-Term Debt and Lease Commitments.    As of December 31, 2012, our long-term debt consisted of borrowings under our Credit Facility, the finance obligation in connection with our sale-leaseback transaction in 2001, and amounts due under capital lease obligations. We lease offices, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement (including interest) (1)	$37,514	$-	$37,514	$-	$-
Capital leases (including interest)	52,543	2,506	4,988	5,234	39,815
Uncertain income taxes	135	135	-	-	-
Operating leases	142,311	22,546	40,865	30,445	48,455
Rent on finance obligation	6,064	1,516	3,032	1,516	-
Total contractual cash obligations	$238,567	$26,703	$86,399	$37,195	$88,270

(1)	Amounts outstanding under the Credit Agreement were repaid on January 3, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2012, except for our letters of credit and surety bonds.  Letters of credit of $1.6 million are primarily comprised of security deposits in connection with certain of our real estate leases. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2012, we posted surety bonds in the total amount of approximately $14.9 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

We have calculated that, for our 2012 fiscal year, our institutions’ 90/10 Rule percentages ranged from 72.3% to 93.0%.  For 2012, our Dayton institution (consisting of a main campus and eight additional locations) derived 93.0% of its revenues from Title IV programs.  For 2011, none of our institutions derived more than 90% of their revenues from Title IV Programs.  For 2010, our Dayton institution (consisting of a main campus and six additional locations) derived 96.9% of its revenues from Title IV programs. It was our only institution with a 90/10 Rule percentage above 90%.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  We anticipate that our acquisition of FMTI in April 2012 will allow this institution to meet its 90/10 ratio in 2013.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL, increased. This increase, coupled with increases in grants from the Pell program and other Title IV loan limits, resulted in some of our schools experiencing an increase in the proportion of the revenues they receive from Title IV Programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The temporary relief under the HEA for calculating 90/10 Rule compliance expired for loans received on or after July 1, 2011 and expired for institutional loans made on or after July 1, 2012.

The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we saw a reduction in the loan commitments we offered our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student received.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs to create a financing gap.  We decided to restructure program offerings. This resulted in an increase in the financing gap between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  Loan commitments to our students increased during 2012 by approximately $8.3 million.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

The overall increase in the percentages of Title IV received by our institutions has also caused us to look for other sources of non-Title IV cash.  This led to our acquisition of FMTI in April 2012 and may lead to additional acquisitions of complimentary “cash only” businesses.

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

The HEA increased the measuring period for each cohort default rate calculation by one year. Starting with the 2009 cohort, the DOE calculates both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate, which is expected to be published for each of our institutions in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements instead of the two-year rates currently used for those purposes.   If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in the FDL and Federal Stafford Loan programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.   If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in the Pell, FDL, and FFEL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

Index

In September 2012, the DOE published final two-year cohort default rates for each of our institutions for the 2010 fiscal year.  The rates range from 11.6% to 23.9%.  None of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2010 federal fiscal year. In late March 2013, the DOE is expected to issue draft two-year cohort default rates for the 2011 fiscal year.

In September 2012, the DOE released final three-year cohort default rates for fiscal year 2009.  The rates for the 2009 federal fiscal year under the new methodology ranged from 16.9% to 36.3%.  For the 2009 federal fiscal year, seven of our institutions had three-year cohort default rates of at least 30%. In late March 2013, the DOE is expected to release draft three-year cohort default rates for fiscal year 2010.

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

ATB Students

ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a DOE approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of December 31, 2012, approximately 4.2% of our students were classified as ATB students.  On December 23, 2011, President Obama signed into law the Appropriations Act. This law eliminates the ability of ATB students who first enroll after July 1, 2012 to participate in federal student financial aid programs.  As a result, we stopped enrolling ATB students as of July 1, 2012.  This reduction in ATB students has negatively impacted our total enrollment and our revenue.

Index

Outlook

In addition to the 90/10 Rule, cohort default rates, gainful employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to significant deterioration in student enrollments. This deterioration continued into the fourth quarter of 2012 as we experienced a decrease in student starts of 21.5% versus the fourth quarter of 2011.  For the year ended December 31, 2012 student starts from continuing operations declined 7.7%.  Included in this amount is a decline of 76.7% from our decision in early 2012 to stop enrolling fully online students.  The economic environment continues to negatively impact enrollments as students and their parents are hesitant to take on debt.    We believe that the decline in student starts as compared to prior-year periods will continue to improve in the next few quarters but at a slower pace, and while we cannot accurately predict to what degree with any certainty, we believe that the loss of the ATB student enrollments coupled with what we expect to be a prolonged economic downturn will slow our rate of growth.

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

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 4.5% (as calculated in the credit agreement) as of December 31, 2012.  As of December 31, 2011, we had $37.5 million outstanding under our credit agreement.

Based on our outstanding debt balance as of December 31, 2012, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.4 million, or less than $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 on this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2012 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte &Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report included in this Form 10-K that follows.

/s/ Shaun McAlmont
Shaun McAlmont
Chief Executive Officer
March 12, 2013

/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
March 12, 2013

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

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

10.2	Employment Agreement, dated as of January 8, 2013, between the Company and Scott M. Shaw (8).

10.3	Employment Agreement, dated as of January 8, 2013, between the Company and Cesar Ribeiro (8).

10.4	Employment Agreement, dated as of January 8, 2013, between the Company and Shaun E. McAlmont (8).

10.5	Employment Agreement, dated as of January 8, 2013, between the Company and Piper P. Jameson (8).

10.6	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Pl an (7).

10.7	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (1).

10.8	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.9	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.10	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.11	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.12*	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan.

10.13	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (9).

Index

10.14	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.15	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(7)	Registration Statement on Form S-8 (Registration No. 333-173880)

(8)	Incorporated by reference to the Company’s Form 8-K filed January 10, 2013.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

*	Filed herewith.

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

Date: March 12, 2013

LINCOLN EDUCATIONAL SERVICES CORPORATION

	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun McAlmont	Chief Executive Officer and Director	March 12, 2013
Shaun McAlmont

/s/ Cesar Ribeiro	Executive Vice President, Chief Financial Officer and	March 12, 2013
Cesar Ribeiro	Treasurer (Principal Accounting and Financial Officer)

/s/ Alvin O. Austin	Director	March 12, 2013
Alvin O. Austin

/s/ Peter S. Burgess	Director	March 12, 2013
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 12, 2013
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 12, 2013
Celia H. Currin

/s/ Paul E. Glaske	Director	March 12, 2013
Paul E. Glaske

/s/ Charles F. Kalmbach	Director	March 12, 2013
Charles F. Kalmbach

/s/ Alexis P. Michas	Director	March 12, 2013
Alexis P. Michas

/s/ J. Barry Morrow	Director	March 12, 2013
J. Barry Morrow

Index

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 11, 2013

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, cash flows and financial statement schedule for the year ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 11, 2013

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,708	$26,524
Accounts receivable, less allowance of $17,751 and $20,194 at December 31, 2012 and 2011, respectively	17,370	19,696
Inventories	2,677	3,051
Prepaid income taxes and income taxes receivable	7,085	11,743
Deferred income taxes, net	7,729	8,725
Prepaid expenses and other current assets	2,944	2,919
Total current assets	99,513	72,658

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $137,834 and $122,274 at December 31, 2012 and 2011, respectively	154,096	180,014
OTHER ASSETS:
Noncurrent receivables, less allowance of $1,078 and $1,664 at December 31, 2012 and 2011, respectively	6,109	5,572
Deferred finance charges	774	329
Deferred income taxes, net	17,065	1,877
Goodwill	65,527	97,371
Other assets, net	3,690	4,430
Total other assets	93,165	109,579
TOTAL	$346,774	$362,251

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$412	$481
Unearned tuition	34,648	43,242
Accounts payable	13,500	15,468
Accrued expenses	9,746	11,296
Other short-term liabilities	268	631
Total current liabilities	58,574	71,118

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	73,115	36,027
Pension plan liabilities	6,901	6,594
Accrued rent	8,663	8,365
Other long-term liabilities	1,044	1,122
Total liabilities	148,297	123,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2012 and 2011, issued and outstanding 29,659,457 shares at December 31, 2012 and 28,548,274 shares at December 31, 2011	141,377	141,377
Additional paid-in capital	22,677	19,535
Treasury stock at cost - 5,910,541 shares at December 31, 2012 and 2011	(82,860)	(82,860)
Retained earnings	124,059	167,689
Accumulated other comprehensive loss	(6,776)	(6,716)
Total stockholders' equity	198,477	239,025
TOTAL	$346,774	$362,251

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

REVENUE	$402,697	$491,821	$604,762
COSTS AND EXPENSES:
Educational services and facilities	192,205	210,892	227,331
Selling, general and administrative	204,299	232,478	257,621
(Gain) loss on sale of assets	(75)	5	(14)
Impairment of goodwill and long-lived assets	33,925	8,290	4,850
Total costs & expenses	430,354	451,665	489,788
OPERATING (LOSS) INCOME	(27,657)	40,156	114,974
OTHER:
Interest income	2	40	30
Interest expense	(4,475)	(4,369)	(4,523)
Other income	14	18	45
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(32,116)	35,845	110,526
(BENEFIT) PROVISION FOR INCOME TAXES	(8,235)	14,730	44,839
(LOSS) INCOME FROM CONTINUING OPERATIONS	(23,881)	21,115	65,687
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(13,305)	(3,575)	4,044
NET (LOSS) INCOME	$(37,186)	$17,540	$69,731
Basic
(Loss) earnings per share from continuing operations	$(1.08)	$0.96	$2.69
(Loss) earnings per share from discontinued operations	(0.60)	(0.16)	0.17
Net (loss) income per share	$(1.68)	$0.80	$2.86
Diluted
(Loss) earnings per share from continuing operations	$(1.08)	$0.95	$2.63
(Loss) earnings per share from discontinued operations	(0.60)	(0.16)	0.16
Net (loss) income per share	$(1.68)	$0.79	$2.79
Weighted average number of common shares outstanding:
Basic	22,195	22,020	24,418
Diluted	22,195	22,155	25,024

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	December 31,
	2012	2011	2010
Net (loss) income	$(37,186)	$17,540	$69,731
Other comprehensive (loss) income
Employee pension plan adjustments, net of taxes of $25, $1,321 and $102 for the years ended December 31, 2012, 2011 and 2010, respectively	(60)	(1,968)	153
Comprehensive (loss) income	$(37,246)	$15,572	$69,884

See notes to consolidated financial statements

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2010	27,722,471	$137,689	$14,161	$(32,771)	$104,458	$(4,901)	$218,636
Net income	-	-	-	-	69,731	-	69,731
Employee pension plan adjustments, net of taxes	-	-	-	-	-	153	153
Stock-based compensation expense
Restricted stock	17,624	-	2,036	-	-	-	2,036
Stock options	-	-	629	-	-	-	629
Purchase of treasury stock	-	-	-	(50,089)	-	-	(50,089)
Tax benefit of options exercised	-	-	1,484	-	-	-	1,484
Net share settlement for equity-based compensation	(52,214)	(112)	(932)	-	-	-	(1,044)
Cash dividend of $1.00 per common share	-	-	-	-	(22,200)	-	(22,200)
Exercise of stock options	422,106	3,149	-	-	-	-	3,149
BALANCE - December 31, 2010	28,109,987	140,726	17,378	(82,860)	151,989	(4,748)	222,485
Net income	-	-	-	-	17,540	-	17,540
Employee pension plan adjustments, net of taxes	-	-	-	-	-	(1,968)	(1,968)
Stock-based compensation expense
Restricted stock	393,431	-	3,141	-	-	-	3,141
Stock options	-	-	400	-	-	-	400
Tax benefit of option exercised	-	-	158	-	-	-	158
Tax deficiency of stock-based awards and canceled	-	-	(740)	-	-	-	(740)
Net share settlement for equity-based compensation	(68,250)	(60)	(802)	-	-	-	(862)
Cash dividend of $0.07 per common share	-	-	-	-	(1,583)	-	(1,583)
Cash dividend declared true-up	-	-	-	-	(257)	-	(257)
Exercise of stock options	113,106	711	-	-	-	-	711
BALANCE - December 31, 2011	28,548,274	141,377	19,535	(82,860)	167,689	(6,716)	239,025
Net loss	-	-	-	-	(37,186)	-	(37,186)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	(60)	(60)
Stock-based compensation expense
Restricted stock	1,213,621	-	3,982	-	-	-	3,982
Stock options	-	-	358	-	-	-	358
Tax deficiency of stock-based awards and cancels	-	-	(667)	-	-	-	(667)
Net share settlement for equity-based compensation	(102,438)	-	(531)	-	-	-	(531)
Cash dividend of $0.28 per common share	-	-	-	-	(6,444)	-	(6,444)
BALANCE - December 31, 2012	29,659,457	$141,377	$22,677	$(82,860)	$124,059	$(6,776)	$198,477

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

	Year Ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,186)	$17,540	$69,731
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,848	28,464	26,218
Deferred income taxes	(14,229)	3,200	2,431
(Gain) loss on disposition of assets	(71)	5	(8)
Impairment of goodwill and long-lived assets	43,364	10,377	6,244
Provision for doubtful accounts	21,056	30,553	39,106
Stock-based compensation expense	4,340	3,541	2,665
Tax benefit associated with exercise of share based payments	-	(158)	(1,484)
Deferred rent	421	768	1,566
(Increase) decrease in assets, net of acquisition of business:
Accounts receivable	(19,202)	(15,317)	(36,732)
Inventories	421	504	(226)
Prepaid income taxes and income taxes receivable	4,053	(13,268)	(2,830)
Prepaid expenses and current assets	(1,274)	(1,670)	4,511
Other assets	999	696	(439)
Increase (decrease) in liabilities, net of acquisition of business:
Accounts payable	(2,180)	(5,510)	2,338
Accrued expenses	(1,688)	(14,936)	(984)
Pension plan liabilities	(718)	(276)	(822)
Unearned tuition	(9,466)	(7,702)	2,857
Other liabilities	498	27	322
Total adjustments	53,172	19,298	44,733
Net cash provided by operating activities	15,986	36,838	114,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	694	164
Capital expenditures	(8,839)	(38,119)	(42,352)
Proceeds from sale of property and equipment	124	36	77
Acquisition of business, net of cash acquired	(1,472)	-	-
Net cash used in investing activities	(10,187)	(37,389)	(42,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	37,500	-	20,000
Payments on borrowings	-	(20,000)	(20,000)
Payment of deferred finance fees	(659)	-	-
Proceeds from exercise of stock options	-	711	3,149
Tax benefit associated with exercise of share based payments	-	158	1,484
Net share settlement for equity-based compensation	(531)	(862)	(1,044)
Dividends paid	(6,444)	(18,490)	(5,550)
Principal payments under capital lease obligations	(481)	(437)	(384)
Purchase of treasury stock	-	-	(50,089)
Net cash provided by (used in) financing activities	29,385	(38,920)	(52,434)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	35,184	(39,471)	19,919
CASH AND CASH EQUIVALENTS—Beginning of year	26,524	65,995	46,076
CASH AND CASH EQUIVALENTS—End of year	$61,708	$26,524	$65,995

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2012	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,184	$4,003	$4,180
Income taxes	$226	$23,218	$49,331
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,789	$1,166	$5,962
Dividends payable	$-	$-	$16,650

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2012

(In thousands, except share and per share amounts, schools, training sites, campuses and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and Subsidiaries (the "Company") is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Science, Skilled Trades, Hospitality Services and Business and Information Technology. The Company currently has 38 schools and five training sites in 17 states across the United States.

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

Allowance for uncollectible accounts—Based upon experience and judgment, an allowance is established for uncollectible accounts with respect to receivables. In establishing the allowance for uncollectible accounts, we consider, among other things, current and expected economic conditions, a student's status (in-school or out-of-school), whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history.

Fair Value of Financial Instruments—The carrying value of cash and cash equivalents approximates fair value at December 31, 2012 and 2011.  In addition, the carrying value of all borrowings under the credit agreement approximates fair value at December 31, 2012 and 2011.  The account receivable, net balances are presented within current and non-current assets on the consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

Inventories—Inventories consist mainly of textbooks, tools and supplies. Inventories are valued at the lower of cost or market on a first-in, first-out basis.

Property, Equipment and Facilities—Depreciation and Amortization—Property, equipment and facilities are stated at cost. Major renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or other disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating (loss) income. For financial statement purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is computed over the lesser of the term of the lease or its estimated useful life.

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

Index

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $34.2 million, $40.8 million and $44.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

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

At December 31, 2012, the Company tested goodwill for impairment and determined that an impairment of approximately $18.3 million existed for seven of its reporting units.  The Company concluded that the decrease in the Company’s market capitalization as of June 30, 2012 was an indicator of potential impairment and, accordingly, the Company tested goodwill for impairment.  The tests indicated that five of the Company’s reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax charge of $15.4 million in the second quarter of 2012 ($5.5 million included in discontinued operations).  The fair values of these reporting units were estimated using the expected present value of future cash flows.  No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value.

The Company concluded that the decrease in the Company’s market capitalization as of September 30, 2011 was an indicator of potential impairment and, accordingly, the Company tested goodwill and indefinite-lived intangibles for impairment.  The tests indicated that five of the Company’s reporting units were impaired, which resulted in an expense of $9.3 million in the third quarter of 2011 ($1.0 million included in discontinued operations). At December 31, 2011, the Company tested goodwill for impairment and determined it did not have an impairment.  At December 31, 2010, the Company tested goodwill for impairment and determined that an impairment of approximately $6.2 million existed for three of its reporting units ($1.4 million included in discontinued operations).

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $0.25 million. The Company's cash balances on deposit at December 31, 2012, exceeded the balance insured by the FDIC by approximately $60.3 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2012 and 2011.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those related to revenue recognition, bad debts, impairments, fixed assets, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

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

Index

The Company amortizes the fair value of the performance-based restricted stock based on determination of the probable outcome of the performance condition.  If the performance condition is expected to be met, then the Company amortizes the fair value of the number of shares expected to vest utilizing straight-line basis over the requisite performance period of the grant.  However, if the associated performance condition is not expected to be met, then the Company does not recognize the stock-based compensation expense.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2012 and 2011, the interest and penalties expense associated with uncertain tax positions are not significant to the Company’s results of operations or financial position.

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

The Company concluded that as of December 31, 2012 there was an indicator of potential impairment and, accordingly, the Company tested long-lived assets for impairment and determined that certain long-lived assets at four campuses were impaired.  This resulted in a pre-tax charge of $1.3 million for leasehold improvements.  The Company concluded that as of June 30, 2012 there was an indicator of potential impairment and, accordingly, the Company tested long-lived assets for impairment and determined that certain long-lived assets at 10 campuses were impaired.  This resulted in a pre-tax charge of $8.3 million which included leasehold improvements of $8.1 million and definite-lived intangible assets of $0.2 million ($4.0 million included in discontinued operations).

The Company recorded an impairment charge of $1.0 million in the third quarter of 2011 related to a regional accreditation indefinite intangible asset that is no longer being utilized and is included in discontinued operations.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance and are effective upon issuance and the amendments that are subject to transition guidance will be effective for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, which amends and corrects various sections in the Codification pursuant to Staff Accounting Bulletin (“SAB”) No. 114, SEC Release No. 33-9250 and ASU No. 2010-22. The amendments and corrections in this ASU are effective upon issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). This update allows an entity to first assess qualitative factors to determine whether it must perform a quantitative impairment test. An entity would be required to calculate the fair value of an indefinite-lived intangible asset, if the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for impairment tests performed for our interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Index

In June 2011, issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  The Company early adopted this amendment and has presented statements of comprehensive (loss) income.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for the Company for annual and interim goodwill impairment tests performed beginning after January 1, 2012 for the Company. The adoption of this standard did not have any impact on our consolidated financial position or results of operations.

2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the "DOE"). During the years ended December 31, 2012, 2011 and 2010, approximately 81%, 84% and 83%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the year ended December 31, 2011, the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.  For the year ended December 31, 2012, the Company determined that one of its institutions received approximately 93% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.  For the year ended December 31, 2010, the Company determined that the same institution as noted above received approximately 97% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds. A proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.  None of the Company’s institutions has derived more than 90% of its total revenue from the Title IV programs for two consecutive years.

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

The DOE has evaluated the financial responsibility of the Company’s institutions on a consolidated basis.  The Company has submitted to the DOE its audited financial statements for the 2011 and 2010 fiscal years reflecting a composite score of 2.1 and 1.8, respectively, based upon its calculations, and that its schools meet the DOE standards of financial responsibility. For the 2012 fiscal year, the Company has calculated its composite score to be 1.6.  However, this is subject to determination by the DOE once it receives and reviews the Company’s audited financial statements for the 2012 fiscal year.

Index

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2012, 2011 and 2010, respectively were as follows:

	Year Ended December 31,
	2012	2011	2010
Basic shares outstanding	22,195,407	22,019,563	24,418,460
Dilutive effect of stock options	-	135,437	605,713
Diluted shares outstanding	22,195,407	22,155,000	25,024,173

For the year ended December 31, 2012, options to acquire 71,989 shares were excluded from the above table because the Company reported a net loss for the year and therefore their impact on reported loss per share would have been antidilutive.  For the years ended December 31, 2012, 2011 and 2010, options to acquire 216,908, 399,583, and 201,500 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported (loss) earnings per share would have been antidilutive.

In 2011, the Company issued certain members of management performance shares that vest when certain performance conditions are met.  These performance conditions have not been met in 2012 with respect to the Company’s performance shares.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 134,131 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the year ended December 31, 2012.  Refer to Note 10 for more information on performance shares.

4.	DISCONTINUED OPERATIONS

On July 31, 2012, the Company’s Board of Directors approved a plan to cease operations at seven campuses.  The adjustments made to the Company’s business model to better align with the DOE’s increased emphasis on student outcomes and the Company’s efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, which eliminated the ability to enroll “ability to benefit” (“ATB”) students, have made these campuses no longer viable.  Accordingly, the Company ceased operations at these campuses as of December 31, 2012.  The results of operations are reflected as discontinued operations in the consolidated financial statements.

The results of operations at these seven campuses for the three year periods ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$8,500	$20,804	$34,732

(Loss) income before income tax	(22,142)	(5,260)	7,657
Income tax (benefit) expense	(8,837)	(1,685)	3,613
Net (loss) income from discontinued operations	$(13,305)	$(3,575)	$4,044

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.5 million, $2.1 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	BUSINESS ACQUISITIONS

On April 18, 2012, the Company acquired all of the rights, title and interest in certain assets and liabilities of Florida Medical Training Institute, Inc. (“FMTI”) for total consideration of $1.7 million, net of cash acquired.  FMTI has five locations in Florida: Melbourne, Jacksonville, Tampa, Miami and Coral Springs.  FMTI currently offers certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant, Fire Fighter and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.  The Company acquired FMTI as it does not receive Title IV funding.  The purchase price allocation resulted $2.9 million allocated to assets including $0.5 million to intangible assets and $1.9 million to goodwill and $1.4 million to liabilities.  The goodwill is tax deductible and represents the value of entering a new market where there is no Title IV funding.

Index

6.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 are as follows:

Balance as of January 1, 2011:
Goodwill	$115,303
Accumulated impairment losses	(8,594)
106,709

Goodwill impairment (1)	(9,338)
Balance as of December 31, 2011:
Goodwill	115,303
Accumulated impairment losses	(17,932)
97,371

Acquisition of FMTI	1,873
Goodwill impairment (2)	(33,717)
Balance as of December 31, 2012:
Goodwill	117,176
Accumulated impairment losses	(51,649)
$65,527

(1)	$1.0 million included in discontinued operations.
(2)	$5.5 million included in discontinued operations.

Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2011	$-	$180	$509	$1,268	$1,150	$1,980	$5,087

Acquisition of FMTI (1)	25	-	25	-	224	200	474
Write-off (4)	-	-	-	-	-	(1,980)	(1,980)
Impairment (2)	-	-	(168)	-	(250)	-	(418)
Gross carrying amount at December 31, 2012	25	180	366	1,268	1,124	200	3,163

Accumulated amortization at	-	-	262	-	620	1,952	2,834
December 31, 2011
Amortization	25	-	74	-	135	56	290
Write-off (4)	-	-	-	-	-	(1,980)	(1,980)
Impairment (2)	-	-	(127)	-	(85)	-	(212)
Accumulated amortization at December 31, 2012	25	-	209	-	670	28	932

Net carrying amount at	$-	$180	$157	$1,268	$454	$172	$2,231
December 31, 2012

Weighted average amortization period (years)		Indefinite	7	Indefinite	9	3

Index

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2010	$4,827	$660	$839	$2,307	$1,150	$2,181	$11,964

Reclassification (3)	-	(480)	480	-	-	-	-
Write-off (4)	(4,827)	-	(810)	-	-	(201)	(5,838)
Impairment (5)	-	-	-	(1,039)	-	-	(1,039)
Gross carrying amount at December 31, 2011	-	180	509	1,268	1,150	1,980	5,087

Accumulated amortization at December 31, 2010	4,824	-	503	-	505	1,478	7,310

Amortization	3	-	569	-	115	675	1,362
Write-off (4)	(4,827)	-	(810)	-	-	(201)	(5,838)
Accumulated amortization at	-	-	262	-	620	1,952	2,834
December 31, 2011

Net carrying amount at	$-	$180	$247	$1,268	$530	$28	$2,253
December 31, 2011

Weighted average amortization period (years)		Indefinite	6	Indefinite	10	3

(1)	The Company purchased FMTI in April 2012. Refer to Note 5 for more information on the purchase.
(2)	Refer to Note 1 for more information related to the impairment.
(3)	Reclassification due to the Company’s plan to rebrand one of its institutions.
(4)	The Company wrote-off the value of fully amortized assets not in service.
(5)	The impairment relates to regional accreditation indefinite intangible asset that is no longer being utilized.

Amortization of intangible assets for the years ended December 31, 2012, 2011 and 2010 was approximately $0.3 million, $1.4 million and $2.2 million, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2013	$225
2014	224
2015	156
2016	112
2017	46
Thereafter	20

$783

Index

7.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2012	2011
Land	-	$18,363	$18,363
Buildings and improvements	1-25	192,990	206,499
Equipment, furniture and fixtures	1-12	79,172	75,112
Vehicles	3	1,231	1,155
Construction in progress	-	174	1,159
		291,930	302,288
Less accumulated depreciation and amortization		(137,834)	(122,274)
		$154,096	$180,014

Included above in buildings and improvements are buildings acquired under capital leases as of December 31, 2012 and 2011 of $26.8 million, each net of accumulated depreciation of $7.0 million and $5.2 million, respectively.

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2012 and 2011 of $0.6 million and $0.7 million, respectively, net of accumulated depreciation of $0.6 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2012 and 2011 of $0.6 million, respectively, net of accumulated depreciation of $0.4 million and $0.3 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $26.4 million, $26.3 million and $23.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2012	2011
Accrued compensation and benefits	$3,163	$4,701
Other accrued expenses	6,583	6,595
	$9,746	$11,296

Index

9.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2012	2011
Credit agreement (a)	$37,500	$-
Credit agreement (b)	-	-
Finance obligation (c)	9,672	9,672
Capital lease-property (with a rate of 8.0%) (d)	26,344	26,715
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	11	121
	73,527	36,508
Less current maturities	(412)	(481)
	$73,115	$36,027

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At December 31, 2012, the Company had outstanding letters of credit aggregating $1.6 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of December 31, 2012, the Company is in compliance with all financial covenants.

As of December 31, 2012, the Company had $37.5 million outstanding under the Credit Agreement. The interest rate on borrowings under the credit agreement during the year ended December 31, 2012 was 4.5%.  Amounts outstanding under the credit agreement were repaid on January 3, 2013.

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

Index

As of December 31, 2011, the Company had no amounts outstanding under the old Credit Agreement.

(c) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2012 were $1.5 million, respectively. These payments have been reflected in the accompanying consolidated statements of operations as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is December 31, 2016.

(d) In 2009, the Company assumed real estate capital leases in Fern Park, Florida and Hartford, Connecticut.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

Scheduled maturities of long-term debt and lease obligations at December 31, 2012 are as follows:

Year ending December 31,
2013	$412
2014	435
2015	37,971
2016	10,243
2017	748
Thereafter	23,718
$73,527

10.	STOCKHOLDERS' EQUITY

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

In 2012, 2011 and 2010, the Company completed a net share settlement for 102,438, 68,250 and 52,214 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2012, 2011 and/or 2010, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or stock options to the Company.  These transactions resulted in a decrease of approximately $0.5 million, $0.9 million and $1.0 million in 2012, 2011 and 2010, respectively, to equity as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

Index

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2011	501,551	$16.10
Restricted stock awarded	1,213,621	4.82
Restricted stock vested	(374,088)	9.30

Nonvested restricted stock outstanding at December 31, 2012	1,341,084	7.79

The restricted stock expense for each of the years ended December 31, 2012, 2011 and 2010 was $4.0 million, $3.1 million and $2.0 million, respectively. The unrecognized restricted stock expense as of December 31, 2012 and 2011 was $8.6 million and $6.8 million, respectively.  As of December 31, 2012, outstanding restricted shares under the LTIP had an aggregate intrinsic value of $7.5 million.

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

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. During 2011 there were no new stock option grants.  The weighted average fair values of options granted during 2012 and 2010 were $2.52 and $8.48 respectively, using the following weighted average assumptions for grants:

	At December 31,
	2012	2010
Expected volatility	51.25%	45.00%
Expected dividend yield	4%	0%
Expected life (term)	4.65 Years	4.82 Years
Risk-free interest rate	0.87%	1.95%
Weighted-average exercise price during the year	$7.79	$20.78

The expected volatility considers the volatility of the Company common stock that has been traded for a period commensurate with the expected life.  The expected term of options granted represents the period of time that options granted are expected to be outstanding based on historical experience. The risk-free rate used is based on the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life.  The 2012 expected dividend yield presumes a set dividend rate based on the current dividend yield.  The 2010 dividend yield is 0% because at the time the options were granted the Company had not intended to declare or pay dividends on its common stock.

Index

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2009	1,183,921	$11.74	4.95 years	$11,934
Granted	68,000	20.78
Cancelled	(108,875)	15.15
Exercised	(422,106)	7.46		5,668

Outstanding December 31, 2010	720,940	14.59	5.14 years	2,095
Cancelled	(74,459)	12.80
Exercised	(113,106)	6.29		759

Outstanding December 31, 2011	533,375	16.60	4.68 years	-
Granted	157,000	7.79
Cancelled	(34,500)	12.26

Outstanding December 31, 2012	655,875	14.72	4.89 years	-

Vested or expected to vest as of December 31, 2012	623,609	15.02	4.67 years	-

Exercisable as of December 31, 2012	494,543	16.60	3.54 years	-

As of December 31, 2012, unrecognized pre-tax compensation expense for all unvested stock option awards is approximately $0.3 million which will be expensed over the weighted-average period of approximately 2.1 years.

The following table presents a summary of options outstanding at December 31, 2012:

	At December 31, 2012
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$4.00-$13.99	262,792	7.11	$9.63	115,792	$11.96
$14.00-$19.99	277,083	3.19	16.42	277,083	16.42
$20.00-$25.00	116,000	3.89	22.19	101,668	22.37
	655,875	4.89	14.72	494,543	16.60

11.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

Index

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2012	2011	2010
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$21,233	$17,903	$16,326
Service cost	35	117	91
Interest cost	872	939	918
Actuarial loss	1,926	3,008	1,210
Benefits paid	(897)	(734)	(642)
Benefit obligation at end of year	23,169	21,233	17,903

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	14,639	15,087	13,134
Actual return on plan assets	1,807	12	1,773
Employer contributions	719	274	822
Benefits paid	(897)	(734)	(642)
Fair value of plan assets-end of year	16,268	14,639	15,087

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(6,901)	$(6,594)	$(2,816)

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2012	2011	2010
Noncurrent liabilities	$(6,901)	$(6,594)	$(2,816)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2012	2011	2010
Accumulated loss	$(11,276)	$(11,191)	$(7,903)
Deferred income taxes	4,500	4,475	3,155
Accumulated other comprehensive loss	$(6,776)	$(6,716)	$(4,748)

The accumulated benefit obligation was $23.2 million and $21.2 million at December 31, 2012 and 2011, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2012	2011	2010
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$35	$117	$91
Interest cost	872	939	918
Expected return on plan assets	(1,021)	(1,034)	(1,041)
Recognized net actuarial loss	1,056	742	732
Net periodic benefit cost	$942	$764	$700

 The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $1.0 million.

The following tables present plan assets using the fair value hierarchy as of December 31, 2012 and 2011.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Index

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$7,455	$-	$-	$7,455
Fixed income	5,835	-	-	5,835
International equities	2,957	-	-	2,957
Cash and equivalents	21	-	-	21
Balance at December 31, 2012	$16,268	$-	$-	$16,268

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,798	$-	$-	$6,798
Fixed income	5,289	-	-	5,289
International equities	2,538	-	-	2,538
Cash and equivalents	14	-	-	14
Balance at December 31, 2011	$14,639	$-	$-	$14,639

Fair value of total plan assets by major asset category as of December 31:

	2012	2011	2010
Equity securities	46%	47%	48%
Fixed income	36%	36%	37%
International equities	18%	17%	15%
Cash and equivalents	0%	0%	0%
Total	100%	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2012	2011	2010
Discount rate	3.55%	4.10%	5.75%
Rate of compensation increase	1.75%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2012	2011	2010
Discount rate	4.10%	5.18%	5.18%
Rate of compensation increase	4.00%	4.00%	4.00%
Long-term rate of return	7.00%	7.00%	8.00%

As this plan was frozen to non-union employees on December 31, 1994, the difference between the projected benefit obligation and accumulated benefit obligation is not significant in any year.

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

Index

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

The Company expects to make $0.8 million in contributions to the plan in 2013.  However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was $0.7 million for the year ended December 31, 2012 and $0.3 million for the year ended December 31, 2011.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2013	$1,002
2014	1,050
2015	1,167
2016	1,255
2017	1,320
Years 2018-2022	7,082

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount up to 6% of compensation. For the years ended December 31, 2012, 2011 and 2010, the Company's expense for the 401(k) plan amounted to $2.0 million, $2.3 million and $2.2 million, respectively.

12.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$4,499	$8,570	$34,392
State	1,494	2,960	8,016
Total	5,993	11,530	42,408

Deferred:
Federal	(11,394)	3,312	2,742
State	(2,834)	(112)	(311)
Total	(14,228)	3,200	2,431

Total (benefit) provision	$(8,235)	$14,730	$44,839

Index

The components of the deferred tax assets are as follows:

	At December 31,
	2012	2011
Deferred tax assets
Current:
Accrued vacation	$60	$63
Net operating loss carryforwards	586	586
Allowance for bad debts	7,083	8,076
Total current deferred tax assets	7,729	8,725

Deferred tax assets
Noncurrent:
Allowance for bad debts	430	665
Accrued rent	3,785	3,645
Stock-based compensation	2,095	1,855
Depreciation	5,953	-
Other intangibles	547	511
Pension plan liabilities	2,754	2,637
Net operating loss carryforwards	1,553	2,139
Sale leaseback-deferred gain	2,482	2,438
Other	77	120
Total noncurrent deferred tax assets	19,676	14,010

Deferred tax liabilities
Noncurrent:
Depreciation	-	(1,995)
Goodwill	(2,611)	(10,138)
Total deferred tax liabilities	(2,611)	(12,133)
Total net noncurrent deferred tax assets	17,065	1,877
Total net deferred tax assets	$24,794	$10,602

The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2012		2011		2010
(Loss) income from continuing operations before taxes	$(32,116)		$35,845		$110,526

Expected tax (benefit) expense	$(11,240)	35.0%	$12,546	35.0%	$38,684	35.0%
State tax (benefit) expense (net of federal)	(871)	2.7	1,851	5.2	5,008	4.6
Permanent impairment	3,588	(11.2)	109	0.3	1,698	1.5
Other	288	(0.9)	224	0.6	(551)	(0.5)
Total	$(8,235)	25.6%	$14,730	41.1%	$44,839	40.6%

The Company believes that it is more likely than not that it will realize its net deferred tax assets.  The Company has net operating loss (“NOL”) carryforwards at December 31, 2012 of approximately $6.1 million for federal income tax purposes, which begin expiring in 2025.  These NOLs are limited in the amount that can be utilized in a given year due to a Section 382 limitation.  The Company has determined based upon its history of profits and its forecasted financial information that it will be able to fully utilize these NOLs prior to their expiration.   As such, a valuation allowance is not required.

Index

The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
	2012	2011	2010
Balance at January 1,	$100	$100	$200
Decrease for tax positions of prior years	(100)		(100)
Increase for tax positions of current year	135	-	-
Balance at December 31,	$135	$100	$100

Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011 are unrecognized tax benefits of $0.1 million, respectively, of which $0.1 million would be reflected as an adjustment to income tax expense if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  During the years ended December 31, 2012 and 2011, the interest and penalties expense associated with uncertain tax positions are not significant to its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal income tax examinations for years before 2008 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2007.

13.	SEGMENT REPORTING

Each of the Company’s schools is a reporting unit.  The Company’s reporting units have been aggregated into one operating segment because, in the Company’s judgment, the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

14.	RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company purchased 5,307 shares of its common stock from its Executive Chairman in connection with his exercise of 60,000 stock options on the same date.

15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligation	Operating Leases	Capital Leases
2013	$1,516	$22,546	$2,506
2014	1,516	21,270	2,494
2015	1,516	19,594	2,494
2016	1,516	15,819	2,556
2017	-	14,626	2,678
Thereafter	-	48,456	39,815
	6,064	142,311	52,543
Less amount representing interest	(6,064)	-	(26,188)
	$-	$142,311	$26,355

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

Index

Rent expense, included in operating expenses in the accompanying consolidated statements of operations for the three years ended December 31, 2012, 2011 and 2010 is $23.4 million, $23.5 million, and $23.5 million, respectively. Interest expense related to the financing obligation in the accompanying statements of operations for the years ended December 31, 2012, 2011 and 2010 is $1.5 million, $1.5 million and $1.4 million, respectively.

Litigation and Regulatory Matters—In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which it is a party will have a material effect on our business, financial condition, results of operations or cash flows.

On November 21, 2012, the Company received a Civil Investigation Demand from the Attorney General of the Commonwealth of Massachusetts relating to their investigation of whether the Company and certain of its academic institutions have complied with certain Massachusetts state consumer protection and finance laws.  Pursuant to the Civil Investigative Demand, the Attorney General has requested from the Company and certain of its academic institutions documents and detailed information from the time period January 1, 2008 to the present. We responded to this request and intend to continue cooperating with the Attorney General’s Office.

Student Loans—At December 31, 2012, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $25.0 million.

Vendor Relationship—The Company is party to two agreements with Snap-on Industrial (“Snap-on”) which expire on December 31, 2012 and 2013.  The Company has agreed to grant Snap-on exclusive rights to certain automotive campuses to display advertising and supply certain tools with the exception of one pre-existing vendor contract.  The Company earns credits that are redeemable for certain tools and equipment based on the sales to students and to the Company.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $8.9 million at December 31, 2012.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2012, the Company has posted surety bonds in the total amount of approximately $14.9 million.

Index

16.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2012 and 2011 is as follows:

	Quarter
2012	First	Second	Third	Fourth

Revenue	$101,158	$97,031	$102,057	$102,451
Income (loss) from continuing operations	(2,176)	(13,838)	1,086	(8,953)
Loss from discontinued operations	(879)	(6,870)	(2,570)	(2,986)
Net loss	(3,055)	(20,708)	(1,484)	(11,939)
Basic
(Loss) earnings per share from continuing operations	$(0.10)	$(0.62)	$0.05	$(0.40)
Loss per share from discontinued operations	(0.04)	(0.31)	(0.12)	(0.14)
Net (loss) income per share	$(0.14)	$(0.93)	$(0.07)	$(0.54)
Diluted
(Loss) earnings per share from continuing operations	$(0.10)	$(0.62)	$0.05	$(0.40)
Loss per share from discontinued operations	(0.04)	(0.31)	(0.12)	(0.14)
Net (loss) income per share	$(0.14)	$(0.93)	$(0.07)	$(0.54)

	Quarter
2011	First	Second	Third	Fourth

Revenue	$138,404	$122,665	$118,985	$111,767
Income (loss) from continuing operations	10,159	5,001	(1,334)	7,289
Income (loss) from discontinued operations	198	(71)	(2,592)	(1,110)
Net income (loss)	10,357	4,930	(3,926)	6,179
Basic
Earnings (loss) per share from continuing operations	$0.46	$0.23	$(0.06)	$0.33
Earnings (loss) per share from discontinued operations	0.01	(0.01)	(0.12)	(0.05)
Net income (loss) per share	$0.47	$0.22	$(0.18)	$0.28
Diluted
Earnings (loss) per share from continuing operations	$0.45	$0.22	$(0.06)	$0.33
Earnings (loss) per share from discontinued operations	0.01	-	(0.12)	(0.05)
Net income (loss) per share	$0.46	$0.22	$(0.18)	$0.28

17.	DIVIDENDS

During 2012, 2011 and 2010, the Board of Directors declared cash dividends of $0.28, $0.07 and $1.00 per share of common stock outstanding, respectively. In March 2013, the Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which will be paid on March 29, 2013 to shareholders of record on March 15, 2013. The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION
Schedule II—Valuation and Qualifying Accounts

(in thousands, continuing and discontinued operations)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2012 Student receivable allowance	$21,858	$21,056	$(24,085)	$18,829
December 31, 2011 Student receivable allowance	$26,993	$30,553	$(35,688)	$21,858
December 31, 2010 Student receivable allowance	$26,859	$39,106	$(38,972)	$26,993