Form 10-Q
period 2013-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2013-05-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, there were 24,001,517 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,289	$61,708
Accounts receivable, less allowance of $15,711 and $17,751 at March 31, 2013 and December 31, 2012, respectively	15,733	17,370
Inventories	2,696	2,677
Prepaid income taxes and income taxes receivable	10,662	7,085
Deferred income taxes, net	7,541	7,729
Prepaid expenses and other current assets	3,101	2,944
Total current assets	57,022	99,513

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $139,648 and $137,834 at March 31, 2013 and December 31, 2012, respectively	146,937	154,096

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,156 and $1,078 at March 31, 2013 and December 31, 2012, respectively	6,550	6,109
Deferred finance charges	705	774
Deferred income taxes, net	17,917	17,065
Goodwill	65,527	65,527
Other assets, net	4,000	3,690
Total other assets	94,699	93,165
TOTAL	$298,658	$346,774

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$415	$412
Unearned tuition	32,578	34,648
Accounts payable	11,992	13,500
Accrued expenses	11,710	9,746
Other short-term liabilities	229	268
Total current liabilities	56,924	58,574

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	35,510	73,115
Pension plan liabilities	6,616	6,901
Accrued rent	8,433	8,663
Other long-term liabilities	1,023	1,044
Total liabilities	108,506	148,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, no par value - authorized 100,000,000 shares at March 31, 2013 and December 31, 2012, issued and outstanding 29,569,293 shares at March 31, 2013 and 29,659,457 shares at December 31, 2012	141,377	141,377
Additional paid-in capital	23,345	22,677
Treasury stock at cost - 5,910,541 shares at March 31, 2013 and December 31, 2012	(82,860)	(82,860)
Retained earnings	114,916	124,059
Accumulated other comprehensive loss	(6,626)	(6,776)
Total stockholders' equity	190,152	198,477
TOTAL	$298,658	$346,774

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

REVENUE	$90,083	$101,158
COSTS AND EXPENSES:
Educational services and facilities	46,193	48,987
Selling, general and administrative	53,249	54,833
Gain on sale of assets	(11)	(30)
Impairment of long-lived assets	1,726	-
Total costs & expenses	101,157	103,790
OPERATING LOSS	(11,074)	(2,632)
OTHER:
Interest income	2	2
Interest expense	(1,092)	(1,314)
Other income	-	8
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,164)	(3,936)
BENEFIT FOR INCOME TAXES	(4,677)	(1,760)
LOSS FROM CONTINUING OPERATIONS	(7,487)	(2,176)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(879)
NET LOSS	$(7,487)	$(3,055)
Basic
Loss per share from continuing operations	$(0.33)	$(0.10)
Loss per share from discontinued operations	-	(0.04)
Net loss per share	$(0.33)	$(0.14)
Diluted
Loss per share from continuing operations	$(0.33)	$(0.10)
Loss per share from discontinued operations	-	(0.04)
Net loss per share	$(0.33)	$(0.14)
Weighted average number of common shares outstanding:
Basic	22,414	22,137
Diluted	22,414	22,137

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(7,487)	$(3,055)
Other comprehensive loss
Employee pension plan adjustments, net of taxes	150	-
Comprehensive loss	$(7,337)	$(3,055)

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2013	29,659,457	$141,377	$22,677	$(82,860)	$124,059	$(6,776)	$198,477
Net loss	-	-	-	-	(7,487)	-	(7,487)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	150	150
Stock-based compensation expense
Restricted stock	(33,529)	-	1,227	-	-	-	1,227
Stock options	-	-	53	-	-	-	53
Tax deficiency of stock-based awards and cancels	-	-	(244)	-	-	-	(244)
Net share settlement for equity-based compensation	(56,635)	-	(368)	-	-	-	(368)
Cash dividend of $0.07 per common share	-	-	-	-	(1,656)	-	(1,656)
BALANCE - March 31, 2013	29,569,293	$141,377	$23,345	$(82,860)	$114,916	$(6,626)	$190,152

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,487)	$(3,055)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,972	7,063
Amortization of deferred finance charges	69	-
Deferred income taxes	(664)	643
Gain on disposition of assets	(11)	(30)
Impairment of long-lived assets	1,726	-
Provision for doubtful accounts	3,528	3,682
Stock-based compensation expense	1,280	906
Deferred rent	(68)	432
(Increase) decrease in assets
Accounts receivable	(2,332)	(955)
Inventories	(19)	87
Prepaid income taxes and income taxes receivable	(3,821)	(2,973)
Prepaid expenses and current assets	(140)	751
Other assets	(365)	296
Increase (decrease) in liabilities
Accounts payable	(1,423)	(919)
Accrued expenses	1,802	1,453
Pension plan liabilities	(284)	(196)
Unearned tuition	(2,070)	(1,470)
Other liabilities	88	(38)
Total adjustments	3,268	8,732
Net cash (used in) provided by operating activities	(4,219)	5,677
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(591)	(2,722)
Proceeds from sale of property and equipment	17	35
Net cash used in investing activities	(574)	(2,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(37,500)	-
Net share settlement for equity-based compensation	(368)	(185)
Dividends paid	(1,656)	(1,589)
Principal payments under capital lease obligations	(102)	(134)
Net cash used in financing activities	(39,626)	(1,908)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,419)	1,082
CASH AND CASH EQUIVALENTS—Beginning of period	61,708	26,524
CASH AND CASH EQUIVALENTS—End of period	$17,289	$27,606

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$942	$1,059
Income taxes	$133	$53
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$311	$219

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2012 consolidated financial statements of the Company, reflect all adjustments, consisting solely of normal recurring adjustments including impairments, necessary to present fairly the consolidated financial position, results of operations, and cash flows for such periods.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

Stock-Based Compensation –The accompanying condensed consolidated statements of operations include stock-based compensation expense of approximately $1.3 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.  The Company uses the Black-Scholes valuation model for stock options and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

New Accounting Pronouncements – In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance and are effective upon issuance and the amendments that are subject to transition guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, which amends and corrects various sections in the Codification pursuant to Staff Accounting Bulletin (“SAB”) No. 114, SEC Release No. 33-9250 and ASU No. 2010-22. The amendments and corrections in this ASU are effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, which is included in the Codification under ASC 350, “Intangibles – Goodwill and Other”.  This update allows an entity to first assess qualitative factors to determine whether it must perform a quantitative impairment test. An entity would be required to calculate the fair value of an indefinite-lived intangible asset, if the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for impairment tests performed for the Company’s interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Index

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic shares outstanding	22,413,699	22,137,061
Dilutive effect of stock options	-	-
Diluted shares outstanding	22,413,699	22,137,061

For the three months ended March 31, 2013 and 2012, options to acquire 221,705 and 78,301 shares, respectively, were excluded from the above table because the Company reported a net loss for the quarter and therefore their impact on reported loss per share would have been antidilutive.  For the three months ended March 31, 2013 and 2012, options to acquire 144,471 and 313,333 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

On April 29, 2011, the Company issued certain employees performance shares that vest when certain performance conditions are met.  These performance conditions were not met as of December 31, 2012 with respect to the Company’s performance shares.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 100,602 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012.  Refer to Note 7 for more information on performance shares.

3.	BUSINESS ACQUISITION

On April 18, 2012, the Company acquired all of the rights, title and interest in certain assets and liabilities of Florida Medical Training Institute, Inc. (“FMTI”) for total consideration of $1.7 million, net of cash acquired.  FMTI has five locations in Florida: Melbourne, Jacksonville, Tampa, Miami and Coral Springs.  FMTI currently offers certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant, Fire Fighter and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.  The purchase price allocation resulted in $2.9 million allocated to assets, including $0.5 million to intangible assets and $1.9 million to goodwill, and $1.4 million to liabilities.  The goodwill is tax deductible and represents the value of entering a new market where there is no Title IV funding.

4.	DISCONTINUED OPERATIONS

On July 31, 2012, the Company’s Board of Directors approved a plan to cease operations at seven campuses.  The adjustments made to the Company’s business model to better align with the U.S. Department of Education’s (“DOE”) increased emphasis on student outcomes and the Company’s efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, which eliminated the ability to enroll “ability to benefit” students, have made these campuses no longer viable.  Accordingly, the Company ceased operations at these campuses as of December 31, 2012.  The results of operations are reflected as discontinued operations in the condensed consolidated financial statements.

The results of operations at these seven campuses for the three months ended March 31, 2012 was as follows (in thousands):

Three Months Ended March 31,
2012
Revenue	$3,713
Loss before income taxes	(1,463)
Income tax benefit	(584)
Net loss from discontinued opeartions	$(879)

Index

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that at March 31, 2013 there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The Company concluded that as of March 31, 2013 there was an indicator of potential impairment and, accordingly, the Company tested long-lived assets for impairment and determined that certain long-lived assets at two campuses were impaired.  This resulted in a pre-tax charge of $1.7 million for leasehold improvements.

The carrying amount of goodwill at March 31, 2013 is as follows:

Balance as of March 31, 2013
Goodwill	$117,176
Accumulated impairment losses	(51,649)
$65,527

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2012	$25	$180	$366	$1,268	$1,124	$200	$3,163
Write-off (1)	(25)	-	-	-	-	-	(25)
Gross carrying amount at March 31, 2013	-	180	366	1,268	1,124	200	3,138

Accumulated amortization at December 31, 2012	25	-	209	-	670	28	932
Write-off (1)	(25)	-	-	-	-	-	(25)
Amortization	-	-	12	-	34	10	56
Accumulated amortization at March 31, 2013	-	-	221	-	704	38	963

Net carrying amount at March 31, 2013	$-	$180	$145	$1,268	$420	$162	$2,175

Weighted average amortization period (years)		Indefinite	7	Indefinite	9	3

(1)	The Company wrote-off the value of fully amortized assets not in service.

Amortization of intangible assets was approximately $0.1 million for each of the three months ended March 31, 2013 and 2012.

Index

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2013	$168
2014	224
2015	156
2016	112
2017	46
Thereafter	21

$727

6.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31,	December 31,
	2013	2012
Credit agreement (a)	$-	$37,500
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	26,247	26,344
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	6	11
	35,925	73,527
Less current maturities	(415)	(412)
	$35,510	$73,115

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At March 31, 2013, the Company had outstanding letters of credit aggregating $5.3 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of March 31, 2013, the Company is in compliance with all financial covenants.

Index

As of March 31, 2013, the Company had no amounts outstanding under the Credit Agreement.  As of December 31, 2012, the Company had $37.5 million outstanding under the Credit Agreement.  The interest rate on the borrowings was 4.5%.  All amounts outstanding under the Credit Agreement were repaid on January 3, 2013.

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

Scheduled maturities of long-term debt and lease obligations at March 31, 2013 are as follows:

Year ending December 31,
2013	$415
2014	443
2015	480
2016	10,302
2017	763
Thereafter	23,522
$35,925

7.	STOCKHOLDERS’ EQUITY

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

For the three months ended March 31, 2013 and 2012, the Company completed a net share settlement for 56,635 and 20,659 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2013 and/or 2012, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or stock options to the Company.  These transactions resulted in a decrease of approximately $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

Index

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2012	1,341,084	$7.79
Canceled	(33,529)	16.70
Vested	(143,464)	10.49

Nonvested restricted stock outstanding at March 31, 2013	1,164,091	7.15

The restricted stock expense for the three months ended March 31, 2013 and 2012 was $1.2 million and $0.8 million, respectively. The unrecognized restricted stock expense as of March 31, 2013 and December 31, 2012 was $6.8 million and $8.6 million, respectively.  As of September 30, 2012, outstanding restricted shares under the LTIP had aggregate intrinsic value of $2.5 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	655,875	$14.72	4.89 years	$-
Canceled	(11,000)	20.82		-

Outstanding at March 31, 2013	644,875	14.61	4.64 years	-

Vested or expected to vest	623,210	14.81	4.49 years	-

Exercisable as of March 31, 2013	536,552	15.75	3.80 years	-

As of March 31, 2013, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.2 million.  This amount will be expensed over the weighted-average period of approximately 2.70 years.

The following table presents a summary of stock options outstanding:

	At March 31, 2013
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	262,792	6.87	$9.63	164,801	$10.72
$14.00-$19.99	277,083	2.95	16.42	277,083	16.42
$20.00-$25.00	105,000	3.52	22.33	94,668	22.52

	644,875	4.64	14.61	536,552	15.75

Index

8.	INCOME TAXES

The benefit for income taxes for the three months ended March 31, 2013 was $4.7 million, or 38.4% of pretax loss, compared to a benefit for income taxes of $1.8 million, or 44.7% of pretax loss for the three months ended March 31, 2012.  The effective tax rate decrease was due to the effect of permanent items compared to projected income for the year.

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

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.3 million for the three months ended March 31, 2013 and $0.2 million for the three months ended March 31, 2012.  The net periodic benefit cost was $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

11.	DIVIDENDS

In March 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on March 29, 2013 to shareholders of record on March 15, 2013.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2012, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2012.

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of March 31, 2013, we enrolled 15,872 students in diploma and degree programs and 279 in short programs at our 38 campuses and five training sites across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

Discontinued Operations

On July 31, 2012, our Board of Directors approved a plan to cease operations at seven campuses.  The adjustments made to our business model to better align with the U.S. Department of Education’s (“DOE”) increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012 (the “Appropriations Act”), which eliminated the ability to enroll “ability to benefit” (“ATB”) students, have made these campuses no longer viable.  Accordingly, we ceased operations at these campuses as of December 31, 2012.  The results of operations are reflected as discontinued operations in the condensed consolidated financial statements.

The results of operations at these seven campuses for the three months ended March 31, 2012 was as follows (in thousands):

Three Months Ended March 31,
2012
Revenue	$3,713
Loss before income taxes	(1,463)
Income tax benefit	(584)
Net loss from discontinued opeartions	$(879)

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

Allowance for uncollectible accounts.  Based upon our experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables.  We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts.  In establishing our allowance for uncollectible accounts, we consider, among other things, current and expected economic conditions, a student’s status (in-school or out-of-school), whether or not a student is currently making payments and overall collection history.  Changes in trends in any of these areas may impact the allowance for uncollectible accounts.  The receivables balances of withdrawn students with delinquent obligations are reserved based on our collection history.  Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Our bad debt expense as a percentage of revenue for each of the three months ended March 31, 2013 and 2012 was 3.9%.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2013 and 2012 would have resulted in an increase in bad debt expense of $0.9 million and $1.0 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2013, goodwill represented approximately $65.5 million, or 21.9%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings and discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value.  If necessary, the second step is conducted comparing the carrying value of our reporting units to their implied fair value.

Index

At December 31, 2012, we tested goodwill for impairment and determined that an impairment of approximately $18.3 million existed for seven of our reporting units.  At June 30, 2012, we concluded that the decrease in the Company’s market capitalization was an indicator of potential impairment and, accordingly, we tested goodwill for impairment.  The tests indicated that five of our reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax charge of $15.4 million in the second quarter of 2012 ($5.5 million included in discontinued operations).  The fair values of these reporting units were estimated using the expected present value of future cash flows.  No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value.  We concluded that at March 31, 2013 there was no indicator of potential impairment and, accordingly we did not test goodwill for impairment.

Long-lived assets.  We review the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate long-lived assets for impairment by examining estimated future cash flows. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made.

We concluded that as of March 31, 2013 there was an indicator of potential impairment and, accordingly, we tested long-lived assets for impairment and determined that certain long-lived assets at two campuses were impaired.  This resulted in a pre-tax charge of $1.7 million for leasehold improvements.  We concluded that as of December 31, 2012 there was an indicator of potential impairment and, accordingly, we tested long-lived assets for impairment and determined that certain long-lived assets at four campuses were impaired.  This resulted in a pre-tax charge of $1.3 million for leasehold improvements.  We concluded that as of June 30, 2012 there was an indicator of potential impairment and, accordingly, we tested long-lived assets for impairment and determined that certain long-lived assets at 10 campuses were impaired.  This resulted in a pre-tax charge of $8.3 million which included leasehold improvements of $8.1 million and definite-lived intangible assets of $0.2 million ($4.0 million included in discontinued operations).

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

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	51.3%	48.4%
Selling, general and administrative	59.1%	54.2%
Impairment of long-lived assets	1.9%	0.0%
Total costs and expenses	112.3%	102.6%
Operating loss	-12.3%	-2.6%
Interest expense, net	-1.2%	-1.3%
Loss from continuing opeartions before income taxes	-13.5%	-3.9%
Benefit for income taxes	-5.2%	-1.7%
Loss from continuing operations	-8.3%	-2.2%

Index

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue.   Revenue decreased by $11.1 million, or 10.9%, to $90.1 million for the quarter ended March 31, 2013 from $101.2 million for the quarter ended March 31, 2012.   The decrease was primarily attributable to a 13.6% decrease in average student population, which decreased to 16,317 for the quarter ended March 31, 2013 from 18,877 for the quarter ended March 31, 2012, partially offset by a 3.0% increase in average revenue per student.  We began 2013 with approximately 2,400, or 12.6%, fewer students than we had on January 1, 2012.

The decrease in average student population was impacted by regulatory changes under the Appropriations Act, which eliminated our ability to enroll ATB students, as well as our decision in early 2012 to stop enrolling fully online students.  In addition, we believe current economic conditions increased the number of potential students who are hesitant to incur debt and therefore, have not enrolled in our schools.  These factors have led to a significant decline in student starts and average student population.

Average revenue per student increased 3.0% for the quarter ended March 31, 2013 from the quarter ended March 31, 2012, primarily from tuition increases and improved student retention which led to higher revenue per student during the quarter. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $2.8 million, or 5.7%, to $46.2 million for the quarter ended March 31, 2013 from $49.0 million for the quarter ended March 31, 2012.  This decrease in educational services and facilities expense was due to a $1.8 million, or 7.0%, decrease in instructional expenses and a $0.8 million, or 15.2%, decrease in books and tools expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower student population.  The decrease in books and tools expense is attributable to a decline in student starts of approximately 1,400 for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

Our educational expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result of the foregoing, educational services and facilities expenses, as a percentage of revenue, increased to 51.3% for the quarter ended March 31, 2013 from 48.4% for the quarter ended March 31, 2012.

Selling, general and administrative expense.    Our selling, general and administrative expense for the quarter ended March 31, 2013 was $53.2 million, a decrease of $1.6 million, or 2.9%, from $54.8 million for the quarter ended March 31, 2012.  The decrease in our selling, general and administrative expense was primarily due to a $1.0 million, or 3.6%, decrease in administrative expenses and a $0.4 million, or 8.0%, decrease in student services expenses.

The decrease in administrative expenses was mainly due to a $0.4 million reduction in bad debt expense.  Additional cost reductions were related to software maintenance, equipment repairs and licenses and certifications.

Bad debt expense as a percentage of revenue was 3.9% for the quarter ended March 31, 2013, essentially flat as compared to the quarter ended March 31, 2012.

Student services expenses decreased due to a reduction in the number of financial aid employees as we aligned our cost structure to our student population.

As a percentage of revenues, selling, general and administrative expense for the quarter ended March 31, 2013 increased to 59.1% from 54.2% for the quarter ended March 31, 2012.

As of March 31, 2013, we had outstanding loan commitments to our students of $33.2 million, as compared to $34.7 million at December 31, 2012.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.0 million at March 31, 2013, as compared to $25.0 million at December 31, 2012.  The decrease in loan commitments is primarily due to lower student population.

Impairment of long-lived assets.    At March 31, 2013, we tested long-lived assets for impairment and determined that an impairment of approximately $1.7 million existed for two asset groups related to long-lived assets.

Income taxes.    The benefit for income taxes for the quarter ended March 31, 2013 was $4.7 million, or 38.4% of pretax loss, compared to a benefit for income taxes of $1.8 million, or 44.7% of pretax loss for the quarter ended March 31, 2012. The effective tax rate decrease was due to the effect of permanent items compared to projected income for the year.

Index

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility (as defined below).

The following chart summarizes the principal elements of our cash flows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash (used in) provided by operating activities	$(4,219)	$5,677
Net cash used in investing activities	(574)	(2,687)
Net cash used in financing activities	(39,626)	(1,908)

At March 31, 2013, we had cash and cash equivalents of $17.3 million, representing a decrease of approximately $44.4 million as compared to $61.7 million as of December 31, 2012.  This decrease is primarily due to the $37.5 million repayment of borrowings under our Credit Facility on January 3, 2013.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our Credit Facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our Credit Facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At March 31, 2013, we had net borrowings available under our Credit Facility of approximately $79.7 million, including a $19.7 million sub-limit on letters of credit.  As of March 31, 2013, we had no amounts outstanding under our Credit Facility.  As of March 31, 2013, we had outstanding letters of credit aggregating $5.3 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

Our primary source of cash is tuition collected from students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 81% of our cash receipts relating to revenues in 2012. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Operating Activities

Net cash used in operating activities was $4.2 million for the three months ended March 31, 2013 as compared to net cash provided by operating activities of $5.7 million for three months ended March 31, 2012.  The $9.9 million decrease in net cash primarily resulted from a reduction in net income and other working capital items.

Investing Activities

Net cash used in investing activities decreased by $2.1 million to $0.6 million for the three months ended March 31, 2013 from $2.7 million for the three months ended March 31, 2012. The decrease was primarily attributable to a $2.1 million reduction in cash used for capital expenditures for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Our 2013 capital expenditures mainly related to leasehold improvements, classroom furniture and shop technology.  The decrease was a result of decreased demand for expenditures in these areas due to significant investments in prior periods.

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

Capital expenditures are expected to range from 2% to 3% of revenues in 2013 as compared to 2.1% in 2012.  We expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Net cash used in financing activities increased by $37.7 million to $39.6 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012. This increase was primarily attributable to our payments on borrowings of $37.5 million during the quarter ended March 31, 2013.

Credit Agreement

On April 5, 2012, we, as borrower, and certain of our wholly-owned subsidiaries, as guarantors, entered into the Credit Facility with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million (the “Credit Agreement”).

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At March 31, 2013, we had no outstanding borrowings. At March 31, 2013, we had outstanding letters of credit aggregating $5.3 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

Index

The following table sets forth our long-term debt (in thousands):

	March 31,	December 31,
	2013	2012
Credit agreement	$-	$37,500
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	26,247	26,344
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	6	11
	35,925	73,527
Less current maturities	(415)	(412)
	$35,510	$73,115

We believe that our working capital, cash flows from operations, access to operating leases and borrowings available from our Credit Facility will provide us with adequate resources for our ongoing operations through 2013 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of March 31, 2013, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$51,915	$2,501	$4,989	$5,280	$39,145
Uncertain income taxes	135	135	-	-	-
Operating leases	137,765	22,609	40,313	29,620	45,223
Rent on finance obligation	5,797	1,546	3,092	1,159	-
Total contractual cash obligations	$195,612	$26,791	$48,394	$36,059	$84,368

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013, except for our letters of credit of $5.3 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Update Regarding Regulatory Matters

Our schools are subject to audits, program reviews, and site visits by various regulatory agencies, including the DOE, the DOE’s Office of Inspector General, state education agencies, student loan guaranty agencies, the U.S. Department of Veterans Affairs and our accrediting commissions.  In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds.  The institution must submit the resulting audit report to the DOE for review.

On January 3, 2013, the DOE notified our New Britain, Connecticut campus that an on-site Program Review was scheduled to begin on January 28, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-2013 award years. The Program Review concluded on January 31, 2013.  On April 22, 2013, the New Britain, Connecticut, campus received the Program Review Report from the DOE.  The New Britain, Connecticut campus will be responding to the Program Review Report within 90 days of the date of the Report as established by the DOE.

On January 7, 2013, the DOE notified our Columbia, Maryland campus that an on-site Program Review was scheduled to begin on March 4, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-2013 award years.  The Program Review concluded on March 8, 2013.

On April 26, 2013, the DOE notified our Union, New Jersey, campus that an on-site Program Review was scheduled to begin on May 20, 2013.  The Program Review will assess the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-2013 award years.

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

Index

90/10 Rule

The Higher Education Act, enacted in 2008, (“HEA”) states that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue from Title IV programs.    This is commonly known as the “90/10 Rule.”

We have calculated that, for our 2012 fiscal year, our institutions’ 90/10 Rule percentages ranged from 72.3% to 93.0%.  For 2012, our Dayton institution (consisting of a main campus and eight additional locations) derived 93.0% of its revenues from Title IV programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  We anticipate that our Dayton institution will comply with the 90/10 Rule in 2013.

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

The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we saw a reduction in the loan commitments we offered our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student received.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs to create a financing gap.  We decided to restructure program offerings. This resulted in an increase in the financing gap between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  Loan commitments to our students decreased during 2013 by approximately $1.5 million.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

In March 2013, the DOE published draft two-year cohort default rates for each of our institutions for the 2011 fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2013.  The rates range from 13.5% to 25.2%.  Denver was our only institution that had a cohort default rate greater than 25%.  We plan to appeal all of our 2011 draft rates.  The weighted average draft cohort default rate for 2011 was 21.2%.

In September 2012, the DOE released final three-year cohort default rates for fiscal year 2009.  The rates for the 2009 federal fiscal year under the new methodology ranged from 16.9% to 36.3%.  For the 2009 fiscal year, seven of our institutions had three-year cohort default rates of at least 30%.

In March 2013, the DOE published draft three-year cohort default rates for each of our institutions for the 2010 fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2013.  The rates range from 19.5% to 38.9%.  For the 2010 fiscal year, six of our institutions had three-year draft cohort default rates of at least 30%.  We plan to appeal all of our 2010 draft rates.  The weighted average draft cohort default rate for 2010 was 31.5%.

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

ATB Students

ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a DOE approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of March 31, 2013, approximately 2.7% of our students were classified as ATB students.  On December 23, 2011, President Obama signed into law the Appropriations Act. This law eliminates the ability of ATB students who first enroll after July 1, 2012 to participate in federal student financial aid programs.  As a result, we stopped enrolling ATB students as of July 1, 2012.  This reduction in ATB students has negatively impacted our total enrollment and our revenue.

Discontinued Operations

On July 31, 2012, our Board of Directors approved a plan to cease operations at seven campuses.  The adjustments made to our business model to better align with the DOE’s increased emphasis on student outcomes and our efforts to comply with the 90/10 rule and cohort default rates greatly impacted the population at these campuses.  In addition, the current economic environment and regulatory changes under the Consolidated Appropriations Act, 2012, which eliminated the ability to enroll ATB students, have made these campuses no longer viable.  Accordingly, we ceased operations at these campuses as of December 31, 2012.  The results of operations are reflected as discontinued operations in the condensed consolidated financial statements.

The results of operations at these seven campuses for the three months ended March 31, 2012 was as follows (in thousands):

Three Months Ended March 31,
2012
Revenue	$3,713
Loss before income taxes	(1,463)
Income tax benefit	(584)
Net loss from discontinued opeartions	$(879)

Index

Outlook

In addition to the 90/10 Rule, cohort default rates, gainful employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to significant deterioration in student enrollments. This deterioration continued into the first quarter of 2013 as we experienced a decrease in student starts of 25.7% versus the first quarter of 2012.  Excluding the effects of our decision in early 2012 to stop enrolling fully online students and the elimination of ATB student starts, our student starts would have declined 13.4% versus the first quarter of 2012.

In addition, these changes, individually or in the aggregate, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a Credit Agreement with a syndicate of banks.  Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. As of March 31, 2013, we had no outstanding borrowings under our Credit Facility.

Our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

Item 4.	CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

10.2	Employment Agreement, dated as of January 8, 2013, between the Company and Scott M. Shaw (8).

10.3	Employment Agreement, dated as of January 8, 2013, between the Company and Cesar Ribeiro (8).

10.4	Employment Agreement, dated as of January 8, 2013, between the Company and Shaun E. McAlmont (8).

10.5	Employment Agreement, dated as of January 8, 2013, between the Company and Piper P. Jameson (8).

10.6	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (7).

10.7	Lincoln Educational Services Corporation Amended and Restated 2005 Non-Employee Directors Restricted Stock Plan (7).

10.8	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.9	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.10	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.11	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.12	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (10).

Index

10.13	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (9).

10.14	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.15	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 7, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(7)	Registration Statement on Form S-8 (Registration No. 333-188240)

(8)	Incorporated by reference to the Company’s Form 8-K filed January 10, 2013.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

*	Filed herewith.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 7, 2013	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)