Form 10-Q
period 2013-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2013-08-09
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 7, 2013, there were 23,748,916 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,266	$61,708
Accounts receivable, less allowance of $14,542 and $17,751 at June 30, 2013 and December 31, 2012, respectively	20,756	17,370
Inventories	2,950	2,677
Prepaid income taxes and income taxes receivable	16,206	7,085
Deferred income taxes, net	6,795	7,729
Prepaid expenses and other current assets	2,803	2,944
Total current assets	53,776	99,513

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $142,166 and $137,834 at June 30, 2013 and December 31, 2012, respectively	141,113	154,096

OTHER ASSETS:
Noncurrent receivables, less allowance of $995 and $1,078 at June 30, 2013 and December 31, 2012, respectively	5,845	6,109
Deferred finance charges	640	774
Deferred income taxes, net	19,312	17,065
Goodwill	62,465	65,527
Other assets, net	3,989	3,690
Total other assets	92,251	93,165
TOTAL	$287,140	$346,774

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30,	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$418	$412
Unearned tuition	29,914	34,648
Accounts payable	9,724	13,500
Accrued expenses	15,550	9,746
Other short-term liabilities	320	268
Total current liabilities	55,926	58,574

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	35,402	73,115
Pension plan liabilities	6,244	6,901
Accrued rent	8,351	8,663
Other long-term liabilities	1,012	1,044
Total liabilities	106,935	148,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, no par value - authorized 100,000,000 shares at June 30, 2013 and December 31, 2012, issued and outstanding 29,999,684 shares at June 30, 2013 and 29,659,457 shares at December 31, 2012	141,377	141,377
Additional paid-in capital	24,312	22,677
Treasury stock at cost - 5,910,541 shares at June 30, 2013 and December 31, 2012	(82,860)	(82,860)
Retained earnings	103,852	124,059
Accumulated other comprehensive loss	(6,476)	(6,776)
Total stockholders' equity	180,205	198,477
TOTAL	$287,140	$346,774

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUE	$85,217	$97,031	$175,300	$198,189
COSTS AND EXPENSES:
Educational services and facilities	44,786	47,181	90,980	96,168
Selling, general and administrative	49,522	52,281	102,770	107,113
Gain on sale of assets	(196)	(14)	(207)	(44)
Impairment of goodwill and long-lived assets	4,468	14,244	6,194	14,244
School closing costs	1,019	-	1,019	-
Total costs & expenses	99,599	113,692	200,756	217,481
OPERATING LOSS	(14,382)	(16,661)	(25,456)	(19,292)
OTHER:
Interest income	15	-	17	2
Interest expense	(1,202)	(1,047)	(2,294)	(2,361)
Other income	18	2	18	10
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,551)	(17,706)	(27,715)	(21,641)
BENEFIT FOR INCOME TAXES	(6,173)	(3,868)	(10,850)	(5,628)
LOSS FROM CONTINUING OPERATIONS	(9,378)	(13,838)	(16,865)	(16,013)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(6,870)	-	(7,749)
NET LOSS	$(9,378)	$(20,708)	$(16,865)	$(23,762)
Basic
Loss per share from continuing operations	$(0.42)	$(0.62)	$(0.75)	$(0.72)
Loss per share from discontinued operations	-	(0.31)	-	(0.35)
Net loss per share	$(0.42)	$(0.93)	$(0.75)	$(1.07)
Diluted
Loss per share from continuing operations	$(0.42)	$(0.62)	$(0.75)	$(0.72)
Loss per share from discontinued operations	-	(0.31)	-	(0.35)
Net loss per share	$(0.42)	$(0.93)	$(0.75)	$(1.07)
Weighted average number of common shares outstanding:
Basic	22,497	22,183	22,456	22,160
Diluted	22,497	22,183	22,456	22,160

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(9,378)	$(20,708)	$(16,865)	$(23,762)
Other comprehensive income
Employee pension plan adjustments, net of taxes	150	-	300	-
Comprehensive loss	$(9,228)	$(20,708)	$(16,565)	$(23,762)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2013	29,659,457	$141,377	$22,677	$(82,860)	$124,059	$(6,776)	$198,477
Net loss	-	-	-	-	(16,865)	-	(16,865)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	300	300
Stock-based compensation expense
Restricted stock	400,779	-	2,258	-	-	-	2,258
Stock options	-	-	103	-	-	-	103
Tax deficiency of stock-based awards and cancels	-	-	(337)	-	-	-	(337)
Net share settlement for equity-based compensation	(60,552)	-	(389)	-	-	-	(389)
Cash dividend of $0.14 per common share	-	-	-	-	(3,342)	-	(3,342)
BALANCE - June 30, 2013	29,999,684	$141,377	$24,312	$(82,860)	$103,852	$(6,476)	$180,205

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,865)	$(23,762)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,637	13,984
Amortization of deferred finance charges	246	80
Deferred income taxes	(1,514)	(1,031)
Gain on disposition of assets	(207)	(40)
Impairment of goodwill and long-lived assets	6,194	23,683
Fixed asset donation	(16)	-
Provision for doubtful accounts	7,546	9,549
Stock-based compensation expense	2,361	1,997
Deferred rent	(150)	510
(Increase) decrease in assets, net of acquisition of business:
Accounts receivable	(10,668)	(7,616)
Inventories	(273)	(76)
Prepaid income taxes and income taxes receivable	(9,458)	(9,858)
Prepaid expenses and current assets	132	1,004
Other assets	(411)	(112)
Increase (decrease) in liabilities, net of acquisition of business:
Accounts payable	(3,597)	(2,664)
Accrued expenses	5,642	3,039
Pension plan liabilities	(478)	(370)
Unearned tuition	(4,734)	(4,400)
Other liabilities	341	49
Total adjustments	2,593	27,728
Net cash (used in) provided by operating activities	(14,272)	3,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,871)	(4,778)
Proceeds from sale of property and equipment	251	71
Acquisition of business, net of cash acquired	-	(1,472)
Net cash used in investing activities	(1,620)	(6,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(37,500)	-
Net share settlement for equity-based compensation	(389)	(212)
Dividends paid	(3,342)	(3,185)
Payment of deferred finance fees	(112)	(659)
Principal payments under capital lease obligations	(207)	(261)
Net cash used in financing activities	(41,550)	(4,317)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(57,442)	(6,530)
CASH AND CASH EQUIVALENTS—Beginning of period	61,708	26,524
CASH AND CASH EQUIVALENTS—End of period	$4,266	$19,994

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended
	June 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,970	$2,081
Income taxes	$375	$226
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Fair value of assets acquired	$-	$2,876
Net cash paid for the acquisition	-	(1,472)
Liabilities assumed	$-	$1,404
Liabilities accrued for or noncash purchases of fixed assets	$-	$184

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and Subsidiaries (the “Company”) is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults career-oriented programs in five principal areas of study: Automotive Technology, Health Sciences, Skilled Trades, Hospitality Services and Business and Information Technology. The Company currently has 38 schools and five training sites in 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2012 consolidated financial statements of the Company, reflect all adjustments, consisting of normal recurring adjustments, including impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

New Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this ASU require entities to provide information about amounts reclassified out of accumulated other comprehensive income by component, and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, or cross-reference to other disclosures, based on certain criteria. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012; early adoption is permitted. The Company has adopted this guidance.  The adoption of this ASU did not materially impact the presentation of its financial condition, results of operation and disclosures.

In addition, the Company has evaluated and adopted the guidance of ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment issued in July 2012. The amendments in this ASU give entities the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If impairment is indicated, the fair value of the indefinite–lived intangible asset should be determined and the quantitative impairment test should be performed by comparing the fair value with the carrying amount in accordance with Subtopic 350-30; if impairment is not indicated, the entity is not required to take further action. The adoption of this ASU did not impact the presentation of the Company’s financial condition, results of operation and disclosures.

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance and are effective upon issuance and the amendments that are subject to transition guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, which amends and corrects various sections in the Codification pursuant to Staff Accounting Bulletin (“SAB”) No. 114, SEC Release No. 33-9250 and ASU No. 2010-22. The amendments and corrections in this ASU are effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Index
Stock-Based Compensation –The accompanying condensed consolidated statements of operations include stock-based compensation expense of approximately $1.1 million for each of the three months ended June 30, 2013 and 2012, and $2.4 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively.  The Company uses the Black-Scholes valuation model for stock options and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic shares outstanding	22,497,013	22,183,043	22,455,586	22,160,053
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	22,497,013	22,183,043	22,455,586	22,160,053

For the three months ended June 30, 2013 and 2012, options to acquire 199,569 and 27,995 shares, respectively, were excluded from the above table because the Company reported a net loss for the quarter and therefore their impact on reported loss per share would have been antidilutive.  For the six months ended June 30, 2013 and 2012, options to acquire 210,407 and 27,995 shares, respectively, were excluded from the above table because the Company reported a net loss for the quarter and therefore their impact on reported loss per share would have been antidilutive.  For the three and six months ended June 30, 2013 and 2012, options to acquire 803,775 and 304,333 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In 2011 and 2013, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of June 30, 2013, these performance conditions were not met.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 448,737 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013, and 100,602 shares have been excluded for the three and six months ended June 30, 2012.  Refer to Note 7 for more information on performance shares.

3.	BUSINESS ACQUISITION

On April 18, 2012, the Company acquired all of the rights, title and interest in certain assets and liabilities of Florida Medical Training Institute, Inc. (“FMTI”) for total consideration of $1.7 million, net of cash acquired.  FMTI has five locations in Florida: Melbourne, Jacksonville, Tampa, Miami and Coral Springs.  FMTI currently offers certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant, Fire Fighter and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.  The purchase price allocation resulted in $2.9 million allocated to assets, including $2.4 million to intangible assets and $1.4 million to liabilities.  The goodwill is tax deductible and represents the value of entering a new market and businesses that generate non-Title IV funding.

4.	COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES AND DISCONTINUED OPERATIONS

a) Costs Associated with Exit or Disposal Activities

On June 18, 2013, the Company’s Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of its Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  As a result, the Company adopted the plan to cease operations at these campuses and, in accordance with the plan, the Company stopped admitting new students at these five campuses, but will provide currently enrolled students who are scheduled to graduate before December 31, 2013 with the ability to complete their course of study at these five campuses. The Company expects all operations at these campuses to cease by December 31, 2013 at which time the results of operations for these campuses will be reflected as discontinued operations in the Company’s financial statements.

Index
The results of operations at these five campuses for the three and six months ended June 30, 2013 and for the fiscal years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
	2013	2013	2012	2011	2010
Revenue	$3,466	$7,278	$19,924	$35,099	$61,028
Operating expenses	(7,942)	(15,424)	(33,564)	(29,885)	(31,947)
Operating (loss) income	$(4,476)	$(8,146)	$(13,640)	$5,214	$29,081

Amounts indicated include impairments of goodwill and long-lived assets for these campuses of $0.7 million, $2.3 million and $8.7 million for the three and six months ended June 30, 2013 and for the year ended December 31, 2012, respectively.  For the three and six months ended June 30, 2013 amounts indicated include $1.0 million of accrued compensation related to severance and also stay bonuses at these schools.

b) Discontinued Operations

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

The results of operations at these seven campuses for the three and six months ended June 30, 2012 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Revenue	$3,334	$7,047

Loss before income taxes	(11,433)	(12,896)
Income tax benefit	(4,563)	(5,147)
Net loss from discontinued operations	$(6,870)	$(7,749)

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The Company concluded that as of June 30, 2013, March 31, 2013 and June 30, 2012 there was an indicator of potential impairment as a result of a history of losses and current period losses or future projected losses at certain campuses and, accordingly, the Company tested long-lived assets for impairment and determined that certain long-lived assets at four, two and 10 campuses, respectively, were impaired.  The long-lived assets impairment resulted in a pre-tax charge of $1.4 million and $1.7 million for leasehold improvements as of June 30, 2013 and March 31, 2013, respectively, and a pre-tax charge of $8.3 million as of June 30, 2012 (which included leasehold improvements of $8.1 million and definite-lived intangible assets of $0.2 million, of which $4.0 million is included in discontinued operations).

As of June 30, 2013, the Company concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

The Company concluded that the decrease in the Company’s market capitalization as of June 30, 2012 was an indicator of potential impairment and, accordingly, the Company tested goodwill for impairment.  The tests indicated that five of the Company’s reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax non-cash charge of $15.4 million ($5.5 million included in discontinued operations) in the second quarter of 2012.  The fair values of these reporting units were estimated using the expected present value of future cash flows.

Index
The carrying amount of goodwill at June 30, 2013 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2013	$117,176	$(51,649)	$65,527
Goodwill impairment	-	(3,062)	(3,062)
Balance as of June 30, 2013	$117,176	$(54,711)	$62,465

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2012	$25	$180	$366	$1,268	$1,124	$200	$3,163
Write-off (1)	(25)	-	(31)	-	-	-	(56)
Gross carrying amount at June 30, 2013	-	180	335	1,268	1,124	200	3,107

Accumulated amortization at December 31, 2012	25	-	209	-	670	28	932
Write-off (1)	(25)	-	(31)	-	-	-	(56)
Amortization	-	-	25	-	67	20	112
Accumulated amortization at June 30, 2013	-	-	203	-	737	48	988

Net carrying amount at June 30, 2013	$-	$180	$132	$1,268	$387	$152	$2,119

Weighted average amortization period (years)		Indefinite	7	Indefinite	9	3

(1)	The Company wrote-off the value of fully amortized assets not in service.

Amortization of intangible assets was approximately $0.1 million for each of the three months ended June 30, 2013 and 2012, and approximately $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Index
The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2013	$113
2014	224
2015	156
2016	112
2017	46
Thereafter	20

$671

6.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30,	December 31,
	2013	2012
Credit agreement (a)	$-	$37,500
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	26,148	26,344
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	-	11
	35,820	73,527
Less current maturities	(418)	(412)
	$35,402	$73,115

(a) On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the “Credit Agreement”) with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million (the “Credit Facility”).  On June 18, 2013, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into an amendment to the Credit Agreement (the “Amendment to the  Credit Agreement”).

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At June 30, 2013, the Company had outstanding letters of credit aggregating $5.3 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

The Amendment to the Credit Agreement reduces the aggregate principal amount available under the Credit Facility from $85 million to $60 million.  The Credit Facility continues to provide the Company with a $25 million letter of credit sublimit and a $5 million swing line sublimit, the availability of which will be at the discretion of the swing line lender, and the right to increase the aggregate amount available under the Credit Facility by up to $50 million upon the satisfaction of certain conditions.  The Amendment to the Credit Agreement includes certain revisions relevant to the calculation of consolidated leverage ratio and consolidated fixed charge coverage ratio.

Index
The Amendment to the Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of June 30, 2013, the Company is in compliance with all financial covenants under the Credit Agreement, as amended.

As of June 30, 2013, the Company had no amounts outstanding under the Credit Agreement as amended.  The Company had $37.5 million outstanding under the Credit Agreement as of December 31, 2012.  The interest rate on the borrowings was 4.5%.  All amounts outstanding under the Credit Agreement were repaid on January 3, 2013.

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

Scheduled maturities of long-term debt and lease obligations at June 30, 2013 are as follows:

Year ending December 31,
2013	$418
2014	452
2015	490
2016	10,360
2017	611
Thereafter	23,489
$35,820

7.	STOCKHOLDERS’ EQUITY

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

All service-based restricted shares granted prior to February 23, 2011 vest ratably on the first through fifth anniversaries of the grant date.  The service-based restricted shares granted on or after February 23, 2011 vest ratably on the grant date and the first through fourth anniversaries of the grant date except for the service-based restricted shares granted on March 2, 2012 which vested fully on the first anniversary of the grant date.

On April 29, 2013, performance-based shares were granted which vest over four years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2013 and ending December 31, 2016 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2013 through 2016.  There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares.

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

Index
Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vested ratably on the first through third anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.  Beginning in 2010, all new awards of restricted shares of common stock granted under the Non-Employee Directors Plan vest fully on the first anniversary of the grant date.

For the six months ended June 30, 2013 and 2012, the Company completed a net share settlement for 60,552 and 24,488 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2013 and/or 2012, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of approximately $0.4 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2012	1,341,084	$7.79
Granted	434,308	5.62
Canceled	(33,529)	16.70
Vested	(222,377)	9.32

Nonvested restricted stock outstanding at June 30, 2013	1,519,486	6.71

The restricted stock expense for the three months ended June 30, 2013 and 2012 was each $1.0 million, respectively. The restricted stock expense for the six months ended June 30, 2013 and 2012 was $2.3 million and $1.8 million, respectively.  The unrecognized restricted stock expense as of June 30, 2013 and December 31, 2012 was $8.2 million and $8.6 million, respectively.  As of June 30, 2013, outstanding restricted shares under the LTIP had aggregate intrinsic value of $8.0 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	655,875	$14.72	4.89 years	$-
Canceled	(18,000)	18.21		-

Outstanding at June 30, 2013	637,875	14.62	4.67 years	-

Vested or expected to vest	616,210	14.82	4.52 years	-

Exercisable as of June 30, 2013	529,552	15.77	3.82 years	-

As of June 30, 2013, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.2 million.  This amount will be expensed over the weighted-average period of approximately 2.70 years.

Index
The following table presents a summary of stock options outstanding:

	At June 30, 2013
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	262,792	6.87	$9.63	164,801	$10.72
$14.00-$19.99	270,083	2.97	16.48	270,083	16.48
$20.00-$25.00	105,000	3.52	22.33	94,668	22.52

	637,875	4.67	14.62	529,552	15.77

8.	INCOME TAXES

The benefit for income taxes for the three months ended June 30, 2013 was $6.2 million, or 39.7% of pretax loss, compared to a benefit for income taxes of $3.9 million, or 21.8% of pretax loss for the three months ended June 30, 2012.  The effective tax rate increase was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges recorded during the quarter ended June 30, 2012.

The benefit for income taxes for the six months ended June 30, 2013 was $10.9 million, or 39.1% of pretax loss, compared to a benefit for income taxes of $5.6 million, or 26.0% of pretax loss for the six months ended June 30, 2012.  The effective tax rate increase was due to the effect of permanent items compared to projected income for the year and the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges recorded during the quarter ended June 30, 2012.

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

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.5 million for the six months ended June 30, 2013 and $0.4 million for the six months ended June 30, 2012.  The net periodic benefit cost was $0.1 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2013 and 2012.

11.	DIVIDENDS

In June 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on June 28, 2013 to shareholders of record on June 14, 2013.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults career-oriented programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of June 30, 2013, we enrolled 14,460 students in diploma and degree programs and 280 in short programs at our 38 campuses and five training sites across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

Cost Associated with Exit or Disposal Activities and Discontinued Operations

Costs Associated with Exit or Disposal Activities

On June 18, 2013, our Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of our Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  As a result, we adopted a plan to cease operations at these campuses and, in accordance with the plan, we stopped admitting new students at these five campuses, but will provide currently enrolled students who are scheduled to graduate before December 31, 2013 with the ability to complete their course of study at these five campuses. For fiscal year 2013, these campuses were expected to contribute approximately $24.0 million in revenue and 1,800 student starts.

In addition to the expected operational losses, we expect to incur approximately $12.5 million in additional pre-tax expenses subsequent to the announcement date to cease operations at these five campuses.  We hope to offset a portion of these cash charges by subleasing some of the properties impacted and transferring some students to other accredited institutions.  We expect all operations at these campuses to cease by December 31, 2013 at which time the results of operations for these campuses will be reflected as discontinued operations in our financial statements.

Losses for fiscal year 2013 attributable to these five campuses, including costs to cease operations, are expected to range between ($0.60) to ($0.65) per share.

Index
The results of operations at these five campuses for the three and six months ended June 30, 2013 and for the fiscal years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
	2013	2013	2012	2011	2010
Revenue	$3,466	$7,278	$19,924	$35,099	$61,028
Operating expenses	(7,942)	(15,424)	(33,564)	(29,885)	(31,947)
Operating (loss) income	$(4,476)	$(8,146)	$(13,640)	$5,214	$29,081

Amounts indicated include impairments of goodwill and long-lived assets for these campuses of $0.7 million, $2.3 million and $8.7 million for the three and six months ended June 30, 2013 and for the year ended December 31, 2012, respectively.  For the three and six months ended June 30, 2013 amounts indicated include $1.0 million of accrued compensation related to severance and also stay bonuses at these schools.

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

The results of operations at these seven campuses for the three and six months ended June 30, 2012 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Revenue	$3,334	$7,047

Loss before income taxes	(11,433)	(12,896)
Income tax benefit	(4,563)	(5,147)
Net loss from discontinued operations	$(6,870)	$(7,749)

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

Our bad debt expense as a percentage of revenue for the three months ended June 30, 2013 and 2012 was 4.7% and 5.9%, respectively.  Our bad debt expense as a percentage of revenue for the six months ended June 30, 2013 and 2012 was 4.3% and 4.8%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended June 30, 2013 and 2012 would have resulted in an increase in bad debt expense of $0.9 million and $1.0 million, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the six months ended June 30, 2013 and 2012 would have resulted in an increase in bad debt expense of $1.8 million and $2.0 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students and our loan commitments.  Our loan commitments to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition.   We only extend credit to the extent there is a financing gap between the tuition charged for the program and the amount of grants, loans and parental loans each student receives.  Each student’s funding requirements are unique.  Factors that determine the amount of aid available to a student are student status (whether they are dependent or independent students), Pell Grants awarded, Plus loans awarded or denied to parents and family contributions. As a result, it is extremely difficult to predict the number of students that will need us to extend credit to them. Our tuition increases have ranged historically from 3% to 5% annually and have not meaningfully impacted overall funding requirements.

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

Goodwill represents a significant portion of our total assets. As of June 30, 2013, goodwill represented approximately $62.5 million, or 21.8%, of our total assets.

As of June 30, 2013, we concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

We concluded that the decrease in our market capitalization as of June 30, 2012 was an indicator of potential impairment and, accordingly, we tested goodwill for impairment.  The tests indicated that five of our reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax non-cash charge of $15.4 million ($5.5 million included in discontinued operations) in the second quarter of 2012.  The fair values of these reporting units were estimated using the expected present value of future cash flows.

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

Index
We concluded that as of June 30, 2013, March 31, 2013 and June 30, 2012 there was an indicator of potential impairment as a result of a history of losses and current period losses or future projected losses at certain campuses and, accordingly, we tested long-lived assets for impairment and determined that certain long-lived assets at four, two and 10 campuses, respectively, were impaired.  The long-lived assets impairment resulted in a pre-tax charge of $1.4 million and $1.7 million for leasehold improvements as of June 30, 2013 and March 31, 2013, respectively, and a pre-tax charge of $8.3 million as of June 30, 2012 (which included leasehold improvements of $8.1 million and definite-lived intangible assets of $0.2 million of which $4.0 million is included in discontinued operations).

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

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	52.6%	48.6%	51.9%	48.5%
Selling, general and administrative	58.0%	53.9%	58.6%	54.0%
Gain on sale of assets	-0.2%	0.0%	-0.1%	0.0%
Impairment of goodwill and long-lived assets	5.2%	14.7%	3.5%	7.2%
School closing costs	1.2%	0.0%	0.6%	0.0%
Total costs and expenses	116.8%	117.2%	114.5%	109.7%
Operating loss	-16.8%	-17.2%	-14.5%	-9.7%
Interest expense, net	-1.4%	-1.1%	-1.3%	-1.2%
Loss from continuing opeartions before income taxes	-18.2%	-18.3%	-15.8%	-10.9%
Benefit for income taxes	-7.2%	-4.0%	-6.2%	-2.8%
Loss from continuing operations	-11.0%	-14.3%	-9.6%	-8.1%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue.   Revenue decreased by $11.8 million, or 12.2%, to $85.2 million for the quarter ended June 30, 2013 from $97.0 million for the quarter ended June 30, 2012.   The decrease was primarily attributable to a 15.4% decrease in average student population, which decreased to 15,132 for the quarter ended June 30, 2013 from 17,896 for the quarter ended June 30, 2012, partially offset by a 3.9% increase in average revenue per student.  We began 2013 with approximately 2,400, or 12.6%, fewer students than we had on January 1, 2012.

The decrease in average student population was impacted by regulatory changes under the Appropriations Act, which eliminated our ability to enroll ATB students, our decision in early 2012 to stop enrolling fully online students and our decision on June 18, 2013 to cease operations at five campuses located in Ohio and Kentucky.  In addition, we believe current economic conditions have increased the number of potential students who are hesitant to incur debt and therefore, have not enrolled in our schools.  These factors have led to a significant decline in student starts and average student population.

Index
The increase in average revenue per student of 3.9% for the quarter ended June 30, 2013 from the quarter ended June 30, 2012, was primarily from tuition increases and improved student retention which led to higher revenue per student during the quarter. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $2.4 million, or 5.1%, to $44.8 million for the quarter ended June 30, 2013 from $47.2 million for the quarter ended June 30, 2012.  This decrease in educational services and facilities expense was primarily due to a $1.8 million, or 7.4%, decrease in instructional expenses and a $0.5 million, or 11.4%, decrease in books and tools expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower student population. The decrease in books and tools expense is attributable to a decline in student starts of approximately 1,000 for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.

Our educational expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 52.6% for the quarter ended June 30, 2013 from 48.6% for the quarter ended June 30, 2012.

Selling, general and administrative expense.    Our selling, general and administrative expense for the quarter ended June 30, 2013 was $49.5 million, a decrease of $2.8 million, or 5.3%, from $52.3 million for the quarter ended June 30, 2012.  The decrease in our selling, general and administrative expense was primarily due to a $1.5 million, or 5.2%, decrease in administrative expenses and a $1.0 million, or 5.5%, decrease in sales and marketing expenses.

The decrease in administrative expenses was mainly due to a $1.7 million reduction in bad debt expense.

Bad debt expense as a percentage of revenue was 4.7% for the quarter ended June 30, 2013, compared to 5.9% for the quarter ended June 30, 2012. The reduction in bad debt as a percentage of revenue was due to our improved efforts on the financial aid processes and collection activities.

The decrease in sales and marketing expenses was primarily due to reduced marketing expenses.

As a percentage of revenues, selling, general and administrative expense for the quarter ended June 30, 2013 increased to 58.0% from 53.9% for the quarter ended June 30, 2012.

As of June 30, 2013, we had outstanding loan commitments to our students of $33.4 million, as compared to $33.2 million at March 31, 2013.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.2 million at June 30, 2013, as compared to $24.0 million at March 31, 2013.

Impairment of goodwill and long-lived assets.    As of June 30, 2013, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $4.5 million existed for two reporting units related to goodwill and four asset groups related to long-lived assets.  As of June 30, 2012, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $23.7 million ($9.5 million included in discontinued operations) existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets.

School closing expenses.    During the quarter ended June 30, 2013 we recorded $1.0 million of school closing expenses related to employee severance.

Income taxes.    The benefit for income taxes for the quarter ended June 30, 2013 was $6.2 million, or 39.7% of pretax loss, compared to a benefit for income taxes of $3.9 million, or 21.8% of pretax loss for the quarter ended June 30, 2012. The effective tax rate increase was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges recorded during the quarter ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue.   Revenue decreased by $22.9 million, or 11.5%, to $175.3 million for the six months ended June 30, 2013 from $198.2 million for the six months ended June 30, 2012.   The decrease was primarily attributable to a 14.5% decrease in average student population, which decreased to 15,724 for the six months ended June 30, 2013 from 18,386 for the six months ended June 30, 2012, partially offset by a 3.4% increase in average revenue per student.  We began 2013 with approximately 2,400, or 12.6%, fewer students than we had on January 1, 2012.

Index
The decrease in average student population was impacted by regulatory changes under the Appropriations Act, which eliminated our ability to enroll ATB students, our decision in early 2012 to stop enrolling fully online students and our decision on June 18, 2013 to cease operations at five campuses located in Ohio and Kentucky.  In addition, we believe current economic conditions have increased the number of potential students who are hesitant to incur debt and therefore, have not enrolled in our schools.  These factors have led to a significant decline in student starts and average student population.

The increase in average revenue per student of 3.4% for the six months ended June 30, 2013 from the six months ended June 30, 2012, was primarily from tuition increases and improved student retention which led to higher revenue per student during the quarter. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $5.2 million, or 5.4%, to $91.0 million for the six months ended June 30, 2013 from $96.2 million for the six months ended June 30, 2012.  This decrease in educational services and facilities expense was primarily due to a $3.7 million, or 7.2%, decrease in instructional expenses and a $1.2 million, or 13.5%, decrease in books and tools expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower student population. The decrease in books and tools expense is attributable to a decline in student starts of approximately 2,300 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Our educational expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 51.9% for the six months ended June 30, 2013 from 48.5% for the six months ended June 30, 2012.

Selling, general and administrative expense.    Our selling, general and administrative expense for the six months ended June 30, 2013 was $102.8 million, a decrease of $4.3 million, or 4.1%, from $107.1 million for the six months ended June 30, 2012.  The decrease in our selling, general and administrative expense was primarily due to a $2.5 million, or 4.3%, decrease in administrative expenses, a $0.7 million, or 6.6%, decrease in student services expenses and a $1.2 million, or 3.0%, decrease in sales and marketing expense.

The decrease in administrative expenses was mainly due to a $2.1 million reduction in bad debt expense

Bad debt expense as a percentage of revenue was 4.3% for the six months ended June 30, 2013, as compared to 4.8% the six months ended June 30, 2012.  The reduction in bad debt as a percentage of revenue was due to our focused efforts on the financial aid processes and collection activities.

Student services expenses decreased due to a reduction in the number of financial aid employees as we aligned our cost structure to our student population.

The decrease in sales and marketing expenses was primarily due to a decrease in the number of admissions representatives in order to align our cost structure to our student population.  This resulted in savings of approximately $0.8 million and reduced marketing expenses.

As a percentage of revenues, selling, general and administrative expense for the six months ended June 30, 2013 increased to 58.6% from 54.0% for the six months ended June 30, 2012.

As of June 30, 2013, we had outstanding loan commitments to our students of $33.4 million, as compared to $34.7 million at December 31, 2012.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.2 million at June 30, 2013, as compared to $25.0 million at December 31, 2012.  The decrease in loan commitments is primarily due to lower student population.

Impairment of goodwill and long-lived assets.    As of June 30, 2013 and March 31, 2013, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $6.2 million existed for two reporting units related to goodwill and six asset groups related to long-lived assets.  As of June 30, 2012, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $23.7 million ($9.5 million included in discontinued operations) existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets.

Index
School closing expenses.    During the six months ended June 30, 2013 we recorded $1.0 million of school closing expenses related to employee severance.

Income taxes.    The benefit for income taxes for the six months ended June 30, 2013 was $10.9 million, or 39.1% of pretax loss, compared to a benefit for income taxes of $5.6 million, or 26.0% of pretax loss for the six months ended June 30, 2012. The effective tax rate increase was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges recorded during the quarter ended June 30, 2012.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility (as defined below).

The following chart summarizes the principal elements of our cash flows (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net cash (used in) provided by operating activities	$(14,272)	$3,966
Net cash used in investing activities	(1,620)	(6,179)
Net cash used in financing activities	(41,550)	(4,317)

At June 30, 2013, we had cash and cash equivalents of $4.3 million, representing a decrease of approximately $57.4 million as compared to $61.7 million as of December 31, 2012.  This decrease is primarily due to the $37.5 million repayment of borrowings under our Credit Facility on January 3, 2013 coupled with negative cash flows from operating activities resulting from a net loss during the six months ended June 30, 2013 and cash outflows for purchases of capital expenditures and dividend payments.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our Credit Facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At June 30, 2013, we had net borrowings available under our Credit Facility of approximately $54.7 million, including a $19.7 million sub-limit on letters of credit.  As of June 30, 2013, we had no amounts outstanding under our Credit Facility.  In July 2013, we borrowed $5.0 million under our Credit Facility for working capital purposes.  As of June 30, 2013, we had outstanding letters of credit aggregating $5.3 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

Operating Activities

Net cash used in operating activities was $14.3 million for the six months ended June 30, 2013 as compared to net cash provided by operating activities of $4.0 million for six months ended June 30, 2012.  The $18.2 million decrease in net cash primarily resulted from a reduction in net income and other working capital items.  For the six months ended June 30, 2013 we had negative cash from operations.  We anticipate that cash generated by operations coupled with borrowings under our Credit Facility will allow us to meet our cash needs beyond the next twelve months.

Index
Investing Activities

Net cash used in investing activities decreased by $4.6 million to $1.6 million for the six months ended June 30, 2013 from $6.2 million for the six months ended June 30, 2012. The decrease was primarily attributable to a $2.9 million reduction in cash used for capital expenditures for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and the acquisition of FMTI in the second quarter of 2012.  Our 2013 capital expenditures mainly related to leasehold improvements, classroom furniture and shop technology.  The decrease was a result of decreased demand for expenditures due to reduced student population and significant investments in prior periods.

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

Financing Activities

Net cash used in financing activities increased by $37.2 million to $41.6 million for the six months ended June 30, 2013 from $4.3 million for the six months ended June 30, 2012. This increase was primarily attributable to our payments on borrowings of $37.5 million during the quarter ended March 31, 2013.

Credit Agreement

On April 5, 2012, we, as borrower, and certain of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement (the” Credit Agreement”) with a syndicate of four lenders led by Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, for an aggregate principal amount of up to $85 million (the “Credit Facility”).  On June 18, 2013, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into an amendments to the Credit Agreement (the “Amendment to the Credit Agreement”).

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At June 30, 2013, we had no outstanding borrowings. At June 30, 2013, we had outstanding letters of credit aggregating $5.3 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

The Amendment to the Credit Agreement reduces the aggregate principal amount available under the Credit Facility from $85 million to $60 million.  The Credit Facility continues to provide us with a $25 million letter of credit sublimit and a $5 million swing line sublimit, the availability of which will be at the discretion of the swing line lender, and the right to increase the aggregate amount available under the Credit Facility by up to $50 million upon the satisfaction of certain conditions.  The Amendment to the Credit Agreement includes certain revisions relevant to the calculation of consolidated leverage ratio and consolidated fixed charge coverage ratio.

Index
The Amendment to the Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of June 30, 2013, the Company is in compliance with all financial covenants under the Credit Agreement, as amended.

The following table sets forth our long-term debt (in thousands):

	June 30, 2013	December 31, 2012
Credit agreement	$-	$37,500
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	26,148	26,344
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	-	11
	35,820	73,527
Less current maturities	(418)	(412)
	$35,402	$73,115

We believe that our working capital, cash flows from operations and borrowings available from our Credit Facility will provide us with adequate resources for our ongoing operations through 2013 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of June 30, 2013, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$51,013	$2,494	$4,989	$4,887	$38,643
Uncertain income taxes	135	135	-	-	-
Operating leases	131,505	22,341	38,812	28,711	41,641
Rent on finance obligation	5,411	1,546	3,092	773	-
Total contractual cash obligations	$188,064	$26,516	$46,893	$34,371	$80,284

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013, except for our letters of credit of $5.3 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

We have calculated that, for our 2012 fiscal year, our institutions’ 90/10 Rule percentages ranged from 72.3% to 93.0%.  For 2012, our Dayton institution (consisting of a main campus and eight additional locations) derived 93.0% of its revenues from Title IV programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  We anticipate that our Dayton institution which is scheduled to close on December 31, 2013 will comply with the 90/10 Rule in 2013.

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

In September 2012, the DOE published final two-year cohort default rates for each of our institutions for the 2010 fiscal year.  The rates range from 11.0% to 24.2%.  None of our institutions had a cohort default rate (as defined by the DOE) of 25% or greater for the 2010 federal fiscal year.

In March 2013, the DOE published draft two-year cohort default rates for each of our institutions for the 2011 fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2013.  The rates range from 13.5% to 25.1%.  Denver was our only institution that had a cohort default rate greater than 25%.  We have appealed all of our 2011 draft rates.  The weighted average draft cohort default rate for 2011 was 21.2%.

In September 2012, the DOE released final three-year cohort default rates for fiscal year 2009.  The rates for the 2009 fiscal year, which represents the first year of the three consecutive year period, under the new methodology ranged from 15.8% to 33.3%.  For the 2009 fiscal year, five of our institutions had three-year cohort default rates of at least 30%.

In March 2013, the DOE published draft three-year cohort default rates for each of our institutions for the 2010 fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2013.  The rates range from 19.5% to 38.9%.  For the 2010 fiscal year, six of our institutions had three-year draft cohort default rates of at least 30%.  We have appealed all of our 2010 draft rates.  The weighted average draft cohort default rate for 2010 was 31.5%.

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

ATB Students

ATB students are non-GED and non-high school graduates who are allowed to enroll in post-secondary institutions by passing a DOE approved exam.  ATB students are traditionally a higher risk population who complete their programs at a lower rate and default on their student loans at a higher rate than non-ATB students.   As of June 30, 2013, approximately 1.4% of our students were classified as ATB students.  On December 23, 2011, President Obama signed into law the Appropriations Act. This law eliminates the ability of ATB students who first enroll after July 1, 2012 to participate in federal student financial aid programs.  As a result, we stopped enrolling ATB students as of July 1, 2012.  This reduction in ATB students has negatively impacted our total enrollment and our revenue.

Cost Associated with Exit or Disposal Activities

On June 18, 2013, our Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of our Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  As a result, we adopted a plan to cease operations at these campuses and, in accordance with the plan, we stopped admitting new students at these five campuses, but will provide currently enrolled students who are scheduled to graduate before December 31, 2013 with the ability to complete their course of study at these five campuses. For fiscal year 2013, these campuses were expected to contribute approximately $24.0 million in revenue and 1,800 student starts.

In addition to the expected operational losses, we expect to incur approximately $12.5 million in additional pre-tax expenses subsequent to the announcement date to cease operations at these five campuses.  We hope to offset a portion of these cash charges by subleasing some of the properties impacted and transferring some students to other accredited institutions.  We expect all operations at these campuses to cease by December 31, 2013 at which time the results of operations for these campuses will be reflected as discontinued operations in our financial statements.

Losses for fiscal year 2013 attributable to these five campuses, including costs to cease operations, are expected to range between ($0.60) to ($0.65) per share.

The results of operations at these five campuses for the three and six months ended June 30, 2013 and for the fiscal years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
	2013	2013	2012	2011	2010
Revenue	$3,466	$7,278	$19,924	$35,099	$61,028
Operating expenses	(7,942)	(15,424)	(33,564)	(29,885)	(31,947)
Operating (loss) income	$(4,476)	$(8,146)	$(13,640)	$5,214	$29,081

Amounts indicated include impairments of goodwill and long-lived assets for these campuses of $0.7 million, $2.3 million and $8.7 million for the three and six months ended June 30, 2013 and for the year ended December 31, 2012, respectively.

Index
Outlook

In addition to the 90/10 Rule, cohort default rates, gainful employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to significant deterioration in student enrollments. This deterioration continued into the first half of 2013. For the second quarter of 2013 we experienced a decrease in student starts of 20.4% versus the second quarter of 2012.  Excluding the effects of our decision in early 2012 to stop enrolling fully online students, the elimination of ATB student starts and our decision in June 2013 to cease operations at five campuses in Ohio and Kentucky our student starts declined 0.4% and 6.0%, respectively for the three months ended June 30, 2013 and the six months ended June 30, 2012 as compared to the comparable prior year periods.

While our student starts continue to decline, excluding the items discussed above, the rate of decline has improved as compared to prior year. We continue to be challenged by the current economic environment as well as students’ and their parents’ continued hesitation to incur debt.  We expect that this trend will improve as the economy improves but cannot predict when this will occur.

We believe that we have started to see stabilization in our student starts for our continuing operations.  In particular our automotive and skill trade campuses appear to have stabilized while our other programs continue to experience some challenges.  Some of this can be attributable to large financing gaps at certain programs as well as the hesitation or inability of students to incur additional debt and/or make required monthly payments.  We continue to explore ways to help these students achieve their goals, including reducing tuition of certain programs or providing need based scholarships.

The continued deterioration in our student population has produced negative operating margins for the first half of the year and has resulted in approximately $14.0 million of cash used during the first half of the year to sustain our operations.  We remain confident that our cash generated by operations, existing cash balances and, if necessary, borrowings under our Credit Facility will be able to meet both our short-term cash needs as well as fund our operations and meet our obligations beyond the next twelve months.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a Credit Agreement with a syndicate of banks.  Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. As of June 30, 2013, we had no outstanding borrowings under our Credit Facility.

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

On November 21, 2012, we received a Civil Investigation Demand from the Attorney General of the Commonwealth of Massachusetts relating to their investigation of whether we and certain of our academic institutions have complied with certain Massachusetts state consumer protection and finance laws.  On July 29, 2013, we received a follow-up Civil Investigative Demand.  Pursuant to both Civil Investigative Demands, the Attorney General has requested from us and certain of our academic institutions documents and detailed information from the time period January 1, 2008 to the present.  The Company has responded to this request and intends to continue cooperating with the Attorney General’s Office.

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

10.2
First Amendment to the Credit Agreement, dated as of June 18, 2013, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (11).

10.3	Employment Agreement, dated as of January 8, 2013, between the Company and Scott M. Shaw (8).

10.4	Employment Agreement, dated as of January 8, 2013, between the Company and Cesar Ribeiro (8).

10.5	Employment Agreement, dated as of January 8, 2013, between the Company and Shaun E. McAlmont (8).

10.6	Employment Agreement, dated as of January 8, 2013, between the Company and Piper P. Jameson (8).

10.7	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (7).

10.8	Lincoln Educational Services Corporation Amended and Restated 2005 Non-Employee Directors Restricted Stock Plan (7).

10.9	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.10	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.11	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.12	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.13	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (10).

Index
10.14	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (9).

10.15	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.16	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(7)	Registration Statement on Form S-8 (Registration No. 333-188240).

(8)	Incorporated by reference to the Company’s Form 8-K filed January 10, 2013.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(11)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2013.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 9, 2013	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)