Form 10-Q
period 2013-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2013-11-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013, there were 24,080,136 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,250	$61,708
Accounts receivable, less allowance of $14,368 and $17,751 at September 30, 2013 and December 31, 2012, respectively	25,960	17,370
Inventories	2,380	2,677
Prepaid income taxes and income taxes receivable	18,497	7,085
Deferred income taxes, net	6,229	7,729
Prepaid expenses and other current assets	2,278	2,944
Total current assets	61,594	99,513

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $147,410 and $137,834 at September 30, 2013 and December 31, 2012, respectively	137,371	154,096

OTHER ASSETS:
Noncurrent receivables, less allowance of $835 and $1,078 at September 30, 2013 and December 31, 2012, respectively	5,496	6,109
Deferred finance charges	574	774
Deferred income taxes, net	18,409	17,065
Goodwill	62,465	65,527
Other assets, net	4,377	3,690
Total other assets	91,321	93,165
TOTAL	$290,286	$346,774

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	September 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$426	$412
Unearned tuition	35,792	34,648
Accounts payable	11,160	13,500
Accrued expenses	15,580	9,746
Other short-term liabilities	340	268
Total current liabilities	63,298	58,574

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	35,293	73,115
Pension plan liabilities	5,960	6,901
Accrued rent	8,268	8,663
Other long-term liabilities	1,052	1,044
Total liabilities	113,871	148,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2013 and December 31, 2012; issued and outstanding: 29,999,684 shares at September 30, 2013 and 29,659,457 shares at December 31, 2012	141,377	141,377
Additional paid-in capital	24,334	22,677
Treasury stock at cost - 5,910,541 shares at September 30, 2013 and December 31, 2012	(82,860)	(82,860)
Retained earnings	99,890	124,059
Accumulated other comprehensive loss	(6,326)	(6,776)
Total stockholders' equity	176,415	198,477
TOTAL	$290,286	$346,774

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE	$88,509	$102,057	$263,809	$300,246
COSTS AND EXPENSES:
Educational services and facilities	46,830	49,426	137,810	145,594
Selling, general and administrative	44,482	50,807	147,252	157,921
(Gain) loss on sale of assets	(301)	8	(508)	(36)
Impairment of goodwill and long-lived assets	-	-	6,194	14,244
School closing costs	195	-	1,214	-
Total costs & expenses	91,206	100,241	291,962	317,723
OPERATING (LOSS) INCOME	(2,697)	1,816	(28,153)	(17,477)
OTHER:
Interest income	20	-	37	2
Interest expense	(1,088)	(1,051)	(3,382)	(3,412)
Other income	-	3	18	13
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,765)	768	(31,480)	(20,874)
BENEFIT FOR INCOME TAXES	(1,489)	(318)	(12,339)	(5,946)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,276)	1,086	(19,141)	(14,928)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(2,570)	-	(10,319)
NET LOSS	$(2,276)	$(1,484)	$(19,141)	$(25,247)
Basic
(Loss) income per share from continuing operations	$(0.10)	$0.05	$(0.85)	$(0.67)
Loss per share from discontinued operations	-	(0.12)	-	(0.47)
Net loss per share	$(0.10)	$(0.07)	$(0.85)	$(1.14)
Diluted
(Loss) income per share from continuing operations	$(0.10)	$0.05	$(0.85)	$(0.67)
Loss per share from discontinued operations	-	(0.12)	-	(0.47)
Net loss per share	$(0.10)	$(0.07)	$(0.85)	$(1.14)
Weighted average number of common shares outstanding:
Basic	22,528	22,195	22,480	22,172
Diluted	22,528	22,281	22,480	22,172

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,276)	$(1,484)	$(19,141)	$(25,247)
Other comprehensive income
Employee pension plan adjustments, net of taxes	150	-	450	-
Comprehensive loss	$(2,126)	$(1,484)	$(18,691)	$(25,247)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2013	29,659,457	$141,377	$22,677	$(82,860)	$124,059	$(6,776)	$198,477
Net loss	-	-	-	-	(19,141)	-	(19,141)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	450	450
Stock-based compensation expense
Restricted stock	400,779	-	2,317	-	-	-	2,317
Stock options	-	-	138	-	-	-	138
Tax deficiency of stock-based awards and cancels	-	-	(409)	-	-	-	(409)
Net share settlement for equity-based compensation	(60,552)	-	(389)	-	-	-	(389)
Cash dividend of $0.21 per common share	-	-	-	-	(5,028)	-	(5,028)
BALANCE - September 30, 2013	29,999,684	$141,377	$24,334	$(82,860)	$99,890	$(6,326)	$176,415

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,141)	$(25,247)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,570	20,449
Amortization of deferred finance charges	312	147
Deferred income taxes	(144)	(4,672)
Gain on disposition of assets	(508)	(32)
Impairment of goodwill and long-lived assets	6,194	23,683
Fixed asset donation	(37)	-
Provision for doubtful accounts	11,539	16,091
Stock-based compensation expense	2,455	2,609
Deferred rent	(233)	488
(Increase) decrease in assets, net of acquisition of business:
Accounts receivable	(19,516)	(15,763)
Inventories	297	(1)
Prepaid income taxes and income taxes receivable	(11,821)	(8,485)
Prepaid expenses and current assets	650	775
Other assets	(864)	(129)
Increase (decrease) in liabilities, net of acquisition of business:
Accounts payable	(2,795)	(1,842)
Accrued expenses	5,672	3,293
Pension plan liabilities	(672)	(544)
Unearned tuition	1,144	(2,994)
Other liabilities	561	275
Total adjustments	9,804	33,348
Net cash (used in) provided by operating activities	(9,337)	8,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,531)	(6,779)
Proceeds from sale of property and equipment	747	82
Acquisition of business, net of cash acquired	-	(1,472)
Net cash used in investing activities	(2,784)	(8,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(42,500)	-
Proceeds from borrowings	5,000	-
Net share settlement for equity-based compensation	(389)	(212)
Dividends paid	(5,028)	(4,782)
Payment of deferred finance fees	(112)	(659)
Principal payments under capital lease obligations	(308)	(374)
Net cash used in financing activities	(43,337)	(6,027)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,458)	(6,095)
CASH AND CASH EQUIVALENTS—Beginning of period	61,708	26,524
CASH AND CASH EQUIVALENTS—End of period	$6,250	$20,429

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,082	$3,070
Income taxes	$375	$226
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Fair value of assets acquired	$-	$2,876
Net cash paid for the acquisition	-	(1,472)
Liabilities assumed	$-	$1,404
Liabilities accrued for or noncash purchases of fixed assets	$895	$599

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and Subsidiaries (the “Company”) is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults career-oriented programs in five areas of study: Automotive Technology, Health Sciences, Skilled Trades, Hospitality Services and Business and Information Technology. The Company currently has 38 campuses and five training sites across 17 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2012 consolidated financial statements of the Company, reflect all adjustments, consisting of normal recurring adjustments, including impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance and are effective upon issuance and the amendments that are subject to transition guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, which amends and corrects various sections in the Codification pursuant to Staff Accounting Bulletin (“SAB”) No. 114, SEC Release No. 33-9250 and ASU No. 2010-22. The amendments and corrections in this ASU are effective upon issuance. The adoption of this guidance did not impact on the Company’s consolidated financial statements.

Index
Stock-Based Compensation –The accompanying condensed consolidated statements of operations include stock-based compensation expense of approximately $0.1 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.  The Company uses the Black-Scholes valuation model for stock options and utilizes straight-line amortization of compensation expense over the requisite service period of the grant.  The Company makes an estimate of expected forfeitures at the time options are granted.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.
The Company has net deferred tax assets (excluding indefinite life intangibles) of $28.4 million as of September 30, 2013.  As of September 30, 2013, the Company weighed the positive and negative evidence available and concluded it was more likely than not that deferred assets would be recoverable and therefore did not record a valuation allowance.  If the Company continues to incur net losses in future periods it might need to establish a valuation allowance.  This could significantly impact the Company’s consolidated financial position and results of operations.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic shares outstanding	22,528,478	22,194,731	22,480,308	22,171,757
Dilutive effect of stock options	-	86,402	-	-
Diluted shares outstanding	22,528,478	22,281,133	22,480,308	22,171,757

For the three months ended September 30, 2013 options to acquire 282,678 shares were excluded from the above table because the Company reported a net loss for the quarter and therefore their impact on reported loss per share would have been antidilutive.  For the nine months ended September 30, 2013 and 2012, options to acquire 234,073 and 304,333 shares, respectively, were excluded from the above table because the Company reported a net loss for the nine month and therefore their impact on reported loss per share would have been antidilutive.  For the three and nine months ended September 30, 2013 and 2012, options to acquire 785,768 and 304,333 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In 2011 and 2013, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of September 30, 2013, these performance conditions were not met.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 441,552 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013, and 100,602 shares have been excluded for the three and nine months ended September 30, 2012.  Refer to Note 7 for more information on performance shares.

Index
3.	BUSINESS ACQUISITION

On April 18, 2012, the Company acquired all of the rights, title and interest in certain assets and liabilities of Florida Medical Training Institute, Inc. (“FMTI”) for total consideration of $1.7 million, net of cash acquired.  FMTI has five locations in Florida: Melbourne, Jacksonville, Tampa, Miami and Coral Springs.  FMTI currently offers certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant, Fire Fighter and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.  The purchase price allocation resulted in $2.9 million allocated to assets, including $2.4 million to intangible assets and $1.4 million to liabilities.  The goodwill is tax deductible and represents the value of entering a new market and businesses that generates non-Title IV funding.

4.	COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES AND DISCONTINUED OPERATIONS

a) Costs Associated with Exit or Disposal Activities

On June 18, 2013, the Company’s Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of the Company’s Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  As a result, the Company adopted a plan to cease operations at these campuses and, in accordance with the plan, the Company stopped admitting new students at these five campuses, but provided currently enrolled students who were scheduled to graduate before December 31, 2013 with the ability to complete their course of study at these five campuses. The Company expects all operations at these campuses to cease by December 31, 2013 at which time the results of operations for these campuses will be reflected as discontinued operations in the Company’s financial statements.

The results of operations at these five campuses for the three and nine months ended September 30, 2013 and for the fiscal years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2013	2013	2012	2011	2010
Revenue	$(18)	$7,261	$19,924	$35,099	$61,028
Operating expenses	(3,898)	(19,322)	(33,564)	(29,885)	(31,947)
Operating (loss) income	$(3,916)	$(12,061)	$(13,640)	$5,214	$29,081

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.3 million and $8.7 million for the nine months ended September 30, 2013 and for the year ended December 31, 2012, respectively.  For the three months ended September 30, 2013, the accompanying financial statements reflect $1.5 million of refunds to students as a reduction of revenue and $0.2 million of accrued compensation related to severance and stay bonuses at these campuses.  For the nine months ended September 30, 2013, amounts include $1.5 million of student refunds as a reduction of revenue and $1.2 million of accrued compensation related to severance and stay bonuses at these campuses.

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

Index
The results of operations at these seven campuses for the three and nine months ended September 30, 2012 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Revenue	$2,087	$9,134

Loss before income taxes	(4,277)	(17,173)
Income tax benefit	(1,707)	(6,854)
Net loss from discontinued operations	$(2,570)	$(10,319)

5.	GOODWILL AND LONG-LIVED ASSETS

There was no long-lived asset impairment during the three months ended September 30, 2013.  The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The Company concluded that as of June 30, 2013, March 31, 2013, and June 30, 2012, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at four, two, and ten of our campuses respectively.  Long lived assets had been tested at these campuses as a result of certain financial indicators such as our history of losses, our current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.4 million and $1.7 million for leasehold improvements as of June 30, 2013 and March 31, 2013, respectively, and a pre-tax charge of $8.3 million as of June 30, 2012 (which included leasehold improvements of $8.1 million and definite-lived intangible assets of $0.2 million, of which $4.0 million is included in discontinued operations).

There was no goodwill impairment during the three months ended September 30, 2013.  As of June 30, 2013, the Company concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

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

The carrying amount of goodwill at September 30, 2013 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2013	$117,176	$(51,649)	$65,527
Goodwill impairment	-	(3,062)	(3,062)
Balance as of September 30, 2013	$117,176	$(54,711)	$62,465

Index
Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2012	$25	$180	$366	$1,268	$1,124	$200	$3,163
Write-off (1)	(25)	-	(31)	-	-	-	(56)
Gross carrying amount at September 30, 2013	-	180	335	1,268	1,124	200	3,107

Accumulated amortization at December 31, 2012	25	-	209	-	670	28	932
Write-off (1)	(25)	-	(31)	-	-	-	(56)
Amortization	-	-	37	-	101	30	168
Accumulated amortization at September 30, 2013	-	-	215	-	771	58	1,044

Net carrying amount at September 30, 2013	$-	$180	$120	$1,268	$353	$142	$2,063

Weighted average amortization period (years)		Indefinite	7	Indefinite	9	3

(1)	The Company wrote-off the value of fully amortized assets not in service.

Amortization of intangible assets was approximately $0.1 million for each of the three months ended September 30, 2013 and 2012, and approximately $0.2 million for each of the nine months ended September 30, 2013 and 2012.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2013	$56
2014	224
2015	156
2016	112
2017	46
Thereafter	21

$615

Index
6.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	September 30, 2013	December 31, 2012
Credit agreement (a)	$-	$37,500
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	26,047	26,344
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	-	11
	35,719	73,527
Less current maturities	(426)	(412)
	$35,293	$73,115

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At September 30, 2013, the Company had outstanding letters of credit aggregating $5.3 million, which were primarily comprised of letters of credit for the DOE matters and real estate leases.

The Amendment to the Credit Agreement reduced the aggregate principal amount available under the Credit Facility from $85 million to $60 million.  The Credit Facility continues to provide the Company with a $25 million letter of credit sublimit and a $5 million swing line sublimit, the availability of which will be at the discretion of the swing line lender, and the right to increase the aggregate amount available under the Credit Facility by up to $50 million upon the satisfaction of certain conditions.  The Amendment to the Credit Agreement includes certain revisions relevant to the calculation of consolidated leverage ratio and consolidated fixed charge coverage ratio.

The Amendment to the Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of September 30, 2013, the Company is in compliance with all financial covenants under the Credit Agreement, as amended.

During the three months ended September 30, 2013 the Company borrowed and subsequently repaid $5.0 million under the facility.  The interest rates on these borrowings ranged from 4.5% to 4.75%.  As of September 30, 2013, the Company had no amounts outstanding under the Credit Agreement as amended.  The Company had $37.5 million outstanding under the Credit Agreement as of December 31, 2012.  The interest rate on this borrowing was 4.5%.

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

Scheduled maturities of long-term debt and lease obligations at September 30, 2013 are as follows:

Year ending December 31,
2013	$426
2014	462
2015	515
2016	10,405
2017	623
Thereafter	23,288
$35,719

7.	STOCKHOLDERS’ EQUITY

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

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest on the first anniversary of the grant date; however, there is no vesting period on the right to vote or the right to receive dividends on these restricted shares.

For the nine months ended September 30, 2013 and 2012, the Company completed a net share settlement for 60,552 and 24,488 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2013 and/or 2012, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of approximately $0.4 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2012	1,341,084	$7.79
Granted	434,308	5.62
Canceled	(33,529)	16.70
Vested	(271,396)	8.52

Nonvested restricted stock outstanding at September 30, 2013	1,470,467	6.66

The restricted stock expense for the three months ended September 30, 2013 and 2012 was $0.1 million and $0.5 million, respectively. The restricted stock expense for each of the nine months ended September 30, 2013 and 2012 was $2.3 million.  The unrecognized restricted stock expense as of September 30, 2013 and December 31, 2012 was $8.2 million and $8.6 million, respectively.  As of September 30, 2013, outstanding restricted shares under the LTIP had aggregate intrinsic value of $6.8 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	655,875	$14.72	4.89 years	$-
Canceled	(21,000)	17.31		-

Outstanding at September 30, 2013	634,875	14.63	4.16 years	-

Vested or expected to vest	615,277	14.85	4.03 years	-

Exercisable as of September 30, 2013	536,884	15.88	3.38 years	-

As of September 30, 2013, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.2 million.  This amount will be expensed over the weighted-average period of approximately 2.13 years.

The following table presents a summary of stock options outstanding:

	At September 30, 2013
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	259,792	6.39	$9.60	161,801	$10.70
$14.00-$19.99	270,083	2.47	16.48	270,083	16.48
$20.00-$25.00	105,000	3.02	22.33	105,000	22.33

	634,875	4.16	14.63	536,884	15.88

Index
8.	INCOME TAXES

The benefit for income taxes for the three months ended September 30, 2013 was $1.5 million, or 39.5% of pretax loss, compared to a benefit for income taxes of $0.3 million, or (41.4%) of pretax income for the three months ended September 30, 2012.  The effective tax rate decrease was due to the effect of permanent items compared to projected higher loss for the year.

The benefit for income taxes for the nine months ended September 30, 2013 was $12.3 million, or 39.2% of pretax loss, compared to a benefit for income taxes of $5.9 million, or 28.5% of pretax loss for the nine months ended September 30, 2012.  The increased benefit and effective tax rate increase was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges recorded during the nine months ended September 30, 2012.

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

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994 for non-union employees.  The total amount of the Company’s contributions paid under its pension plan was $0.7 million for the nine months ended September 30, 2013 and $0.5 million for the nine months ended September 30, 2012.  The net periodic benefit cost was $0.2 million for each of the three months ended September 30, 2013 and 2012 and $0.5 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

11.	DIVIDENDS

In September 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on September 30, 2013 to shareholders of record on September 13, 2013.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults career-oriented programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of September 30, 2013, we enrolled 16,105 students in diploma and degree programs and 467 in short programs at our 38 campuses and five training sites across 17 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

Cost Associated with Exit or Disposal Activities and Discontinued Operations

Costs Associated with Exit or Disposal Activities

On June 18, 2013, our Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of our Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  As a result, we adopted a plan to cease operations at these campuses and, in accordance with the plan, we stopped admitting new students at these five campuses, but provided currently enrolled students who were scheduled to graduate before December 31, 2013 with the ability to complete their course of study at these five campuses. For fiscal year 2013, these campuses were expected to contribute approximately $24.0 million in revenue and 1,800 student starts.

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

Index
The results of operations at these five campuses for the three and nine months ended September 30, 2013 and for the fiscal years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2013	2013	2012	2011	2010
Revenue	$(18)	$7,261	$19,924	$35,099	$61,028
Operating expenses	(3,898)	(19,322)	(33,564)	(29,885)	(31,947)
Operating (loss) income	$(3,916)	$(12,061)	$(13,640)	$5,214	$29,081

Amounts indicated include impairments of goodwill and long-lived assets for these campuses of $2.3 million and $8.7 million for the nine months ended September 30, 2013 and for the year ended December 31, 2012, respectively.  For the three months ended September 30, 2013, our financial statements reflect $1.5 million of refunds to students as a reduction of revenue and $0.2 million of accrued compensation related to severance and stay bonuses at these campuses.  For the nine months ended September 30, 2013, amounts indicated include $1.5 million of student refunds as a reduction of revenue and $1.2 million of accrued compensation related to severance and stay bonuses at these campuses.

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

The results of operations at these seven campuses for the three and nine months ended September 30, 2012 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Revenue	$2,087	$9,134

Loss before income taxes	(4,277)	(17,173)
Income tax benefit	(1,707)	(6,854)
Net loss from discontinued operations	$(2,570)	$(10,319)

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

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2013 and 2012 was 4.5% and 6.0%, respectively.  Our bad debt expense as a percentage of revenue for the nine months ended September 30, 2013 and 2012 was 4.4% and 5.2%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended September 30, 2013 and 2012 would have resulted in an increase in bad debt expense of $0.9 million and $1.0 million, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the nine months ended September 30, 2013 and 2012 would have resulted in an increase in bad debt expense of $2.6 million and $3.0 million, respectively.  Accounts receivable includes amounts due from federal funds programs of $7.0 million and $2.0 million as of September 30, 2013 and December 31, 2012, respectively.

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

Goodwill represents a significant portion of our total assets. As of September 30, 2013, goodwill represented approximately $62.5 million, or 21.5%, of our total assets.

As of June 30, 2013, we concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.  There was no goodwill impairment during the third quarter ended September 30, 2013.

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

We concluded that as of June 30, 2013, March 31, 2013 and June 30, 2012 that there was sufficient evidence to conclude that there were impairments of certain long-lived assets at four, two, and ten of our campuses respectively.  Long-lived assets had been tested at these campuses as a result of certain financial indicators such as our history of losses, our current respective period losses, as well as our future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.4 million and $1.7 million for leasehold improvements as of June 30, 2013 and March 31, 2013, respectively, and a pre-tax charge of $8.3 million as of June 30, 2012 (which included leasehold improvements of $8.1 million and definite-lived intangible assets of $0.2 million of which $4.0 million is included in discontinued operations).  There was no long-lived asset impairment during the third quarter ended September 30, 2013.

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial information as compared to target financial achievements and key performance objectives.  Although our recorded liability for bonuses is based on our best estimate of the obligation, actual results could differ and require adjustment of the recorded balance.

Income taxes – We account for income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.
We have net deferred tax assets (excluding indefinite life intangibles) of $28.4 million as of September 30, 2013.  As of September 30, 2013, we weighed the positive and negative evidence available and concluded it was more likely than not that deferred assets would be recoverable and therefore did not record a valuation allowance.  If we continue to incur net losses in future periods we might need to establish a valuation allowance.  This could significantly impact our consolidated financial position and results of operations.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	52.9%	48.4%	52.3%	48.5%
Selling, general and administrative	50.2%	49.8%	55.8%	52.6%
Gain on sale of assets	-0.3%	0.0%	-0.2%	0.0%
Impairment of goodwill and long-lived assets	0.0%	0.0%	2.3%	4.7%
School closing costs	0.2%	0.0%	0.5%	0.0%
Total costs and expenses	103.0%	98.2%	110.7%	105.8%
Operating (loss) income	-3.0%	1.8%	-10.7%	-5.8%
Interest expense, net	-1.3%	-1.0%	-1.3%	-1.2%
(Loss) income from continuing opeartions before income taxes	-4.3%	0.8%	-12.0%	-7.0%
Benefit for income taxes	-1.7%	-0.3%	-4.7%	-2.0%
(Loss) income from continuing operations	-2.6%	1.1%	-7.3%	-5.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue.   Revenue decreased by $13.5 million, or 13.3%, to $88.5 million for the quarter ended September 30, 2013 from $102.1 million for the quarter ended September 30, 2012.   Approximately $4.4 million of this decrease was the result of our plan, which was approved on June 18, 2013, to cease operations at five campuses, which we refer to collectively as the “Closing Schools.”  As a result of this plan, we stopped admitting new students, but will continue to provide currently enrolled students who are scheduled to graduate before December 31, 2013 with the ability to complete their course of study at these five campuses. Excluding the Closing Schools, the decrease was primarily attributable to an 11.3% decrease in average student population, which decreased to 14,956 for the quarter ended September 30, 2013 from 16,856 for the quarter ended September 30, 2012 partially offset by a 2.1% increase in average revenue per student.  We began 2013 with approximately 2,400, or 12.6%, fewer students than we had on January 1, 2012.

The decrease in average student population was impacted by regulatory changes under the Appropriations Act, which eliminated our ability to enroll ATB students as well as our decision in early 2012 to stop enrolling fully online students.  In addition, we believe current economic conditions have increased the number of potential students who are hesitant to incur debt and therefore, have not enrolled in our schools.  These factors have led to a significant decline in student starts and average student population.

The increase in average revenue per student of 2.1% for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, excluding Closing Schools, was primarily from tuition increases which led to higher revenue per student during the quarter. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $2.6 million, or 5.3%, to $46.8 million for the quarter ended September 30, 2013 from $49.4 million for the quarter ended September 30, 2012.  The Closing Schools accounted for $0.2 million of this decrease. The remainder of the decrease in educational services and facilities expense was primarily due to a $2.0 million, or 8.5%, decrease in instructional expenses and a $0.3 million, or 4.2%, decrease in books and tools expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower student population. The decrease in books and tools expense is attributable to a decline in student starts of approximately 350 for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.

Our educational expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

Index
As a result, educational services and facilities expenses, as a percentage of revenue, increased to 52.9% for the quarter ended September 30, 2013 from 48.4% for the quarter ended September 30, 2012.

Selling, general and administrative expense.    Our selling, general and administrative expense for the quarter ended September 30, 2013 was $44.5 million, a decrease of $6.3 million, or 12.4%, from $50.8 million for the quarter ended September 30, 2012.  The Closing Schools accounted for $2.4 million of this decrease.  The remainder of the decrease in our selling, general and administrative expense was primarily due to a $2.0 million, or 7.8%, decrease in administrative expenses and a $1.8 million, or 10.2%, decrease in sales and marketing expenses.

The decrease in administrative expenses was due to a $1.4 million reduction in bad debt expense as well as a reduction in compensation and benefits.

Bad debt expense as a percentage of revenue was 4.5% for the quarter ended September 30, 2013, compared to 6.0% for the quarter ended September 30, 2012. The reduction in bad debt as a percentage of revenue was due to our improved efforts on the financial aid processes and collection activities.

The decrease in sales and marketing expenses was primarily due to $1.4 million of reduced marketing expenses and a reduction in sales expense of approximately $0.3 million, as a result of a decrease in the number of admissions representatives, in each case,  in order to align our expenses to our student population.

As a percentage of revenues, selling, general and administrative expense for the quarter ended September 30, 2013 increased to 50.2% from 49.8% for the quarter ended September 30, 2012.

As of September 30, 2013, we had outstanding loan commitments to our students of $36.3 million, as compared to $33.4 million at June 30, 2013.  Loan commitments, net of interest that would be due on the loans through maturity, were $26.4 million at September 30, 2013, as compared to $24.2 million at June 30, 2013.  The increase in loan commitments is seasonal in nature and is due to higher student starts in the third quarter as compared to the remainder of the year.

Income taxes.    The benefit for income taxes for the quarter ended September 30, 2013 was $1.5 million, or 39.5% of pretax loss, compared to a benefit for income taxes of $0.3 million, or 41.4% of pretax income for the quarter ended September 30, 2012. The effective tax rate decrease was due to the effect of permanent items compared to projected higher loss for the year.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue.   Revenue decreased by $36.4 million, or 12.1%, to $263.8 million for the nine months ended September 30, 2013 from $300.2 million for the nine months ended September 30, 2012.   Approximately $7.2 million of this decrease was the result of planned closings of the Closing Schools at the end of the year.  Excluding the Closing Schools, the decrease was primarily attributable to a 12.6% decrease in average student population, which decreased to 15,008 for the nine months ended September 30, 2013 from 17,170 for the nine months ended September 30, 2012, partially offset by a 2.7% increase in average revenue per student.  We began 2013 with approximately 2,400, or 12.6%, fewer students than we had on January 1, 2012.

The decrease in average student population was impacted by regulatory changes under the Appropriations Act, which eliminated our ability to enroll ATB students as well as our decision in early 2012 to stop enrolling fully online students.  In addition, we believe current economic conditions have increased the number of potential students who are hesitant to incur debt and therefore, have not enrolled in our schools.  These factors have led to a significant decline in student starts and average student population.

The increase in average revenue per student of 2.7% for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 excluding the Closing Schools was primarily from tuition increases. For a general discussion of trends in our student enrollment, see “Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $7.8 million, or 5.3%, to $137.8 million for the nine months ended September 30, 2013 from $145.6 million for the nine months ended September 30, 2012.  The Closing Schools accounted for $1.4 million of this decrease.  The remainder of the decrease in educational services and facilities expense was primarily due to a $5.2 million, or 7.4%, decrease in instructional expenses and a $1.1 million, or 7.7%, decrease in books and tools expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower student population. The decrease in books and tools expense is attributable to a decline in student starts of approximately 800 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Index
Our educational expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 52.3% for the nine months ended September 30, 2013 from 48.5% for the nine months ended September 30, 2012.

Selling, general and administrative expense.    Our selling, general and administrative expense for the nine months ended September 30, 2013 was $147.3 million, a decrease of $10.7 million, or 6.8%, from $157.9 million for the nine months ended September 30, 2012.  The Closing Schools accounted for $1.5 million of this decrease.  The remainder of the decrease in our selling, general and administrative expense was primarily due to a $6.0 million, or 7.4%, decrease in administrative expenses, a $0.7 million, or 4.9%, decrease in student services expenses and a $2.4 million, or 4.7%, decrease in sales and marketing expense.

The decrease in administrative expenses was due to a $5.1 million reduction in bad debt expense and the remainder was mainly due to a reduction in compensation and benefits.

Bad debt expense as a percentage of revenue was 4.4% for the nine months ended September 30, 2013, as compared to 5.2% the nine months ended September 30, 2012.  The reduction in bad debt as a percentage of revenue was due to our focused efforts on the financial aid processes and collection activities.

Student services expenses decreased mainly due to a reduction in the number of financial aid employees as we aligned our expenses to our student population and other student related costs.

The decrease in sales and marketing expenses was primarily due to $1.3 million of reduced marketing expenses and a reduction in sales expense of approximately $1.1 million a decrease in the number of admissions representatives, in each case, in order to align our expenses to our student population.

As a percentage of revenues, selling, general and administrative expense for the nine months ended September 30, 2013 increased to 55.8% from 52.6% for the nine months ended September 30, 2012.

As of September 30, 2013, we had outstanding loan commitments to our students of $36.3 million, as compared to $34.7 million at December 31, 2012.  Loan commitments, net of interest that would be due on the loans through maturity, were $26.4 million at September 30, 2013, as compared to $25.0 million at December 31, 2012.  The increase in loan commitments is seasonal in nature and is due to higher student starts in the third quarter as compared to the remainder of the year.

Impairment of goodwill and long-lived assets.    As of June 30, 2013 and March 31, 2013, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $6.2 million existed for two reporting units related to goodwill and six asset groups related to long-lived assets.  As of June 30, 2012, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $23.7 million ($9.5 million included in discontinued operations) existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets.  As of September 30, 2013 and 2012, we determined that no impairment existed for goodwill and long-lived assets.

School closing expenses.    During the nine months ended September 30, 2013 we recorded $1.2 million of school closing expenses mainly related to employee severance.

Income taxes.    The benefit for income taxes for the nine months ended September 30, 2013 was $12.3 million, or 39.2% of pretax loss, compared to a benefit for income taxes of $5.9 million, or 28.5% of pretax loss for the nine months ended September 30, 2012. The increased benefit and effective tax rate increase was due to the effect of nondeductible permanent items mainly comprised of certain goodwill impairment charges recorded during the quarter ended September 30, 2012.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility (as defined below).

Index
The following chart summarizes the principal elements of our cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash (used in) provided by operating activities	$(9,337)	$8,101
Net cash used in investing activities	(2,784)	(8,169)
Net cash used in financing activities	(43,337)	(6,027)

At September 30, 2013, we had cash and cash equivalents of $6.3 million, representing a decrease of approximately $55.5 million as compared to $61.7 million as of December 31, 2012.  This decrease is primarily due to the $37.5 million repayment of borrowings under our Credit Facility on January 3, 2013 coupled with negative cash flows from operating activities resulting from a net loss during the nine months ended September 30, 2013 and cash outflows for purchases of capital expenditures and dividend payments.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  For the first nine months of 2013 we experienced negative cash from operations however we expect that this will reverse in the near future and until that does occur we anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our Credit Facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our Credit Facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. At September 30, 2013, we had net borrowings available under our Credit Facility of approximately $54.7 million, including a $19.7 million sub-limit on letters of credit.  As of September 30, 2013, we had no amounts outstanding under our Credit Facility.  In July 2013, we borrowed $5.0 million under our Credit Facility for working capital purposes which was repaid during the third quarter.  As of September 30, 2013, we had outstanding letters of credit aggregating $5.3 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

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

Operating Activities

Net cash used in operating activities was $9.3 million for the nine months ended September 30, 2013 as compared to net cash provided by operating activities of $8.1 million for nine months ended September 30, 2012.  The $17.4 million decrease in net cash primarily resulted from a reduction in net income and other working capital items.  For the nine months ended September 30, 2013 we had negative cash from operations.  For the first nine months of 2013 we experienced negative cash from operations however we expect that this will reverse in the near future and until that does occur we anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our Credit Facility.

Index
Investing Activities

Net cash used in investing activities decreased by $5.4 million to $2.8 million for the nine months ended September 30, 2013 from $8.2 million for the nine months ended September 30, 2012. The decrease was primarily attributable to a $3.2 million reduction in cash used for capital expenditures for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 and the acquisition of FMTI in the second quarter of 2012.  Our 2013 capital expenditures mainly related to leasehold improvements, classroom furniture and shop technology.  The decrease was a result of decreased demand for expenditures due to reduced student population, assets transferred from closed schools and significant investments in prior periods.

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

Financing Activities

Net cash used in financing activities increased by $37.3 million to $43.3 million for the nine months ended September 30, 2013 from $6.0 million for the nine months ended September 30, 2012. This increase was primarily attributable to our net payments on borrowings of $37.5 million.

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Under the Credit Agreement, the margin interest rate is subject to adjustment within a range of 1.25% to 2.75% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Eurodollar Rate or the Base Rate option.  Swing line loans will bear interest at the Base Rate plus the applicable margin rate.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.  At September 30, 2013, we had no outstanding borrowings. At September 30, 2013, we had outstanding letters of credit aggregating $5.3 million which is primarily comprised of letters of credit for the DOE matters and security deposits in connection with certain of our real estate leases.

The Amendment to the Credit Agreement reduced the aggregate principal amount available under the Credit Facility from $85 million to $60 million.  The Credit Facility continues to provide us with a $25 million letter of credit sublimit and a $5 million swing line sublimit, the availability of which will be at the discretion of the swing line lender, and the right to increase the aggregate amount available under the Credit Facility by up to $50 million upon the satisfaction of certain conditions.  The Amendment to the Credit Agreement includes certain revisions relevant to the calculation of consolidated leverage ratio and consolidated fixed charge coverage ratio.

The Amendment to the Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of September 30, 2013, the Company is in compliance with all financial covenants under the Credit Agreement, as amended.

Index
The following table sets forth our long-term debt (in thousands):

	September 30, 2013	December 31, 2012
Credit agreement	$-	$37,500
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	26,047	26,344
Capital leases-equipment (rates ranging from 5.0% to 8.5%)	-	11
	35,719	73,527
Less current maturities	(426)	(412)
	$35,293	$73,115

We believe that our working capital, cash flows from operations and borrowings available from our Credit Facility will provide us with adequate resources for our ongoing operations through 2013 as well as our currently identified and planned capital expenditures.

Contractual Obligations

Long-term Debt.  As of September 30, 2013, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$50,392	$2,494	$5,004	$4,916	$37,978
Uncertain income taxes	135	135	-	-	-
Operating leases	126,406	22,209	37,518	28,446	38,233
Rent on finance obligation	5,024	1,546	3,092	386	-
Total contractual cash obligations	$181,957	$26,384	$45,614	$33,748	$76,211

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013, except for our letters of credit of $5.3 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Update Regarding Regulatory Matters

On July 16, 2012, the DOE notified our Lincoln, Rhode Island campus that an on-site Program Review was scheduled to begin on August 6, 2012. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2010-2011 and 2011-2012 award years. On October 31, 2013, the DOE issued an Expedited Final Program Review Determination Letter that notified the Lincoln, Rhode Island campus of its decision to close the program review without any findings or monetary liabilities.

By letter dated August 1, 2013, the Accrediting Bureau of Health Education Schools, or ABHES, notified our school in Fern Park, Florida that ABHES had deferred action on the school’s application for a continued grant of accreditation and directed the school to show cause why its accreditation should not be withdrawn.  ABHES is the institutional accreditor for the Fern Park school.  The August 1, 2013, correspondence identified five findings of alleged noncompliance with certain ABHES accreditation requirements related to financial standards, program outcomes, admissions policies, availability of clinical experiences, and curriculum.  The campus submitted to ABHES by the November 1, 2013 deadline a response addressing each of the five findings.  ABHES has stated that the institution’s current grant of accreditation is continued through February 28, 2014, but that failure to address the issues set forth in the August 1, 2013 correspondence and to demonstrate compliance with accreditation requirements may result in a withdrawal of accreditation before that date.  The ABHES commission is expected to meet in January 2014 to review the Fern Park school’s response to the show cause directive.  ABHES could elect to continue the accreditation of the campus or take another action, including withdrawal of accreditation.  The loss of accreditation by the Fern Park school would result in the termination of eligibility of that school to participate in Title IV Programs and could cause us to close the school, which could have a material adverse effect on our business and operations.

Index
Seasonality and Trends

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third and fourth quarters and higher student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, typically do not vary significantly over the course of the year with changes in our student population and revenue. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to ensure that we meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, during the remainder of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

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

The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we saw a reduction in the loan commitments we offered our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student received.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs to create a financing gap.  We decided to restructure program offerings. This resulted in an increase in the financing gap between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs.  This could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

Under the HEA, an institution whose FFEL and FDL cohort default rate is 25% or greater for three consecutive fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent fiscal years. An institution whose FFEL and FDL cohort default rate for any single fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent fiscal years.  If an institution’s cohort default rate equals or exceeds 25% in any of its three most recent fiscal years, the institution may be placed on provisional certification status.

The HEA increased the measuring period for each cohort default rate calculation by one year. Starting with the 2009 cohort, the DOE calculates both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate, which is expected to be published for each of our institutions in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements instead of the two-year rates currently used for those purposes.   If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in the FDL and Federal Stafford Loan programs for the remainder of the fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent fiscal years.   If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in the Pell, FDL, and FFEL programs for the remainder of the fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent fiscal years.

In September 2013, the DOE published final three-year cohort default rates for the 2010 fiscal year.  The rates under the new methodology ranged from 19.0% to 38.8%.  For the 2010 fiscal year, six of our institutions had cohort default rates of at least 30%. The weighted average cohort default rate for 2010 was 31.4%.  Four of our institutions have exceeded the 30% three year CDR threshold for two consecutive years.

In September 2012, the DOE published final three-year cohort default rates for the 2009 fiscal year.  The rates under the new methodology ranged from 15.8% to 33.2%.  For the 2009 fiscal year, seven of our institutions had three-year cohort default rates of at least 30%.

In September 2013, the DOE published final two-year cohort default rates for the 2011 fiscal year.  The rates range from 13.0% to 25.2%.  One of our institutions had a cohort default rate over 25%.  The weighted average cohort default rate for 2011 was 21.0%.

In September 2012, the DOE published final two-year cohort default rates for the 2010 fiscal year.  The rates range from 11.6% to 23.9%.

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

Gainful Employment

On June 13, 2011, the DOE published final regulations in the Federal Register regarding gainful employment that were scheduled to take effect on July 1, 2012 and apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation. Such educational programs would have included all of the Title IV-eligible educational programs at each of our institutions.  On June 30, 2012, the United States District Court for the District of Columbia issued a decision that vacated most of the gainful employment regulations and remanded those regulations to the DOE for further action.  On July 6, 2012, the DOE issued an electronic announcement acknowledging that the Court had vacated the repayment rate metric as well as the debt-to-income gainful employment metrics that would have gone into effect on July 1, 2012.  The DOE also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs.

Index
In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations that would establish standards for programs that prepare students for gainful employment in a recognized occupation.  The committee is scheduled to conduct two negotiated rulemaking sessions, the first of which occurred in September 2013 and the second of which was delayed because of the partial government shutdown and is currently scheduled for November 2013.  In addition, the negotiators held an open conference call in September 2013.

In August 2013, in advance of the first negotiated rulemaking session, the DOE released its initial draft regulatory language for discussion purposes.  The draft regulatory language would apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation.  Such educational programs would include all of the Title IV-eligible educational programs at each of our institutions.

The initial draft gainful employment regulatory language would, among other things, measure each educational program against threshold benchmarks under two debt-to-earnings metrics comparing a program’s annual loan payment (which the language would define  to include certain Title IV loans, private education loans, and debt owed to the institution) to the annual earnings of the students who completed the program.  The two debt-to-earnings metrics, one based on students’ discretionary income and one based on students’ annual earnings, would be calculated under complex methodologies and definitions outlined in the draft regulatory language and would be based on data that may not be readily accessible to institutions.  The draft regulatory language also would require institutions to report to the DOE certain information, and to make certain disclosures, with respect to their gainful employment programs.

Based on a program’s rates under the two metrics, the draft regulatory language would classify the program as a passing program, a zone program, or a failing program.  If an educational program is a failing program in two out of any three consecutive award years, the program would lose its Title IV eligibility for a period of at least three years.  If an educational program is not a passing program in any of four consecutive award years (i.e., the program is classified as either a failing program or zone program for four consecutive award years), the program would lose its Title IV eligibility for a period at least three years.

The draft regulatory language also would require an institution with an educational program that could become ineligible based on its debt-to-earnings rates for the subsequent award year to provide written warnings to enrolled students and prospective students related to the potential loss of Title IV eligibility.  The draft regulatory language also would limit the enrollment of students receiving Title IV funds in an educational program that is classified as a failing program.

The Department is expected to publish new regulations as part of the negotiated rulemaking process.  That process would typically include an opportunity for public notice and comment.  The new regulations, if published in final form on or before November 1, 2014, would typically take effect in July 2015.  The proposed regulations are still under negotiation and are subject to change before and after the negotiated rulemaking sessions are completed.  We cannot predict the timing, scope or content of the final regulation on gainful employment nor the impact of those final regulations on us or our institutions’ educational programs.  The new regulations could have a material adverse effect on our business and operations such as, for example, requiring us to eliminate certain educational programs, and any new warning, reporting, or disclosure requirements could have a material adverse effect on the rate at which students enroll in our programs.

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

Cost Associated with Exit or Disposal Activities

On June 18, 2013, our Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of our Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  As a result, we adopted a plan to cease operations at these campuses and, in accordance with the plan, we stopped admitting new students at these five campuses, but provided currently enrolled students who were scheduled to graduate before December 31, 2013 with the ability to complete their course of study at these five campuses. For fiscal year 2013, these campuses were expected to contribute approximately $24.0 million in revenue and 1,800 student starts.

Index
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

The results of operations at these five campuses for the three and nine months ended September 30, 2013 and for the fiscal years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2013	2013	2012	2011	2010
Revenue	$(18)	$7,261	$19,924	$35,099	$61,028
Operating expenses	(3,898)	(19,322)	(33,564)	(29,885)	(31,947)
Operating (loss) income	$(3,916)	$(12,061)	$(13,640)	$5,214	$29,081

Amounts indicated include impairments of goodwill and long-lived assets for these campuses of $2.3 million and $8.7 million for the nine months ended September 30, 2013 and for the year ended December 31, 2012, respectively.  For the three months ended September 30, 2013, our financial statements reflect $1.5 million of refunds to students as a reduction of revenue and $0.2 million of accrued compensation related to severance and stay bonuses at these campuses.  For the nine months ended September 30, 2013, amounts indicated include $1.5 million of student refunds as a reduction of revenue and $1.2 million of accrued compensation related to severance and stay bonuses at these campuses.

Outlook

In addition to the 90/10 Rule, cohort default rates, gainful employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to significant deterioration in student enrollments. This deterioration continued into 2013.  We believe that we have started to see stabilization in our student starts for our continuing operations.  In particular our automotive and skill trade campuses appear to have stabilized while our other programs continue to experience some challenges.  Some of this can be attributable to large financing gaps at certain programs as well as the hesitation or inability of students to incur additional debt and/or make required monthly payments.  We continue to explore ways to help these students achieve their goals, including reducing tuition of certain programs or providing need based scholarships.  Students’ starts for the third quarter of 2013, excluding the Closing Schools, were down 5.2% as compared to the third quarter of 2012.

While we believe our student starts, excluding the Closing Schools, have leveled off, we continue to be challenged by the current economic environment as well as students’ and their parents’ continued hesitation to incur debt.  We expect that this trend will improve as the economy improves but cannot predict when this will occur.

The continued deterioration in our student population has produced negative operating margins for the first nine months of the year and has resulted in approximately $9.3 million of cash used during the first nine months of the year to sustain our operations.  While we experienced negative cash from operations we expect that this will reverse in the near future and until that does occur we anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our Credit Facility.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a Credit Agreement with a syndicate of banks.  Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. As of September 30, 2013, we had no outstanding borrowings under our Credit Facility.

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

Index
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

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 8, 2013	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)