Form 10-K
period 2013-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2014-03-11
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the 22,093,312 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $116,431,754. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $5.27 per share on June 30, 2013. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 7, 2014 was 23,882,147.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry or our failure to obtain timely regulatory approvals in connection with a change of control of our company or acquisitions;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	risks associated with changes in applicable federal laws and regulations, including final rules that took effect during 2011 and other pending rulemaking by the U.S. Department of Education;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 rule and cohort default rates;
•	risks associated with opening new campuses and closing existing campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	our ability to continue to execute our growth strategies;
•	conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment.   As of December 31, 2013, we operated 33 campuses and five training sites in 15 states.  We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. For the year ended December 31, 2013, our automotive technology program, our health sciences program, our skilled trades program, our hospitality services program and our business and information technology program accounted for approximately 42%, 30%, 13%, 9%, and 6%, respectively, of our average enrollment.  As of December 31, 2013, we had 13,740 students enrolled in diploma and degree programs and an additional 104 students enrolled in certificate programs.  Our average enrollment for the year ended December 31, 2013 was 15,009 students in diploma and degree programs and 315 students in certificate programs, which represented a decrease of 12.3% from average enrollment in 2012 of 17,121 students in diploma and degree programs and 220 students in certificate programs.   For the year ended December 31, 2013, our revenues were $345.0 million, which represented a decrease of 9.9% from the year ended December 31, 2012. For the year ended December 31, 2012, our revenues were $382.8 million, which represented a decrease of 16.2% from the year ended December 31, 2011.  For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

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

Each of our schools is a reporting unit and an operating segment.  Our operating segments have been aggregated into one reportable segment because, in our judgment, the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

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

BUSINESS STRATEGY

Our goal is to strengthen our position as a leading and diversified provider of career‑oriented post-secondary education by continuing to pursue the following strategy:

Expand Existing Areas of Study and Existing Facilities.  We believe we can leverage our operations to expand our program offerings in existing areas of study and expand into new areas of study to capitalize on demand from students and employers in our target markets. Whenever possible, we seek to replicate programs across our campuses. In 2013, we introduced one new program to our campuses in Indianapolis, Indiana and Grand Prairie, Texas.  In 2012, we introduced one new program to our facilities in Florida.  In 2011, we introduced seven new programs to our facilities in Colorado, Kentucky and Massachusetts.

Index
Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments, the introduction of new programs and partnerships with industry.  In 2013, we continued to partner with several high schools in New Jersey to provide students with introductory classes in automotive technologies and entered into several partnerships with industry including Chrysler, Raytheon, and BMW.  We expect to continue investing in marketing, recruiting and retention resources to increase enrollment.

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

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 22 to 106 weeks to complete, with tuition ranging from $5,000 to $36,000.  Our associate’s degree programs typically take between 48 to 156 weeks to complete, with tuition ranging from $16,000 to $70,000.  Our bachelor’s degree programs typically take between 142 and 208 weeks to complete, with tuition ranging from $58,000 to $80,000. As of December 31, 2013, all of our schools offer diploma and certificate programs, 13 of our schools are currently approved to offer associate’s degree programs and two schools are approved to offer bachelor’s degree programs. In order to accommodate the schedules of our students and maximize classroom utilization, at some of our campuses we typically offer courses four to five days a week in three shifts per day and start new classes every month.  Other campuses are structured more like a traditional college and start classes every quarter. We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2013 with the average number of students enrolled in each area of study for the year ended December 31, 2013:

Programs Offered
Area of Study	Bachelor's Degree	Associate's Degree	Diploma and Certificate	Average Enrollment	Percent of Total Enrollment

Automotive	-	Collision Repair & Refinishing Service Management, Diesel & Truck Service Management, Automotive Service Management, Maintenance Service Management	Automotive Mechanics, Automotive Technology, Automotive Technology with BMW FastTrack, Automotive Technology with Mopar X-Press, Automotive Technology with High Performance, Collision Repair and Refinishing Technology, Diesel & Truck Mechanics, Diesel & Truck Technology, Heavy Equipment Maintenance Technology, Diesel & Truck Technology with Transport Refrigeration, Diesel & Truck with Automotive Technology, Heavy Equipment and Truck Technology, Motorcycle Technology	6,299	42%

Health Sciences	-	Medical Assisting Technology, Health Information Administration, Dental Office Management, Child Development, Health Information Technology, Medical Office Management, Mortuary Science, Nuclear Medicine Technology, Occupational Therapy Assistant, Dental Hygiene, Dental Administrative Assistant, Surgical Technology, Advanced Medical Coding & Billing, Nursing	Medical Office Assistant, Medical Assistant, Pharmacy Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing, Phlebotomy, Medical Assistant w/Basic X-ray, Basic X-Ray Technician, Surgical Technologist, Paramedic	4,568	30%

Skilled Trades	-	Electronic Engineering Technology, HVAC, Electronics Systems Service Management	Electrical Technology, Electronics Systems Technician, HVAC, Welding Technology, CNC	2,009	13%

Index
Programs Offered (Continued)
Area of Study	Bachelor's Degree	Associate's Degree	Diploma or Certificate	Average Enrollment	Percent of Total Enrollment

Hospitality Services	Culinary Arts	Culinary Arts, Salon Management, International Baking and Pastry	Culinary Arts, Cosmetology, Aesthetics, Therapeutic Massage & Bodywork Technician, Italian Culinary Arts, International Baking and Pastry	1,325	9%

Business and Information Technology	Business Management, Criminal Justice, Funeral Service Management	PC Systems & Networking Technology, Business Administration, Criminal Justice, Business Management, Broadcasting and Communications, Paralegal, Computer Networking and Security, Accounting	PC Support Technician, Criminal Justice, Business Office Technology, Computer Networking and Security	808	6%

		Total:		15,009	100%

Automotive Technology.    Automotive technology was our largest area of study, with 42% of our total average student enrollment for the year ended December 31, 2013. Our automotive technology programs are 28 to 106 weeks in length, with tuition rates of $11,000 to $36,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.

As of December 31, 2013, 13 campuses offered programs in automotive technology and most of these campuses offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2013, health sciences was our second largest area of study, representing 30% of our total average student enrollment. Our health science programs are 24 to 208 weeks in length, with tuition rates of $5,000 to $76,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, registered nurse, dental assistant, medical assistant, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our practical nursing, medical assistant and medical administrative assistant programs are our largest health science programs. As of December 31, 2013, we offered health science programs at 18 of our campuses and five training sites.

Skilled Trades.    For the year ended December 31, 2013, 13% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 36 to 98 weeks in length, with tuition rates of $16,500 to $30,000. Our skilled trades programs include electrical, heating, and air conditioning repair, welding, computerized numerical control and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2013, we offered skilled trades programs at 14 campuses.

Hospitality Services.    For the year ended December 31, 2013, 9% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 22 to 142 weeks in length, with tuition rates of $13,000 to $58,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas or cruise ships or are self-employed.  We offer massage programs at three campuses and cosmetology programs at five campuses.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2013, we offered culinary programs at four campuses.

Index
Business and Information Technology.    For the year ended December 31, 2013, 6% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 30 to 208 weeks in length, with tuition rates of $13,000 to $80,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our personal computer, or PC, systems technician, computer networking and security and business administration programs.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  As of December 31, 2013, we offered these programs at 13 of our campuses.

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

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented 17% to 25% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to potential students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further educate these individuals on the strengths of our programs. Graduates who have gone on to enjoy success in the workforce frequently recommend our programs, as do employers who are pleased with the performance of our graduates whom they have hired.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 366 field and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2013, we recruited approximately 25% of our students directly out of high school.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 13,740 students enrolled in diploma and degree programs and an additional 104 students enrolled in certificate programs as of December 31, 2013 and our average enrollment for the year ended December 31, 2013 was 15,009 students in diploma and degree programs and 315 in certificate programs, a decrease of 12.3% in average enrollment from December 31, 2012. We had 15,516 students enrolled in diploma and degree programs and 160 in certificate programs as of December 31, 2012 and our average enrollment for the year ended December 31, 2012 was 17,121 students in diploma and degree programs and 220 in certificate programs, a decrease of 20.0% in average enrollment from December 31, 2011.

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

As of December 31, 2013, we had approximately 3,085 employees, including 676 full-time faculty and 676 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2014 and 2017.  We believe that we have good relationships with these unions and our employees.

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

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”), which are administered by the DOE. For the year ended December 31, 2013, approximately 80% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees and, in some cases, for living expenses or other costs of attendance.

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

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $16.9 million.

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

Index
In addition, the 2011 DOE Rules also required institutions offering postsecondary education through distance education, such as online programs, to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state to meet any state requirements for it to be legally offering postsecondary distance education in that state.  The regulations required an institution to document upon request by the DOE that it has the applicable state approval.

In June 2012, the United States Court of Appeals for the District of Columbia vacated the 2011 DOE Rules with respect to state authorization of distance education.  The DOE issued a Dear Colleague Letter acknowledging the decision of the Court of Appeals and stating that the DOE would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they relate to distance education.  However, the DOE has announced its intent to consider new regulations regarding state authorization for programs offered through distance education beginning with a negotiated rulemaking committee convening in February 2014.  See “– Regulatory Environment – DOE Development of New Regulations.”

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2013, 17 of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC; 19 of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS; one of our campuses is accredited by the New England Association of Schools and Colleges of Technology, or NEASC; and one of our campuses is accredited by the Accrediting Bureau of Health Education Schools, or ABHES. All of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission, the date by which its accreditation must be renewed and the type of accreditation.

Index
Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Philadelphia, PA2	September 30, 2013	May 1, 2018	National
Union, NJ1	December 9, 2009	February 1, 2014[3]	National
Mahwah, NJ1	March 10, 2010	August 1, 2014	National
Melrose Park, IL2	June 2, 2010	November 1, 2014	National
Denver, CO1	March 9, 2011	February 1, 2016	National
Columbia, MD	March 7, 2012	February 1, 2017	National
Grand Prairie, TX1	December 7, 2011	August 1, 2016	National
Allentown, PA1	March 7, 2012	January 1, 2017	National
Nashville, TN1	November 30, 2012	May 1, 2017	National
Indianapolis, IN	November 30, 2012	November 1, 2017	National
New Britain, CT	September 5, 2008	January 1, 2013[3]	National
Shelton, CT2	December 9, 2009	September 1, 2013[3]	National
Hamden, CT2	June 4, 2013	July 1, 2017	National
Queens, NY1	June 4, 2013	June 1, 2018	National
Hartford, CT	June 2, 2010	November 1, 2014	National
East Windsor, CT2	December 4, 2013	February 1, 2018	National
South Plainfield, NJ1	September 11, 2009	August 1, 2014	National

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Campus undergoing re-accreditation. Each campus has received written confirmation that it remains accredited pending consideration of its application for reaccreditation.

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Brockton, MA1	December 16, 2008	December 31, 2014	National
Lincoln, RI1	December 16, 2008	December 31, 2014	National
Lowell, MA1	December 16, 2008	December 31, 2014	National
Somerville, MA1	December 16, 2008	December 31, 2014	National
Philadelphia (Center City), PA1	April 26, 2013	December 31, 2016	National
Edison, NJ	April 26, 2013	December 31, 2016	National
Marietta, GA1	December 16, 2008	December 31, 2014	National
Moorestown, NJ1	April 26, 2013	December 31, 2016	National
Paramus, NJ1	April 26, 2013	December 31, 2016	National
Philadelphia (Northeast), PA1	April 26, 2013	December 31, 2016	National
West Palm Beach, FL1	April 16, 2008	December 31, 2014	National
Las Vegas (Summerlin), NV1	December 16, 2008	December 31, 2014	National
Henderson (Green Valley), NV1	December 16, 2008	December 31, 2014	National
Las Vegas (Aliante), NV1	April 8, 2009	December 31, 2014	National
Melbourne, FL 1	March 12, 2013[2]		National
Jacksonville, FL 1	March 12, 2013[2]		National
Tampa, FL 1	March 12, 2013[2]		National
Miami, FL 1	March 12, 2013[2]		National
Coral Springs, FL 1	March 12, 2013[2]		National

1	Branch campus of main campus in Edison, NJ
2	Campus currently undergoing initial accreditation. Each campus has received written confirmation that it remains accredited pending consideration of its application for accreditation.

Index
New England Association of Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Comprehensive Evaluation	Type of Accreditation
Southington, CT	June 29, 2012	Fall 2017	Regional

Accrediting Bureau of Health Education Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Fern Park, FL	February 10, 2014	August 31, 2014	National

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. If any one of our schools loses its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. Our school in Fern Park, Florida received a letter from ABHES in February 2014, further to a notification first received in August 2013, directing the school to show cause why its accreditation should not be withdrawn.  We are preparing a response to ABHES and expect to submit our response by the due date of May 1, 2014. See “– Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.  Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.

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

Federal Direct Loan Program.    The lender under this program is the DOE rather than a bank or other lending institution.  For the year ended December 31, 2013, we derived approximately 55% of our Title IV revenues (calculated based on cash receipts) from the FDL Program.

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2013, we derived approximately 21% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    Under the Federal Supplemental Educational Opportunity Grant program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2013, we received 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is funded by the DOE and the remainder by the school receiving the funds. Each school is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2013, we derived less than 1% of our revenues (calculated based on cash receipts) from the Perkins program.

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

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following 7 institutions as of December 31, 2013, collectively consisting of 7 main campuses and 26 additional locations:

Index
Brand	Main Campus(es)	Additional Location(s)
Lincoln Technical Institute	Edison, NJ	Moorestown, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Philadelphia, PA (Northeast)
Somerville, MA [5]
Lowell, MA [5]
Brockton, MA [5]
Lincoln, RI [5]
Marietta, GA [1,5]
West Palm Beach, FL [1,5]
Henderson, NV (Green Valley) [2,5]
Las Vegas, NV (Summerlin) [2,5]
Las Vegas, NV (Aliante) [2,5]
Hartford, CT
	New Britain, CT	Shelton, CT
Hamden, CT
Philadelphia, PA
East Windsor, CT
Melrose Park, IL [1]
Fern Park, FL

Lincoln College of Technology	Indianapolis, IN	Grand Prairie, TX
Nashville, TN
Denver, CO [4]
Union, NJ [3,4]
Mahwah, NJ [3,4]
Queens, NY [3,4]
Allentown, PA [3,4]
South Plainfield, NJ [3,4]
Columbia, MD

Lincoln College of New England	Southington, CT

1	This campus operates as Lincoln College of Technology.
2	This campus operates as Euphoria Institute of Beauty Arts & Sciences.
3	This campus operates as Lincoln Technical Institute.
4	On December 20, 2013, the DOE approved the merger of the Somerville, MA, Lowell, MA, Brockton, MA, Lincoln, RI, Marietta, GA, West Palm Beach, FL, Henderson, NV (Green Valley), Las Vegas, NV (Summerlin), and Las Vegas, NV (Aliante) institutions into the Edison, NJ institution to become a new Office of Postsecondary Education Identification, or OPEID, institution.
5	On December 20, 2013, the DOE approved the merger of the Denver, CO, Union, NJ, Mahwah, NJ, Queens, NY, Allentown, PA, and South Plainfield, NJ institutions into the Indianapolis, IN institution to become a new OPEID institution.

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  Two of our seven institutions (Edison and Indianapolis) are provisionally certified based on the existence of pending program reviews with DOE.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

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

Index
Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action.   Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the Higher Education Act of 1965, as amended (“HEA”) and other laws governing Title IV programs.  On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315, reauthorized the Title IV HEA programs through at least September 30, 2014. The HEA reauthorization among other things revised the 90/10 Rule, as described below, revised the calculation of an institution's cohort default rate, required additional disclosures and certifications with respect to non-Title IV alternative loans, prohibited certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students' best interests, and made other changes.  Congress will be considering reauthorization of the Title IV HEA programs, but it is unknown when Congress will complete that process or what changes will be made to the HEA or other laws affecting Federal student aid.

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could reduce our student enrollment and our revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.  For example, changes to the HEA eliminated federal student aid eligibility, with certain exceptions, for all students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.  See “– Regulatory Environment – Ability to Benefit Regulations.”

We cannot predict what, if any, legislation or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or with other activities of Congress.  Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those programs, or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin.  In addition, current requirements for student or school participation in Title IV programs may change or one or more of the present Title IV programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

DOE Development of New Regulations.  The DOE issued final regulations on October 29, 2010, with a general effective date of July 1, 2011, and which included, but were not limited to:  revisions to the incentive compensation rule, a significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term‑based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in these regulations also included a new federal definition of a “credit hour” for federal student aid purposes.  The new definition has resulted in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  The implementation of all of the October 2010 final regulations required us to change certain of our practices to comply with these requirements.  The changes to our practices, or our inability to comply with the final regulations on or after their effective date, have had and may continue to have a material adverse effect on our business and results of operations.

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

In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations, which would replace those vacated by the District Court. The DOE held negotiating sessions with the committee beginning in September 2013 and concluding in December 2013. Before each session, the DOE distributed draft regulatory language marked as a draft for discussion purposes.

Index
The draft regulatory language distributed by the DOE to the committee for discussion purposes in December 2013 requires each educational program to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, an annual debt to discretionary income ratio, and a program cohort default rate. The various formulas are calculated under complex methodologies and definitions outlined in the draft regulatory language and, in some cases, are based on data that may not be readily accessible to institutions. The draft language outlines various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The draft language also requires an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year, limit its Title IV enrollment in these programs, and submit a letter of credit or set aside funds to provide borrower relief to students in the event the programs become ineligible. The draft regulatory language contains other provisions that, among other things, include disclosure, reporting and new program approval requirements.

The draft regulatory language discussed above is not final and is subject to change by the DOE. The DOE is expected to publish draft regulations for comment by the public before preparing and publishing final regulations. Accordingly, we cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions. New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations might have an earlier or later effective date.

The implementation of new gainful employment regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

The DOE also announced additional topics that will be considered for new regulations by negotiated rulemaking committees beginning in February 2014. The topics under discussion are expected to include, but may not be limited to, the following: clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; cash management of funds provided under the Title IV Federal student aid programs, including the handling of the use of debit cards and the handling of credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a state; and the definition of "adverse credit" for borrowers of certain loans. Another committee is scheduled to meet during three sessions beginning in January 2014 and addressing topics related to the scope of campus crime statistics that Title IV participating institutions are required to distribute to current and prospective students and employees.

The DOE intends to use the negotiated rulemaking process during 2014 to develop new regulations on these and potentially other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions. New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations may have an earlier or later effective date. The implementation of any new regulations by DOE could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

We have calculated that, for our 2013 fiscal year, our institutions' 90/10 Rule percentages ranged from 69% to 85%.  For 2012 and 2011 none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  Our calculations may be subject to review by the DOE.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL program, increased. This increase, coupled with increases in grants from the Pell program and other Title IV loan limits, resulted in some of our schools experiencing an increase in the proportion of revenues they receive from Title IV Programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the above-mentioned relief from certain loan limit increases expired for loans received on or after July 1, 2011, and the above-mentioned institutional loan relief expired for institutional loans made on or after July 1, 2012.  If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to lower the 90% threshold, or to otherwise change the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), or to make other changes, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

The HEA increased the measuring period for each cohort default rate calculation by one year. Starting with the 2009 cohort, the DOE calculates both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate, which is expected to be published for each of our institutions in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements instead of the two-year rates currently used for those purposes.   If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in the FDL and Federal Stafford Loan programs for the remainder of the fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent fiscal years.   If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in the Pell, FDL, and FFEL programs for the remainder of the fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent fiscal years. On or after 2014, if an institution’s three-year cohort default rate equals or exceeds 30% in two of the three most recent years for which the DOE has issued three-year rates, the institution may be placed on provisional certification status.

The most recent two-year cohort default rates published by the DOE are for the 2011 federal fiscal year.  The rates for our existing institutions for the 2011 federal fiscal year range from 13.2% to 21.5%.  None of our existing institutions have final two-year cohort default rates over 25% for the 2011, 2010 or 2009 federal fiscal years.

The most recent three-year cohort default rates published by the DOE are for the 2010 federal fiscal year.  The three-year rates for our existing institutions for the 2010 federal fiscal year range from 19.0% to 34.0%.  For the 2010 federal fiscal year, two of our institutions, Indianapolis, Indiana and New Britain, Connecticut, have cohort default rates of at least 30%. One of our institutions, Indianapolis, Indiana, has exceeded the 30% three year CDR threshold for two consecutive years (2009 and 2010).  In February 2014, the DOE released draft three-year cohort default rates for the 2011 federal fiscal year.  None of our existing institutions had draft cohort default rates of at least 30%.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2014.

Perkins Loan Program

An institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years loses eligibility to participate in the Perkins program for the remainder of the federal award year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal award years. None of our institutions has had a Perkins cohort default rate of 50% or greater for any of the last three federal award years. The DOE also will not provide any additional federal funds to an institution for Perkins loans in any federal award year in which the institution's Perkins cohort default rate is 25% or greater. Such institutions also may be subject to provisional certification.  Our Denver, Colorado institution is our only institution currently participating in the Perkins program. The Perkins cohort default rate at our Denver institution was 40.3% for students scheduled to begin repayment in the 2012-2013 federal award year.  The DOE did not provide any additional Federal Capital Contribution Funds for Perkins loans to the institution. Our Denver institution continues to make loans out of its existing Perkins loan fund. It is provisionally certified because its default rate under the Federal Perkins Loan program that was published most recently prior to the effective date of its program participation agreement exceeded 30.0% and also based on its change in ownership.

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2012 fiscal year reflecting a composite score of 1.6, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2013 fiscal year, we have calculated our composite score to be 1.5.  However, this is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2013 fiscal year.

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

Index
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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate’s level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. Institutions that are provisionally certified may be required to obtain approval of certain educational programs. Two of our institutions (Edison and Indianapolis) are provisionally certified and required to obtain prior DOE approval of new degree, non-degree, and short-term training educational programs.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools. We do not believe that current DOE regulations will create significant obstacles to our plans to add new programs.

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

Index
Failure by an institution to satisfy any of these or other administrative capability criteria could cause the institution to be subject to sanctions or other actions by the DOE or to lose its eligibility to participate in Title IV Programs, which would have a material adverse effect on our business and results of operations.

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its two-year cohort default rate is 25% or greater for any of the three most recent federal fiscal years, if its three-year cohort default rate is 30% or greater for at least two of the three most recent fiscal years for which the DOE has issued three-year rates, or if its Perkins cohort default rate exceeds 15%. Our Denver institution's Perkins Loan cohort default rate was 40.3% for students scheduled to begin repayment in the 2012-2013 federal award year.   Institutions with default rates that exceed statutory or regulatory benchmarks may be subject to consequences that include but are not limited to loss of eligibility to participate in the Title IV programs.  See “– Regulatory Environment – Student Loan Defaults” and “– Regulatory Environment – Perkins Loans Program”.

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

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  Two of our seven institutions (Edison and Indianapolis) are provisionally certified based on the existence of pending program reviews with DOE.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

Index
All institutions are recertified on various dates for various amounts of time.  The following table sets forth the expiration dates for each of our institutions' current program participation agreements:

Institution	Expiration Date of Current Program Participation Agreement
Columbia, MD	September 30, 2017
Edison, NJ	September 30, 2016[1]
Indianapolis, IN	June 30, 2016[1]
New Britain, CT	June 30, 2016
Southington, CT	June 30, 2017
Fern Park, FL	June 30, 2017
Hartford, CT	September 30, 2017

1	Provisionally certified.

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

By letter dated August 1, 2013, the Accrediting Bureau of Health Education Schools, or ABHES, notified our school in Fern Park, Florida that ABHES had deferred action on the school’s application for a continued grant of accreditation and directed the school to show cause why its accreditation should not be withdrawn.  ABHES is the institutional accreditor for the Fern Park school.  The August 1, 2013, correspondence identified five findings of alleged noncompliance with certain ABHES accreditation requirements related to financial standards, program outcomes, admissions policies, availability of clinical experiences, and curriculum.  The campus submitted to ABHES by the November 1, 2013 deadline a response addressing each of the five findings.  By letter dated February 10, 2014, ABHES notified the school that ABHES has acted to defer action on the application for a continued grant of accreditation and to direct the institution to continue to show cause why its accreditation should not be withdrawn.  The February 10, 2014 notice identified two findings of alleged noncompliance with certain ABHES accreditation requirements related to financial standards and program outcomes.  ABHES has stated that the institution’s current grant of accreditation is continued through August 31, 2014.  The Fern Park school’s response to the show cause directive is due no later than May 1, 2014.  In response, ABHES could elect to continue the accreditation of the campus or take another action, including withdrawal of accreditation.  The loss of accreditation by the Fern Park school would result in the termination of eligibility of that school to participate in Title IV Programs and could cause us to close the school, which could have a material adverse effect on our business and operations.

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

On January 3, 2013, the DOE notified our New Britain, Connecticut campus that an on-site Program Review was scheduled to begin on January 28, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-2103 award years.  The New Britain, Connecticut, campus has not yet received the Program Review Determination Letter from the DOE.

On January 7, 2013, the DOE notified our Columbia, Maryland campus that an on-site Program Review was scheduled to begin on March 4, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-13 award years.

On April 26, 2013, the DOE notified our Union, New Jersey campus that an on-site Program Review was scheduled to begin on May 20, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-13 award years.

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

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the HEA and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2013, we derived approximately 80% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, student performances and outcomes, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

If any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to, among other things, the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, each of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs constitutes an event of default under our credit agreement.  An event of default on our credit agreement could result in the acceleration of all amounts then outstanding under our credit agreement. The various regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

Congress has changed, and may make other changes, to the laws applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Political and budgetary concerns significantly affect Title IV programs.  Congress periodically revises the HEA and other laws governing Title IV HEA Programs and annually determines the funding level for each Title IV Program. On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315 reauthorized the Title IV programs through at least September 30, 2014.  Congress will be considering reauthorization of the Title IV HEA programs, but it is unknown when Congress will complete that process or what changes will be made to the HEA or other laws affecting Federal student aid.  Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through those programs could result in increased administrative costs and decreased profit margin.

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

We cannot predict what if any legislation or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or with other activities of Congress.  Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those programs or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin.  In addition, current requirements for student or school participation in Title IV programs may change or one or more of the present Title IV programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

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

The DOE issued final regulations on October 29, 2010, with a general effective date of July 1, 2011, that covered a broad range of topics.  See “Item 1. Business – Regulatory Environment – DOE Development of New Regulations.”  The implementation of all of the October 2010 final regulations required us to change certain of our practices to comply with these requirements.  The changes to our practices, or our inability to comply with the final regulations on or after their effective date, have had and may continue to have a material adverse effect on our business and results of operations.

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

In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations, which would replace those vacated by the District Court. The DOE held negotiating sessions with the committee beginning in September 2013 and concluding in December 2013. Before each session, the DOE distributed draft regulatory language marked as a draft for discussion purposes.  The draft regulatory language distributed by the DOE to the committee for discussion purposes in December 2013 requires each educational program to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, an annual debt to discretionary income ratio, and a program cohort default rate. The various formulas are calculated under complex methodologies and definitions outlined in the draft regulatory language and, in some cases, are based on data that may not be readily accessible to institutions. The draft language outlines various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The draft language also requires an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year, limit its Title IV enrollment in these programs, and submit a letter of credit or set aside funds to provide borrower relief to students in the event the programs become ineligible. The draft regulatory language contains other provisions that, among other things, include disclosure, reporting and new program approval requirements.

Index
The draft regulatory language discussed above is not final and is subject to change by the DOE. The DOE is expected to publish draft regulations for comment by the public before preparing and publishing final regulations. Accordingly, we cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions. New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations might have an earlier or later effective date. The implementation of new gainful employment regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

The DOE also announced additional topics that will be considered for new regulations by negotiated rulemaking committees beginning in February 2014. The topics under discussion are expected to include, but may not be limited to, the following: clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; cash management of funds provided under the Title IV Federal student aid programs, including the handling of the use of debit cards and the handling of credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a state; and the definition of "adverse credit" for borrowers of certain loans. Another committee is scheduled to meet during three sessions beginning in January 2014 and addressing topics related to the scope of campus crime statistics that Title IV participating institutions are required to distribute to current and prospective students and employees.

The DOE intends to use the negotiated rulemaking process during 2014 to develop new regulations on these and potentially other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions. New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations may have an earlier or later effective date. The implementation of any new regulations by DOE could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

The DOE has evaluated the financial responsibility requirements of our institutions on a consolidated basis.  Based on our calculations, our 2013 and 2012 consolidated financial statements reflect a composite score for the Company of 1.5 and 1.6, respectively.  However, our 2013 composite score is subject to confirmation by the DOE once it receives and reviews our audited financial statements for the 2013 fiscal year.

Index
If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. For a description of these criteria, see “Regulatory Environment – Administrative Capability.”

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL program is 25% or greater for any of the three most recent federal fiscal years, if its three-year cohort default rate is 30% or greater for at least two of the three most recent fiscal years for which the DOE has issued three-year rates, or if its Perkins cohort default rate exceeds 15%. Our Denver institution's Perkins Loan cohort default rate was 40.3% for students scheduled to begin repayment in the 2012-2013 federal award year.

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

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A decrease in Title IV funding could adversely affect our revenue, as we received approximately 80% of our revenue (calculated based on cash receipts) from Title IV Programs in 2013, which would have a material adverse effect on our business and results of operations.

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

The DOE published new regulations that took effect on July 1, 2011 and expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes.  See “Item 1. Business – Regulatory Environment – State Authorization.”  If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in the Title IV Programs. The DOE stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the DOE will interpret these requirements in each state.

Index
In addition, the new DOE rules also required institutions offering postsecondary education through distance education, such as online programs, to students in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state to meet any state requirements for it to be legally offering postsecondary distance education in that state.  See “Item 1. Business – Regulatory Environment – State Authorization.”  In June 2012, the United States Court of Appeals for the District of Columbia vacated the new DOE rules with respect to state authorization of distance education.  The DOE issued a Dear Colleague Letter acknowledging the decision of the Court of Appeals and stating that the DOE would not enforce the requirements of the regulation and commenting that institutions continue to be responsible for complying with all state laws as they related to distance education.  However, the DOE announced its intent to consider new regulations regarding state authorization for programs offered through distance education beginning with a negotiated rulemaking committee convening in February 2014.  If we are unable to obtain any approvals that might be required under any such new regulations, our students in the affected schools or programs might be unable to receive Title IV funds, and we might be unable to recruit students or operate in that state, which could have a material adverse effect on our business and operations.

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

A school also must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution, including achieving and maintaining stringent retention, completion and placement outcomes. Certain states require institutions to maintain accreditation as a condition of continued authorization to grant degrees. The HEA requires accrediting commissions recognized by the DOE to review and monitor many aspects of an institution's operations and to take appropriate disciplinary action when the institution fails to comply with the accrediting agency's standards. See “Regulatory Environment – Accreditation.”  If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. Our school in Fern Park, Florida received a letter from ABHES in February 2014 directing the school to show cause why its accreditation should not be withdrawn.  See “Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”  Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a material adverse effect on our business and operations.

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry- and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.  Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.

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

We have calculated that, for our 2013 fiscal year, our existing institutions' 90/10 Rule percentages ranged from 69% to 85%.  For 2012, none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  Our calculations may be subject to review by the DOE.

Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program, increased. This increase, coupled with recent increases in grants from the Pell program and other Title IV loan limits, resulted in some of our schools experiencing an increase in the revenues they receive from the Title IV programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the above-mentioned relief from certain loan limit increases expired for loans received on or after July 1, 2011, and the above-mentioned institutional loan relief is scheduled to expire for institutional loans made on or after July 1, 2012.  If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to lower the 90% threshold, or to otherwise change the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), to make other changes, or if there were a reduction in funding in other forms of federal or state financial aid, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

The HEA has been amended by the HEOA to provide for the calculation of an institution’s cohort default rate using a three year period, beginning with the cohort default rate for the 2009 federal fiscal year.  Under the HEA reauthorization, an institution's cohort default rate is redefined to be based on the rate at which its former students default on their FFEL and FDL loans over a period of time that is one year longer than the period of time over which rates currently are calculated. As a result, most institutions' respective cohort default rates are expected to increase under the new provision, which first would apply to cohort default rates for the 2009 fiscal year. The DOE will not impose sanctions based on rates calculated under the new provision until three consecutive years have been calculated under the new method.  Until that time, the DOE will continue to calculate rates under the old method and impose sanctions based on those rates.  The HEOA also increases the cohort default three-year threshold from 25% to 30% effective for three year cohort default rates issued beginning in fiscal year 2012.  The revised law changes the threshold for placement on provisional certification to 30% for two of the three most recent fiscal years for which the DOE has published official three-year cohort default rates.  On or after October 1, 2014, if an institution’s three-year cohort default rate equals or exceeds 30% in two of the three most recent years for which the DOE has issued three-year rates, the institution may be placed on provisional certification status.

The most recent two-year cohort default rates published by the DOE are for the 2011 federal fiscal year.  The rates for our existing institutions for the 2011 federal fiscal year range from 13.2% to 21.5%.  None of our existing institutions have final two-year cohort default rates over 25% for the 2011, 2010 or 2009 federal fiscal years.

The most recent three-year cohort default rates published by the DOE are for the 2010 federal fiscal year.  The three-year rates for our existing institutions for the 2010 federal fiscal year range from 19.0% to 34.0%.  For the 2010 federal fiscal year, two of our institutions, Indianapolis, Indiana and New Britain, Connecticut, have cohort default rates of at least 30%. One of our institutions, Indianapolis, Indiana, has exceeded the 30% three year CDR threshold for two consecutive years (2009 and 2010).  In February 2014, the DOE released draft three-year cohort default rates for the 2011 federal fiscal year.  None of our existing institutions had draft cohort default rates of at least 30%.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2014.

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

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2013, approximately 80% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees.

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

The growth rate of enrollment in degree-granting, postsecondary institutions over the next ten years is expected to be slower than in the prior ten years.  In addition, the number of high school graduates eligible to enroll in degree-granting, postsecondary institutions is expected to fall before resuming a growth pattern for the foreseeable future. Although, as of December 31, 2013, only 13.6% of our students were enrolled in degree-granting programs (primarily at the associate's degree level), our strategy is to expand our degree granting offerings. In order to increase our current growth rates in degree granting programs, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of diploma or degree granting programs that we offer and seek to offer. Our failure to attract new students, or the decisions by prospective students to seek diploma or degree programs in other disciplines, would have an adverse impact on our future growth. Over the last three years, we have seen decreases in our enrollment growth due to, among other things, eliminating “ability to benefit” students admitted to our schools.  Beginning July 1, 2012, “ability to benefit” students were no longer eligible to receive federal student aid.  Therefore, our institutions are unable to enroll “ability to benefit” students requiring federal student aid starting July 1, 2012.  See “Regulatory Environment – Ability To Benefit Students.”  These changes to our business model are decreasing our enrollments and our revenue and causing pressure on our margins.

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

Our total assets reflect substantial intangible assets. At December 31, 2013, goodwill and identified intangibles, net, associated with our acquisitions represented approximately 21.0% of total assets.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

In 2013, we tested goodwill and indefinite-lived intangibles for impairment and determined that impairments existed which resulted in a pre-tax charge of $6.2 million ($2.3 million included in discontinued operations).

In 2012, we tested goodwill and indefinite-lived intangibles for impairment and determined that impairments existed which resulted in a pre-tax charge of $43.4 million ($18.2 million included in discontinued operations).

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

Approximately 48% of our schools are concentrated in the states of New Jersey, Connecticut and Pennsylvania and a change in the general economic or regulatory conditions in these states could increase our costs and have an adverse effect on our revenues.

As of December 31, 2013, we operated 33 campuses and five training sites in 15 states. 16 of those schools are located in the states of New Jersey, Connecticut and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey, Connecticut or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey, Connecticut and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

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

Index
In addition, many of our students borrow Title IV loans to pay for tuition, fees and other expenses. A protracted economic slowdown could negatively impact our students' ability to repay those loans which could negatively impact the cohort default rates of our institutions. Our 2011 draft cohort default rates at our institutions, as reported by the DOE range from 16.8% to 26.5%.  Our 2010 cohort default rates at our institutions, as reported by the DOE range from 19.0% to 34.0%.  Our 2009 cohort default rates at our institutions, as reported by the DOE range from 15.8% to 31.6%. The weakness in the economy could continue to increase default rates. For information regarding the historical default rates for our schools, see "Business—Regulatory Environment—Federal Family Education Loan Program" in this Annual Report on Form 10-K. An increase in our cohort default rates in excess of specified levels could cause our institutions to lose their eligibility to participate in some or all Title IV Programs which could have a material adverse effect on our operations. See “Risk Factors—Risks Related to Our Industry”.  Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues’ in this Annual Report on Form 10-K.

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

As of December 31, 2013, we leased all of our facilities, except for our campuses in West Palm Beach, Florida, Nashville, Tennessee, Grand Prairie, Texas, and Denver, Colorado, all of which we own.  Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and one of our facilities in Grand Prairie, Texas) were also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2013, all of our existing leases expire between July 2014 and October 2032.

The following table provides information relating to our facilities as of December 31, 2013, including our corporate office:

Location	Brand	Approximate Square Footage
Henderson, Nevada	Euphoria Institute	18,000
Las Vegas, Nevada	Euphoria Institute	19,000
North Las Vegas, Nevada	Euphoria Institute	12,000
Southington, Connecticut	Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
West Palm Beach, Florida	Lincoln College of Technology	117,000
Hartford, Connecticut	Lincoln Technical Institute	367,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Fern Park, Florida	Lincoln Technical Institute	46,000
Hamden, Connecticut	Lincoln Technical Institute	14,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	21,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	36,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute	47,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	278,000
West Orange, New Jersey	Corporate Office	52,000
Melbourne, Florida	Florida Medical Training Institute	6,000
Jacksonville, Florida	Florida Medical Training Institute	11,000
Tampa, Florida	Florida Medical Training Institute	7,000
Miami, Florida	Florida Medical Training Institute	8,000
Coral Springs, Florida	Florida Medical Training Institute	7,000
		7,000

We believe that our facilities are suitable for their present intended purposes.

Index
ITEM 3.	LEGAL PROCEEDINGS

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

On November 21, 2012, we received a Civil Investigation Demand from the Attorney General of the Commonwealth of Massachusetts relating to their investigation of whether we and certain of our academic institutions have complied with certain Massachusetts state consumer protection and finance laws.  On July 29, 2013 and January 17, 2014, we received follow-up Civil Investigative Demands.  Pursuant to the Civil Investigative Demands, the Attorney General has requested from us and certain of our academic institutions documents and detailed information from the time period January 1, 2008 to the present.  The Company has responded to this request and intends to continue cooperating with the Attorney General’s Office.

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

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Select Market, for the periods indicated and the cash dividends per share declared on our common stock:

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2013
First Quarter	$6.59	$5.00	$0.07
Second Quarter	$7.02	$5.12	$0.07
Third Quarter	$6.99	$4.58	$0.07
Fourth Quarter	$5.56	$4.48	$0.07

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2012
First Quarter	$9.60	$7.62	$0.07
Second Quarter	$7.91	$5.49	$0.07
Third Quarter	$6.38	$3.44	$0.07
Fourth Quarter	$5.94	$3.64	$0.07

On March 7, 2014, the last reported sale price of our common stock on the Nasdaq Global Select Market was $4.53 per share.  As of March 7, 2014, based on the information provided by Continental Stock Transfer & Trust Company, there were approximately 42 stockholders of record of our common stock.

Dividend Policy

On November 5, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on December 31, 2013 to shareholders of record on December 13, 2013.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

Index
Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock during the period from January 2, 2009 through December 31, 2013 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on January 2, 2009, and any dividends were reinvested on the date on which they were paid.

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

Index
Securities Authorized for Issuance under Equity Compensation Plans
We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2013 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	547,125	$14.73	988,381
Equity compensation plans not approved by security holders	-	-	-
Total	547,125	$14.73	988,381

Index
ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2013 and historical consolidated balance sheet data at December 31, 2013 and 2012 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2010 and 2009 and historical consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial information not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data, Year Ended December 31:
Revenue	$345,024	$382,773	$456,722	$543,734	$480,037
Cost and expenses:
Educational services and facilities	172,685	180,610	196,639	210,684	189,820
Selling, general and administrative	178,494	191,033	216,846	242,320	231,602
(Gain) loss on sale of assets	(506)	(75)	4	(15)	28
Impairment of goodwill and long-lived assets	3,908	25,221	8,290	4,850	215
Total costs and expenses	354,581	396,789	421,779	457,839	421,665
Operating (loss) income	(9,557)	(14,016)	34,943	85,895	58,372
Other:
Interest income	37	2	17	30	29
Interest expense	(4,667)	(4,475)	(4,369)	(4,522)	(4,270)
Other income	18	14	18	45	35
(Loss) income from continuing operations before income taxes	(14,169)	(18,475)	30,609	81,448	54,166
Provision (benefit) for income taxes (1)	19,591	(2,791)	13,053	31,117	22,916
(Loss) income from continuing operations	(33,760)	(15,684)	17,556	50,331	31,250
(Loss) gain from discontinued operations, net of income taxes	(17,526)	(21,502)	(16)	19,400	17,989
Net (loss) income	$(51,286)	$(37,186)	$17,540	$69,731	$49,239
Basic
(Loss) earnings per share from continuing operations	$(1.50)	$(0.71)	$0.80	$2.06	$1.19
(Loss) earnings per share from discontinued operations	(0.78)	(0.97)	(0.00)	0.79	0.68
Net (loss) income per share	$(2.28)	$(1.68)	$0.80	$2.86	$1.87
Diluted
(Loss) earnings per share from continuing operations	$(1.50)	$(0.71)	$0.79	$2.01	$1.15
(Loss) earnings per share from discontinued operations	(0.78)	(0.97)	(0.00)	0.78	0.66
Net (loss) income per share	$(2.28)	$(1.68)	$0.79	$2.79	$1.82
Weighted average number of common shares outstanding:
Basic	22,513	22,195	22,020	24,418	26,337
Diluted	22,513	22,195	22,155	25,024	27,095
Other Data:
Capital expenditures	$6,538	$8,839	$38,119	$42,352	$24,018
Depreciation and amortization from continuing operations	22,002	24,094	25,320	24,067	23,056
Number of campuses	33	33	34	34	34
Average student population from continuing operations (2)	15,009	17,121	21,396	26,221	23,609
Cash dividend declared per common share	$0.28	$0.28	$0.07	$1.00	$-
Balance Sheet Data, At December 31:
Cash and cash equivalents and restricted cash	$67,386	$61,708	$26,524	$66,689	$46,934
Working capital (deficit) (3)	47,041	40,939	1,540	(4,176)	4,494
Total assets	305,949	346,774	362,251	412,822	388,368
Total debt (4)	90,116	73,527	36,508	56,945	57,328
Total stockholders' equity	145,196	198,477	239,025	222,485	218,636

Index
All amounts have been restated to give effect to discontinued operations in 2013 and 2012.

(1)            Provision (benefit) for income taxes includes a valuation allowance from continuing operations of $24.5 million for the year ended December 31, 2013.

(2)            Average student population includes diploma and above students and excludes short certificate programs.

(3)            Working capital (deficit) is defined as current assets less current liabilities.

(4)            Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2013 incurred in connection with a sale-leaseback transaction as further described in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

GENERAL

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2013, we enrolled 13,740 students in diploma and degree programs and 104 in certificate programs at our 33 campuses and five training sites across 15 states.  Of those schools, 16 are located in the states of New Jersey, Connecticut and Pennsylvania.

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

Tuition varies by school and by program and on average we increase tuition once a year by 3%. Our ability to raise tuition is influenced by the demand for our programs, by the rate of tuition increase at other post-secondary schools and by regulatory requirements. If historical trends continue, we expect to be able to continue to raise tuition annually at comparable rates.

Historically, our revenue grew as a result of strategic acquisitions coupled with organic growth.  Commencing in late 2010, the DOE proposed regulations that place a greater focus on student outcomes.  Specifically, these regulations are intended to ensure that students' debt levels can be serviced with the salary levels they can obtain after graduation and, consequently, that students are able to repay their government loans.   The proposed regulations resulted in our admissions becoming more selective. As a result of the regulations, we identified “ability to benefit” (“ATB”) students as a high risk due to their greater likelihood to drop out and subsequently default on their loans, and we reduced the number of ATB students we would admit.  On December 23, 2011, the Consolidated Appropriations Act, Public Law 112-74, among other things, eliminated federal student aid to ATB students who first enroll on or after July 1, 2012.  As a result, we stopped enrolling ATB students on July 1, 2012.  These changes to our business model decreased our enrollments and our revenues and caused pressure on our margins.

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

Our operating expenses, while a function of our revenue growth, contain a high fixed cost component. Our educational services and facilities expenses as a percentage of revenues increased to 50.1% in 2013 from 47.2% in 2012 and 43.1% in 2011, and selling, general and administrative expenses increased as a percentage of revenue to 51.7% in 2013 from 49.9% in 2012 and 47.5% in 2011. As our enrollment declined, we experienced significant negative leverage due to lower utilization at our schools.

Index
Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our diploma/certificate programs range from 22 to 106 weeks, our associate’s degree programs range from 48 to 156 weeks, and our bachelor’s degree programs range from 142 to 208 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs. As more of our schools receive approval to offer associate’s degree and bachelor’s degree programs, which are longer than our diploma degree programs, we would expect our average enrollment and the average length of stay of our students to increase.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2013.

We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated through the student’s participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. Under Title IV Programs, the government funds a certain portion of a students’ tuition, with the remainder, referred to as “the gap,” financed by students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 3% per year and restructured certain programs to reduce the amount of financial aid available to students, while funds received from Title IV Programs increased at lower rates.

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. However, we believe that these risks are somewhat mitigated due to the following:

•	Annual federal Title IV loan limits, including grants have increased. Title IV funds represented 80% of our 2013 revenue on a cash basis;
•	Our internal financing is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate;
•	Funding for students who interrupt their education is typically covered by Title IV funds as long as they have been properly packaged for financial aid; and
•	We have a good collection history with our graduates. Historically, 90% of all of our graduates have repaid their balances in full.

For the year ended December 31, 2013, approximately 80% of our revenue on a cash basis was derived from Title IV funds and approximately 20% was derived from state grants and cash payments made by students.  The HEA requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 rule.  For the year ended December 31, 2012, approximately 81% of our revenue on a cash basis was derived from Title IV funds, approximately 19% was derived from state grants and cash payments made by students.  The credit crisis that has impacted the financial markets has had a limited impact on our ability to finance our creditworthy students.  However, no assurance can be given that the worsening of the economy or tightening of the credit markets would not have a negative impact on our ability to continue to finance our creditworthy students.  For students who are unable to get traditional financing, we make available the gap financing for them to be able to attend school.  As of December 31, 2013, we had outstanding loan commitments to our students of $36.5 million as compared to $34.7 million at December 31, 2012.  Loan commitments, net of interest that would be due on the loans through maturity, were $26.5 million at December 31, 2013 as compared to $25.0 million at December 31, 2012.  Commitments at December 31, 2013 represented an average commitment balance, including interest of approximately $6,500.

Our bad debt expense as a percentage of revenue decreased to 4.1% for 2013 from 5.1% in 2012 and 4.5% in 2011.  The decrease in 2013 as compared to 2012 was attributable to our focused efforts on improving financial aid processes and collection activities which resulted in lower outstanding balances of our students including better collections from graduates than historically estimated. The increase in 2012 as compared to 2011 was due to higher average accounts receivable balances throughout the year resulting from increased loans to our students.

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2012 and 2011 fiscal years reflecting a composite score of 1.6 and 2.1, respectively, based upon our calculations, and that our schools meet the DOE standards of financial responsibility. For the 2013 fiscal year, we have calculated our composite score to be 1.5.  However, this is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2012 fiscal year.

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

DISCONTINUED OPERATIONS

2013 Event

On June 18, 2013, our Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of our Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  Accordingly, we ceased operations at these campuses as of December 31, 2013.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

The results of operations at these five campuses for the three year periods ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$7,724	$19,924	$35,099

(Loss) income before income tax	(17,287)	(13,641)	5,236
Income tax expense (benefit)	239	(5,444)	1,677
Net (loss) income from discontinued operations	$(17,526)	$(8,197)	$3,559

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.3 million and $8.7 million for the years ended December 31, 2013 and 2012, respectively.

Index
2012 Event

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

The results of operations at these seven campuses for the two year periods ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Revenue	$8,500	$20,804

Loss before income tax	(22,142)	(5,260)
Income tax benefit	(8,837)	(1,685)
Net loss from discontinued operations	$(13,305)	$(3,575)

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.5 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively.

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

Index
Our bad debt expense as a percentage of revenues for the years ended December 31, 2013, 2012 and 2011 was 4.1%, 5.1% and 4.5%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2013, 2012 and 2011 would have resulted in an increase in bad debt expense of $3.5 million, $3.8 million and $4.6 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2013, goodwill was approximately $62.5 million, or 20.4%, of our total assets.

We test our goodwill for impairment using a two-step approach.  The first step is conducted utilizing the multiple of earnings and discounted cash flow approach and comparing the carrying value of our reporting units to their implied fair value.  If necessary, the second step is conducted comparing the implied fair value of goodwill for our reporting units with the carrying amount of that goodwill.

At December 31, 2013, we conducted our annual test for goodwill impairment and determined we did not have an impairment.  As of June 30, 2013, we concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

At December 31, 2012, we tested goodwill for impairment and determined that an impairment of approximately $18.3 million ($4.5 million included in discontinued operations) existed for seven of our reporting units.  We concluded that the decrease in our market capitalization as of June 30, 2012 was an indicator of potential impairment and, accordingly, we tested goodwill for impairment.  The tests indicated that five of our reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax charge of $15.4 million in the second quarter of 2012 ($8.4 million included in discontinued operations).  The fair values of these reporting units were estimated using the expected present value of future cash flows.  No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value.

At December 31, 2011, we tested goodwill for impairment and determined we did not have an impairment.  We concluded that the decrease in our market capitalization as of September 30, 2011 was an indicator of potential impairment and, accordingly, we tested goodwill for impairment.  The tests indicated that five of the Company’s reporting units were impaired, which resulted in an expense of $9.3 million in the third quarter of 2011 ($1.0 million included in discontinued operations).

Stock-based compensation.    We currently account for stock-based employee compensation arrangements by using the Black-Scholes valuation model and utilize straight-line amortization of compensation expense over the requisite service period of the grant.  We make an estimate of expected forfeitures at the time options are granted.

Index
The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. During 2013 and 2011, there were no new stock option grants.  The weighted average fair values of options granted during 2012 was $2.52 using the following weighted average assumptions for grants:

At December 31,
2012
Expected volatility	51.25%
Expected dividend yield	4%
Expected life (term)	4.65 Years
Risk-free interest rate	0.87%
Weighted-average exercise price during the year	$7.79

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

Income taxes.    We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets we considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2013 and 2012, the interest and penalties expense associated with uncertain tax positions are not significant to our results of operations or financial position.

Results of Continuing Operations for the Three Years Ended December 31, 2013

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	50.1%	47.2%	43.1%
Selling, general and administrative	51.7%	49.9%	47.5%
(Gain) loss on sale of assets	-0.1%	0.0%	0.0%
Impairment of goodwill and long-lived assets	1.1%	6.6%	1.7%
Total costs and expenses	102.8%	103.7%	92.3%
Operating (loss) income	-2.8%	-3.7%	7.7%
Interest expense, net	-1.3%	-1.1%	-1.0%
(Loss) income from continuing operations before income taxes	-4.1%	-4.8%	6.7%
Provision (benefit) for income taxes	5.7%	-0.7%	2.9%
(Loss) income from continuing operations	-9.8%	-4.1%	3.8%

Index
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue.   Revenue decreased by $37.7 million, or 9.9%, to $345.0 million for the year ended December 31, 2013 from $382.8 million for the year ended December 31, 2012.   The decrease was primarily attributable to a 12.3% decrease in average student population, which decreased to 15,009 for the year ended December 31, 2013 from 17,121 for the year ended December 31, 2012, partially offset by a 2.8% increase in average revenue per student. We began 2013 with approximately 2,200, or 12.3%, fewer students than we had on January 1, 2012.

The average student population was negatively impacted by regulatory changes under the Appropriations Act, which eliminated our ability to enroll ATB students as well as our decision in early 2012 to stop enrolling fully online students.  In addition, we believe current economic conditions have increased the number of potential students who are hesitant to incur debt and therefore, have not enrolled in our schools.  These factors have led to a significant decline in student starts and average student population.

Average revenue per student increased 2.8% for the year ended December 31, 2013 from the year ended December 31, 2012, primarily from tuition increases that averaged 3%. For a general discussion of trends in our student enrollment, see “- Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $7.9 million, or 4.4%, to $172.7 million for the year ended December 31, 2013 from $180.6 million for the year ended December 31, 2012.  This decrease in educational services and facilities expense was due to a $6.6 million, or 7.0%, decrease in instructional expenses, and a $1.3 million, or 7.3%, decrease in books and tools expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a decline in student starts of approximately 2,100 for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Our education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 50.1% for the year ended December 31, 2013 from 47.2% for the year ended December 31, 2012.

Selling, general and administrative expense.    Our selling, general and administrative expense for the year ended December 31, 2013 was $178.5 million, a decrease of $12.5 million, or 6.6%, from $191.0 million for the year ended December 31, 2012.  This decrease was primarily due to a $9.0 million, or 8.6%, decrease in administrative expenses, a $2.6 million, or 3.9%, decrease in sales and marketing expenses and a $0.9 million, or 4.6%, decrease in student services expenses.

The decrease in administrative expenses was due to a $5.2 million reduction in bad debt expense and a reduction in compensation and benefits.

The bad debt expense as a percentage of revenue was 4.1% for the year ended December 31, 2013, compared to 5.1% for the year ended December 31, 2012. The reduction in bad debt as a percentage of revenue was due to our focused efforts on the financial aid processes and collection activities.

The decrease in sales and marketing expenses was primarily due to a reduction in marketing expenses as well as a reduction in the number of admissions representatives in order to align our cost structure to our student population.

As a percentage of revenues, selling, general and administrative expense for the year ended December 31, 2013 increased to 51.7% from 49.9% for the year ended December 31, 2012.

As of December 31, 2013, we had outstanding loan commitments to our students of $36.5 million as compared to $34.7 million at December 31, 2012.  Loan commitments, net of interest that would be due on the loans through maturity, were $26.5 million at December 31, 2013 as compared to $25.0 million at December 31, 2012.

Impairment of goodwill and long-lived assets.    We test our goodwill and long-lived assets  and have determined the following: (a) there have been no new  impairments as of December 31, 2013; (b) at June 30, 2013, we determined that an impairment of approximately $4.5 million existed for two of our reporting units and four asset groups related to goodwill and long-lived assets ($0.7 million is included in discontinued operations); (c) at March 31, 2013, we determined that an impairment of approximately $1.7 million existed for two asset groups related to long-lived assets ($1.6 million is included in discontinued operations); (d) at December 31, 2012, we determined that an impairment of approximately $19.7 million existed for seven of our reporting units and four asset groups related to long lived assets; and (e) at June 30, 2012, we determined that an impairment charge of approximately $23.7 million existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets($9.4 million included in discontinued operations).

Index
Net interest expense.    Our net interest expense for the year ended December 31, 2013 was $4.6 million essentially flat compared to the year ended December 31, 2012.

Income taxes.    Our provision for income taxes for the year ended December 31, 2013 was $19.6 million, or (138.3%) of pretax loss, compared to a benefit for income taxes of $2.8 million, or 15.1%, of pretax loss for the year ended December 31, 2012. The effective tax rate increase was primarily due to a $24.5 million valuation allowance recorded for the year ended December 31, 2013.

We assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by us in recent years.  On the basis of this evaluation we believe it is more likely than not that we will realize the net deferred tax assets.  As a result, as of December 31, 2013, we recorded a valuation allowance against the net deferred tax assets, excluding the indefinite life assets which generated a deferred tax liability.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue.   Revenue decreased by $74.0 million, or 16.2%, to $382.8 million for the year ended December 31, 2012 from $456.7 million for the year ended December 31, 2011.   The decrease was primarily attributable to a 20.0% decrease in average student population, which decreased to 17,121 for the year ended December 31, 2012 from 21,396 for the year ended December 31, 2011, partially offset by a 4.7% increase in average revenue per student.

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

Average revenue per student increased 4.7% for the year ended December 31, 2012 from the year ended December 31, 2011, primarily from tuition increases that averaged 3%, improved student retention which led to higher revenue per student and from changes to some of our program offerings, which shortened the delivery time of these programs thus slightly accelerating revenue. For a general discussion of trends in our student enrollment, see “- Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $16.0 million, or 8.2%, to $180.6 million for the year ended December 31, 2012 from $196.6 million for the year ended December 31, 2011.  This decrease in educational services and facilities expense was due to a $13.0 million, or 12.2%, decrease in instructional expenses, a $1.5 million, or 7.5%, decrease in books and tools expense, and a $1.5 million, or 2.2%, decrease in facilities expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors at most of our campuses resulting from a lower student population as well as our cost savings efforts in connection with the lower student population.  The decrease in books and tools expense was attributable to a decline in student starts of approximately 1,900 for the year ended December 31, 2012 compared to the year ended December 31, 2011. We began 2012 with approximately 7,000, or 28.5%, fewer students than we had on January 1, 2011.  Facilities expense decreased primarily due to lower depreciation expense related to an impairment charge of long-lived assets and lower capital expenditures during the current year as well as decreased repairs and maintenance expenses and utilities expenses due to rate reductions in certain states.

Education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding drop in population.

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 47.2% for the year ended December 31, 2012 from 43.1% for the year ended December 31, 2011.

Selling, general and administrative expense.    Our selling, general and administrative expense for the year ended December 31, 2012 was $191.0 million, a decrease of $25.8 million, or 11.9%, from $216.8 million for the year ended December 31, 2011.  This decrease was primarily due to an $8.6 million, or 7.6%, decrease in administrative expenses, a $14.1 million, or 17.2%, decrease in sales and marketing expenses and a $3.1 million, or 14.3%, decrease in student services expenses.

Index
The decrease in administrative expenses was primarily due to: (a) a $6.8 million reduction in bad debt expense; (b) a $0.8 million decrease in costs associated with the financial accounting system implemented during 2011 as well as reduced maintenance expenses for our student management system; (c) $0.4 million lower non capitalized furniture expenses from the prior year as a result of the relocation of our Denver campus in 2011; and (d) a $0.9 million decrease in travel expenses attributed to our cost savings efforts.

The bad debt expense as a percentage of revenue was 5.1% for the year ended December 31, 2012, compared to 4.5% for the year ended December 31, 2011. The increase in bad debt as a percentage of revenue was due to higher average accounts receivable balances throughout the year as compared to prior year, resulting from increased loans to our students.  The number of days revenue outstanding at December 31, 2012 increased to 21.7 days, compared to 17.2 days at December 31, 2011.  This increase in days outstanding is attributable to the increase in our loan commitments to our students.

The decrease in sales and marketing expenses was primarily due to a reduction in marketing expenses as well as a reduction in the number of admissions representatives in order to align our cost structure to our student population.

Student services expenses decreased due to a reduction in the number of financial aid employees, as we aligned our cost structure to our student population. As a percentage of revenues, selling, general and administrative expense for the year ended December 31, 2012 increased to 49.9% from 47.5% for the year ended December 31, 2011.

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

Impairment of goodwill and long-lived assets.    At December 31, 2012, we tested our goodwill and long-lived assets for impairment and determined that an impairment of approximately $19.7 million existed for seven of our reporting units and four asset groups related to long-lived assets ($5.4 million included in discontinued operations).  At June 30, 2012, we tested our goodwill and long-lived assets for impairment and determined that an impairment charge of approximately $23.7 million existed for five reporting units related to goodwill and 10 asset groups related to long-lived assets ($12.8 million included in discontinued operations).  At September 30, 2011, we tested our goodwill and long-lived assets for impairment and determined that an impairment of approximately $10.4 million existed for five reporting units ($2.1 million included in discontinued operations).

Net interest expense.    Our net interest expense for the year ended December 31, 2012 was $4.5 million essentially flat compared to the year ended December 31, 2011.

Income taxes.    Our benefit for income taxes for the year ended December 31, 2012 was $2.8 million, or 15.1% of pretax loss, compared to a provision for income taxes of $13.1 million, or 42.6%, of pretax income for the year ended December 31, 2011. The effective tax rate decrease was due to the effect of nondeductible permanent items mainly comprised of goodwill impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, acquisitions and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2013:

	Cash Flow Summary
	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$3,246	$15,986	$36,838
Net cash used in investing activities	$(5,788)	$(10,187)	$(37,389)
Net cash (used in) provided by financing activities	$(46,280)	$29,385	$(38,920)

As of December 31, 2013, we had cash, cash equivalents and restricted cash of $67.4 million, including $54.5 million of restricted cash, representing an increase of approximately $5.7 million as compared to $61.7 million of cash and cash equivalents as of December 31, 2012.  This increase is primarily due to $54.5 million of borrowings under our Credit Facility (as defined below) during the fourth quarter of 2013 compared to $37.5 million of borrowings during the fourth quarter of 2012 partially offset by a net loss during the year ended December 31, 2013 of $51.3 million compared to a net loss during the year ended December 31, 2012 of $37.2 million.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  We currently anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our Credit Facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our Credit Facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. As of December 31, 2013, we had $54.5 million outstanding under our credit agreement.  This amount was paid in full on January 3, 2014.  As of December 31, 2013, we had outstanding letters of credit aggregating $5.3 million, which primarily comprised of security deposits in connection with certain of our real estate leases.  The Credit Facility matures on April 5, 2015.

Index
Our primary source of cash is tuition collected from the students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2013. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to state and federal regulations.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.

Operating Activities

Net cash provided by operating activities was $3.2 million for the year ended December 31, 2013 as compared to $16.0 million for year ended December 31, 2012.  The $12.7 million decrease in net cash provided by operating activities primarily resulted from a reduction in net income offset by other working capital items.

Investing Activities

Net cash used in investing activities decreased by $4.4 million to $5.8 million for the year ended December 31, 2013 from $10.2 million for the year ended December 31, 2012. The decrease was primarily attributable to a $2.3 million reduction in cash used for capital expenditures for the year ended December 31, 2013 compared to the year ended December 31, 2012 and the acquisition of FMTI of $1.5 million in the second quarter of 2012.  Our 2013 capital expenditures mainly resulted from leasehold improvements and facility expansions as well as investments in campuses, classroom furniture and shop technology.  The decrease was a result of decreased demand for expenditures due to reduced student population, assets transferred from closed schools and significant investments in prior periods.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Cincinnati (Tri-County), Ohio; Suffield, Connecticut; and Denver, Colorado.  Our Cincinnati (Tri-County), Ohio and Suffield, Connecticut locations are held for sale.  Although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our credit facilities, we may incur additional debt and/or issue additional debt or equity securities.

Capital expenditures are expected to approximate 4% of revenues in 2014 as compared to 1.9% in 2013.  We expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

Financing Activities

Net cash used in financing activities was $46.3 million for the year ended December 31, 2013, as compared to net cash provided by financing activities of $29.4 million for the year ended December 31, 2012. The increase of $75.7 million was primarily attributable to borrowings of $37.5 million for the year ended December 31, 2012 which was repaid for the year ended December 31, 2013.   During the fourth quarter of 2013 $54.5 million was borrowed and included in restricted cash.

Credit Agreement.  On April 5, 2012, we, as borrower, and certain of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement with a syndicate of four lenders led by Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Facility”).  The April 5, 2012 agreement, along with subsequent amendments dated June 18, 2013 and December 20, 2013, are collectively referred to as the “Credit Agreement.”

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Effective January 16, 2014, this amount was reduced to $40 million.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of our and our subsidiaries’ the tangible and intangible assets of the Company and its subsidiaries including real estate.  The term of the Credit Facility is 36 months, maturing on April 5, 2015.

Index
The Credit Agreement provides that the lenders will receive first priority lien on substantially all of our tangible and intangible non-real property assets of our and our subsidiaries as well as a first priority lien on substantially all real property owned by our and our subsidiaries and that all net proceeds of future sales of real property by our and our subsidiaries be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Pursuant to the Amendment, the margin interest rate is subject to adjustment within a range of 2.50% to 6.00% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Eurodollar Rate or the Base Rate option.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

At December 31, 2013, we had outstanding letters of credit aggregating $5.3 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of December 31, 2013 we are in compliance with all financial covenants.

	As of December 31,
	2013	2012
Credit agreement	$54,500	$37,500
Finance obligation	9,672	9,672
Capital lease-property (with a rate of 8.0%)	25,944	26,344
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	-	11
Subtotal	90,116	73,527
Less current maturities	(435)	(412)
Total long-term debt	$89,681	$73,115

We believe that our cash flows from operations and borrowings available under our credit agreement will provide us with adequate resources for our ongoing operations through 2014 and our currently identified and planned capital expenditures.

Climate Change

Climate change has not had and is not expected to have a significant effect on our operations.

Contractual Obligations

Long-Term Debt and Lease Commitments.    As of December 31, 2013, our long-term debt consisted of borrowings under our Credit Facility, the finance obligation in connection with our sale-leaseback transaction in 2001, and amounts due under capital lease obligations.  We lease offices, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

Index
The following table contains supplemental information regarding our total contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement (including interest) (1)	$54,532	$-	$54,532	$-	$-
Capital leases (including interest)	50,037	2,494	5,050	5,356	37,137
Operating leases	119,517	21,223	35,109	28,272	34,913
Rent on finance obligation	4,638	1,546	3,092	-	-
Total contractual cash obligations	$228,724	$25,263	$97,783	$33,628	$72,050

(1)	Amounts outstanding under the Credit Agreement were repaid on January 3, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2013, except for our letters of credit and surety bonds.  Letters of credit of $5.3 million are primarily comprised of security deposits in connection with certain of our real estate leases. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2013, we posted surety bonds in the total amount of approximately $16.9 million.  These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

We have calculated that, for our 2013 fiscal year, our seven institutions’ 90/10 Rule percentages ranged from 69% to 85%.  For 2013, 2012 and 2011, none of our current institutions derived more than 90% of their revenues from Title IV Programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.

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

Index
The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  During 2010 and continuing into the first half of 2011, we saw a reduction in the loan commitments we offered our students to help them bridge the gap between the tuition charged for their particular program and the amount of grants, third-party loans and parental assistance each student received.  We believe that those reductions were due to increases in student loan limits available to students as well as an increase in Pell Grants.  As a result, a greater percentage of students were able to finance their educations entirely from financial aid sources.  While this provided greater opportunities for our students, it also severely impacted our ability to comply with the 90/10 Rule.  Because of the increases in Title IV student loan limits and grants in recent years, it has and will continue to be difficult for us to comply with the 90/10 Rule.  We have considered two alternatives to aid us with our compliance with the 90/10 Rule: increasing tuition prices above the applicable maximums for Title IV student loans and grants or restructuring certain of our programs to create a financing gap.  We decided to restructure program offerings. This resulted in an increase in the financing gap between tuition and the amount of financial aid available. To assist our students in closing their financing gaps we provided loans to our students.  Loan commitments to our students increased during 2013 by approximately $1.5 million.  If any of our institutions loses eligibility to participate in Title IV programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

In March 2014, the DOE published draft three-year cohort default rates for each of our institutions for the 2011 fiscal year.  The draft rates are not final and may be subject to appeal and further upward or downward revisions before the DOE publishes final rates, which is expected to occur in September 2014.  The rates range from 16.8% to 26.5%.  For the 2011 fiscal year, none of our institutions had three-year draft cohort default rates of at least 30%.  The weighted average draft cohort default rate for 2011 was 25.7%.

In September 2013, the DOE published final three-year cohort default rates for the 2010 fiscal year.  The rates under the new methodology ranged from 19.0% to 34.0%.  For the 2010 fiscal year, two of our institutions had cohort default rates of at least 30%. One of our institutions has exceeded the 30% three year CDR threshold for two consecutive years.

In September 2012, the DOE published final three-year cohort default rates for the 2009 fiscal year.  The rates under the new methodology ranged from 15.8% to 31.6%.  For the 2009 fiscal year, one of our institutions had three-year cohort default rates of at least 30%.

In September 2013, the DOE published final two-year cohort default rates for the 2011 fiscal year.  The rates range from 13.2% to 21.5%.  None of our institutions had a cohort default rate over 25%.

In September 2012, the DOE published final two-year cohort default rates for the 2010 fiscal year.  The rates range from 11.6% to 21.1%.

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

Index
Outlook

In addition to the 90/10 Rule, cohort default rates, gainful employment and limits on the number of ATB students discussed above, changes to admissions advisor compensation policies, other changes promulgated by the DOE and the current economic slowdown have all led to significant deterioration in student enrollments. This deterioration continued into 2013.  We believe that we have started to see stabilization in our student starts for our continuing operations.  In particular our automotive and skill trade campuses appear to have stabilized while our other programs continue to experience some challenges.  Some of this can be attributable to large financing gaps at certain programs as well as the hesitation or inability of students to incur additional debt and/or make required monthly payments.  We continue to explore ways to help these students achieve their goals, including reducing tuition of certain programs or providing need based scholarships.  Students’ starts for the fourth quarter of 2013 were down 7.2% as compared to the fourth quarter of 2012.

While we believe our student starts have leveled off, we continue to be challenged by the current economic environment as well as students’ and their parents’ continued hesitation to incur debt.  We expect that this trend will improve as the economy improves but cannot predict when this will occur.

The continued deterioration in our student population has produced negative operating margins in 2013.  While we experienced negative margins we expect that this will reverse in the near future. Until that does occur we anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our Credit Facility.

Effect of Inflation

Inflation has not had and is not expected to have a significant effect on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 7.25% (as calculated in the credit agreement) as of December 31, 2013.  As of December 31, 2013, we had $54.5 million outstanding under our credit agreement.

Based on our outstanding debt balance as of December 31, 2013, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.5 million, or less than $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 on this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2013 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index
Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report included in this Form 10-K that follows.

/s/ Shaun McAlmont
Shaun McAlmont
Chief Executive Officer
March 11, 2014

/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
March 11, 2014

ITEM 9B.	OTHER INFORMATION

None.

Index
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

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

10.3
Second Amendment to the Credit Agreement, dated as of December 20, 2013, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (12).

10.4	Employment Agreement, dated as of January 8, 2013, between the Company and Scott M. Shaw (8).

10.5	Employment Agreement, dated as of January 8, 2013, between the Company and Cesar Ribeiro (8).

10.6	Employment Agreement, dated as of January 8, 2013, between the Company and Shaun E. McAlmont (8).

10.7	Employment Agreement, dated as of January 8, 2013, between the Company and Piper P. Jameson (8).

10.8	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (7).

10.9	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (13).

10.10	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.11	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

Index
10.12	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.13	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.14	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (10).

10.15	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (9).

10.16	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.17	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 11, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(7)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2013.

(8)	Incorporated by reference to the Company’s Form 8-K filed January 10, 2013.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(11)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2013.

(12)	Incorporated by reference to the Company’s Form 8-K filed December 27, 2013.

(13)	Registration Statement on Form S-8 (Registration No. 333-188240).

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 11, 2014

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun McAlmont
Shaun McAlmont	Chief Executive Officer and Director	March 11, 2014

/s/ Cesar Ribeiro	Executive Vice President, Chief Financial Officer and
Cesar Ribeiro	Treasurer (Principal Accounting and Financial Officer)	March 11, 2014

/s/ Alvin O. Austin
Alvin O. Austin	Director	March 11, 2014

/s/ Peter S. Burgess
Peter S. Burgess	Director	March 11, 2014

/s/ James J. Burke, Jr.
James J. Burke, Jr.	Director	March 11, 2014

/s/ Celia H. Currin
Celia H. Currin	Director	March 11, 2014

/s/ Paul E. Glaske
Paul E. Glaske	Director	March 11, 2014

/s/ Charles F. Kalmbach
Charles F. Kalmbach	Director	March 11, 2014

/s/ Alexis P. Michas
Alexis P. Michas	Director	March 11, 2014

/s/ J. Barry Morrow
J. Barry Morrow	Director	March 11, 2014

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

 We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 11, 2014

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, cash flows and financial statement schedule for the year ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 11, 2014

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,886	$61,708
Restricted cash	54,500	-
Accounts receivable, less allowance of $13,787 and $17,751 at December 31, 2013 and 2012, respectively	16,127	17,370
Inventories	2,269	2,677
Prepaid income taxes and income taxes receivable	8,517	7,085
Deferred income taxes, net	-	7,729
Assets held for sale	6,310	-
Prepaid expenses and other current assets	3,013	2,944
Total current assets	103,622	99,513

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $146,795 and $137,834 at December 31, 2013 and 2012, respectively	127,332	154,096

OTHER ASSETS:
Noncurrent receivables, less allowance of $982 and $1,078 at December 31, 2013 and 2012, respectively	6,869	6,109
Deferred finance charges	1,163	774
Deferred income taxes, net	-	17,065
Goodwill	62,465	65,527
Other assets, net	4,498	3,690
Total other assets	74,995	93,165
TOTAL	$305,949	$346,774

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$435	$412
Unearned tuition	30,195	34,648
Accounts payable	14,603	13,500
Accrued expenses	10,655	9,746
Other short-term liabilities	693	268
Total current liabilities	56,581	58,574

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	89,681	73,115
Pension plan liabilities	1,522	6,901
Deferred income taxes, net	4,528	-
Accrued rent	7,695	8,663
Other long-term liabilities	746	1,044
Total liabilities	160,753	148,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2013 and 2012, issued and outstanding 29,919,761 shares at December 31, 2013 and 29,659,457 shares at December 31, 2012	141,377	141,377
Additional paid-in capital	24,177	22,677
Treasury stock at cost - 5,910,541 shares at December 31, 2013 and 2012	(82,860)	(82,860)
Retained earnings	66,064	124,059
Accumulated other comprehensive loss	(3,562)	(6,776)
Total stockholders' equity	145,196	198,477
TOTAL	$305,949	$346,774

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

REVENUE	$345,024	$382,773	$456,722
COSTS AND EXPENSES:
Educational services and facilities	172,685	180,610	196,639
Selling, general and administrative	178,494	191,033	216,846
(Gain) loss on sale of assets	(506)	(75)	4
Impairment of goodwill and long-lived assets	3,908	25,221	8,290
Total costs & expenses	354,581	396,789	421,779
OPERATING (LOSS) INCOME	(9,557)	(14,016)	34,943
OTHER:
Interest income	37	2	17
Interest expense	(4,667)	(4,475)	(4,369)
Other income	18	14	18
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14,169)	(18,475)	30,609
PROVISION (BENEFIT) FOR INCOME TAXES	19,591	(2,791)	13,053
(LOSS) INCOME FROM CONTINUING OPERATIONS	(33,760)	(15,684)	17,556
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(17,526)	(21,502)	(16)
NET (LOSS) INCOME	$(51,286)	$(37,186)	$17,540
Basic
(Loss) earnings per share from continuing operations	$(1.50)	$(0.71)	$0.80
Loss per share from discontinued operations	(0.78)	(0.97)	(0.00)
Net (loss) income per share	$(2.28)	$(1.68)	$0.80
Diluted
(Loss) earnings per share from continuing operations	$(1.50)	$(0.71)	$0.79
Loss per share from discontinued operations	(0.78)	(0.97)	(0.00)
Net (loss) income per share	$(2.28)	$(1.68)	$0.79
Weighted average number of common shares outstanding:
Basic	22,513	22,195	22,020
Diluted	22,513	22,195	22,155

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	December 31,
	2013	2012	2011
Net (loss) income	$(51,286)	$(37,186)	$17,540
Other comprehensive (loss) income
Employee pension plan adjustments, net of taxes of $1,283, $25 and $1,321 for the years ended December 31, 2013, 2012 and 2011, respectively	3,214	(60)	(1,968)
Comprehensive (loss) income	$(48,072)	$(37,246)	$15,572

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2011	28,109,987	$140,726	$17,378	$(82,860)	$151,989	$(4,748)	$222,485
Net income	-	-	-	-	17,540	-	17,540
Employee pension plan adjustments, net of taxes	-	-	-	-	-	(1,968)	(1,968)
Stock-based compensation expense
Restricted stock	393,431	-	3,141	-	-	-	3,141
Stock options	-	-	400	-	-	-	400
Tax benefit of options exercised	-	-	158	-	-	-	158
Tax deficiency of stock-based awards and canceled	-	-	(740)	-	-	-	(740)
Net share settlement for equity-based compensation	(68,250)	(60)	(802)	-	-	-	(862)
Cash dividend of $0.07 per common share	-	-	-	-	(1,583)	-	(1,583)
Cash dividend declared true-up	-	-	-	-	(257)	-	(257)
Exercise of stock options	113,106	711	-	-	-	-	711
BALANCE - December 31, 2011	28,548,274	141,377	19,535	(82,860)	167,689	(6,716)	239,025
Net income	-	-	-	-	(37,186)	-	(37,186)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	(60)	(60)
Stock-based compensation expense
Restricted stock	1,213,621	-	3,982	-	-	-	3,982
Stock options	-	-	358	-	-	-	358
Tax deficiency of stock-based awards and canceled	-	-	(667)	-	-	-	(667)
Net share settlement for equity-based compensation	(102,438)	-	(531)	-	-	-	(531)
Cash dividend of $0.28 per common share	-	-	-	-	(6,444)	-	(6,444)
BALANCE - December 31, 2012	29,659,457	141,377	22,677	(82,860)	124,059	(6,776)	198,477
Net loss	-	-	-	-	(51,286)	-	(51,286)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	3,214	3,214
Stock-based compensation expense
Restricted stock	400,779	-	2,893	-	-	-	2,893
Stock options	-	-	102	-	-	-	102
Tax deficiency of stock-based awards and cancels	-	-	(698)	-	-	-	(698)
Net share settlement for equity-based compensation	(140,475)	-	(797)	-	-	-	(797)
Cash dividend of $0.28 per common share	-	-	-	-	(6,709)	-	(6,709)
BALANCE - December 31, 2013	29,919,761	$141,377	$24,177	$(82,860)	$66,064	$(3,562)	$145,196

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(51,286)	$(37,186)	$17,540
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,701	26,848	28,464
Amortization of deferred finance costs	474	-	-
Deferred income taxes	26,490	(14,229)	3,200
(Gain) loss on disposition of assets	(506)	(71)	5
Impairment of goodwill and long-lived assets	6,194	43,364	10,377
Fixed asset donation	(37)	-	-
Provision for doubtful accounts	15,532	21,056	30,553
Stock-based compensation expense	2,995	4,340	3,541
Tax benefit associated with exercise of share based payments	-	-	(158)
Deferred rent	(888)	421	768
(Increase) decrease in assets, net of acquisition of business:
Accounts receivable	(15,049)	(19,202)	(15,317)
Inventories	408	421	504
Prepaid income taxes and income taxes receivable	(1,432)	4,053	(13,268)
Prepaid expenses and current assets	(106)	(1,274)	(1,670)
Other assets	(1,177)	999	696
Increase (decrease) in liabilities, net of acquisition of business:
Accounts payable	1,461	(2,180)	(5,510)
Accrued expenses	829	(1,688)	(14,936)
Pension plan liabilities	(672)	(718)	(276)
Unearned tuition	(4,453)	(9,466)	(7,702)
Other liabilities	768	498	27
Total adjustments	54,532	53,172	19,298
Net cash provided by operating activities	3,246	15,986	36,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	-	694
Capital expenditures	(6,538)	(8,839)	(38,119)
Proceeds from sale of property and equipment	750	124	36
Acquisition of business, net of cash acquired	-	(1,472)	-
Net cash used in investing activities	(5,788)	(10,187)	(37,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	59,500	37,500	-
Payments on borrowings	(42,500)	-	(20,000)
Reclassifications of proceeds from borrowings to restricted cash	(54,500)	-	-
Payment of deferred finance fees	(863)	(659)	-
Proceeds from exercise of stock options	-	-	711
Tax benefit associated with exercise of share based payments	-	-	158
Net share settlement for equity-based compensation	(797)	(531)	(862)
Dividends paid	(6,709)	(6,444)	(18,490)
Principal payments under capital lease obligations	(411)	(481)	(437)
Net cash (used in) provided by financing activities	(46,280)	29,385	(38,920)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,822)	35,184	(39,471)
CASH AND CASH EQUIVALENTS—Beginning of year	61,708	26,524	65,995
CASH AND CASH EQUIVALENTS—End of year	$12,886	$61,708	$26,524

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2013	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,209	$4,184	$4,003
Income taxes	$410	$226	$23,218
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$93	$1,789	$1,166

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2013

(In thousands, except share and per share amounts, schools, training sites, campuses and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and Subsidiaries (the "Company") is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Science, Skilled Trades, Hospitality Services and Business and Information Technology. The Company currently has 33 schools and five training sites in 15 states across the United States.

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

Restricted Cash—Restricted cash consists of deposits maintained at financial institutions under a cash collateralized agreement under the Company’s credit agreement.  Refer to Note 9 for more information on the credit agreement.

Accounts Receivable—The Company reports accounts receivable at net realizable value, which is equal to the gross receivable less an estimated allowance for uncollectible accounts.  Noncurrent accounts receivable represent amounts due from graduates in excess of 12 months from the balance sheet date.

Allowance for uncollectible accounts—Based upon experience and judgment, an allowance is established for uncollectible accounts with respect to tuition receivables. In establishing the allowance for uncollectible accounts, we consider, among other things, current and expected economic conditions, a student's status (in-school or out-of-school), whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history.

Fair Value of Financial Instruments—The carrying value of cash and cash equivalents approximates fair value at December 31, 2013 and 2012.  In addition, the carrying value of all borrowings under the credit agreement approximates fair value at December 31, 2013 and 2012.  The account receivable, net balances are presented within current and non-current assets on the consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

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

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $29.3 million, $30.3 million and $38.1 million from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

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

At December 31, 2013, the Company conducted its annual test for goodwill impairment and determined it did not have an impairment.  The fair value of the Company’s reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach.  As of June 30, 2013, the Company concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

At December 31, 2012, the Company tested goodwill for impairment and determined that an impairment of approximately $18.3 million ($4.5 million included in discontinued operations) existed for seven of its reporting units.  The Company concluded that the decrease in the Company’s market capitalization as of June 30, 2012 was an indicator of potential impairment and, accordingly, the Company tested goodwill for impairment.  The tests indicated that five of the Company’s reporting units were impaired as a result of lower than expected student population, which resulted in a pre-tax charge of $15.4 million in the second quarter of 2012 ($8.4 million included in discontinued operations).  The fair values of these reporting units were estimated using the expected present value of future cash flows.  No other reporting unit’s carrying goodwill amount exceeded or approximated its implied value.

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

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $0.25 million. The Company's cash balances on deposit at December 31, 2013, exceeded the balance insured by the FDIC by approximately $66.7 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2013 and 2012.

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

Index
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

Income Taxes—The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2013 and 2012, the interest and penalties expense associated with uncertain tax positions are not significant to the Company’s results of operations or financial position.

Impairment of Long-Lived Assets—The Company reviews the carrying value of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates long-lived assets for impairment by examining estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made.

The Company concluded that for the three months ended December 31, 2013, there was no long-lived asset impairment.  The Company concluded that as of June 30, 2013 and March 31, 2013, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at four and two of our campuses, respectively.  Long lived assets had been tested at these campuses as a result of certain financial indicators such as our history of losses, our current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.4 million ($0.7 million included in discontinued operations) and $1.7 million ($1.6 million included in discontinued operations) for leasehold improvements as of June 30, 2013 and March 31, 2013, respectively.

The Company concluded that as of December 31, 2012 and June 30, 2012, there was an indicator of potential impairment and, accordingly, the Company tested long-lived assets for impairment and determined that certain long-lived assets at four and 10 of its campuses were impaired.  This resulted in a pre-tax charge of $1.3 million ($0.9 million included in discontinued operations) for leasehold improvements as of December 31, 2012 and $8.3 million (4.4 million in discontinued operations) as of June 30, 2012, which included leasehold improvements of $8.1 million and $0.2 million in definite-lived intangible assets respectively.

Index
The Company recorded an impairment charge of $1.0 million in the third quarter of 2011 related to a regional accreditation indefinite intangible asset that is no longer being utilized and is included in discontinued operations.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU clarify that the disclosure requirements of ASU No. 2011-11 are limited to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective retrospectively for annual periods beginning on or after January 1, 2013. The adoption of this ASU did not materially impact the presentation of its financial condition, results of operation and disclosures.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in this ASU provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this ASU require entities to provide information about amounts reclassified out of accumulated other comprehensive income by component, and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, or cross-reference to other disclosures, based on certain criteria. This ASU is effective prospectively for reporting periods beginning after December 15, 2012; early adoption is permitted. The Company has adopted this guidance.  The adoption of this ASU did not materially impact the presentation of its financial condition, results of operation and disclosures.

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

In October 2012, the FASB issued ASU No. 2012-04, which makes technical corrections, clarifications and limited-scope improvements to various topics throughout the Codification. The amendments in this ASU that do not have transition guidance and are effective upon issuance and the amendments that are subject to transition guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not impact the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, which amends and corrects various sections in the Codification pursuant to Staff Accounting Bulletin (“SAB”) No. 114, SEC Release No. 33-9250 and ASU No. 2010-22. The amendments and corrections in this ASU are effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated financial statements.

Index
2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the "DOE"). During the years ended December 31, 2013, 2012 and 2011, approximately 80%, 81% and 84%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the year ended December 31, 2013, 2012 and 2011, the Company was in compliance with the standards established by the DOE requiring that no individual DOE reporting entity can receive more than 90% of its revenue, determined on a cash basis, from Title IV, HEA Program Funds.  A proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

The DOE has evaluated the financial responsibility of the Company’s institutions on a consolidated basis.  The Company has submitted to the DOE its audited financial statements for the 2012 and 2011 fiscal years reflecting a composite score of 1.6 and 2.1, respectively, based upon its calculations, and that its schools meet the DOE standards of financial responsibility. For the 2013 fiscal year, the Company has calculated its composite score to be 1.5.  However, this is subject to determination by the DOE once it receives and reviews the Company’s audited financial statements for the 2013 fiscal year.

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the years ended December 31, 2013, 2012 and 2011, respectively were as follows:

	Year Ended December 31,
	2013	2012	2011
Basic shares outstanding	22,513,391	22,195,407	22,019,563
Dilutive effect of stock options	-	-	135,437
Diluted shares outstanding	22,513,391	22,195,407	22,155,000

For the year ended December 31, 2013 and 2012, options to acquire 222,707 and 71,989 shares were excluded from the above table because the Company reported a net loss for the year and therefore their impact on reported loss per share would have been antidilutive.  For the years ended December 31, 2013, 2012 and 2011, options to acquire 657,083; 216,908; and 399,583 shares; respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported (loss) earnings per share would have been antidilutive.

Index
In 2011 and 2013, the Company issued certain members of management performance shares that vest when certain performance conditions are met.  As of December 31, 2013, these performance conditions were not met.  Accordingly, 441,552 and 134,131 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the year ended December 31, 2013 and 2012, respectively.  Refer to Note 10 for more information on performance shares.

4.	DISCONTINUED OPERATIONS

2013 Event

On June 18, 2013, the Company’s Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of the Company’s Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  Accordingly, the Company ceased operations at these campuses as of December 31, 2013.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

The results of operations at these five campuses for the three year periods ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$7,724	$19,924	$35,099

(Loss) income before income tax	(17,287)	(13,641)	5,236
Income tax expense (benefit)	239	(5,444)	1,677
Net (loss) income from discontinued operations	$(17,526)	$(8,197)	$3,559

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.3 million and $8.7 million for the years ended December 31, 2013 and 2012, respectively.

2012 Event

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

The results of operations at these seven campuses for the two year periods ended December 31, 2012 were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Revenue	$8,500	$20,804

Loss before income tax	(22,142)	(5,260)
Income tax benefit	(8,837)	(1,685)
Net loss from discontinued operations	$(13,305)	$(3,575)

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.5 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively.

5.	BUSINESS ACQUISITIONS

On April 18, 2012, the Company acquired all of the rights, title and interest in certain assets and liabilities of Florida Medical Training Institute, Inc. (“FMTI”) for total consideration of $1.7 million, net of cash acquired.  FMTI has five locations in Florida: Melbourne, Jacksonville, Tampa, Miami and Coral Springs.  FMTI currently offers certificate programs in the fields of Emergency Medical Technician, Paramedic, EKG/Phlebotomy, Nursing Assistant, Fire Fighter and Associate of Science Degrees in Emergency Medical Services and Fire Science Technology.  The purchase price allocation resulted in $2.9 million allocated to assets including $2.4 million to intangible assets and $1.4 million to liabilities.  The goodwill is tax deductible and represents the value of entering a new market and businesses that generates non-Title IV funding.

Index
6.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2012	$115,303	$(17,932)	$97,371
Acquisition of FMTI	1,873	-	1,873
Goodwill impairment (1)	-	(33,717)	(33,717)
Balance as of December 31, 2012	117,176	(51,649)	65,527
Goodwill impairment	-	(3,062)	(3,062)
Balance as of December 31, 2013	$117,176	$(54,711)	$62,465

(1)	$12.8 million included in discontinued operations.

Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2012	$25	$180	$366	$1,268	$1,124	$200	$3,163
Write-off	(25)	-	(31)	(102)	-	-	(158)
Gross carrying amount at December 31, 2013	-	180	335	1,166	1,124	200	3,005

Accumulated amortization at December 31, 2012	25	-	209	-	670	28	932
Write-off	(25)	-	(31)	-	-	-	(56)
Amortization	-	-	50	-	158	40	248
Accumulated amortization at December 31, 2013	-	-	228	-	828	68	1,124

Net carrying amount at December 31, 2013	$-	$180	$107	$1,166	$296	$132	$1,881

Weighted average amortization period (years)		Indefinite	7	Indefinite	9	3

Index
	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2011	$-	$180	$509	$1,268	$1,150	$1,980	$5,087
Acquisition of FMTI (1)	25	-	25	-	224	200	474
Write-off	-	-	-	-	-	(1,980)	(1,980)
Impairment (2)	-	-	(168)	-	(250)	-	(418)
Gross carrying amount at December 31, 2012	25	180	366	1,268	1,124	200	3,163

Accumulated amortization at December 31, 2011	-	-	262	-	620	1,952	2,834
Amortization	25	-	74	-	135	56	290
Write-off	-	-	-	-	-	(1,980)	(1,980)
Impairment (2)	-	-	(127)	-	(85)	-	(212)
Accumulated amortization at December 31, 2012	25	-	209	-	670	28	932

Net carrying amount at December 31, 2012	$-	$180	$157	$1,268	$454	$172	$2,231

Weighted average amortization period (years)		Indefinite	7	Indefinite	9	3

(1)	The Company purchased FMTI in April 2012. Refer to Note 5 for more information on the purchase.
(2)	Refer to Note 1 for more information related to the impairment.

Amortization of intangible assets for the years ended December 31, 2013, 2012 and 2011 was approximately $0.4 million, $0.3 million and $1.4 million, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2014	$200
2015	156
2016	112
2017	46
2018	20
Thereafter	1

$535

Index
7.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2013	2012
Land	-	$17,562	$18,363
Buildings and improvements	1-25	178,089	192,990
Equipment, furniture and fixtures	1-7	76,769	79,172
Vehicles	3	1,282	1,231
Construction in progress	-	425	174
		274,127	291,930
Less accumulated depreciation and amortization		(146,795)	(137,834)
		$127,332	$154,096

Included above in buildings and improvements are buildings acquired under capital leases as of December 31, 2013 and 2012 of $26.8 million, each net of accumulated depreciation of $8.8 million and $7.0 million, respectively.

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2013 and 2012 of $0.4 million and $0.6 million, respectively, net of accumulated depreciation of $0.4 million and $0.6 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2013 and 2012 of $0.6 million, respectively, net of accumulated depreciation of $0.4 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $23.3 million, $26.4 million and $26.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company closed its campuses in Suffield, Connecticut in 2012 and Cincinnati, Ohio (Tri-County) in 2013.  During 2013, the Company decided to sell these properties as they are no longer pertinent to continuing operations.  The Company anticipates that these properties will be sold during 2014.  Accordingly, the assets have been reflected as “held for sale” in the accompanying consolidated balance sheet.  The assets held for sale as a result of the closures consist of the following:

At December 31,
2013
Land	$800
Buildings and improvements	5,510
Assets held for sale	$6,310

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2013	2012
Accrued compensation and benefits	$5,128	$3,163
Other accrued expenses	5,527	6,583
	$10,655	$9,746

Index
9.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2013	2012
Credit agreement (a)	$54,500	$37,500
Finance obligation (b)	9,672	9,672
Capital lease-property (with a rate of 8.0%) (c)	25,944	26,344
Capital leases-equipment (with rates ranging from 5.0% to 8.5%)	-	11
	90,116	73,527
Less current maturities	(435)	(412)
	$89,681	$73,115

(a) On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement with a syndicate of four lenders led by Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Facility”).  The April 5, 2012 agreement, along with subsequent amendments dated June 18, 2013 and December 20, 2013, are collectively referred to as the “Credit Agreement.”

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Effective January 16, 2014, this amount was reduced to $40 million.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries including real estate.  The term of the Credit Facility is 36 months, maturing on April 5, 2015.

The Credit Agreement provides that the lenders will receive first priority lien on substantially all of the tangible and intangible non-real property assets of the Company and its subsidiaries as well as a first priority lien on substantially all real property owned by the Company and its subsidiaries and that all net proceeds of future sales of real property by the Company and its subsidiaries be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Pursuant to the Amendment, the margin interest rate is subject to adjustment within a range of 2.50% to 6.00% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

At December 31, 2013, the Company had outstanding letters of credit aggregating $5.3 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of December 31, 2013 the Company is in compliance with all financial covenants.

As of December 31, 2013, the Company had $54.5 million outstanding under the Credit Agreement.  The interest rate on borrowings under the Credit Agreement during the year ended December 31, 2013 was 7.25%.  All amounts outstanding on December 31, 2013 were repaid on January 3, 2014.  The Company had $37.5 million outstanding under the Credit Agreement as of December 31, 2012.  The interest rate on this borrowing was 4.5%.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2013 were $1.5 million, respectively. These payments have been reflected in the accompanying consolidated statements of operations as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is December 31, 2016.

Index
(c) In 2009, the Company assumed real estate capital leases in Fern Park, Florida and Hartford, Connecticut.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

Scheduled maturities of long-term debt and lease obligations at December 31, 2013 are as follows:

Year ending December 31,
2014	$435
2015	54,971
2016	10,244
2017	748
2018	810
Thereafter	22,908
$90,116

10.	STOCKHOLDERS' EQUITY

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

In 2013, 2012 and 2011, the Company completed a net share settlement for 140,475, 102,438 and 68,250 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2013, 2012 and/or 2011, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or stock options to the Company.  These transactions resulted in a decrease of approximately $0.8 million, $0.5 million and $0.9 million in 2013, 2012 and 2011, respectively, to equity as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2011	501,551	$16.10
Granted	1,213,621	4.82
Vested	(374,088)	9.30
Nonvested restricted stock outstanding at December 31, 2012	1,341,084	7.79

Granted	434,308	5.62
Cancelled	(33,529)	16.70
Vested	(493,917)	7.41
Nonvested restricted stock outstanding at December 31, 2013	1,247,946	6.77

The restricted stock expense for each of the years ended December 31, 2013, 2012 and 2011 was $2.9 million, $4.0 million and $3.1 million, respectively. The unrecognized restricted stock expense as of December 31, 2013 and 2012 was $7.4 million and $8.6 million, respectively.  As of December 31, 2013, unrecognized restricted stock expense will be expensed over the weighted-average period of approximately 2.5 years.  As of December 31, 2013, outstanding restricted shares under the LTIP had an aggregate intrinsic value of $6.2 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. During 2013 and 2011 there were no new stock option grants.  The weighted average fair values of options granted during 2012 was $2.52 using the following weighted average assumptions for grants:

At December 31,
2012
Expected volatility	51.25%
Expected dividend yield	4%
Expected life (term)	4.65 Years
Risk-free interest rate	0.87%
Weighted-average exercise price during the year	$7.79

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

Index
The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2010	720,940	$14.59	5.14 years	$2,095
Cancelled	(74,459)	12.80
Exercised	(113,106)	6.29		759

Outstanding December 31, 2011	533,375	16.60	4.68 years	-
Granted	157,000	7.79
Cancelled	(34,500)	12.26		-

Outstanding December 31, 2012	655,875	14.72	4.89 years	-
Cancelled	(108,750)	14.64

Outstanding December 31, 2013	547,125	14.73	4.56 years	-

Vested or expected to vest as of December 31, 2013	527,527	14.99	4.43 years	-

Exercisable as of December 31, 2013	449,134	16.25	3.77 years	-

As of December 31, 2013, unrecognized pre-tax compensation expense for all unvested stock option awards is approximately $0.1 million which will be expensed over the weighted-average period of approximately 1.8 years.

The following table presents a summary of options outstanding at December 31, 2013:

	At December 31, 2013
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$4.00-$13.99	259,792	6.13	$9.60	161,801	$10.70
$14.00-$19.99	182,333	3.36	17.67	182,333	17.67
$20.00-$25.00	105,000	2.77	22.33	105,000	22.33

	547,125	4.56	14.73	449,134	16.25

11.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

Index
The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2013	2012	2011
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$23,169	$21,233	$17,903
Service cost	37	35	117
Interest cost	790	872	939
Actuarial (gain) loss	(2,614)	1,926	3,008
Benefits paid	(1,068)	(897)	(734)
Benefit obligation at end of year	20,314	23,169	21,233

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	16,268	14,639	15,087
Actual return on plan assets	2,919	1,807	12
Employer contributions	673	719	274
Benefits paid	(1,068)	(897)	(734)
Fair value of plan assets-end of year	18,792	16,268	14,639

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(1,522)	$(6,901)	$(6,594)

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2013	2012	2011
Noncurrent liabilities	$(1,522)	$(6,901)	$(6,594)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2013	2012	2011
Accumulated loss	$(5,928)	$(11,276)	$(11,191)
Deferred income taxes	2,366	4,500	4,475
Accumulated other comprehensive loss	$(3,562)	$(6,776)	$(6,716)

The accumulated benefit obligation was $20.3 million and $23.2 million at December 31, 2013 and 2012, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2013	2012	2011
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$37	$35	$117
Interest cost	790	872	939
Expected return on plan assets	(1,141)	(1,021)	(1,034)
Recognized net actuarial loss	955	1,056	742
Net periodic benefit cost	$641	$942	$764

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.4 million.

Employee pension plan adjustments of $3.2 million for the year ended December 31, 2013 includes $1.0 million of recognized actuarial losses reclassified from accumulated other comprehensive income.

Index
The following tables present plan assets using the fair value hierarchy as of December 31, 2013 and 2012.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$9,491	$-	$-	$9,491
Fixed income	5,787	-	-	5,787
International equities	3,484	-	-	3,484
Cash and equivalents	30	-	-	30
Balance at December 31, 2013	$18,792	$-	$-	$18,792

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$7,455	$-	$-	$7,455
Fixed income	5,835	-	-	5,835
International equities	2,957	-	-	2,957
Cash and equivalents	21	-	-	21
Balance at December 31, 2012	$16,268	$-	$-	$16,268

Fair value of total plan assets by major asset category as of December 31:

	2013	2012	2011
Equity securities	51%	46%	47%
Fixed income	31%	36%	36%
International equities	18%	18%	17%
Cash and equivalents	0%	0%	0%
Total	100%	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2013	2012	2011
Discount rate	4.46%	3.55%	4.10%
Rate of compensation increase	2.00%	1.75%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2013	2012	2011
Discount rate	3.55%	4.10%	5.18%
Rate of compensation increase	2.00%	4.00%	4.00%
Long-term rate of return	7.00%	7.00%	7.00%

As this plan was frozen to non-union employees on December 31, 1994, the difference between the projected benefit obligation and accumulated benefit obligation is not significant in any year.

Index
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

The Company expects to make $0.3 million in contributions to the plan in 2014.  However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was $0.7 million for each of the years ended December 31, 2013 and 2012.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2014	$1,041
2015	1,127
2016	1,196
2017	1,275
2018	1,330
Years 2019-2023	6,911

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount up to 6% of compensation. For the years ended December 31, 2013, 2012 and 2011, the Company's expense for the 401(k) plan amounted to $1.9 million, $2.0 million and $2.3 million, respectively.

12.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(7,369)	$9,273	$7,099
State	709	2,164	2,754
Total	(6,660)	11,437	9,853

Deferred:
Federal	21,103	(11,394)	3,312
State	5,148	(2,834)	(112)
Total	26,251	(14,228)	3,200

Total provision (benefit)	$19,591	$(2,791)	$13,053

Index
The components of the deferred tax assets are as follows:

	At December 31,
	2013	2012
Deferred tax assets
Current:
Accrued vacation	$79	$60
Net operating loss carryforwards	-	586
Allowance for bad debts	5,502	7,083
Total current deferred tax assets	5,581	7,729

Deferred tax assets
Noncurrent:
Allowance for bad debts	392	430
Accrued rent	3,669	3,785
Stock-based compensation	1,509	2,095
Depreciation	10,670	5,953
Other intangibles	434	547
Pension plan liabilities	608	2,754
Net operating loss carryforwards	6,285	1,553
Sale leaseback-deferred gain	2,531	2,482
AMT credit	424	-
Other	-	77
Total noncurrent deferred tax assets	26,522	19,676
Total deferred tax assets	32,103	27,405
Less valuation allowance	(31,679)	-
Deferred tax assets, net of valuation allowance	424	27,405

Deferred tax liabilities
Noncurrent:
Goodwill	(4,952)	(2,611)
Total deferred tax liabilities	(4,952)	(2,611)
Total net noncurrent deferred tax (liabilities) assets	(4,528)	17,065
Total net deferred tax (liabilities) assets	$(4,528)	$24,794

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.

On the basis of this evaluation the Company believes it is not more likely than not that it will realize its net deferred tax assets.  As a result, as of December 31, 2013, the Company has recorded a valuation allowance of $31.7 million ($7.1 million from discontinued operations) against its net deferred tax assets, excluding the indefinite life assets which generated a deferred tax liability.

The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2013		2012		2011
(Loss) income from continuing operations before taxes	$(14,169)		$(18,475)		$30,609

Expected tax (benefit) expense	$(4,959)	35.0%	$(6,466)	35.0%	$10,713	35.0%
State tax expense (benefit) (net of federal)	(221)	1.6	(436)	2.4	1,717	5.6
Permanent impairment	-	-	3,588	(19.4)	109	0.4
Valuation allowance	24,541	(173.2)	-	-	-	-
Other	230	(1.7)	523	(2.9)	514	1.6
Total	$19,591	-138.3%	$(2,791)	15.1%	$13,053	42.6%

Index
As of December 31, 2013, 2012, the Company has NOL carryforwards of $12.3 million and $6.1 million, respectively, which, if unused, will expire in years 2027.  Of these NOLs, $7.8 million and $6.1 million are limited in the amount that can be utilized in a given year due to a Section 382 limitation for December 31, 2013 and 2012, respectively.

The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
	2013	2012	2011
Balance at January 1,	$135	$100	$100
Decrease for tax positions of prior years	(135)	(100)
Increase for tax positions of current year	-	135	-
Balance at December 31,	$-	$135	$100

As of December 31, 2013, the Company no longer has any liability for uncertain tax positions.  Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011 are unrecognized tax benefits of $0.1 million, respectively, of which $0.1 million would be reflected as an adjustment to income tax expense if recognized.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  During the years ended December 31, 2012 and 2011, the interest and penalties expense associated with uncertain tax positions are not significant to its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal income tax examinations for years before 2009 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2008.

13.	SEGMENT REPORTING

Each of the Company’s schools is a reporting unit and an operating segment.  The Company’s operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligation	Operating Leases	Capital Leases
2014	$1,546	$21,223	$2,494
2015	1,546	19,429	2,494
2016	1,546	15,680	2,556
2017	-	14,628	2,678
2018	-	13,644	2,678
Thereafter	-	34,913	37,137
	4,638	119,517	50,037
Less amount representing interest	(4,638)	-	(24,094)
	$-	$119,517	$25,943

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

Rent expense, included in operating expenses in the accompanying consolidated statements of operations for the three years ended December 31, 2013, 2012 and 2011 is $21.9 million, respectively. Interest expense related to the financing obligation in the accompanying statements of operations for the years ended December 31, 2013, 2012 and 2011 is $1.5 million, respectively.

Index
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

On November 21, 2012, the Company received a Civil Investigation Demand from the Attorney General of the Commonwealth of Massachusetts relating to their investigation of whether the Company and certain of its academic institutions have complied with certain Massachusetts state consumer protection and finance laws.  On July 29, 2013 and January 17, 2014, the Company received follow-up Civil Investigative Demands.  Pursuant to the Civil Investigative Demands, the Attorney General has requested from the Company and certain of its academic institutions documents and detailed information from the time period January 1, 2008 to the present.  The Company has responded to these requests and intends to continue cooperating with the Attorney General’s Office.

Student Loans—At December 31, 2013, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $26.5 million.

Vendor Relationship—The Company is party to two agreements with Snap-on Industrial (“Snap-on”) which expire on June 30, 2014 and December 31, 2014.  The Company has agreed to grant Snap-on exclusive rights to certain automotive campuses to display advertising and supply certain tools with the exception of one pre-existing vendor contract.  The Company earns credits that are redeemable for certain tools and equipment based on the sales to students and to the Company.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $8.9 million at December 31, 2013.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2013, the Company has posted surety bonds in the total amount of approximately $16.9 million.

Index
15.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2013 and 2012 is as follows:

	Quarter
2013	First	Second	Third	Fourth

Revenue	$86,270	$81,751	$88,527	$88,475
(Loss) income from continuing operations	(5,282)	(6,688)	77	(21,866)
Loss from discontinued operations	(2,205)	(2,690)	(2,353)	(10,279)
Net loss	(7,487)	(9,378)	(2,276)	(32,145)
Basic
(Loss) earnings per share from continuing operations	$(0.24)	$(0.30)	$0.00	$(0.97)
Loss per share from discontinued operations	(0.10)	(0.12)	(0.10)	(0.45)
Net loss per share	$(0.33)	$(0.42)	$(0.10)	$(1.42)
Diluted
(Loss) earnings per share from continuing operations	$(0.24)	$(0.30)	$0.00	$(0.97)
Loss per share from discontinued operations	(0.10)	(0.12)	(0.10)	(0.45)
Net loss per share	$(0.33)	$(0.42)	$(0.10)	$(1.42)

Weighted average number of common shares outstanding:
Basic	22,414	22,497	22,528	22,618
Diluted	22,414	22,497	22,811	22,618

	Quarter
2012	First	Second	Third	Fourth

Revenue	$96,242	$91,867	$97,704	$96,962
(Loss) income from continuing operations	(1,571)	(11,064)	2,284	(5,334)
Loss from discontinued operations	(1,484)	(9,644)	(3,768)	(6,605)
Net loss	(3,055)	(20,708)	(1,484)	(11,939)
Basic
(Loss) earnings per share from continuing operations	$(0.07)	$(0.50)	$0.10	$(0.24)
Loss per share from discontinued operations	(0.07)	(0.43)	(0.17)	(0.30)
Net loss per share	$(0.14)	$(0.93)	$(0.07)	$(0.54)
Diluted
(Loss) earnings per share from continuing operations	$(0.07)	$(0.50)	$0.10	$(0.24)
Loss per share from discontinued operations	(0.07)	(0.43)	(0.17)	(0.30)
Net loss per share	$(0.14)	$(0.93)	$(0.07)	$(0.54)

Weighted average number of common shares outstanding:
Basic	22,137	22,183	22,195	22,266
Diluted	22,137	22,183	22,281	22,266

16.	DIVIDENDS

During 2013, 2012 and 2011, the Board of Directors declared cash dividends of $0.28, $0.28 and $0.07 per share of common stock outstanding, respectively.  In February 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which will be paid on March 31, 2014 to shareholders of record on March 14, 2014.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands, continuing and discontinued operations)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2013 Student receivable allowance	$18,829	$15,532	$(19,592)	$14,769
December 31, 2012 Student receivable allowance	$21,858	$21,056	$(24,085)	$18,829
December 31, 2011 Student receivable allowance	$26,993	$30,553	$(35,688)	$21,858