Form 10-Q
period 2014-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2014-05-09
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 6, 2014, there were 24,001,552 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,086	$12,886
Restricted cash	-	54,500
Accounts receivable, less allowance of $13,375 and $13,787 at March 31, 2014 and December 31, 2013, respectively	17,701	16,127
Inventories	2,120	2,269
Prepaid income taxes and income taxes receivable	8,035	8,517
Assets held for sale	6,310	6,310
Prepaid expenses and other current assets	3,257	3,013
Total current assets	44,509	103,622

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $151,643 and $146,795 at March 31, 2014and December 31, 2013, respectively	124,126	127,332

OTHER ASSETS:
Noncurrent receivables, less allowance of $955 and $982 at March 31, 2014 and December 31, 2013, respectively	6,468	6,869
Deferred finance charges	953	1,163
Goodwill	62,465	62,465
Other assets, net	3,537	4,498
Total other assets	73,423	74,995
TOTAL	$242,058	$305,949

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	March 31,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$443	$435
Unearned tuition	31,008	30,195
Accounts payable	9,823	14,603
Accrued expenses	11,984	10,655
Other short-term liabilities	703	693
Total current liabilities	53,961	56,581

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	40,066	89,681
Pension plan liabilities	1,497	1,522
Deferred income taxes, net	4,909	4,528
Accrued rent	7,442	7,695
Other long-term liabilities	709	746
Total liabilities	108,584	160,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2014and December 31, 2013; issued and outstanding: 29,792,688 shares at March 31, 2014and 29,919,761 shares at December 31, 2013	141,377	141,377
Additional paid-in capital	25,109	24,177
Treasury stock at cost - 5,910,541 shares at March 31, 2014 and December 31, 2013	(82,860)	(82,860)
Retained earnings	53,298	66,064
Accumulated other comprehensive loss	(3,450)	(3,562)
Total stockholders' equity	133,474	145,196
TOTAL	$242,058	$305,949

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

REVENUE	$79,967	$86,270
COSTS AND EXPENSES:
Educational services and facilities	42,689	43,573
Selling, general and administrative	46,736	50,020
Gain on sale of assets	(55)	(11)
Impairment of long-lived assets	-	93
Total costs & expenses	89,370	93,675
OPERATING LOSS	(9,403)	(7,405)
OTHER:
Interest income	-	2
Interest expense	(1,316)	(1,092)
Other income	56	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,663)	(8,495)
PROVISION (BENEFIT) FOR INCOME TAXES	431	(3,213)
LOSS FROM CONTINUING OPERATIONS	(11,094)	(5,282)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(2,205)
NET LOSS	$(11,094)	$(7,487)
Basic
Loss per share from continuing operations	$(0.49)	$(0.24)
Loss per share from discontinued operations	-	(0.09)
Net loss per share	$(0.49)	$(0.33)
Diluted
Loss per share from continuing operations	$(0.49)	$(0.24)
Loss per share from discontinued operations	-	(0.09)
Net loss per share	$(0.49)	$(0.33)
Weighted average number of common shares outstanding:
Basic	22,723	22,414
Diluted	22,723	22,414

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(11,094)	$(7,487)
Other comprehensive income
Employee pension plan adjustments, net of taxes	112	150
Comprehensive loss	$(10,982)	$(7,337)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2014	29,919,761	$141,377	$24,177	$(82,860)	$66,064	$(3,562)	$145,196
Net loss	-	-	-	-	(11,094)	-	(11,094)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	112	112
Stock-based compensation expense
Restricted stock	(111,864)	-	970	-	-	-	970
Stock options	-	-	27	-	-	-	27
Net share settlement for equity-based compensation	(15,209)	-	(65)	-	-	-	(65)
Cash dividend of $0.07 per common share	-	-	-	-	(1,672)	-	(1,672)
BALANCE - March 31, 2014	29,792,688	$141,377	$25,109	$(82,860)	$53,298	$(3,450)	$133,474

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,094)	$(7,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,064	5,972
Amortization of deferred finance charges	210	69
Deferred income taxes	381	(664)
Gain on disposition of assets	(55)	(11)
Impairment of long-lived assets	-	1,726
Fixed asset donation	(39)	-
Provision for doubtful accounts	3,118	3,528
Stock-based compensation expense	997	1,280
Deferred rent	(137)	(68)
(Increase) decrease in assets:
Accounts receivable	(4,291)	(2,332)
Inventories	149	(19)
Prepaid income taxes and income taxes receivable	482	(3,821)
Prepaid expenses and current assets	(264)	(140)
Other assets	95	(365)
Increase (decrease) in liabilities:
Accounts payable	(5,082)	(1,423)
Accrued expenses	1,213	1,802
Pension plan liabilities	112	(284)
Unearned tuition	813	(2,070)
Other liabilities	(52)	88
Total adjustments	2,714	3,268
Net cash used in operating activities	(8,380)	(4,219)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(637)	(591)
Proceeds from sale of property and equipment	61	17
Net cash used in investing activities	(576)	(574)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(54,500)	(37,500)
Reclassifications of payments of borrowings from restricted cash	54,500	-
Proceeds from borrowings	5,000	-
Net share settlement for equity-based compensation	(65)	(368)
Dividends paid	(1,672)	(1,656)
Principal payments under capital lease obligations	(107)	(102)
Net cash provided by (used in) financing activities	3,156	(39,626)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,800)	(44,419)
CASH AND CASH EQUIVALENTS—Beginning of period	12,886	61,708
CASH AND CASH EQUIVALENTS—End of period	$7,086	$17,289

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,083	$942
Income taxes	$1	$133
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$855	$311

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and Subsidiaries (the “Company”) is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults career-oriented programs in five areas of study: Automotive Technology, Health Sciences, Skilled Trades, Hospitality Services and Business and Information Technology. The Company currently has 33 campuses and five training sites in 15 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2013 consolidated financial statements of the Company, reflect all adjustments, consisting of normal recurring adjustments, including impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

New Accounting Pronouncements –In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not materially impact the presentation of the Company’s financial condition, results of operation and disclosures.

Stock-Based Compensation – The Company measures the value of stock options on the grant date at fair value, using the Black-Scholes option valuation model.  The Company amortizes the fair value of stock options, net of estimated forfeitures, utilizing straight-line amortization of compensation expense over the requisite service period of the grant.

The Company measures the value of service and performance-based restricted stock on the fair value of a share of common stock on the date of the grant. The Company amortizes the fair value of service-based restricted stock utilizing straight-line amortization of compensation expense over the requisite service period of the grant.

The Company amortizes the fair value of the performance-based restricted stock based on the determination of the probable outcome of the performance condition.  If the performance condition is expected to be met, then the Company amortizes the fair value of the number of shares expected to vest utilizing straight-line basis over the requisite performance period of the grant.  However, if the associated performance condition is not expected to be met, then the Company does not recognize the stock-based compensation expense.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

Index
In accordance with ASC 740, the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, the Company’s assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause the Company’s income tax provision to vary significantly among financial reporting periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2014 and 2013, the interest and penalties expense associated with uncertain tax positions did not materially impact the Company’s results of operations or financial position.

2.            WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic shares outstanding	22,722,721	22,413,699
Dilutive effect of stock options	-	-
Diluted shares outstanding	22,722,721	22,413,699

For the three months ended March 31, 2014 and 2013 options to acquire 177,392 and 221,705 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the three months ended March 31, 2014 and 2013, options to acquire 61,918 and 144,471 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In 2011 and 2013, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of March 31, 2014, these performance conditions were not met.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 386,063 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2014, and 100,602 shares have been excluded for the three months ended March 31, 2013.  Refer to Note 6 for more information on performance shares.

3.                   DISCONTINUED OPERATIONS

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

The results of operations at these five campuses for the three months ended March 31, 2013 was as follows (in thousands):

Three Months Ended March 31,
2013
Revenue	$3,813
Operating expenses	7,482
Operating loss	$(3,669)

Amounts include impairments of goodwill and long-lived assets for these campuses of $1.6 million for the three months ended March 31, 2013.

Index
4.            GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There was no long-lived asset impairment during the three months ended March 31, 2014.  The Company concluded as of March 31, 2013, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at two of the Company’s campuses.  Long-lived assets had been tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.7 million (of which $1.6 million is included in discontinued operations) for leasehold improvements as of March 31, 2013.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that at March 31, 2014 and 2013 there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at March 31, 2014 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2014	$117,176	$(54,711)	$62,465
Adjustments	-	-	-
Balance as of March 31, 2014	$117,176	$(54,711)	$62,465

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2013	$180	$335	$1,166	$1,124	$200	$3,005
Adjustments	-	-	-	-	-	-
Gross carrying amount at March 31, 2014	180	335	1,166	1,124	200	3,005

Accumulated amortization at December 31, 2013	-	228	-	828	68	1,124
Amortization	-	12	-	28	10	50
Accumulated amortization at March 31, 2014	-	240	-	856	78	1,174

Net carrying amount at March 31, 2014	$180	$95	$1,166	$268	$122	$1,831

Weighted average amortization period (years)	Indefinite	7	Indefinite	9	5

Amortization of intangible assets was approximately $0.1 million for each of the three months ended March 31, 2014 and 2013.

Index
The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2014	$151
2015	156
2016	112
2017	46
2018	19
Thereafter	1

$485

5.            LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31,	December 31,
	2014	2013
Credit agreement (a)	$5,000	$54,500
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	25,837	25,944
	40,509	90,116
Less current maturities	(443)	(435)
	$40,066	$89,681

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

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Under the terms of the Credit Agreement, effective January 16, 2014, this amount was reduced to $40 million.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries including real estate.  The term of the Credit Facility is 36 months, maturing on April 5, 2015.

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

Amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Pursuant to the Credit Agreement, the margin interest rate is subject to adjustment within a range of 2.50% to 6.00% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

At March 31, 2014, the Company had outstanding letters of credit aggregating $5.3 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

Index
The Credit Agreement contains representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of March 31, 2014 the Company is in compliance with all financial covenants.

As of March 31, 2014 the Company borrowed $5.0 million under the Credit Facility.  The interest rates on these borrowings were 7.25%.  The Company had $54.5 million outstanding under the Credit Agreement as of December 31, 2013 which was repaid on January 3, 2014.  The interest rate on this borrowing was 7.25%.

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

Scheduled maturities of long-term debt and lease obligations at March 31, 2014 are as follows:

Year ending December 31,
2014	$443
2015	5,480
2016	10,301
2017	763
2018	826
Thereafter	22,696
$40,509

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

Index
For the three months ended March 31, 2014 and 2013, the Company completed a net share settlement for 15,209 and 56,635 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2014 and/or 2013, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of approximately $0.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2013	1,247,946	$6.77
Canceled	(111,864)	9.99
Vested	(36,423)	15.32

Nonvested restricted stock outstanding at March 31, 2014	1,099,659	6.16

The restricted stock expense for the three months ended March 31, 2014 and 2013 was $1.0 million and $1.2 million, respectively. The unrecognized restricted stock expense as of March 31, 2014 and December 31, 2013 was $5.3 million and $6.8 million, respectively.  As of March 31, 2014, outstanding restricted shares under the LTIP had aggregate intrinsic value of $4.1 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	547,125	$14.73	4.56 years	$-
Canceled	(21,500)	13.21		-

Outstanding at March 31, 2014	525,625	14.80	4.32 years	-

Vested or expected to vest	516,493	14.92	4.25 years	-

Exercisable as of March 31, 2014	479,965	15.46	3.97 years	-

As of March 31, 2014, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.1 million.  This amount will be expensed over the weighted-average period of approximately 0.92 years.

Index
The following table presents a summary of stock options outstanding:

	At March 31, 2014
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	244,792	5.87	$9.63	199,132	$10.05
$14.00-$19.99	182,333	3.11	17.67	182,333	17.67
$20.00-$25.00	98,500	2.70	22.32	98,500	22.32

	525,625	4.32	14.80	479,965	15.46

7.            INCOME TAXES

The provision for income taxes for the three months ended March 31, 2014 was $0.4 million, or (4.0%) of pretax loss, compared to a benefit for income taxes of $3.2 million, or 37.8%, of pretax loss for the quarter ended March 31, 2013.  No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense for the three months ended March 31, 2014 resulted from an increase in deferred tax liabilities associated with indefinite-lived intangible assets and various state tax expenses.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company has provided a valuation allowance on its net deferred tax assets.

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

9.            PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering some of the Company’s employees who were employed by the Company prior to 1995.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994.  The total amount of the Company’s contributions paid under its pension plan was zero for the three months ended March 31, 2014 and $0.3 million for the three months ended March 31, 2013.  The net periodic benefit cost was $0.1 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

10.              DIVIDENDS

In March 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on March 31, 2014 to shareholders of record on March 14, 2014.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

Index
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements filed on this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2013, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2013.

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults career-oriented programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of March 31, 2014, we enrolled 14,311 students in diploma and degree programs and 247 in short programs at our 33 campuses and five training sites in 15 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

The results of operations at these five campuses for the three months ended March 31, 2013 was as follows (in thousands):

Three Months Ended March 31,
2013
Revenue	$3,813
Operating expenses	7,482
Operating loss	$(3,669)

Amounts include impairments of goodwill and long-lived assets for these campuses of $1.6 million for the three months ended March 31, 2013.

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

Our bad debt expense as a percentage of revenue for the three months ended March 31, 2014 and 2013 was 3.9% and 4.0%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2014 and 2013 would have resulted in an increase in bad debt expense of $0.8 million and $0.9 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2014, goodwill represented approximately $62.5 million, or 25.8%, of our total assets.

There was no goodwill impairment during the three months ended March 31, 2014 and 2013.

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

Index
We review long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There was no long-lived asset impairment during the three months ended March 31, 2014.  We concluded as of March 31, 2013, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at two of our campus.  Long lived assets had been tested at these campuses as a result of certain financial indicators such as our history of losses, our current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.7 million (of which $1.6 million is included in discontinued operations) for leasehold improvements as of March 31, 2013.

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial information as compared to target financial achievements and key performance objectives.  Although our recorded liability for bonuses is based on our best estimate of the obligation, actual results could differ and require adjustment of the recorded balance.

Income taxes. We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.  On the basis of this evaluation the realization of our deferred tax assets was not deemed to be more likely than not and thus we have provided a valuation allowance on our net deferred tax assets.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2014 and 2013, the interest and penalties expense associated with uncertain tax positions did not materially impact our results of operations or financial position.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	53.4%	50.5%
Selling, general and administrative	58.4%	58.0%
Impairment of goodwill and long-lived assets	0.0%	0.1%
Total costs and expenses	111.8%	108.6%
Operating loss	-11.8%	-8.6%
Interest expense, net	-1.6%	-1.2%
Loss from continuing opeartions before income taxes	-13.4%	-9.8%
Provision (benefit) for income taxes	0.5%	-3.7%
Loss from continuing operations	-13.9%	-6.1%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2014

Revenue.   Revenue decreased by $6.3 million, or 7.3%, to $80.0 million for the quarter ended March 31, 2014 from $86.3 million for the quarter ended March 31, 2013.   The decrease was primarily attributable to a 9.0% decrease in average student population, which decreased to 14,165 for the quarter ended March 31, 2014 from 15,569 for the quarter ended March 31, 2013, partially offset by a 1.9% increase in average revenue per student. We began 2014 with approximately 1,800, or 11.4%, fewer students than we had on January 1, 2013.

The average student population was negatively impacted by regulatory changes under the Appropriations Act, Public Law 112-74, which eliminated our ability to enroll ATB students as well as our decision in early 2013 to stop enrolling fully online students.  These factors have led to a significant decline in average student population.

Average revenue per student increased 1.9% for the quarter ended March 31, 2014 from the quarter ended March 31, 2013, primarily as a result of tuition increases and improved student retention. For a general discussion of trends in our student enrollment, see “- Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $0.9 million, or 2.0%, to $42.7 million for the quarter ended March 31, 2014 from $43.6 million for the quarter ended March 31, 2013.  This decrease in educational services and facilities expense was due to a $1.4 million, or 6.3%, decrease in instructional expenses, partially offset by a $0.6 million, or 1.1%, increase in facilities expenses.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower student population.  The increase in facilities expenses was primarily due to increases in building maintenance, commercial property insurance and utility expenses for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.

Our educational expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 53.4% for the quarter ended March 31, 2014 from 50.5% for the quarter ended March 31, 2013.

Selling, general and administrative expense.    Our selling, general and administrative expense for the quarter ended March 31, 2014 was $46.7 million, a decrease of $3.3 million, or 6.6%, from $50.0 million for the quarter ended March 31, 2013.  This decrease was primarily due to a $2.3 million, or 8.2%, decrease in administrative expenses and a $0.9 million, or 5.0%, decrease in sales and marketing expenses.

Index
The decrease in administrative expenses was primarily due to a $1.4 million decreased in compensation and benefits and a $0.3 million reduction in bad debt expense.

Bad debt expense as a percentage of revenue for the quarter ended March 31, 2014 was 3.9% essentially flat with the quarter ended March 31, 2013.

The decrease in sales and marketing expenses was primarily due to a reduction in marketing expenses as well as a reduction in the number of admissions representatives as we aligned our cost structure to our student population.

As a percentage of revenues, selling, general and administrative expense for the quarter ended March 31, 2014 increased to 58.4% from 58.0% for the quarter ended March 31, 2013.

As of March 31, 2014, we had outstanding loan commitments to our students of $33.7 million as compared to $36.5 million at December 31, 2013.  Loan commitments, net of interest that would be due on the loans through maturity, were $23.9 million at March 31, 2014 as compared to $26.5 million at December 31, 2013.

Net interest expense.    Our net interest expense for the quarter ended March 31, 2014 was $1.3 million, an increase of $0.2 million, from $1.1 million for the quarter ended March 31, 2013.  This increase was attributable to an increase in outstanding borrowings under our Credit Facility (as defined below).

Income taxes.    Our provision for income taxes for the quarter ended March 31, 2014 was $0.4 million, or (4.0%) of pretax loss, compared to a benefit for income taxes of $3.2 million, or 37.8%, of pretax loss for the quarter ended March 31, 2013.  No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense for the quarter ended March 31, 2014 resulted from an increase in deferred tax liabilities associated with indefinite-lived intangible assets and various state tax expenses.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by us in recent years.  On the basis of this evaluation the realization of our deferred tax assets was not deemed to be more likely than not and thus we have provided a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility.

Index
The following chart summarizes the principal elements of our cash flows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net cash used in operating activities	$(8,380)	$(4,219)
Net cash used in investing activities	(576)	(574)
Net cash provided by (used in) financing activities	3,156	(39,626)

As of March 31, 2014, we had cash and cash equivalents of $7.1 million, representing a decrease of approximately $5.8 million as compared to $12.9 million of cash and cash equivalents as of December 31, 2013.  This decrease is primarily due a net loss during the quarter ended March 31, 2014 of $11.1 million partially offset by $5.0 million of borrowings under our Credit Facility during the first quarter of 2014.  In addition, we repaid $54.5 million of borrowings under our Credit Facility in the first quarter of 2014 which was included in restricted cash as of December 31, 2013.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  We currently anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our Credit Facility.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our Credit Facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. As of March 31, 2014, we had $5.0 million outstanding under our Credit Agreement.  As of March 31, 2014, we had outstanding letters of credit aggregating $5.3 million, which primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2013. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Operating Activities

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2014 as compared to $4.2 million for three months ended March 31, 2013.  The $4.2 million decrease in net cash primarily resulted from a reduction in net income and other working capital items.

Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2014 was $0.6 million essentially flat compared to the quarter ended March 31, 2013. Our primary use of cash in investing activities was capital expenditures.

Capital expenditures are expected to approximate 1% to 3% of revenues in 2014 as compared to 1.9% in 2013.  We expect to fund these capital expenditures with cash generated from operating activities and, if necessary, with borrowings under our credit facility.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Cincinnati (Tri-County), Ohio; Suffield, Connecticut; and Denver, Colorado.  Our Cincinnati (Tri-County), Ohio and Suffield, Connecticut locations are held for sale.  Although our current growth strategy is to continue our organic growth, strategic acquisitions of operations will be considered. To the extent that these potential strategic acquisitions are large enough to require financing beyond available cash from operations and borrowings under our Credit Facility, we may incur additional debt and/or issue additional debt or equity securities.

Index
Financing Activities

Net cash provided by financing activities was $3.2 million for the quarter ended March 31, 2014, as compared to net cash used in financing activities of $39.6 million for the quarter ended March 31, 2013. The increase of $42.8 million was primarily attributable to $5.0 of net proceeds from borrowing for the quarter ended March 31, 2014 as compared to net payments on borrowings of $37.5 million for the quarter ended March 31, 2013.

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

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Under the terms of the Credit Agreement, effective January 16, 2014, this amount was reduced to $40 million.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of our and our subsidiaries’ the tangible and intangible assets of the Company and its subsidiaries including real estate.  The term of the Credit Facility is 36 months, maturing on April 5, 2015.

The Credit Agreement provides that the lenders will receive first priority lien on substantially all of our tangible and intangible non-real property assets of our and our subsidiaries as well as a first priority lien on substantially all real property owned by us and our subsidiaries and that all net proceeds of future sales of real property by our and our subsidiaries be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.

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

The Credit Agreement contains representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of March 31, 2014 we are in compliance with all financial covenants.

The following table sets forth our long-term debt (in thousands):

	March 31,	December 31,
	2014	2013
Credit agreement	$5,000	$54,500
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	25,837	25,944
	40,509	90,116
Less current maturities	(443)	(435)
	$40,066	$89,681

We believe that our working capital, cash flows from operations and borrowings available from our Credit Facility will provide us with adequate resources for our ongoing operations through 2014 as well as our currently identified and planned capital expenditures.

Index
Contractual Obligations

Long-term Debt.  As of March 31, 2014, our long-term debt consisted of borrowings under our Credit Facility, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$5,000	$-	$5,000	$-	$-
Capital leases (including interest)	49,413	2,494	5,096	5,356	36,467
Operating leases	114,218	20,908	33,762	27,660	31,888
Rent on finance obligation	4,300	1,564	2,736	-	-
Total contractual cash obligations	$172,931	$24,966	$46,594	$33,016	$68,355

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014, except for our letters of credit of $5.3 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

On March 25, 2014, the DOE published a Notice of Proposed Rulemaking in the Federal Register containing a proposed gainful employment regulation that would apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation.  Such educational programs include all of the Title IV-eligible educational programs at each of our institutions.

The proposed regulation would require each educational program to achieve threshold rates in three debt measure categories related to an annual debt to annual earnings ratio, an annual debt to discretionary income ratio, and a program cohort default rate. The various formulas are calculated under complex methodologies and definitions outlined in the draft regulatory language and, in some cases, are based on data that may not be readily accessible to institutions.  The draft language outlines various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years.  The draft language also requires an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year.  In addition, the proposed regulation would impose extensive reporting and disclosure obligations on institutions offering gainful employment programs.

The comment period runs through May 27, 2014, after which the DOE will consider revisions to the proposed regulation.  The DOE will then prepare and publish final regulations.  The draft regulatory language discussed above is not final and is subject to change by the DOE. Accordingly, we cannot predict the ultimate content of any new regulations that may emerge or the potential impact of such regulations on us or our institutions.  New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations might have an earlier or later effective date.  The implementation of new gainful employment regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

The DOE also announced additional topics that will be considered for new regulations by negotiated rulemaking committees beginning in February 2014. The topics under discussion are expected to include, but may not be limited to, the following: clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; cash management of funds provided under the Title IV Federal student aid programs, including the handling of the use of debit cards and the handling of credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a state; and the definition of "adverse credit" for borrowers of certain loans. Another committee met during sessions beginning in January 2014 and addressing topics related to the scope of campus crime statistics that Title IV participating institutions are required to distribute to current and prospective students and employees.

Index
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

The continued deterioration in our student population produced negative operating margins in 2013 and the first quarter of 2014.  While we experienced negative margins we expect that this will reverse in the near future.  Until that does occur we anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and borrowings under our Credit Facility.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a Credit Agreement with a syndicate of banks.  Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 7.25% (as calculated in the credit agreement) as of March 31, 2014.  As of March 31, 2014, we had $5.0 million outstanding under our credit agreement.

Our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

Based on our outstanding debt balance as of March 31, 2014, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.1 million, or less than $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Index
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

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 9, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Index
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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 9, 2013	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)