Form 10-Q
period 2014-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2014-08-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 6, 2014, there were 24,099,629 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,759	$12,886
Restricted cash	-	54,500
Accounts receivable, less allowance of $13,738 and $13,787 at June 30, 2014 and December 31, 2013, respectively	18,569	16,127
Inventories	2,193	2,269
Prepaid income taxes and income taxes receivable	8,010	8,517
Assets held for sale	6,310	6,310
Prepaid expenses and other current assets	4,088	3,013
Total current assets	45,929	103,622

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $156,373 and $146,795 at June 30, 2014 and December 31, 2013, respectively	121,282	127,332

OTHER ASSETS:
Noncurrent receivables, less allowance of $988 and $982 at June 30, 2014 and December 31, 2013, respectively	6,668	6,869
Deferred finance charges	191	1,163
Goodwill	62,465	62,465
Other assets, net	3,624	4,498
Total other assets	72,948	74,995
TOTAL	$240,159	$305,949

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	June 30,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and lease obligations	$15,452	$435
Unearned tuition	27,597	30,195
Accounts payable	11,097	14,603
Accrued expenses	14,781	10,655
Other short-term liabilities	830	693
Total current liabilities	69,757	56,581

NONCURRENT LIABILITIES:
Long-term debt and lease obligations, net of current portion	34,950	89,681
Pension plan liabilities	1,278	1,522
Deferred income taxes, net	5,290	4,528
Accrued rent	7,250	7,695
Other long-term liabilities	670	746
Total liabilities	119,195	160,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, no par value - authorized: 100,000,000 shares at June 30, 2014 and December 31, 2013; issued and outstanding: 30,010,170 shares at June 30, 2014 and 29,919,761 shares at December 31, 2013	141,377	141,377
Additional paid-in capital	25,769	24,177
Treasury stock at cost - 5,910,541 shares at June 30, 2014 and December 31, 2013	(82,860)	(82,860)
Retained earnings	40,015	66,064
Accumulated other comprehensive loss	(3,337)	(3,562)
Total stockholders' equity	120,964	145,196
TOTAL	$240,159	$305,949

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUE	$77,152	$81,751	$157,119	$168,021
COSTS AND EXPENSES:
Educational services and facilities	41,544	42,398	84,233	85,971
Selling, general and administrative	45,617	45,640	92,354	95,660
Gain on sale of assets	(6)	(196)	(61)	(207)
Impairment of goodwill and long-lived assets	-	3,815	-	3,908
Total costs & expenses	87,155	91,657	176,526	185,332
OPERATING LOSS	(10,003)	(9,906)	(19,407)	(17,311)
OTHER:
Interest income	16	15	72	17
Interest expense	(1,178)	(1,202)	(2,494)	(2,294)
Other income	-	18	-	18
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,165)	(11,075)	(21,829)	(19,570)
PROVISION (BENEFIT) FOR INCOME TAXES	431	(4,387)	862	(7,599)
LOSS FROM CONTINUING OPERATIONS	(11,596)	(6,688)	(22,691)	(11,971)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(2,690)	-	(4,894)
NET LOSS	$(11,596)	$(9,378)	$(22,691)	$(16,865)
Basic
Loss per share from continuing operations	$(0.51)	$(0.30)	$(1.00)	$(0.53)
Loss per share from discontinued operations	-	(0.12)	-	(0.22)
Net loss per share	$(0.51)	$(0.42)	$(1.00)	$(0.75)
Diluted
Loss per share from continuing operations	$(0.51)	$(0.30)	$(1.00)	$(0.53)
Loss per share from discontinued operations	-	(0.12)	-	(0.22)
Net loss per share	$(0.51)	$(0.42)	$(1.00)	$(0.75)
Weighted average number of common shares outstanding:
Basic	22,800	22,497	22,762	22,456
Diluted	22,800	22,497	22,762	22,456

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(11,596)	$(9,378)	$(22,691)	$(16,865)
Other comprehensive income
Employee pension plan adjustments, net of taxes	113	150	225	300
Comprehensive loss	$(11,483)	$(9,228)	$(22,466)	$(16,565)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2014	29,919,761	$141,377	$24,177	$(82,860)	$66,064	$(3,562)	$145,196
Net loss	-	-	-	-	(22,691)	-	(22,691)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	225	225
Stock-based compensation expense
Restricted stock	118,091	-	1,652	-	-	-	1,652
Stock options	-	-	52	-	-	-	52
Net share settlement for equity-based compensation	(27,682)	-	(112)	-	-	-	(112)
Cash dividend of $0.14 per common share	-	-	-	-	(3,358)	-	(3,358)
BALANCE - June 30, 2014	30,010,170	$141,377	$25,769	$(82,860)	$40,015	$(3,337)	$120,964

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,691)	$(16,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,031	11,637
Amortization of deferred finance charges	412	246
Deferred income taxes	762	(1,514)
Gain on disposition of assets	(61)	(207)
Impairment of long-lived assets	-	6,194
Fixed asset donation	(51)	(16)
Provision for doubtful accounts	7,491	7,546
Stock-based compensation expense	1,704	2,361
Deferred rent	(330)	(150)
(Increase) decrease in assets:
Accounts receivable	(9,732)	(10,668)
Inventories	76	(273)
Prepaid income taxes and income taxes receivable	507	(9,458)
Prepaid expenses and current assets	(1,110)	132
Other assets	518	(411)
Increase (decrease) in liabilities:
Accounts payable	(3,880)	(3,597)
Accrued expenses	4,011	5,642
Pension plan liabilities	(90)	(478)
Unearned tuition	(2,598)	(4,734)
Other liabilities	132	341
Total adjustments	7,792	2,593
Net cash used in operating activities	(14,899)	(14,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,611)	(1,871)
Proceeds from sale of property and equipment	67	251
Net cash used in investing activities	(2,544)	(1,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(54,500)	(37,500)
Reclassifications of payments of borrowings from restricted cash	54,500	-
Proceeds from borrowings	15,000	-
Net share settlement for equity-based compensation	(112)	(389)
Dividends paid	(3,358)	(3,342)
Payment of deferred finance fees	-	(112)
Principal payments under capital lease obligations	(214)	(207)
Net cash provided by (used in) financing activities	11,316	(41,550)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,127)	(57,442)
CASH AND CASH EQUIVALENTS—Beginning of period	12,886	61,708
CASH AND CASH EQUIVALENTS—End of period	$6,759	$4,266

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended
	June 30,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,063	$1,970
Income taxes	$118	$375
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$867	$-

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and Subsidiaries (the “Company”) is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults career-oriented programs in five areas of study: Automotive Technology, Health Sciences, Skilled Trades, Hospitality Services and Business and Information Technology. The Company currently has 31 campuses and five training sites in 15 states across the United States.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2013 consolidated financial statements of the Company, reflect all adjustments, consisting of normal recurring adjustments, including impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

In April 2014, FASB issued amended guidance on the use and presentation of discontinued operations in an entity's consolidated financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance becomes effective on January 1, 2015. Adoption is on a prospective basis.

In May 2014, FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2014 and 2013, the interest and penalties expense associated with uncertain tax positions did not materially impact the Company’s results of operations or financial position.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic shares outstanding	22,800,471	22,497,013	22,761,811	22,455,586
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	22,800,471	22,497,013	22,761,811	22,455,586

For the three months ended June 30, 2014 and 2013, options to acquire 55,144 and 199,569 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the six months ended June 30, 2014 and 2013, options to acquire 116,053 and 210,407 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the three and six months ended June 30, 2014 and 2013, options to acquire 485,625 and 803,775 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In 2011 and 2013, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of June 30, 2014, these performance conditions were not met.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 418,408 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014, and 448,737 shares have been excluded for the three and six months ended June 30, 2013.  Refer to Note 6 for more information on performance shares.

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

Index

The results of operations at these five campuses for the three and six months ended June 30, 2013 was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Revenue	$3,466	$7,279
Operating expenses	7,942	15,424
Operating loss	$(4,476)	$(8,145)

Amounts include impairments of goodwill and long-lived assets for these campuses of $0.7 million and $2.3 million for the three and six months ended June 30, 2013, respectively.

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There was no long-lived asset impairment during the three and six months ended June 30, 2014.  The Company concluded as of June 30, 2013, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at two of the Company’s campuses.  Long-lived assets had been tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.4 million (of which $0.7 million is included in discontinued operations) and $1.7 million (of which $1.6 million is included in discontinued operations) for leasehold improvements as of June 30, 2013 and March 31, 2013, respectively.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that at June 30, 2014 there was no indicator of potential impairment for reporting units with goodwill and, accordingly, the Company did not test goodwill for impairment.

As of June 30, 2013, the Company concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill for impairment.  The test indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

The carrying amount of goodwill at June 30, 2014 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2014	$117,176	$(54,711)	$62,465
Adjustments	-	-	-
Balance as of June 30, 2014	$117,176	$(54,711)	$62,465

Index
Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2013	$180	$335	$1,166	$1,124	$200	$3,005
Adjustments	-	-	-	-	-	-
Gross carrying amount at June 30, 2014	180	335	1,166	1,124	200	3,005

Accumulated amortization at December 31, 2013	-	228	-	828	68	1,124
Amortization	-	25	-	56	20	101
Accumulated amortization at June 30, 2014	-	253	-	884	88	1,225

Net carrying amount at June 30, 2014	$180	$82	$1,166	$240	$112	$1,780

Weighted average amortization period (years)	Indefinite	7	Indefinite	9	5

Amortization of intangible assets was approximately $0.1 million for each of the three and six months ended June 30, 2014 and 2013.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2014	$100
2015	156
2016	112
2017	46
2018	19
Thereafter	1

$434

5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30,	December 31,
	2014	2013
Credit agreement (a)	$15,000	$54,500
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	25,730	25,944
	50,402	90,116
Less current maturities	(15,452)	(435)
	$34,950	$89,681

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

Index
As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Under the terms of the Credit Agreement, amended January 16, 2014, this amount was reduced to $40 million.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit.   The original term of the Credit Facility is 36 months, maturing on April 5, 2015.

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

At June 30, 2014, the Company had outstanding letters of credit aggregating $5.3 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

The Credit Agreement contains representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of June 30, 2014 the Company is in compliance with all financial covenants.

As of June 30, 2014 the Company borrowed $15.0 million under the Credit Facility.  The interest rates on these borrowings ranged from 6.25% to 7.25%.  The Company had $54.5 million outstanding under the Credit Agreement as of December 31, 2013 which was repaid on January 3, 2014.  The interest rate on this borrowing was 7.25%.

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

Scheduled maturities of long-term debt and lease obligations at June 30, 2014 are as follows:

Year ending December 31,
2014	$15,452
2015	490
2016	10,360
2017	778
2018	843
Thereafter	22,479
$50,402

Index
6.	STOCKHOLDERS’ EQUITY

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

On June 2, 2014, performance-based shares were granted which vest over three years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2015 and ending December 31, 2017 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2015 through 2017.  There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares.

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

For the six months ended June 30, 2014 and 2013, the Company completed a net share settlement for 27,682 and 60,552 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2014 and/or 2013, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of approximately $0.1 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2013	1,247,946	$6.77
Granted	229,955	3.83
Canceled	(111,864)	9.99
Vested	(156,694)	4.52

Nonvested restricted stock outstanding at June 30, 2014	1,209,343	5.81

Index
The restricted stock expense for the three months ended June 30, 2014 and 2013 was $0.7 million and $1.0 million, respectively. The restricted stock expense for the six months ended June 30, 2014 and 2013 was $1.7 million and $2.3 million, respectively. The unrecognized restricted stock expense as of June 30, 2014 and December 31, 2013 was $5.5 million and $6.8 million, respectively.  As of June 30, 2014, outstanding restricted shares under the LTIP had aggregate intrinsic value of $5.4 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	547,125	$14.73	4.56 years	$-
Canceled	(61,500)	20.88		-

Outstanding at June 30, 2014	485,625	13.96	4.41 years	-

Vested or expected to vest	476,493	14.08	4.34 years	-

Exercisable as of June 30, 2014	439,965	14.60	4.07 years	-

As of June 30, 2014, the unrecognized pre-tax compensation expense for all unvested stock option awards was $0.1 million.  This amount will be expensed over the weighted-average period of approximately 0.67 years.

The following table presents a summary of stock options outstanding:

	At June 30, 2014
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	244,792	5.62	$9.63	199,132	$10.05
$14.00-$19.99	182,333	2.86	17.67	182,333	17.67
$20.00-$25.00	58,500	4.17	20.48	58,500	20.48
	485,625	4.41	13.96	439,965	14.60

7.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2014 was $0.4 million, or (3.9%) of pretax loss, compared to a benefit for income taxes of $4.4 million, or 39.6%, of pretax loss for the quarter ended June 30, 2013.  The provision for income taxes for the six months ended June 30, 2014 was $0.9 million, or (3.9%) of pretax loss, compared to a benefit for income taxes of $7.6 million, or 38.8%, of pretax loss for the six months ended June 30, 2013.  No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense for the three and six months ended June 30, 2014 resulted from an increase in deferred tax liabilities associated with indefinite-lived intangible assets and various state tax expenses.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a valuation allowance on its net deferred tax assets as of June 30, 2014.

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

The Company sponsors a noncontributory defined benefit pension plan covering some of the Company’s employees who were employed by the Company prior to 1995.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994.  The total amount of the Company’s contributions paid under its pension plan was $0.1 million for the six months ended June 30, 2014 and $0.5 million for the six months ended June 30, 2013.

10.	DIVIDENDS

In May 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock outstanding, which was paid on June 30, 2014 to shareholders of record on June 13, 2014.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults career-oriented programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of June 30, 2014, we enrolled 13,648 students in diploma and degree programs and 150 in short programs at our 31 campuses and five training sites in 15 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

The results of operations at these five campuses for the three and six months ended June 30, 2013 was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Revenue	$3,466	$7,279
Operating expenses	7,942	15,424
Operating loss	$(4,476)	$(8,145)

Amounts include impairments of goodwill and long-lived assets for these campuses of $0.7 million and $2.3 million for the three and six months ended June 30, 2013, respectively.

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

Our bad debt expense as a percentage of revenue for the three months ended June 30, 2014 and 2013 was 5.7% and 3.3%, respectively.  Our bad debt expense as a percentage of revenue for the six months ended June 30, 2014 and 2013 was 4.8% and 3.7%, respectively.  Bad debt was negatively impacted for the three and six months ended June 30, 2014 by slower than normal collections due to our emphasis on accelerating the packaging of third quarter starts. Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the six months ended June 30, 2014 and 2013 would have resulted in an increase in bad debt expense of $1.6 million and $1.7 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of June 30, 2014, goodwill represented approximately $62.5 million, or 26.0%, of our total assets.

There was no goodwill impairment during the three and six months ended June 30, 2014.  As of June 30, 2013, we concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

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

There was no long-lived asset impairment during the three and six months ended June 30, 2014.  We concluded as of June 30, 2013 and March 31, 2013, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at four and two of our campuses, respectively.  Long lived assets had been tested at these campuses as a result of certain financial indicators such as our history of losses, our current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.4 million (of which $0.7 million is included in discontinued operations) and $1.7 million (of which $1.6 million is included in discontinued operations) for leasehold improvements as of June 30, 2013 and March 31, 2013, respectively.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2014 and 2013, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	53.8%	51.9%	53.6%	51.2%
Selling, general and administrative	59.1%	55.8%	58.8%	56.9%
Gain on sale of assets	0.0%	-0.3%	0.0%	-0.2%
Impairment of goodwill and long-lived assets	0.0%	4.7%	0.0%	2.3%
Total costs and expenses	112.9%	112.1%	112.4%	110.2%
Operating loss	-12.9%	-12.1%	-12.4%	-10.2%
Interest expense, net	-1.5%	-1.5%	-1.5%	-1.4%
Loss from continuing opeartions before income taxes	-14.4%	-13.6%	-13.9%	-11.6%
Provision (benefit) for income taxes	0.6%	-5.4%	0.5%	-4.5%
Loss from continuing operations	-15.0%	-8.2%	-14.4%	-7.1%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue.   Revenue decreased by $4.6 million, or 5.6%, to $77.2 million for the quarter ended June 30, 2014 from $81.8 million for the quarter ended June 30, 2013.  The decrease was primarily attributable to a 4.8% decrease in average student population, which decreased to 13,803 for the quarter ended June 30, 2014 from 14,500 for the quarter ended June 30, 2013 and a 0.9% decrease in average revenue per student.  We began 2014 with approximately 1,800 or 11.4%, fewer students than we had on January 1, 2013.

Average revenue per student decreased 0.9% for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 primarily due to an increase in institutional scholarships. For a general discussion of trends in our student enrollment, see “- Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $0.9 million, or 2.0%, to $41.5 million for the quarter ended June 30, 2014 from $42.4 million for the quarter ended June 30, 2013.  This decrease in educational services and facilities expense was primarily due to a $0.5 million, or 2.3%, decrease in instructional expenses and a $0.3 million, or 7.4%, decrease in books and tools expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower average student population. The decrease in books and tools expense is also attributable to the decrease in average student population of approximately 700 students for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.

Our educational expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 53.8% for the quarter ended June 30, 2014 from 51.9% for the quarter ended June 30, 2013.

Selling, general and administrative expense.    Our selling, general and administrative expense for the quarter ended June 30, 2014 was $45.6 million, essentially flat compared to the quarter ended June 30, 2013.  The administrative expenses portion of selling, general and administrative expense increased by $0.3 million, or 1.3% which was offset by a decrease of $0.3 million, or 1.7%, in sales and marketing expenses.

The increase in administrative expenses was primarily due to a $1.6 million increase in bad debt expense and a $0.5 million increase resulting from the consolidation of two of our campuses, offset by a $1.9 million decrease in compensation and benefits.

Index
Bad debt expense as a percentage of revenue was 5.7% for the quarter ended June 30, 2014, compared to 3.3% for the quarter ended June 30, 2013. Bad debt was negatively impacted for the three months ended June 30, 2014 by slower than normal collections due to our emphasis on accelerating the packaging of third quarter starts.

The decrease in sales and marketing expenses was primarily due to a reduction in marketing expenses as well as a reduction in the number of admissions representatives as we continued to align our cost structure to our student population.

As a percentage of revenues, selling, general and administrative expense for the quarter ended June 30, 2014 increased to 59.1% from 55.8% for the quarter ended June 30, 2013.

As of June 30, 2014, we had outstanding loan commitments to our students of $31.3 million, as compared to $33.7 million at March 31, 2014.  Loan commitments, net of interest that would be due on the loans through maturity, were $22.5 million at June 30, 2014, as compared to $23.9 million at March 31, 2014. The decrease in loan commitments is primarily due to lower average student population.

Impairment of goodwill and long-lived assets.    As of June 30, 2014, we concluded that there was no indicator of potential impairment for reporting units with goodwill and, accordingly, we did not test goodwill for impairment.  As of June 30, 2013, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $4.5 million ($0.7 million included in discontinued operations) existed for two reporting units related to goodwill and two asset groups related to long-lived assets.

Income taxes.    Our provision for income taxes for the quarter ended June 30, 2014 was $0.4 million, or (3.9%) of pretax loss, compared to a benefit for income taxes of $4.4 million, or 39.6%, of pretax loss for the quarter ended June 30, 2013.  No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense for the quarter ended June 30, 2014 resulted from an increase in deferred tax liabilities associated with indefinite-lived intangible assets and various state tax expenses.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by us in recent years.  On the basis of this evaluation, the realization of our deferred tax assets was not deemed to be more likely than not and thus we maintained a valuation allowance on our net deferred tax assets as of June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue.   Revenue decreased by $10.9 million, or 6.5%, to $157.1 million for the six months ended June 30, 2014 from $168.0 million for the six months ended June 30, 2013.   The decrease was primarily attributable to a 7.0% decrease in average student population, which decreased to 13,984 for the six months ended June 30, 2014 from 15,034 for the six months ended June 30, 2013 partially offset by a 0.6% increase in average revenue per student. We began 2014 with approximately 1,800, or 11.4%, fewer students than we had on January 1, 2013.

Average revenue per student increased 0.6% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due improved student retention partially offset by an increase in institutional scholarships. For a general discussion of trends in our student enrollment, see “- Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $1.7 million, or 2.0%, to $84.2 million for the six months ended June 30, 2014 from $86.0 million for the six months ended June 30, 2013.  This decrease in educational services and facilities expense was primarily due to a $1.9 million, or 4.3%, decrease in instructional expenses.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower average student population.

Our educational expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  As a result, educational services and facilities expenses, as a percentage of revenue, increased to 53.6% for the six months ended June 30, 2014 from 51.2% for the six months ended June 30, 2013.

Selling, general and administrative expense.    Our selling, general and administrative expense for the six months ended June 30, 2014 was $92.4 million, a decrease of $3.3 million, or 3.5%, from $95.7 million for the six months ended June 30, 2013.  The decrease in our selling, general and administrative expense was primarily due to a $2.0 million, or 3.7%, decrease in administrative expenses and a $1.2 million, or 3.4%, decrease in sales and marketing expense.

Index
The decrease in administrative expenses was primarily due to a $3.3 million decrease in compensation and benefits offset by a $1.3 million increase in bad debt expense.

Bad debt expense as a percentage of revenue was 4.8% for the six months ended June 30, 2014, as compared to 3.7% the six months ended June 30, 2013. Bad debt was negatively impacted for the six months ended June 30, 2014 by slower than normal collections due to our emphasis on accelerating the packaging of third quarter starts.

The decrease in sales and marketing expenses was primarily due to a reduction in marketing expenses as well as a reduction in the number of admissions representatives as we continued to align our cost structure to our student population.

As a percentage of revenues, selling, general and administrative expense for the six months ended June 30, 2014 increased to 58.8% from 56.9% for the six months ended June 30, 2013.

As of June 30, 2014, we had outstanding loan commitments to our students of $31.3 million, as compared to $36.5 million at December 31, 2013.  Loan commitments, net of interest that would be due on the loans through maturity, were $22.5 million at June 30, 2014, as compared to $26.5 million at December 31, 2013.  The decrease in loan commitments is primarily due to lower student population.

Impairment of goodwill and long-lived assets.    As of June 30, 2014, we concluded that there was no indicator of potential impairment for reporting units with goodwill and, accordingly, we did not test goodwill for impairment.  As of June 30, 2013 and March 31, 2014, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $6.2 million ($2.3 million included in discontinued operations) existed for two reporting units related to goodwill and six asset groups related to long-lived assets.

Income taxes.    Our provision for income taxes for the six months ended June 30, 2014 was $0.9 million, or (3.9%) of pretax loss, compared to a benefit for income taxes of $7.6 million, or 38.8%, of pretax loss for the six months ended June 30, 2013.  No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense for the six months ended June 30, 2014 resulted from an increase in deferred tax liabilities associated with indefinite-lived intangible assets and various state tax expenses.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by us in recent years.  On the basis of this evaluation the realization of our deferred tax assets was not deemed to be more likely than not and thus we continue to maintain a valuation allowance on our net deferred tax assets as of June 30, 2014.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided from operations and borrowings under our Credit Facility.

Index
The following chart summarizes the principal elements of our cash flows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash used in operating activities	$(14,899)	$(14,272)
Net cash used in investing activities	(2,544)	(1,620)
Net cash provided by (used in) financing activities	11,316	(41,550)

As of June 30, 2014, we had cash and cash equivalents of $6.8 million, representing a decrease of approximately $6.1 million as compared to $12.9 million of cash and cash equivalents as of December 31, 2013.  This decrease is primarily due to a net loss during the six months ended June 30, 2014 of $22.7 million partially offset by $15.0 million of borrowings under our Credit Facility during the first six months of 2014.  In addition, we repaid $54.5 million of borrowings under our Credit Facility in the first quarter of 2014 which was included in restricted cash as of December 31, 2013.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  We currently anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances, borrowings under our Credit Facility and leveraging our owned real property.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our Credit Facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. As of June 30, 2014, we had $15.0 million outstanding under our Credit Agreement.  As of June 30, 2014, we had outstanding letters of credit aggregating $5.3 million, which primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases.

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

Operating Activities

Net cash used in operating activities was $14.9 million for the six months ended June 30, 2014 as compared to $14.3 million for six months ended June 30, 2013.  The $0.6 million decrease in net cash primarily resulted from an increase in net loss and other working capital items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $2.5 million compared to $1.6 million for the six months ended June 30, 2013. Our primary use of cash in investing activities was capital expenditures.

Capital expenditures are expected to approximate 1% to 3% of revenues in 2014 as compared to 1.9% in 2013.  We expect to fund these capital expenditures with cash generated from operating activities and with borrowings under our credit facility.

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

Index
Financing Activities

Net cash provided by financing activities was $11.3 million for the six months ended June 30, 2014, as compared to net cash used in financing activities of $41.6 million for the six months ended June 30, 2013. The increase of $52.9 million was primarily attributable to $15.0 of net proceeds from borrowing for the six months ended June 30, 2014 as compared to net payments on borrowings of $37.5 million for the six months ended June 30, 2013.

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

The Credit Agreement contains representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of June 30, 2014 we are in compliance with all financial covenants.

The following table sets forth our long-term debt (in thousands):

	June 30,	December 31,
	2014	2013
Credit agreement	$15,000	$54,500
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	25,730	25,944
	50,402	90,116
Less current maturities	(15,452)	(435)
	$34,950	$89,681

We believe that our working capital, cash flows from operations, borrowings available from our Credit Facility and leveraging our owned real property will provide us with adequate resources for our ongoing operations through the next twelve months as well as our currently identified and planned capital expenditures.

Index
Contractual Obligations

Long-term Debt.  As of June 30, 2014, our long-term debt consisted of borrowings under our Credit Facility, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$15,000	$15,000	$-	$-	$-
Capital leases (including interest)	48,790	2,494	5,142	5,356	35,798
Operating leases	110,604	20,924	32,978	27,458	29,244
Rent on finance obligation	3,909	1,564	2,345	-	-
Total contractual cash obligations	$178,303	$39,982	$40,465	$32,814	$65,042

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014, except for our letters of credit of $5.3 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality and Trends

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third quarter and higher student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates, and thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, typically do not vary significantly over the course of the year with changes in our student population and revenue. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

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

We have calculated that, for our 2013 fiscal year, our institutions' 90/10 Rule percentages ranged from 69% to 85%.  For 2013 and 2012 none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  Our calculations may be subject to review by the DOE.

Index
Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the Federal Family Education Loan Program, or FFEL program, increased. This increase, coupled with increases in grants from the Pell program and other Title IV loan limits, resulted in some of our schools experiencing an increase in the proportion of revenues they receive from Title IV Programs. The HEA reauthorization provided temporary relief from the impact of the loan limit increases by counting as non-Title IV revenue in the 90/10 Rule calculation amounts received from loans received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits.  The HEA authorization also provided other relief by allowing institutions to include as non-Title IV revenue in its 90/10 Rule calculation the net present value of certain institutional loans subject to certain limitations and conditions.  Because of the increases in Title IV student loan limits and grants in recent years, it will be increasingly difficult for us to comply with the 90/10 Rule without increasing tuition prices above the applicable maximums for Title IV student loans and grants, because this is one of the more effective methods of reducing the 90/10 Rule percentage, although this method may not be successful.  Moreover, the above-mentioned relief from certain loan limit increases expired for loans received on or after July 1, 2011, and the above-mentioned institutional loan relief expired for institutional loans made on or after July 1, 2012.  If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to lower the 90% threshold, or to otherwise change the calculation methodology (each of which has been proposed by some members of Congress in proposed legislation), or to make other changes, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, and would also adversely affect our students’ access to various government-sponsored student financial aid programs, which could have a material adverse effect on the rate at which our students enroll in our programs and on our business and results of operations.

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

Gainful Employment and Other Recent and Proposed DOE Regulations

The DOE issued final regulations on October 29, 2010, with a general effective date of July 1, 2011, and which included, but were not limited to:  revisions to the incentive compensation rule, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term‑based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in these regulations also included a new federal definition of a “credit hour” for federal student aid purposes.  The new definition has resulted in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  The implementation of all of the October 2010 final regulations required us to change certain of our practices to comply with these requirements.  The changes to our practices, or our inability to comply with the final regulations on or after their effective date, have had and may continue to have a material adverse effect on our business and results of operations.

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

The period for public comment on the proposed regulations has concluded. The DOE will consider revisions to the proposed regulation and then prepare and publish final regulations.  The draft regulatory language discussed above is not final and is subject to change by the DOE. Accordingly, we cannot predict the ultimate content of any new regulations that may emerge or the potential impact of such regulations on us or our institutions.  New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations might have an earlier or later effective date.  The implementation of new gainful employment regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, and could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

The DOE also announced additional topics for consideration for new regulations by a negotiated rulemaking committee that began meeting in February 2014. The topics under discussion included, but were not be limited to, the following: clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; cash management of funds provided under the Title IV Federal student aid programs, including the handling of the use of debit cards and the handling of credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a state; and the definition of "adverse credit" for borrowers of certain loans. Another committee met during sessions beginning in January 2014 and addressing topics related to the scope of campus crime statistics that Title IV participating institutions are required to distribute to current and prospective students and employees.

Index
The DOE intends to use the negotiated rulemaking process during 2014 to develop new regulations on these and potentially other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. The DOE published a Notice of Proposed Rulemaking in the Federal Register on June 20, 2014 containing proposed regulations arising out of the sessions that began on January 2014 and addressed topics related to campus crime statistics and other matters, but has not published proposed regulations arising out of the sessions that began in February 2014.  We cannot predict the ultimate content of any new regulations that may emerge from this process or the potential impact of such regulations on us or our institutions. New final DOE regulations published on or before November 1, 2014 typically would have an effective date of July 1, 2015, although it is unknown at this time whether some or all of these regulations may have an earlier or later effective date. The implementation of any new regulations by DOE could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

Outlook

We have experienced significant deterioration in student enrollments over the last several years.  This can be attributed to changes to admissions advisor compensation policies, coupled with the current economic slowdown.  In addition, to the 90/10 Rule, cohort default rates, the elimination of ATB, gainful employment and other recent and proposed DOE regulations, mentioned above, have all led to the deterioration in student starts.  We began to see stabilization in our student starts from our continuing operations and experienced positive student starts in both the first and second quarters of the year.  In particular our automotive and skill trade programs appear to have stabilized while our other programs continue to experience challenges.  Some of this can be attributable to parents’ hesitation to take on debt, parental loan denials, as well as large financing gaps that exist in certain programs. We continue to explore ways to help these students achieve their goals, including reducing tuition of certain programs or providing need based scholarships.

While our student starts leveled off in the first half of the year, we continue to be challenged by the current economic environment as well as the continued hesitation of our student and their parents to incur debt.  In addition, recent events in our industry, including the closing and potential sale of one of our competitors has compounded the negative publicity in our industry and has caused a major disruption to our business.  We now expect that these events, coupled with the continued economic challenges, will delay the recovery in starts we expected in 2014.  We expect that this trend will improve as the economy improves but cannot predict when this will occur.

The continued deterioration in our student population produced negative operating margins in 2013 and the first half of 2014.  While we experienced negative margins we expect that this will reverse in the near future.  Until that does occur we anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances, borrowings under our Credit Facility and leveraging our owned real property.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a Credit Agreement with a syndicate of banks.  Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 6.25% to 7.25% (as calculated in the credit agreement) as of June 30, 2014.  As of June 30, 2014, we had $15.0 million outstanding under our credit agreement.

Our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

Based on our outstanding debt balance as of June 30, 2014, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or less than $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

10.4	Employment Agreement, dated as of January 8, 2013, between the Company and Scott M. Shaw (8).

10.5	Employment Agreement, dated as of January 8, 2013, between the Company and Cesar Ribeiro (8).

10.6	Employment Agreement, dated as of January 8, 2013, between the Company and Shaun E. McAlmont (8).

10.7	Employment Agreement, dated as of January 8, 2013, between the Company and Piper P. Jameson (8).

Index
10.8 *	Employment Agreement, dated as of June 2, 2014, between the Company and Kenneth M. Swisstack.

10.9	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (7).

10.10	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (13).

10.11	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.12	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.13	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.14	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.15	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (10).

10.16	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (9).

10.17	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.18	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 8, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Index
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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 8, 2013	By:	/s/ Cesar Ribeiro
Cesar Ribeiro
Chief Financial Officer
(Duly Authorized Officer, Principal Accounting and Financial Officer)