Form 10-Q
period 2014-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2014-11-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of  November 5, 2014, there were 24,052,486 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,702	$12,886
Restricted cash	-	54,500
Accounts receivable, less allowance of $13,678 and $13,787 at September 30, 2014 and December 31, 2013, respectively	18,193	16,127
Inventories	2,222	2,269
Prepaid income taxes and income taxes receivable	1,356	8,517
Assets held for sale	6,310	6,310
Prepaid expenses and other current assets	2,683	3,013
Total current assets	43,466	103,622

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $150,055 and $146,795 at September 30, 2014 and December 31, 2013, respectively	117,173	127,332

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,322and $982 at September 30, 2014 and December 31, 2013, respectively	8,475	6,869
Deferred finance charges	175	1,163
Goodwill	23,511	62,465
Other assets, net	2,647	4,498
Total other assets	34,808	74,995
TOTAL	$195,447	$305,949

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	September 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$7,500	$-
Current portion of capital lease obligations	462	435
Unearned tuition	34,858	30,195
Accounts payable	9,818	14,603
Accrued expenses	15,140	10,655
Other short-term liabilities	723	693
Total current liabilities	68,501	56,581

NONCURRENT LIABILITIES:
Long-term credit agreement	-	54,500
Long-term capital lease obligations	25,159	25,509
Long-term finance obligation	9,672	9,672
Pension plan liabilities	1,111	1,522
Deferred income taxes, net	-	4,528
Accrued rent	7,081	7,695
Other long-term liabilities	627	746
Total liabilities	112,151	160,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30 2014 and December 31, 2013	-	-
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2014 and December 31, 2013; issued and outstanding: 29,971,661 shares at September 30, 2014 and 29,919,761 shares at December 31, 2013	141,377	141,377
Additional paid-in capital	26,551	24,177
Treasury stock at cost - 5,910,541 shares at September 30, 2014 and December 31, 2013	(82,860)	(82,860)
Retained earnings	1,452	66,064
Accumulated other comprehensive loss	(3,224)	(3,562)
Total stockholders' equity	83,296	145,196
TOTAL	$195,447	$305,949

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUE	$84,658	$88,527	$241,777	$256,548
COSTS AND EXPENSES:
Educational services and facilities	43,253	44,377	127,486	130,348
Selling, general and administrative	42,280	43,232	134,634	138,892
Gain on sale of assets	-	(301)	(61)	(508)
Impairment of goodwill and long-lived assets	41,437	-	41,437	3,908
Total costs & expenses	126,970	87,308	303,496	272,640
OPERATING (LOSS) INCOME	(42,312)	1,219	(61,719)	(16,092)
OTHER:
Interest income	53	20	125	37
Interest expense	(1,637)	(1,088)	(4,131)	(3,382)
Other income	149	-	149	18
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(43,747)	151	(65,576)	(19,419)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,666)	74	(4,805)	(7,526)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(38,081)	77	(60,771)	(11,893)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(2,353)	-	(7,248)
NET LOSS	$(38,081)	$(2,276)	$(60,771)	$(19,141)
Basic
Loss per share from continuing operations	$(1.67)	$-	$(2.67)	$(0.53)
Loss per share from discontinued operations	-	(0.10)	-	(0.32)
Net loss per share	$(1.67)	$(0.10)	$(2.67)	$(0.85)
Diluted
Loss per share from continuing operations	$(1.67)	$-	$(2.67)	$(0.53)
Loss per share from discontinued operations	-	(0.10)	-	(0.32)
Net loss per share	$(1.67)	$(0.10)	$(2.67)	$(0.85)
Weighted average number of common shares outstanding:
Basic	22,843	22,528	22,789	22,480
Diluted	22,843	22,811	22,789	22,480

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(38,081)	$(2,276)	$(60,771)	$(19,141)
Other comprehensive income
Employee pension plan adjustments, net of taxes	113	150	338	450
Comprehensive loss	$(37,968)	$(2,126)	$(60,433)	$(18,691)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2014	29,919,761	$141,377	$24,177	$(82,860)	$66,064	$(3,562)	$145,196
Net loss	-	-	-	-	(60,771)	-	(60,771)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	338	338
Stock-based compensation expense
Restricted stock	79,582	-	2,408	-	-	-	2,408
Stock options	-	-	78	-	-	-	78
Net share settlement for equity-based compensation	(27,682)	-	(112)	-	-	-	(112)
Cash dividend of $0.16 per common share	-	-	-	-	(3,841)	-	(3,841)
BALANCE - September 30, 2014	29,971,661	$141,377	$26,551	$(82,860)	$1,452	$(3,224)	$83,296

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,771)	$(19,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,756	17,570
Amortization of deferred finance charges	615	312
Deferred income taxes	(4,528)	(144)
Gain on disposition of assets	(61)	(508)
Impairment of goodwill and long-lived assets	41,437	6,194
Fixed asset donation	(62)	(37)
Provision for doubtful accounts	11,836	11,539
Stock-based compensation expense	2,486	2,455
Deferred rent	(499)	(233)
(Increase) decrease in assets:
Accounts receivable	(15,508)	(19,516)
Inventories	47	297
Prepaid income taxes and income taxes receivable	7,161	(11,821)
Prepaid expenses and current assets	281	650
Other assets and charges	286	(864)
Increase (decrease) in liabilities:
Accounts payable	(5,026)	(2,795)
Accrued expenses	4,370	5,672
Pension plan liabilities	(180)	(672)
Unearned tuition	4,663	1,144
Other liabilities	18	561
Total adjustments	62,092	9,804
Net cash provided by (used in) operating activities	1,321	(9,337)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,796)	(3,531)
Proceeds from sale of property and equipment	67	747
Net cash used in investing activities	(4,729)	(2,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(64,500)	(42,500)
Reclassifications of payments of borrowings from restricted cash	54,500	-
Proceeds from borrowings	17,500	5,000
Net share settlement for equity-based compensation	(112)	(389)
Dividends paid	(3,841)	(5,028)
Payment of deferred finance fees	-	(112)
Principal payments under capital lease obligations	(323)	(308)
Net cash provided by (used in) financing activities	3,224	(43,337)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(184)	(55,458)
CASH AND CASH EQUIVALENTS—Beginning of period	12,886	61,708
CASH AND CASH EQUIVALENTS—End of period	$12,702	$6,250

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,315	$3,082
Income taxes	$120	$375
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,333	$895

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

For the last several years, the Company and the proprietary school sector has faced various forms of adversity which have contributed to deteriorating earnings growth.  Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have hindered potential students from enrolling in our schools.  In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  The Company also experienced a significant decline in market capitalization during the quarter ended September 30, 2014. Despite these events, management believes that its likely sources of cash should be sufficient to fund operations for the next twelve months. The Company’s available sources of cash primarily include results of operations, cash and cash equivalents and available borrowings under the revolving line of credit. The Company’s revolving credit facility expires in April 2015.  To fund the Company's business plans, including any anticipated future losses, purchase commitments, capital expenditures, and principal and interest payments on borrowings, the Company has the ability to leverage up to $50 million of its existing properties. In addition, the Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population. However, if the Company is unable to leverage certain of its properties and improve operating performance, the Company's business plans may be adversely affected and the Company will have to modify its business plans to conserve available cash.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2013 consolidated financial statements of the Company, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, stock-based compensation, income taxes, benefit plans and certain accruals and contingencies.  Actual results could differ from those estimates.

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

Index
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2014 and 2013, the interest and penalties expense associated with uncertain tax positions did not materially impact the Company’s results of operations or financial position.

Reclassifications – During the nine months ended September 30, 2014, the Company reclassified amounts reflected in the 2013 consolidated balance sheet, to conform to the revised 2014 classification.  For the year ended December 31, 2013, the Company had reported $89.7 million in long-term debt and lease obligations on the consolidated balance sheet.  The Company reclassified $54.5 million of long-term credit agreement, $25.5 million of long-term capital lease obligations, and $9.7 million of long-term finance obligations into their own liability classifications on the consolidated balance sheet.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic shares outstanding	22,843,247	22,528,478	22,789,254	22,480,308
Dilutive effect of stock options	-	282,678	-	-
Diluted shares outstanding	22,843,247	22,811,156	22,789,254	22,480,308

Index
For the three months ended September 30, 2014 and 2013, options to acquire 132,595 and 282,678 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the nine months ended September 30, 2014 and 2013, options to acquire 121,269 and 234,073 shares, respectively, were excluded from the above table because the Company reported a net loss for this period and therefore their impact on reported loss per share would have been antidilutive.  For the three and nine months ended September 30, 2014 and 2013, options to acquire 476,625 and 785,768 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In 2011 and 2013, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of September 30, 2014, these performance conditions were not met.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 398,250 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014, and 441,552 shares have been excluded for the three and nine months ended September 30, 2013.  Refer to Note 6 for more information on performance shares.

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

The results of operations at these five campuses for the three and nine months ended September 30, 2013 was as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$(18)	$7,261
Operating expenses	(3,898)	(19,322)
Operating loss	$(3,916)	$(12,061)

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.3 million for the nine months ended September 30, 2013.

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

The Company concluded as of September 30, 2014, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at six of the Company’s campuses.  Long-lived assets had been tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.9 million for leasehold improvements and $0.5 million for intangible assets as of September 30, 2014.

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

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.   The Company concluded that as of September 30, 2014 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that 10 of the Company’s reporting units were impaired, which resulted in a pre-tax non-cash charge of $39.0 million for the three months ended September 30, 2014.

Index
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

The carrying amount of goodwill at September 30, 2014 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2014	$117,176	$(54,711)	$62,465
Impairment	-	(38,954)	(38,954)
Balance as of September 30, 2014	$117,176	$(93,665)	$23,511

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2013	$180	$335	$1,166	$1,124	$200	$3,005
Impairment	(180)	(25)	(102)	(574)	(200)	(1,081)
Gross carrying amount at September 30, 2014	-	310	1,064	550	-	1,924

Accumulated amortization at December 31, 2013	-	228	-	828	68	1,124
Amortization	-	37	-	78	27	142
Impairment		(12)		(448)	(95)	(555)
Accumulated amortization at September 30, 2014	-	253	-	458	-	711

Net carrying amount at September 30, 2014	$-	$57	$1,064	$92	$-	$1,213

Weighted average amortization period (years)	-	7	Indefinite	10	-

Amortization of intangible assets was less than $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, and approximately $0.1 million and $0.2 million for the nine months ended September 30, 2014 and 2013.

Index
The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2014	$21
2015	65
2016	22
2017	20
2018	20
Thereafter	1

$149

5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	September 30, 2014	December 31, 2013
Credit agreement (a)	$7,500	$54,500
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	25,621	25,944
	42,793	90,116
Less current maturities	(7,962)	(435)
	$34,831	$89,681

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

At September 30, 2014, the Company had outstanding letters of credit aggregating $5.3 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

The Credit Agreement contains representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of September 30, 2014 the Company is in compliance with all financial covenants.

Index
During the three months ended September 30, 2014 the Company had net repayments of $7.5 under the Credit Facility.  The Company had $7.5 million outstanding under the Credit Facility as of September 30, 2014.  The interest rates on these borrowings ranged from 4.2% to 7.3%.  The Company had $54.5 million outstanding under the Credit Agreement as of December 31, 2013 which was repaid on January 3, 2014.  The interest rate on this borrowing was 7.3%.

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

Scheduled maturities of long-term debt and lease obligations at September 30, 2014 are as follows:

Year ending December 31,
2014	$7,962
2015	515
2016	10,405
2017	794
2018	860
Thereafter	22,257
$42,793

6.	STOCKHOLDERS’ EQUITY

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

For the nine months ended September 30, 2014 and 2013, the Company completed a net share settlement for 27,682 and 60,552 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2014 and/or 2013, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of approximately $0.1 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2013	1,247,946	$6.77
Granted	229,955	3.83
Canceled	(150,372)	9.00
Vested	(156,694)	4.52

Nonvested restricted stock outstanding at September 30, 2014	1,170,835	5.80

The restricted stock expense for the three months ended September 30, 2014 and 2013 was $0.8 million and $0.1 million, respectively. The restricted stock expense for the nine months ended September 30, 2014 and 2013 was $2.4 million and $2.3 million, respectively. The unrecognized restricted stock expense as of September 30, 2014 and December 31, 2013 was $4.5 million and $6.8 million, respectively.  As of September 30, 2014, outstanding restricted shares under the LTIP had aggregate intrinsic value of $3.3 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	547,125	$14.73	4.56 years	$-
Canceled	(70,500)	20.76		-

Outstanding at September 30, 2014	476,625	13.84	4.14 years	-

Vested or expected to vest	467,493	13.96	4.07 years	-

Exercisable as of September 30, 2014	430,965	14.48	3.79 years	-

As of September 30, 2014, the unrecognized pre-tax compensation expense for all unvested stock option awards was less than $0.1 million.  This amount will be expensed over the weighted-average period of approximately 1.26 years.

Index
The following table presents a summary of stock options outstanding:

	At September 30, 2014
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	244,792	5.36	$9.63	199,132	$10.05
$14.00-$19.99	173,333	2.48	17.55	173,333	17.55
$20.00-$25.00	58,500	3.92	20.48	58,500	20.48

	476,625	4.14	13.84	430,965	14.48

7.	INCOME TAXES

The benefit for income taxes for the three months ended September 30, 2014 was $5.7 million, or 13.0% of pretax loss, compared to a provision for income taxes of $0.1 million, or 49.0%, of pretax income for the quarter ended September 30, 2013.  The benefit for income taxes for the nine months ended September 30, 2014 was $4.8 million, or 7.3% of pretax loss, compared to a benefit for income taxes of $7.5 million, or 38.8%, of pretax loss for the nine months ended September 30, 2013.

Previously, the company had a deferred tax liability related to an indefinite life intangible that was not available to offset the net deferred tax asset of the Company when evaluating the amount of the valuation allowance needed.  As a result of the Company’s impairment of goodwill this quarter, the deferred tax liability related to the indefinite life intangible reversed resulting in a decrease in the valuation allowance needed. This release of the valuation allowance resulted in an income tax benefit.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a valuation allowance on its net deferred tax assets as of September 30, 2014.

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

The Company sponsors a noncontributory defined benefit pension plan covering some of the Company’s employees who were employed by the Company prior to 1995.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994.  The total amount of the Company’s contributions paid under its pension plan was $0.2 million for the nine months ended September 30, 2014 and $0.7 million for the nine months ended September 30, 2013.  The net periodic benefit cost was less than $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $0.5 million for the nine months ended September 30, 2014 and 2013 respectively.

10.	DIVIDENDS

In August 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share of common stock outstanding, which was paid on September 30, 2014 to shareholders of record on September 12, 2014.  The establishment of future record and payment dates is subject to the final determination of the Company’s Board of Directors.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We offer recent high school graduates and working adults career-oriented programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of September 30, 2014, we enrolled 15,364 students in diploma and degree programs and 181 in short programs at our 31 campuses and five training sites in 15 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

The results of operations at these five campuses for the three and nine months ended September 30, 2013 was as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$(18)	$7,261
Operating expenses	(3,898)	(19,322)
Operating loss	$(3,916)	$(12,061)

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.3 million for the nine months ended September 30, 2013.

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

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2014 and 2013 was 5.1% and 4.7%, respectively.  Our bad debt expense as a percentage of revenue for the nine months ended September 30, 2014 and 2013 was 4.9% and 4.0%, respectively.  Bad debt was negatively impacted for the three and nine months ended September 30, 2014 due to a slight deterioration in our collection history coupled with a realignment of efforts to accelerate the packaging of third quarter starts.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the nine months ended September 30, 2014 and 2013 would have resulted in an increase in bad debt expense of $2.4 million and $2.6 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students and our loan commitments.  Our loan commitments to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition.   We only extend credit to the extent there is a financing gap between the tuition charged for the program and the amount of grants, loans and parental loans each student receives.  Each student’s funding requirements are unique.  Factors that determine the amount of aid available to a student are student status (whether they are dependent or independent students), Pell Grants awarded, Plus loans awarded or denied to parents and family contributions. As a result, it is extremely difficult to predict the number of students that will need us to extend credit to them. Our tuition increases have ranged historically from 2% to 5% annually and have not meaningfully impacted overall funding requirements.

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

Goodwill represents a significant portion of our total assets. As of September 30, 2014, goodwill represented approximately $23.5 million, or 12.0%, of our total assets.

Index
As of September 30, 2014, we concluded that there was an indicator of potential impairment as a result of a decrease in our market capitalization and, accordingly, we tested goodwill for impairment.  The tests indicated that 10 reporting units were impaired, which resulted in a pre-tax non-cash charge of $39.0 million for the three months ended September 30, 2014.  As of June 30, 2013, we concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

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

We concluded as of September 30, 2014, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at six of our campuses.  Long lived assets had been tested at these campuses as a result of certain financial indicators such as our history of losses, our current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.9 million for leasehold improvements and $0.5 million for intangibles asets.

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

Previously, we had a deferred tax liability related to an indefinite life intangible that was not available to offset the net deferred tax asset when evaluating the amount of the valuation allowance needed.  As a result of our impairment of goodwill this quarter, the deferred tax liability related to the indefinite life intangible reversed resulting in a decrease in the valuation allowance needed. This release of the valuation allowance resulted in an income tax benefit for the three and nine months ended September 30, 2014.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2014 and 2013, there were no interest and penalties expense associated with uncertain tax positions.

Index
Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	51.1%	50.1%	52.7%	50.8%
Selling, general and administrative	49.9%	48.8%	55.7%	54.1%
Gain on sale of assets	0.0%	-0.3%	0.0%	-0.2%
Impairment of goodwill and long-lived assets	49.0%	0.0%	17.1%	1.6%
Total costs and expenses	150.0%	98.6%	125.5%	106.3%
Operating (loss) income	-50.0%	1.4%	-25.5%	-6.3%
Interest expense, net	-1.7%	-1.2%	-1.6%	-1.3%
(Loss) income from continuing opeartions before income taxes	-51.7%	0.2%	-27.1%	-7.6%
(Benefit) provision for income taxes	-6.7%	0.1%	-2.0%	-3.0%
(Loss) income from continuing operations	-45.0%	0.1%	-25.1%	-4.6%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue.   Revenue decreased by $3.9 million, or 4.4%, to $84.7 million for the quarter ended September 30, 2014 from $88.5 million for the quarter ended September 30, 2013.  The decrease was primarily attributable to a 4.0% decrease in average student population, which decreased to 14,361 for the quarter ended September 30, 2014 from 14,956 for the quarter ended September 30, 2013 and a 0.4% decrease in average revenue per student.  We began 2014 with approximately 1,800 or 11.4%, fewer students than we had on January 1, 2013.

Average revenue per student decreased 0.4% for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 primarily due to an increase in institutional scholarships. For a general discussion of trends in our student enrollment, see “- Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $1.1 million, or 2.5%, to $43.3 million for the quarter ended September 30, 2014 from $44.4 million for the quarter ended September 30, 2013.  This decrease in educational services and facilities expense was primarily due to a $0.8 million, or 3.8%, decrease in instructional expenses and a $0.2 million, or 3.2%, decrease in books and tools expense.  Educational services and facilities expenses, as a percentage of revenue, increased to 51.1% for the quarter ended September 30, 2014 from 50.1% for the quarter ended September 30, 2013.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower average student population. The decrease in books and tools expense is also attributable to the decrease in average student population of approximately 600 students for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $0.9 million, or 2.2%, to $42.3 million for the quarter ended September 30, 2014 from $43.2 million for the quarter ended September 30, 2013.  The administrative expenses portion of selling, general and administrative expense increased by $0.2 million, or 0.7% which was offset by a decrease of $0.7 million, or 4.7%, in sales and marketing expenses and a $0.4 million, or 8.7% decrease in student services expenses.  As a percentage of revenues, selling, general and administrative expense for the quarter ended September 30, 2014 increased to 49.9% from 48.8% for the quarter ended September 30, 2013.

Index
The increase in administrative expenses was primarily due to severance and higher benefit costs.

Bad debt expense as a percentage of revenue was 5.1% for the quarter ended September 30, 2014, compared to 4.7% for the quarter ended September 30, 2013. Bad debt was negatively impacted during the three months ended September 30, 2014 due to a slight deterioration in our collection history coupled with a realignment of our efforts to accelerate the packaging of our third quarter starts.

The decrease in sales and marketing expenses was primarily due to a reduction in marketing expenses as well as a reduction in the number of admissions representatives as we continued to align our cost structure to our student population.

As of September 30, 2014, we had outstanding loan commitments to our students of $34.6 million, as compared to $31.3 million at June 30, 2014.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.6 million at September 30, 2014, as compared to $22.5 million at June 30, 2014. The increase in loan commitments is primarily due to the seasonality in our business which produces greater student starts in the third quarter of the year compared to other quarters.

Impairment of goodwill and long-lived assets.    As of September 30, 2014, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $41.4 million existed for 10 reporting units related to goodwill and six asset groups related to long-lived assets and intangible assets.  As of September 30, 2013, we concluded that there was no indicator of potential impairment for reporting units with goodwill and, accordingly, we did not test goodwill for impairment.

Income taxes.    Our benefit for income taxes for the quarter ended September 30, 2014 was $5.7 million, or 13.0% of pretax loss, compared to a provision for income taxes of $0.1 million, or 49.0%, of pretax income for the quarter ended September 30, 2013.

Previously, we had a deferred tax liability related to an indefinite life intangible that was not available to offset the net deferred tax asset when evaluating the amount of the valuation allowance needed.  As a result of our impairment of goodwill this quarter, the deferred tax liability related to the indefinite life intangible reversed resulting in a decrease in the valuation allowance needed. This release of the valuation allowance resulted in an income tax benefit.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by us in recent years.  On the basis of this evaluation, the realization of our deferred tax assets was not deemed to be more likely than not and thus we maintained a valuation allowance on our net deferred tax assets as of September 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue.   Revenue decreased by $14.8 million, or 5.8%, to $241.8 million for the nine months ended September 30, 2014 from $256.5 million for the nine months ended September 30, 2013.   The decrease was primarily attributable to a 6.0% decrease in average student population, which decreased to 14,109 for the nine months ended September 30, 2014 from 15,009 for the nine months ended September 30, 2013 partially offset by a 0.3% increase in average revenue per student. We began 2014 with approximately 1,800, or 11.4%, fewer students than we had on January 1, 2013.

Average revenue per student increased 0.3% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due improved student retention partially offset by an increase in institutional scholarships. For a general discussion of trends in our student enrollment, see “- Seasonality and Trends” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $2.9 million, or 2.2%, to $127.5 million for the nine months ended September 30, 2014 from $130.3 million for the nine months ended September 30, 2013.  This decrease in educational services and facilities expense was primarily due to a $2.7 million, or 4.2%, decrease in instructional expenses.  Educational services and facilities expenses, as a percentage of revenue, increased to 52.7% for the nine months ended September 30, 2014 from 50.8% for the nine months ended September 30, 2013.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower average student population.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

Index
Selling, general and administrative expense.    Our selling, general and administrative expense for the nine months ended September 30, 2014 was $134.6 million, a decrease of $4.3 million, or 3.1%, from $138.9 million for the nine months ended September 30, 2013.  The decrease in our selling, general and administrative expense was primarily due to a $1.8 million, or 2.4%, decrease in administrative expenses and a $1.9 million, or 3.8%, decrease in sales and marketing expense.  As a percentage of revenues, selling, general and administrative expense for the nine months ended September 30, 2014 increased to 55.7% from 54.1% for the nine months ended September 30, 2013.

The decrease in administrative expenses was primarily due to a $3.1 million decrease in compensation and benefits and a $0.4 million in net periodic benefit cost offset by a $1.6 million increase in bad debt expense and a $0.5 million increase resulting from the consolidation of two of our campuses.

Bad debt expense as a percentage of revenue was 4.9% for the nine months ended September 30, 2014, as compared to 4.0% the nine months ended September 30, 2013.  Bad debt was negatively impacted during the nine months ended September 30, 2014 due to a slight deterioration in our collection history coupled with a realignment of our efforts to accelerate the packaging of third quarter starts.

The decrease in sales and marketing expenses was primarily due to a reduction in marketing expenses as well as a reduction in the number of admissions representatives as we continued to align our cost structure to our student population.

As of September 30, 2014, we had outstanding loan commitments to our students of $34.6 million, as compared to $36.5 million at December 31, 2013.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.6 million at September 30, 2014, as compared to $26.5 million at December 31, 2013.  The decrease in loan commitments is primarily due to lower student population.

Impairment of goodwill and long-lived assets.    As of September 30, 2014, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $41.4 million existed for 10 reporting units related to goodwill and six asset groups related to long-lived assets and intangible assets.  As of June 30, 2013 and March 31, 2013, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $6.2 million ($2.3 million included in discontinued operations) existed for two reporting units related to goodwill and six asset groups related to long-lived assets.

Income taxes.    Our benefit for income taxes for the nine months ended September 30, 2014 was $4.8 million, or 7.3% of pretax loss, compared to a benefit for income taxes of $7.5 million, or 38.8%, of pretax loss for the nine months ended September 30, 2013.

Previously, we had a deferred tax liability related to an indefinite life intangible that was not available to offset the net deferred tax asset when evaluating the amount of the valuation allowance needed.  As a result of our impairment of goodwill this quarter, the deferred tax liability related to the indefinite life intangible reversed resulting in a decrease in the valuation allowance needed. This release of the valuation allowance resulted in an income tax benefit.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by us in recent years.  On the basis of this evaluation, the realization of our deferred tax assets was not deemed to be more likely than not and thus we maintained a valuation allowance on our net deferred tax assets as of September 30, 2014.

Liquidity and Capital Resources

Our primary capital requirements are for facility maintenance and expansion, acquisitions and the development of new programs.  Our principal sources of liquidity have been cash provided from operations and borrowings under our Credit Facility.

Index
The following chart summarizes the principal elements of our cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$1,321	$(9,337)
Net cash used in investing activities	(4,729)	(2,784)
Net cash provided by (used in) financing activities	3,224	(43,337)

As of September 30, 2014, we had cash and cash equivalents of $12.7 million, representing a decrease of approximately $0.2 million as compared to $12.9 million of cash and cash equivalents as of December 31, 2013.  This decrease is primarily due to a net loss during the nine months ended September 30, 2014 of $60.8 million partially offset by non-cash charges of $41.4 million of goodwill and long-lived asset impairments and $17.5 million of borrowings under our Credit Facility during the first nine months of 2014.  In addition, we repaid $54.5 million of borrowings under our Credit Facility in the first quarter of 2014 which was included in restricted cash as of December 31, 2013 and during the third quarter of 2013 we repaid an additional $10.0 million under our Credit Facility.  Historically, we have financed our operating activities and organic growth primarily through cash generated from operations.  We have financed acquisitions primarily through borrowings under our Credit Facility and cash generated from operations.  We currently anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances, borrowings under our Credit Facility and leveraging our owned real property.  In addition, we may also consider accessing the financial markets in the future as a source of liquidity for capital requirements, acquisitions and general corporate purposes to the extent such requirements are not satisfied by cash on hand, borrowings under our Credit Facility or operating cash flows.  However, we cannot assure you that we will be able to raise additional capital on favorable terms, if at all. As of September 30, 2014, we had $7.5 million outstanding under our Credit Agreement.  As of September 30, 2014, we had outstanding letters of credit aggregating $5.3 million, which primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases.

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

Operating Activities

Net cash provided by operating activities was $1.3 million for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $9.3 million for nine months ended September 30, 2013.  The $10.7 million increase in net cash primarily resulted from $7.4 million net tax refunds and other working capital items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $4.7 million compared to $2.8 million for the nine months ended September 30, 2013. Our primary use of cash in investing activities was capital expenditures.

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

Index
Financing Activities

Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2014, as compared to net cash used in financing activities of $43.3 million for the nine months ended September 30, 2013. The increase of $46.6 million was primarily attributable to $7.5 million of net proceeds from borrowing for the nine months ended September 30, 2014 as compared to net payments on borrowings of $37.5 million for the nine months ended September 30, 2013.

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

The Credit Agreement contains representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of September 30, 2014 we are in compliance with all financial covenants.

The following table sets forth our long-term debt (in thousands):

	September 30, 2014	December 31, 2013
Credit agreement	$7,500	$54,500
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	25,621	25,944
	42,793	90,116
Less current maturities	(7,962)	(435)
	$34,831	$89,681

We believe that our working capital, cash flows from operations, borrowings available from our Credit Facility and leveraging our owned real property will provide us with adequate resources for our ongoing operations through the next twelve months as well as our currently identified and planned capital expenditures.

Index
Contractual Obligations

Long-term Debt.  As of September 30, 2014, our long-term debt consisted of borrowings under our Credit Facility, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit agreement	$7,500	$7,500	$-	$-	$-
Capital leases (including interest)	48,166	2,494	5,188	5,356	35,128
Operating leases	106,341	20,614	32,135	27,190	26,402
Rent on finance obligation	3,517	1,563	1,954	-	-
Total contractual cash obligations	$165,524	$32,171	$39,277	$32,546	$61,530

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014, except for our letters of credit of $5.3 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Regulatory Update

The DOE notified us by letter dated October 7, 2014 that it had reviewed our financial statements for the 2013 fiscal year and calculated our composite score at 1.4, rather than our calculation of 1.5.  As a result, it concluded that we did not meet the DOE standards for financial responsibility.  We disagree with the DOE’s calculation because they excluded our pension plan liability of approximately $1.5 million for the year ended December 31, 2013 from the calculation for post-employment and retirement liabilities.  We are in discussions with the DOE related to their calculation.

The DOE indicated that we may continue to participate in the title IV programs by choosing one of two alternatives:  1) the “Zone Alternative” under which we are required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV funds received by our institutions during the most recent fiscal year.  The DOE requested that we notify the DOE of our selection of one of these two alternatives within 14 days of our receipt of the notice.  We chose the “Zone Alternative” option because, among other things, it does not require us to submit a letter of credit to the DOE and because the HCM1 payment method is less burdensome than the HCM2 or reimbursement methods of payment that the DOE has the authority to impose.  Under the HCM1 payment method, we are required to make Title IV disbursements to eligible students and parents before we request or receive funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, we are permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the HCM2 and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV funds.  We believe that, prior to moving to the HCM1 payment method on October 22, 2014, our procedures for processing Title IV payments were similar to those now required under the HCM1 payment method.  As of this date, we have not identified any impact on our ability to make disbursements of Title IV funds to our students or to receive funds for the amount of those disbursements from the DOE.

The DOE regulations generally permit institutions with a composite score of between 1.0 and 1.4 to participate under the Zone Alternative for a period of up to three consecutive years.  If our composite score drops below 1.0 in a subsequent year or if our composite score remains between 1.0 and 1.4 for more than three consecutive years, we may be required to meet alternative requirements for continuing to participate in the Title IV programs such as submission of a letter of credit and other requirements and conditions.

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

In September 2014, the DOE released the final three-year cohort default rates for the 2011 federal fiscal year.  These are the most recent three-year rates published by the DOE.  The three-year rates for our existing institutions range from 16.6% to 26.5%.  None of our institutions had a final three-year cohort default rate over 30% for the 2011 federal fiscal year.

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

Index
On October 31, 2014, the DOE published a final gainful employment regulation that will apply to all educational programs that are subject to the DOE requirement of preparing students for gainful employment in a recognized occupation.  Such educational programs include all of the Title IV-eligible educational programs at each of our institutions.

The final regulation requires each educational program to achieve threshold rates in two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio.  The final regulation eliminates the debt measure category related to program cohort default rates that was contained in the proposed regulation. The various formulas are calculated under complex methodologies and definitions outlined in the final regulation and, in some cases, are based on data that may not be readily accessible to institutions.  The final regulation outlines various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years.  The final regulation also requires an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year.  In addition, the final regulation, among other requirements, would impose extensive reporting and disclosure obligations on institutions offering gainful employment programs.    The final regulation has a general effective date of July 1, 2015.

The DOE also published final regulations on October 23, 2014, with an effective date of July 1, 2015, regarding the definition of "adverse credit" for borrowers of certain loans. The DOE also published final regulations on October 20, 2014, with an effective date of July 1, 2015, addressing topics related to, among other things, the scope of campus crime statistics that Title IV participating institutions are required to distribute to current and prospective students and employees.

We are in the process of evaluating the effect of the final gainful employment regulation and the other new regulations on us.  The implementation of the final gainful employment regulation and any other new regulations by DOE could have a material adverse effect on the rate at which students enroll in our programs and on our business and results of operations.

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

Index
The continued deterioration in our student population produced negative operating margins in 2013 and the first half of 2014.  While we experienced negative margins we anticipate that we will be able to meet our short-term cash needs, as well as our need to fund operations and meet our obligations during the next twelve months with cash generated by operations, existing cash balances, borrowings under our Credit Facility and leveraging our owned real property.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a Credit Agreement with a syndicate of banks.  Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 4.2% to 7.3% (as calculated in the credit agreement) as of September 30, 2014.  As of September 30, 2014, we had $7.5 million outstanding under our credit agreement.

Our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

Based on our outstanding debt balance as of September 30, 2014, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.1 million, or less than $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

10.4	Employment Agreement, dated as of January 8, 2013, between the Company and Scott M. Shaw (8).

10.5	Employment Agreement, dated as of January 8, 2013, between the Company and Cesar Ribeiro (8).

10.6	Employment Agreement, dated as of January 8, 2013, between the Company and Shaun E. McAlmont (8).

10.7	Employment Agreement, dated as of January 8, 2013, between the Company and Piper P. Jameson (8).

10.8	Employment Agreement, dated as of June 2, 2014, between the Company and Kenneth M. Swisstack (14).

10.9	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (7).

10.10	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (13).

10.11	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.12	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.13	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.14	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (4).

10.15	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (10).

10.16	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (9).

Index
10.17	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.18	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (6).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 7, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(7)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2013.

(8)	Incorporated by reference to the Company’s Form 8-K filed January 10, 2013.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(11)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2013.

(12)	Incorporated by reference to the Company’s Form 8-K filed December 27, 2013.

(13)	Registration Statement on Form S-8 (Registration No. 333-188240).

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014..

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 7, 2014	By:	/s/ Brian Meyers
Brian Meyers
Acting Principal Financial Officer
(Duly Authorized Officer, Acting Principal Accounting and Acting Principal Financial Officer)