Form 10-K
period 2014-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2015-03-16
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the 22,049.396 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $99,001,788. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $4.49 per share on June 30, 2014. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 12, 2015 was 23,844,905.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry or our failure to obtain timely regulatory approvals in connection with a change of control of our company or acquisitions;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	risks associated with changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 rule and cohort default rates;
•	risks associated with opening new campuses and closing existing campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	our ability to continue to execute our growth strategies;
•	conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment.   As of December 31, 2014, we operated 31 campuses in 15 states.  We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. For the year ended December 31, 2014, our automotive technology program, our health sciences program, our skilled trades program, our hospitality services program and our business and information technology program accounted for approximately 42%, 29%, 15%, 9%, and 5%, respectively, of our average enrollment.  As of December 31, 2014, we had 13,278 students enrolled.  Our average enrollment for the year ended December 31, 2014 was 14,010 students, which represented a decrease of 5.4% from average enrollment in 2013 of 14,804 students.   For the year ended December 31, 2014, our revenues were $325.0 million, which represented a decrease of 4.8% from the year ended December 31, 2013. For the year ended December 31, 2013, our revenues were $341.5 million, which represented a decrease of 10.2% from the year ended December 31, 2012.  For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Our schools operate under the Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences brand names.  Most of our campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas.  All of our campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education, or DOE, and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

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

Index
Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments, the introduction of new programs and partnerships with industry.  In 2014, we continued to partner with several high schools in New Jersey to provide students with introductory classes in automotive technologies and entered into several partnerships with industry including Chrysler, Raytheon, and BMW.  We expect to continue investing in marketing, recruiting and retention resources to increase enrollment.

Expand Market.  We believe that we can enter new markets and broaden the Lincoln brand by partnering with nationally well-known brands to provide the skills needed to train our nation’s workforce.

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 22 to 106 weeks to complete, with tuition ranging from $5,000 to $36,000.  Our associate’s degree programs typically take between 48 to 156 weeks to complete, with tuition ranging from $17,000 to $70,000.  Our bachelor’s degree programs typically take between 104 and 208 weeks to complete, with tuition ranging from $40,000 to $80,000. As of December 31, 2014, all of our schools offer diploma and certificate programs, 14 of our schools are currently approved to offer associate’s degree programs and two schools are approved to offer bachelor’s degree programs. In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses we typically offer courses four to five days a week in three shifts per day and start new classes every month.  Other campuses are structured more like a traditional college and start classes every quarter. We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2014 with the average number of students enrolled in each area of study for the year ended December 31, 2014:

Programs Offered
Area of Study	Bachelor's Degree	Associate's Degree	Diploma and Certificate	Average Enrollment	Percent of Total Enrollment

Automotive	Auto Service Technology	Automotive Service Management, Automotive Technology, Collision Repair & Refinishing Service Management, Diesel & Truck Service Management	Automotive Mechanics, Automotive Technology, Automotive Technology with BMW FastTrack, Automotive Technology with Mopar X-Press, Automotive Technology with High Performance, Collision Repair and Refinishing Technology, Diesel & Truck Mechanics, Diesel & Truck Technology, Diesel & Truck Technology with Transport Refrigeration, Diesel & Truck with Automotive Technology, Heavy Equipment Maintenance Technology, Heavy Equipment and Truck Technology, Motorcycle Technology	5,874	42%

Health Sciences	Health Information Administration, RN to BSN	Medical Assisting Technology, Dental Office Management, Child Development, Health Information Technology, Medical Office Management, Mortuary Science, Occupational Therapy Assistant, Dental Hygiene, Dental Administrative Assistant, Surgical Technology, Advanced Medical Coding & Billing, Nursing	Medical Office Assistant, Medical Assistant, Patient Care Technician, Pharmacy Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing, Medical Assistant w/Basic X-ray, Basic X-Ray Technician, Surgical Technologist	4,133	29%

Skilled Trades	-	Electronic Engineering Technology, HVAC, Electronics Systems Service Management	Electrical Technology, Electronics Systems Technician, HVAC, Welding Technology, CNC	2,114	15%

Index
Programs Offered (Continued)
Area of Study	Bachelor's Degree	Associate's Degree	Diploma or Certificate	Average Enrollment	Percent of Total Enrollment

Hospitality Services	Culinary Management, International Baking and Pastry	Culinary Arts, Salon Management, International Baking and Pastry, Italian Culinary Arts	Culinary Arts, Cosmetology, Aesthetics, Italian Culinary Arts, International Baking and Pastry, Nail Technolgy, Therapeutic Massage & Bodywork Technician	1,202	9%

Business and Information Technology	Business Management, Criminal Justice, Funeral Service Management	PC Systems & Networking Technology, Business Administration, Criminal Justice, Business Management, Broadcasting and Communications, Paralegal, Computer Networking and Security, Accounting, Human Services, Dental Hygiene	Criminal Justice, Computer Networking and Security, Computer & Network Support Technician	687	5%

		Total:		14,010	100%

Automotive Technology.    Automotive technology is our largest area of study, with 42% of our total average student enrollment for the year ended December 31, 2014. Our automotive technology programs are 28 to 155 weeks in length, with tuition rates of $11,000 to $50,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.

As of December 31, 2014, 13 campuses offered programs in automotive technology and most of these campuses offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2014, health sciences was our second largest area of study, representing 29% of our total average student enrollment. Our health science programs are 24 to 208 weeks in length, with tuition rates of $5,000 to $76,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, registered nurse, dental assistant, medical assistant, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our practical nursing and medical assistant programs are our largest health science programs. As of December 31, 2014, we offered health science programs at 17 of our campuses.

Skilled Trades.    For the year ended December 31, 2014, 15% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 36 to 98 weeks in length, with tuition rates of $16,500 to $31,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic system technician. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2014, we offered skilled trades programs at 13 campuses.

Hospitality Services.    For the year ended December 31, 2014, 9% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 22 to 142 weeks in length, with tuition rates of $6,500 to $60,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas or cruise ships or are self-employed.  We offer massage programs at three campuses and cosmetology programs at four campuses.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2014, we offered culinary programs at four campuses.

Index
Business and Information Technology.    For the year ended December 31, 2014, 5% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 30 to 208 weeks in length, with tuition rates of $13,000 to $80,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our computer networking and security and computer and network support technician.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  As of December 31, 2014, we offered these programs at 12 of our campuses.

MARKETING AND STUDENT RECRUITMENT

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at potential students who are entering the workforce, or who are underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising.    Our marketing program utilizes integrated advertising such as the Internet, television, and various print media, direct mail, and event marketing campaigns and represented the majority of our new enrollments.  These campaigns are enhanced by student and alumni referrals.  Internet lead generation is our most successful medium, built upon successful search engine optimization and specific keywords.  Our website inquiries incorporate integrated campaigns that direct potential students to the Lincoln website where they may request additional information on a program of interest.  Our internal systems enable us to closely monitor and track the effectiveness of each advertisement on a daily or weekly basis and make adjustments accordingly to enhance efficiency and limit our student acquisition costs.  In 2015, we started a marketing campaign as “Lincoln Tech, America’s Technical Institute”.

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented 16% to 25% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to potential students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further educate these individuals on the strengths of our programs. Graduates who have gone on to enjoy success in the workforce frequently recommend our programs, as do employers who are pleased with the performance of our graduates whom they have hired.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 240 field and campus-based representatives who meet directly with potential students during presentations conducted at high schools, in the potential student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with potential students in their homes. During 2014, we recruited approximately 25% of our students directly out of high school.  During the second half of 2014, we restructured our destination salesforce by eliminating certain representatives from the field and replacing them with fewer centralized representatives operating from a call center.  In addition, we are piloting a new comprehensive customer relationship management software by Salesforce which is designed to improve the student’s experience by enhancing student engagement through continuing communication over the student’s life cycle.  In addition, the software provides a means to better manage productivity and communicate across functional departments.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 13,278 students enrolled as of December 31, 2014 and our average enrollment for the year ended December 31, 2014 was 14,010 students, a decrease of 5.4% in average enrollment from December 31, 2013. We had 13,561 students enrolled as of December 31, 2013 and our average enrollment for the year ended December 31, 2013 was 14,804 students, a decrease of 12.7% in average enrollment from December 31, 2012.

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

Index
JOB PLACEMENT

We believe that assisting our graduates in securing employment after completing their program of study is critical to our ability to attract high quality students. In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV Programs. See "Regulatory Environment—Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers need. Each school has an advisory council made up of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the market. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. Throughout the year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  In addition, many of our schools have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our allied health students are required to participate in an externship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

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

As of December 31, 2014, we had approximately 2,572 employees, including 670 full-time faculty and 381 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2015 and 2018.  We believe that we have good relationships with these unions and our employees.

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

Our primary competition for students are community colleges and other career schools, both for-profit and not-for-profit. We focus on programs that are in high demand. We compete against community colleges by seeking to offer more frequent start dates, more flexible hours, better instructional resources, more hands on training, shorter program length and greater assistance with job placement. We compete against the other career schools by seeking to offer a higher quality of education and higher quality instructional equipment. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors. As we continue to add courses and degree programs, our competitors within a given market increase.

Index
ENVIRONMENTAL MATTERS

We use hazardous materials at our training facilities and campuses, and generate small quantities of waste such as used oil, antifreeze, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for our air emissions and to meet operational and maintenance requirements. In the event we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties. Climate change has not had and is not expected to have a significant impact on our operations.

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”), which are administered by the DOE. For the year ended December 31, 2014, approximately 80% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees and, in some cases, for living expenses or other costs of attendance.

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

State Authorization

Each of our schools must be authorized by the applicable education agencies in the states in which the school is physically located, and in some cases other states, in order to operate and to grant degrees, diplomas or certificates to its students. State agency authorization is also required in each state in which a school is physically located in order for the school to become and remain eligible to participate in Title IV Programs.  If we are found not to be in compliance with the applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to stop providing services in that state, which could have a significant impact on our business and results of operations.  Currently, each of our schools is authorized by the applicable state education agencies in the states in which the school is physically located and in which it recruits students.

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

The DOE published new regulations that took effect on July 1, 2011 (the “2011 DOE Rules”), that expand the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes.  In some cases, the regulations will require states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in Title IV Programs.  If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in Title IV Programs.  The DOE stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the DOE will interpret these requirements in each state.

Index
If any of our schools fail to comply with state licensing requirements, they are subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, or failed to comply with the DOE’s state authorization requirements, that school would lose its eligibility to participate in Title IV Programs, the Title IV eligibility of its related additional locations could be affected, the impacted schools would be unable to offer its programs, and we could be forced to close the schools. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students or to operate in that state.

Due to state budget constraints in certain states in which we operate, it is possible that those states may continue to reduce the number of employees in, or curtail the operations of, the state education agencies that oversee our schools. A delay or refusal by any state education agency in approving any changes in our operations that require state approval could prevent us from making such changes or could delay our ability to make such changes.  States periodically change their laws and regulations applicable to our schools and such changes could require us to change our practices and could have a significant impact on our business and results of operations.

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2014, 16 of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC; 18 of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS; one of our campuses is accredited by the New England Association of Schools and Colleges of Technology, or NEASC; and one of our campuses is accredited by the Accrediting Bureau of Health Education Schools, or ABHES. All of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission, the date by which its accreditation must be renewed and the type of accreditation.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Philadelphia, PA2	September 30, 2013	May 1, 2018	National
Union, NJ1	May 29, 2014	February 1, 2019	National
Mahwah, NJ1	March 10, 2010	August 1, 2014[3]	National
Melrose Park, IL2	June 2, 2010	November 1, 2014[3]	National
Denver, CO1	March 9, 2011	February 1, 2016	National
Columbia, MD	March 7, 2012	February 1, 2017	National
Grand Prairie, TX1	December 7, 2011	August 1, 2016	National
Allentown, PA1	March 7, 2012	January 1, 2017	National
Nashville, TN1	November 30, 2012	May 1, 2017	National
Indianapolis, IN	November 30, 2012	November 1, 2017	National
New Britain, CT	June 4, 2014	January 1, 2018	National
Shelton, CT2	March 5, 2014	September 1, 2018	National
Queens, NY1	June 4, 2013	June 1, 2018	National
Hartford, CT	June 2, 2010	November 1, 2014[3]	National
East Windsor, CT2	December 4, 2013	February 1, 2018	National
South Plainfield, NJ1	September 2, 2014	August 1, 2019	National

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Campus undergoing re-accreditation. Each campus has received written confirmation that it remains accredited pending consideration of its application for reaccreditation.

Index
Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Brockton, MA1	August 28, 2014	December 31, 2020	National
Lincoln, RI1	August 28, 2014	December 31, 2019	National
Lowell, MA1	January 5, 2015	December 31, 2019	National
Somerville, MA1	August 28, 2014	December 31, 2019	National
Philadelphia (Center City), PA1	April 26, 2013	December 31, 2016	National
Edison, NJ	April 26, 2013	December 31, 2016	National
Marietta, GA1	August 28, 2014	December 31, 2019	National
Moorestown, NJ1	April 26, 2013	December 31, 2016	National
Paramus, NJ1	April 26, 2013	December 31, 2016	National
Philadelphia (Northeast), PA1	April 26, 2013	December 31, 2016	National
West Palm Beach, FL1	August 28, 2014	December 31, 2019	National
Las Vegas (Summerlin), NV1	August 29, 2014	December 31, 2019	National
Henderson (Green Valley), NV1	January 5, 2015	December 31, 2019	National

1	Branch campus of main campus in Edison, NJ

New England Association of Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Comprehensive Evaluation	Type of Accreditation
Southington, CT	June 29, 2012	Fall 2017	Regional

Accrediting Bureau of Health Education Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Fern Park, FL	August 4, 2014	August 31, 2015	National

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. If any one of our schools loses its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. Our school in Fern Park, Florida received a letter from ABHES in February 2015, further to a notification first received in August 2013 and 2014, directing the school to show cause why its accreditation should not be withdrawn.  On February 27, 2015, our Board of Directors approved a plan to cease operations at the Fern Park, Florida school which is scheduled to close in the first quarter of 2016.

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.  Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.  Under new gainful employment or GE regulations issued by the DOE, institutions may be required to certify that they have programmatic accreditation under certain circumstances.  See “—Regulatory Environment – DOE Development of New Regulations.”

Nature of Federal and State Support for Post-Secondary Education

The federal government provides a substantial part of the support for post-secondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the DOE. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the expected amount a student and his or her family can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study and must meet other applicable eligibility requirements for the receipt of Title IV funds. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

Index
Students at our schools received grants and loans to fund their education under the following Title IV Programs:  (1) the Federal Direct Loan, or FDL, Program, (2) the Federal Pell Grant, or Pell, program, (3) the Federal Supplemental Educational Opportunity Grant program, and (4) the Federal Perkins Loan, or Perkins, program.

Federal Direct Loan Program.    The lender under this program is the DOE rather than a bank or other lending institution.  For the year ended December 31, 2014, we derived approximately 55% of our Title IV revenues (calculated based on cash receipts) from the FDL Program.

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2014, we derived approximately 21% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    Under the Federal Supplemental Educational Opportunity Grant program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2014, we received less than 1% of our revenues (calculated based on cash receipts) from the Federal Supplemental Educational Opportunity Grant program.

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is funded by the DOE and the remainder by the school receiving the funds. Each school is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. For the year ended December 31, 2014, all of our schools have ceased awarding loans under the Perkins program and, therefore, we did not derive any of our revenues (calculated based on cash receipts) from the Perkins program.  One of our schools continues to receive repayments of prior Perkins loans from students.

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

Index
Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following 7 institutions as of December 31, 2014, collectively consisting of 7 main campuses and 24 additional locations:

Main Instituion/Campus(es)	Additional Location(s)
Edison, NJ	Moorestown, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Philadelphia, PA (Northeast)
Somerville, MA
Lowell, MA
Brockton, MA
Lincoln, RI
Marietta, GA
West Palm Beach, FL
Henderson, NV (Green Valley)
Las Vegas, NV (Summerlin)
Hartford, CT
New Britain, CT	Shelton, CT
Philadelphia, PA
East Windsor, CT
Melrose Park, IL
Fern Park, FL

Indianapolis, IN	Grand Prairie, TX
Nashville, TN
Denver, CO
Union, NJ
Mahwah, NJ
Queens, NY
Allentown, PA
South Plainfield, NJ
Columbia, MD

Southington, CT

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the Higher Education Act of 1965, as amended (“HEA”) and other laws governing Title IV programs.  On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315, reauthorized the Title IV HEA programs through at least September 30, 2014.  The HEA was automatically extended through September 30, 2015. Congress will be considering reauthorization of the Title IV HEA programs, but it is unknown when Congress will complete that process or what changes will be made to the HEA or other laws affecting Federal student aid.

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

DOE Development of New Regulations. The DOE issued final regulations on October 29, 2010, with a general effective date of July 1, 2011, and which included, but were not limited to:  revisions to the incentive compensation rule, a significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs, the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV programs and student eligibility to receive Title IV aid, ability to benefit students, misrepresentation of information provided to students and prospective students, incentive compensation, state authorization as a component of institutional eligibility, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, monitoring grade point averages, retaking coursework, return of Title IV funds with respect to term‑based programs with modules or compressed courses and with respect to taking attendance, and the timeliness and method of disbursements of Title IV funds. The topics covered in these regulations also included a new federal definition of a “credit hour” for federal student aid purposes.  The new definition has resulted in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  The implementation of all of the October 2010 final regulations required us to change certain of our practices to comply with these requirements.  The changes to our practices have had and may continue to have, and any inability by us to comply with these regulations after the effective date could have, a significant impact on our business and results of operations.

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

In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations, which would replace those vacated by the District Court. The DOE held negotiating sessions with the committee beginning in September 2013 and concluding in December 2013. In October 2014, the DOE issued final regulations on gainful employment requiring each educational program to achieve threshold rates in two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions. The regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The regulations also require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year. The final regulations also contain other provisions that, among other things, include disclosure, reporting, new program approval, and certification requirements.  The certification requirements will require each institution to certify to the DOE that each gainful employment program is programmatically accredited, if such accreditation is required by a Federal governmental entity or by governmental entity in the state in which the institution is physically located.

Index
The final regulations have a general effective date of July 1, 2015. The implementation of new gainful employment regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.  Based on our preliminary analysis the majority of our programs will not be effected and we should be able to alter the affected programs to meet the new regulations.

While the new regulations take effect on July 1, 2015, the initial burden to the institution will be on reporting and disclosure requirements.  The Department of Education is scheduled to begin publishing Debt/Earnings Rates as early as 2016 with punitive actions coming in 2018.  The Company believes this regulation will have a small impact on the business.

The DOE published additional new regulations in 2014 on other topics, including regulations related to adverse credit for borrowers of PLUS loans and related to certain campus safety and security related requirements.  The DOE also considered during negotiated rulemaking sessions in 2014, but did not publish, regulations on other topics including: clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; and state authorization for programs offered through distance education or correspondence education; and state authorization for foreign locations of institutions located in a state.

The DOE intends to use the negotiated rulemaking process during 2015 to develop new regulations on these and potentially other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from the negotiated rulemaking process in 2015 or the potential impact of such regulations on us or our institutions. The implementation of any new regulations by DOE could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

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

We have calculated that, for our 2014 fiscal year, our seven institutions' 90/10 Rule percentages ranged from 76% to 86%.  For 2013 and 2012 none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  Our calculations are subject to review by the DOE.

If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to lower the 90% threshold, or to otherwise change the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), or to make other changes to the 90/10 Rule, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

Student Loan Defaults.    The HEA limits participation in Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans above a prescribed rate (the “cohort default rate”).  The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults.  The cohort default rate is calculated on a federal fiscal year basis and measures the percentage of students who enter repayment of a loan during the federal fiscal year and default on the loan on or before the end of the federal fiscal year or the subsequent two federal fiscal years.

Under the HEA, an institution whose Federal Family Education Loan, or FFEL, and Federal Direct Loan, or FDL, cohort default rate is 30% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s three-year cohort default rate equals or exceeds 30% in two of the three most recent federal fiscal years for which the DOE has issued cohort default rates, the institution may be placed on provisional certification status.

In September 2014, the DOE released the final cohort default rates for the 2011 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2011 federal fiscal year range from 16.6% to 26.5%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2011 federal fiscal year or for the 2010 or 2009 federal fiscal years.

Index
In February 2015, the DOE released draft three-year cohort default rates for the 2012 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2015.  The weighted average cohort default rate for 2012 was 16.8%.  None of our existing institutions had draft cohort default rates of 30% or more.

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

If an institution's composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as "the zone." Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the title IV programs by choosing one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV funds received by our institutions during the most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the HCM2 and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV funds.

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2013 fiscal year reflecting a composite score of 1.4, based upon our calculations.  We chose the “Zone Alternative” option described above because, among other things, it does not require us to submit a letter of credit to the DOE and because the HCM1 payment method is less burdensome than the HCM2 or reimbursement methods of payment that the DOE has the authority to impose. We believe that, prior to moving to the HCM1 payment method on October 22, 2014, our procedures for processing Title IV payments were similar to those now required under the HCM1 payment method.  As of this date, we have not identified any impact on our ability to make disbursements of Title IV funds to our students or to receive funds for the amount of those disbursements from the DOE.

Index
For the 2014 fiscal year, we have calculated our composite score to be 1.3.  This number is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2014 fiscal year.  Our composite score for 2013 was 1.4.  The DOE regulations generally permit institutions with a composite score of between 1.0 and 1.4 to participate under the Zone Alternative for a period of up to three consecutive fiscal years.  We believe that if our composite score is below 1.5 for three consecutive years we will be able to continue to operate under the Zone Alternative; however, this determination is made solely by the DOE.  If our composite score drops below 1.0 in a given year or if our composite score remains between 1.0 and 1.4 for three or more consecutive years, we may be required to meet alternative requirements for continuing to participate in Title IV programs by submitting a letter of credit, complying with monitoring requirements, disbursing Title IV funds under the HCM1, HCM2, or reimbursement payment methods, and complying with other requirements and conditions.  Our existing credit agreement, which expires April 5, 2016, gives us the ability to draw up to $20 million under the revolving line of credit less letters of credit, except that during the period commencing on December 1, 2015 through January 15, 2016 we are required to reduce the outstanding revolving loans other than letters of credit to $0.  If we unable to sell our held for sale assets, leverage our other owned properties or obtain other financing in 2015, our composite score may be less than 1.0 as of December 31, 2015.

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

Index
A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate’s level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. Institutions that are provisionally certified may be required to obtain approval of certain educational programs. Two of our institutions (Edison and Indianapolis) are provisionally certified and required to obtain prior DOE approval of new degree, non-degree, and short-term training educational programs.  Under the new gainful employment regulations that take effect on July 1, 2015, institutions that are provisionally certified or that are subject to other requirements, including, but not limited to, for example, receiving Title IV funds under the cash monitoring or reimbursement methods, may be required to obtain approval of all new educational programs.  Each of our institutions is required to disburse Title IV funds under the HCM1 payment method and, therefore, may be required to obtain the DOE’s prior approval before adding a new educational program.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

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

Failure by an institution to satisfy any of these or other administrative capability criteria could cause the institution to be subject to sanctions or other actions by the DOE or to lose its eligibility to participate in Title IV Programs, which would have a significant impact on our business and results of operations.

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

Index
Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE adopted final rules that took effect on July 1, 2011 and amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors  (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule.  The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule.  The implementation of the final regulations required us to change our compensation practices and has had and will continue to have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

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

Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our schools are subject to audits, program reviews, and site visits by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE's Office of Inspector General, state education agencies, and the U.S. Department of Veterans Affairs and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution's administration of Title IV Program funds. The institution must submit the resulting audit report to the DOE for review.

By letter dated February 9, 2015, the Accrediting Bureau of Health Education Schools, or ABHES, notified our school in Fern Park, Florida that ABHES had deferred action on the school’s application for a continued grant of accreditation and directed the school to show cause why its accreditation should not be withdrawn.  ABHES is the institutional accreditor for the Fern Park school.  The February 9, 2015, correspondence identified two findings of alleged noncompliance with certain ABHES accreditation requirements related to financial standards and program outcomes.  ABHES has stated that the institution’s current grant of accreditation is continued through August 31, 2015.  The Fern Park school’s response to the show cause directive is due no later than May 1, 2015.  In response, ABHES could elect to continue the accreditation of the campus or take another action, including withdrawal of accreditation.  On February 27, 2015, our Board of Directors approved a plan to cease operations at the Fern Park, Florida school which is scheduled to close in the first quarter of 2016.

On January 2, 2013, the DOE notified our New Britain, Connecticut, campus that an on-site Program Review was scheduled to begin on January 28, 2013.  The Program Review assessed the institution’s administration of Title IV, HEA programs for the 2011-2012 and 2012-2013 award years.  The Program Review concluded on January 31, 2013.  On April 22, 2013, the DOE issued a Program Review Report that required our New Britain campus to respond to information provided in the report.  Our New Britain campus responded to the Program Review Report in correspondence that was received by the DOE on July 18, 2013.   On September 29, 2014, the DOE issued a Final Program Review Determination (FPRD) that closed the review, identified liabilities resulting from the DOE’s review, and also noted some issues that required our New Britain campus to respond to the DOE.  Our New Britain campus responded to the DOE’s request and is currently waiting for the DOE’s response. The liabilities calculated in the FPRD resulted in a payment of $102.75 to the DOE.

Index
On January 7, 2013, the DOE notified our Columbia, Maryland campus that an on-site Program Review was scheduled to begin on March 4, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-13 award years.  The Columbia, Maryland campus has not yet received the Program Review report from the DOE.

On April 26, 2013, the DOE notified our Union, New Jersey campus that an on-site Program Review was scheduled to begin on May 20, 2013. The Program Review assessed the institution’s administration of Title IV, HEA Programs in which the campus participated for the 2011-2012 and 2012-13 award years.  The Union, New Jersey campus has not yet received the Program Review report from the DOE.

If one of our schools fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution on provisional certification and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE.  An institution that is operating under this "Heightened Cash Monitoring, Type 1 status," is required to credit student accounts before drawing down funds under Title IV Programs and to draw down funds in an amount no greater than the previous disbursement to students and parents. Additionally, an institution's compliance audit is required to contain verification that this did occur throughout the year providing timely information regarding any of the following oversight and financial events:

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

We and our schools are also subject to complaints and lawsuits relating to regulatory compliance brought not only by federal and state regulatory agencies and our accrediting bodies, but also by third parties, such as present or former students or employees and other members of the public. If we are unable to successfully resolve or defend against any such complaint or lawsuit, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Moreover, even if we successfully resolve or defend against any such complaint or lawsuit, we may have to devote significant financial and management resources in order to reach such a result.

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

Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL program is 30% or greater for at least two of the three most recent federal fiscal years for which the DOE has issued three-year rates.

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

If we are found not to have satisfied the DOE's "administrative capability" requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A decrease in Title IV funding could adversely affect our revenue, as we received approximately 80% of our revenue (calculated based on cash receipts) from Title IV Programs in 2014, which would have a significant impact on our business and results of operations.

Failure of our schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding, which could affect our revenues and impose significant operating restrictions on us.

Our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the HEA and the regulations promulgated thereunder by the DOE, set forth numerous standards that our schools must satisfy to participate in various federal student financial assistance programs under Title IV Programs. In 2014, we derived approximately 80% of our revenues, calculated based on cash receipts, from Title IV Programs. To participate in Title IV Programs, each of our schools must receive and maintain authorization by the applicable education agencies in the state in which each school is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, student performances and outcomes, financial operations and financial condition. These regulatory requirements also affect our ability to acquire or open additional schools, add new educational programs, expand existing educational programs, and change our corporate structure and ownership.

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

Political and budgetary concerns significantly affect Title IV programs.  Congress periodically revises the HEA and other laws governing Title IV HEA Programs and annually determines the funding level for each Title IV Program. On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315 reauthorized the Title IV programs through at least September 30, 2014.  The HEA was automatically extended through September 30, 2015.  Congress will be considering reauthorization of the Title IV HEA programs, but it is unknown when Congress will complete that process or what changes will be made to the HEA or other laws affecting Federal student aid.  Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through those programs could result in increased administrative costs and decreased profit margin.

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

The DOE has changed its regulations, and may make other changes in the future, in a manner which could require us to incur additional costs in connection with our administration of the Title IV programs, affect our ability to remain eligible to participate in the Title IV programs, impose restrictions on our participation in the Title IV programs, affect the rate at which students enroll in our programs, or otherwise have a significant impact on our business and results of operations.

In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations, which would replace those vacated by the District Court. The DOE held negotiating sessions with the committee beginning in September 2013 and concluding in December 2013. In October 2014, the DOE issued final regulations on gainful employment requiring each educational program to achieve threshold rates in two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions. The regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The regulations also require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year. The final regulations also contain other provisions that, among other things, include disclosure, reporting, new program approval, and certification requirements.  The certification requirements will require each institution to certify to the DOE that each GE program is programmatically accredited, if such accreditation is required by a Federal governmental entity or by governmental entity in the state in which the institution is physically located

The final regulations have a general effective date of July 1, 2015. The implementation of new gainful employment regulations, or any other changes the DOE may propose and implement, could require us to eliminate certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations. Based on our preliminary analysis the majority of our programs will not be effected and we should be able to alter the affected programs to meet the new regulations.

The DOE published additional new regulations in 2014 on other topics, including regulations related to adverse credit for borrowers of PLUS loans and related to certain campus safety and security related requirements.  The DOE also considered during negotiated rulemaking sessions in 2014, but did not publish, regulations on other topics including clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; and state authorization for programs offered through distance education or correspondence education; and state authorization for foreign locations of institutions located in a state.

Index
The DOE intends to use the negotiated rulemaking process during 2015 to develop new regulations on these and potentially other topics. These regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from the negotiated rulemaking process in 2015 or the potential impact of such regulations on us or our institutions. The implementation of any new regulations by DOE could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

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

If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as “the zone.”  Under DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the title IV programs by choosing one of two alternatives:  1) the “Zone Alternative” under which we are required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV funds received by our institutions during the most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, we are permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the HCM2 and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV funds.

If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility.  If the DOE determines that an institution does not satisfy the DOE’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2013 fiscal year reflecting a composite score of 1.4, based upon our calculations.  We chose the “Zone Alternative” option described above because, among other things, it does not require us to submit a letter of credit to the DOE and because the HCM1 payment method is less burdensome than the HCM2 or reimbursement methods of payment that the DOE has the authority to impose. We believe that, prior to moving to the HCM1 payment method on October 22, 2014, our procedures for processing Title IV payments were similar to those now required under the HCM1 payment method.  As of this date, we have not identified any impact on our ability to make disbursements of Title IV funds to our students or to receive funds for the amount of those disbursements from the DOE.

Index
For the 2014 fiscal year, we have calculated our composite score to be 1.3.  This number is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2014 fiscal year.  Our composite score for 2013 was 1.4.  The DOE regulations generally permit institutions with a composite score of between 1.0 and 1.4 to participate under the Zone Alternative for a period of up to three consecutive fiscal years.  We believe that if our composite score is below 1.5 for three consecutive years we will be able to continue to operate under the Zone Alternative; however, this determination is made solely by the DOE.  If our composite score drops below 1.0 in a given year or if our composite score remains between 1.0 and 1.4 for three or more consecutive years, we may be required to meet alternative requirements for continuing to participate in Title IV programs by submitting a letter of credit, complying with monitoring requirements, disbursing Title IV funds under the HCM1, HCM2, or reimbursement payment methods, and complying with other requirements and conditions.  Our existing credit agreement, which expires April 5, 2016, gives us the ability to draw up to $20 million under the revolving line of credit less letters of credit, except that during the period commencing on December 1, 2015 through January 15, 2016 we are required to reduce the outstanding revolving loans other than letters of credit to $0.  If we unable to sell our held for sale assets, leverage our other owned properties or obtain other financing in 2015, our composite score may be less than 1.0 as of December 31, 2015.

We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based  directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE issued final rules effective July 1, 2011 that amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors (and thereby reducing the scope of permissible payments under the rule) and expanding the scope of payments and employees subject to the rule.  The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule.  The implementation of the final regulations required us to change our compensation practices and has had and may continue to have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.  If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

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

A school also must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution, including achieving and maintaining stringent retention, completion and placement outcomes. Certain states require institutions to maintain accreditation as a condition of continued authorization to grant degrees. The HEA requires accrediting commissions recognized by the DOE to review and monitor many aspects of an institution's operations and to take appropriate disciplinary action when the institution fails to comply with the accrediting agency's standards. See “Regulatory Environment – Accreditation.”  If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. Our school in Fern Park, Florida received a letter from ABHES in February 2015 directing the school to show cause why its accreditation should not be withdrawn.  See “Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”  Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a significant impact on our business and operations. On February 27, 2015, our Board of Directors approved a plan to cease operations at the Fern Park, Florida school which is scheduled to close in the first quarter of 2016.

Index
Programmatic accreditation is the process through which specific programs are reviewed and approved by industry- and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.    Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.  Moreover, under new gainful employment regulations issued by the DOE, institutions may be required to certify that they have programmatic accreditation under certain circumstances.  See “—Regulatory Environment – DOE Development of New Regulations.”  Failure to comply with these new requirements, which take effect on July 1, 2015, could impact the Title IV eligibility of educational programs that are required to maintain such programmatic accreditation.

Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs exceeds 90%, which could reduce our student population and revenues.

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

We have calculated that, for our 2014 fiscal year, our existing institutions' 90/10 Rule percentages ranged from 76% to 86%.  For 2014, none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  Our calculations are subject to review by the DOE.

If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 purposes, to lower the 90% threshold, or to otherwise change the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), to make other changes to the 90/10 Rule, or if there were a reduction in funding in other forms of federal or state financial aid, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual federal fiscal year basis as the rate at which borrowers scheduled to begin repayment on their loans in the federal fiscal year default on those loans during the federal fiscal year or the subsequent two federal fiscal years

An institution whose FFEL and FDL cohort default rate is 30% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s cohort default rate equals or exceeds 30% in two of the three most recent federal fiscal years for which the DOE has issued cohort default rates, the institution may be placed on provisional certification status.

In September 2014, the DOE released the final cohort default rates for the 2011 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2011 federal fiscal year range from 16.6% to 26.5%.  None of our institutions had a final cohort default rate equal to or greater than 30% for the 2011 federal fiscal year.

In February 2015, the DOE released draft three-year cohort default rates for the 2012 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2015.  The weighted average cohort default rate for 2012 was 16.8%.  None of our existing institutions had draft cohort default rates of  30% or more.

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

Issuance or sales of a substantial amount of our common stock could result in a change in control under the DOE standards, the standards of state education agencies, and/or the standards of certain institutional accrediting agencies, and could require each of our schools to apply for recertification for continued ability to participate in Title IV Programs and reaffirmation of their state authorizations and accreditations. The failure to obtain the required recertifications and reaffirmations could have a significant impact on our results of operations.

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

If we fail to apply for or obtain approvals from the DOE and applicable state education agencies and accrediting commissions, our institutions could lose their approval to participate in the Title IV Programs, their accreditation, and their authority to operate in the applicable states, which would have a significant impact on our results of operation.

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

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the federal programs of student financial aid authorized under the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2014, approximately 80% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees.

Index
In connection with the students' receipt of federal financial aid, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Title IV Programs, and the regulations issued thereafter by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the various federal student financial aid programs.  The DOE has published new regulations, proposed other regulations, and may propose additional regulations in the future that are applicable to our institutions.  Failure of an institution to comply with new or existing DOE regulations could result in sanctions that could have a significant impact on our business, including, but not limited to:

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

A decline in the overall growth of enrollment in postsecondary institutions, or in our core disciplines, could cause us to experience lower enrollment at our schools, which could negatively impact our future growth.

Enrollment in degree-granting, postsecondary institutions over the next ten years is expected to be slower than in the prior ten years.  In addition, the number of high school graduates eligible to enroll in degree-granting, postsecondary institutions is expected to fall before resuming a growth pattern for the foreseeable future. Although, as of December 31, 2014, only 18.3% of our students were enrolled in degree-granting programs (primarily at the associate's degree level), our strategy is to expand our degree granting offerings. In order to increase our current growth rates in degree granting programs, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of diploma or degree granting programs that we offer and seek to offer. Our failure to attract new students, or the decisions by prospective students to seek diploma or degree programs in other disciplines, would have an adverse impact on our future growth.

Our business could be adversely impacted by additional legislation, regulations, or investigations regarding private student lending because students attending our schools rely on private student loans to pay tuition and other institutional charges.

The U.S. Consumer Financial Protection Bureau (“CFPB”), under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, has supervisory authority over private education loan providers.  The CFPB has been active in conducting investigations into the private student loan market and issuing several reports with findings that are critical of the private student loan market.  The CFPB has initiated investigations into the lending practices of other institutions in the for-profit education sector.  The CFPB has issued procedures for further examination of private education loans and published requests for information regarding repayment plans and regarding arrangements between schools and financial institutions.  We cannot predict whether any of this activity, or other activities, will result in Congress, the CFPB or other regulators adopting new legislation or regulations, or conducting new investigations, into the private student loan market or into the loans received by our students to attend our institutions.  Any new legislation, regulations, or investigations regarding private student lending could limit the availability of private student loans to our students, which could have a significant impact on our business and operations.

Index
RISKS RELATED TO OUR BUSINESS

If we are unable to improve our liquidity by monetizing certain of our assets or by securing other forms of financing, our cash flows and operations could be adversely affected.

For the last several years, we and the proprietary school sector generally have faced various forms of adversity which have contributed to deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have hindered potential students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population. We also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months. Our available sources of cash primarily include cash from operations, cash and cash equivalents on hand at December 31, 2014 of $12.3 million and the ability to draw up to $20 million under the revolving line of credit less letters of credit that was extended through April 2016. To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have the ability to leverage our owned real estate that is not classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

In addition to the aforementioned current sources of capital that will provide short term liquidity, we also plan to sell approximately $50.9 million in assets which are currently classified as held for sale and are expected to be sold within one year. We also are currently exploring various other alternatives including debt financing vehicles and strategic partnerships. However, at this time we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to sell our assets classified as held for sale, leverage certain of our properties or obtain additional funding, our financial condition and results of operations may be materially adversely affected.

We may not be able to successfully integrate acquisitions into our business, which may materially adversely affect our business, financial condition, results of operations and could cause the market value of our common stock to decline.

 Since 1999, we have acquired a number of schools and we intend to continue to grow our business through acquisitions and internal expansion of our programs. The anticipated benefits of an acquisition may not be achieved unless we successfully integrate the acquired school or schools into our operations and are able to effectively manage, market and apply our business strategy to any acquired schools. Integration challenges include, among others, regulatory approvals, significant capital expenditures, assumption of known and unknown liabilities and our ability to control costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the senior management of the acquired schools, which could decrease the time that they devote to the day-to-day management of our business. The difficulties of integration may initially be increased by the necessity of integrating personnel with disparate business backgrounds and corporate cultures. Management's focus on the integration of acquired schools and on the application of our business strategy to those schools could interrupt or cause loss of momentum in our other ongoing activities.  Our inability to properly manage or support the growth may have a significant impact on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.

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

Our total assets reflect substantial intangible assets. At December 31, 2014, goodwill and identified intangibles, net, associated with our acquisitions decreased to approximately 10.9% from 21.0% of total assets at December 31, 2013.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

In 2014, we tested goodwill and long-lived assets for impairment and determined that impairments existed which resulted in a pre-tax charge of $43.0 million ($2.1 million included in discontinued operations).

In 2013, we tested goodwill and long-lived assets for impairment and determined that impairments existed which resulted in a pre-tax charge of $6.2 million ($2.3 million included in discontinued operations).

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

As of December 31, 2014, we operated 31 campuses in 15 states. 15 of those schools are located in the states of New Jersey, Connecticut and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey, Connecticut or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey, Connecticut and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a significant impact on our student population, revenues and financial results.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages.  Adverse market conditions for consumer and federally guaranteed student loans could result in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Private lenders could also require that we pay them new or increased fees in order to provide alternative loans to prospective students. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a significant impact on our financial condition, results of operations and cash flows.
In addition, any actions by the U.S. Congress or by states that significantly reduce funding for Title IV Programs or other student financial assistance programs, or the ability of our students to participate in these programs, or establish different or more stringent requirements for our schools to participate in those programs, could have a significant impact on our student population, results of operations and cash flows.

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

Index
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

We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our student may be vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks could evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A wide range of high profile data breaches in 2014 has led to renewed interest in federal data and cybersecurity legislation that could increase our costs and/or require changes in our operating procedures or systems. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

As of December 31, 2014, we leased all of our facilities, except for our campuses in West Palm Beach, Florida, Nashville, Tennessee, Grand Prairie, Texas, and Denver, Colorado, all of which we own.  Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and one of our facilities in Grand Prairie, Texas) were also accounted for by us under a finance lease obligation. We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2014, all of our existing leases expire between February 2015 and October 2032.

The following table provides information relating to our facilities as of December 31, 2014, including our corporate office:

Location	Brand	Approximate Square Footage
Henderson, Nevada	Euphoria Institute	18,000
Las Vegas, Nevada	Euphoria Institute	19,000
Southington, Connecticut	Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
West Palm Beach, Florida	Lincoln College of Technology	117,000
Hartford, Connecticut	Lincoln Technical Institute	367,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Fern Park, Florida	Lincoln Technical Institute	46,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	21,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	36,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute	47,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	278,000
West Orange, New Jersey	Corporate Office	52,000
Plymouth Meeting, Pennsylvania	Corporate Office	6,000
Melbourne, Florida	Florida Medical Training Institute	11,000
Jacksonville, Florida	Florida Medical Training Institute	7,000
Tampa, Florida	Florida Medical Training Institute	8,000
Miami, Florida	Florida Medical Training Institute	7,000
Coral Springs, Florida	Florida Medical Training Institute	7,000

We believe that our facilities are suitable for their present intended purposes.

Index
ITEM 3.	LEGAL PROCEEDINGS

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

In accordance with applicable accounting guidance, the Company establishes a loss contingency for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. A loss contingency in the amount of $1.0 million was established for the year ended December 31, 2014. The Company continues to monitor the matter for further developments that could affect the amount of the liability that has been established.

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

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Select Market, for the periods indicated and the cash dividends per share declared on our common stock:

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2014
First Quarter	$5.27	$3.63	$0.07
Second Quarter	$4.49	$3.56	$0.07
Third Quarter	$4.57	$2.21	$0.02
Fourth Quarter	$3.66	$2.42	$0.02

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2013
First Quarter	$6.59	$5.00	$0.07
Second Quarter	$7.02	$5.12	$0.07
Third Quarter	$6.99	$4.58	$0.07
Fourth Quarter	$5.56	$4.48	$0.07

On March 12, 2015, the last reported sale price of our common stock on the Nasdaq Global Select Market was $2.88 per share.  As of March 12, 2015, based on the information provided by Continental Stock Transfer & Trust Company, there were 34 stockholders of record of our common stock.

Dividend Policy

On October 29, 2014, our Board of Directors declared a quarterly cash dividend of $0.02 per share of common stock outstanding, which was paid on December 31, 2014 to shareholders of record on December 15, 2014.  On February 27, 2015, our Board of Directors discontinued the quarterly cash dividend.

Index
Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock during the period from January 4, 2010 through December 31, 2014 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on January 4, 2010, and any dividends were reinvested on the date on which they were paid.

The information provided under the heading "Stock Performance Graph" shall not be considered "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a filing.

Companies in the Peer Group include Apollo Group, Inc., Career Education Corp., DeVry, Inc., ITT Educational Services, Inc., Strayer Education, Inc. and Universal Technical Institute, Inc.

Index
Securities Authorized for Issuance under Equity Compensation Plans
We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2014 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	424,167	$13.65	908,231
Equity compensation plans not approved by security holders	-	-	-
Total	424,167	$13.65	908,231

Index
ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2014 and historical consolidated balance sheet data at December 31, 2014 and 2013 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2011 and 2010 and historical consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our consolidated financial information not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Operations Data, Year Ended December 31:
Revenue	$325,022	$341,512	$380,163	$456,722	$543,734
Cost and expenses:
Educational services and facilities	164,352	169,049	178,271	196,639	210,684
Selling, general and administrative	168,441	175,978	189,488	216,846	242,320
(Gain) loss on sale of assets	(58)	(501)	(75)	4	(15)
Impairment of goodwill and long-lived assets	40,836	3,908	25,221	8,290	4,850
Total costs and expenses	373,571	348,434	392,905	421,779	457,839
Operating (loss) income	(48,549)	(6,922)	(12,742)	34,943	85,895
Other:
Interest income	153	37	2	17	30
Interest expense	(5,613)	(4,667)	(4,475)	(4,369)	(4,522)
Other income	297	18	14	18	45
(Loss) income from continuing operations before income taxes	(53,712)	(11,534)	(17,201)	30,609	81,448
(Benefit) provision for income taxes (1)	(4,225)	19,591	(2,282)	13,053	31,117
(Loss) income from continuing operations	(49,487)	(31,125)	(14,919)	17,556	50,331
(Loss) gain from discontinued operations, net of income taxes	(6,646)	(20,161)	(22,267)	(16)	19,400
Net (loss) income	$(56,133)	$(51,286)	$(37,186)	$17,540	$69,731
Basic
(Loss) earnings per share from continuing operations	$(2.17)	$(1.38)	$(0.67)	$0.80	$2.06
(Loss) earnings per share from discontinued operations	(0.29)	(0.90)	(1.01)	(0.00)	0.79
Net (loss) income per share	$(2.46)	$(2.28)	$(1.68)	$0.80	$2.86
Diluted
(Loss) earnings per share from continuing operations	$(2.17)	$(1.38)	$(0.67)	$0.79	$2.01
(Loss) earnings per share from discontinued operations	(0.29)	(0.90)	(1.01)	(0.00)	0.78
Net (loss) income per share	$(2.46)	$(2.28)	$(1.68)	$0.79	$2.79
Weighted average number of common shares outstanding:
Basic	22,814	22,513	22,195	22,020	24,418
Diluted	22,814	22,513	22,195	22,155	25,024
Other Data:
Capital expenditures	$7,472	$6,538	$8,839	$38,119	$42,352
Depreciation and amortization from continuing operations	19,201	21,808	23,979	25,320	24,067
Number of campuses	31	33	33	34	34
Average student population from continuing operations (2)	14,010	14,804	16,961	21,396	26,221
Cash dividend declared per common share	$0.18	$0.28	$0.28	$0.07	$1.00
Balance Sheet Data, At December 31:
Cash and cash equivalents and restricted cash	$42,299	$67,386	$61,708	$26,524	$66,689
Working capital (deficit) (3)	29,585	47,041	40,939	1,540	(4,176)
Total assets	213,707	305,949	346,774	362,251	412,822
Total debt (4)	65,181	90,116	73,527	36,508	56,945
Total stockholders' equity	83,010	145,196	198,477	239,025	222,485

Index
All amounts have been restated to give effect to discontinued operations in 2014 and 2013.

(1)            (Benefit) provision for income taxes includes a valuation allowance from continuing operations of $46.7 million and $23.5 million for the year ended December 31, 2014 and 2013, respectively.

(2)            Average student population includes diploma and above students and excludes short certificate programs.

(3)            Working capital (deficit) is defined as current assets less current liabilities.

(4)            Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2014 incurred in connection with a sale-leaseback transaction as further described in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

GENERAL

We are a leading provider of diversified career-oriented post-secondary education as measured by total enrollment. We offer recent high school graduates and working adults degree and diploma programs in five areas of study: automotive technology, health sciences, skilled trades, hospitality services and business and information technology. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of December 31, 2014, we enrolled 13,278 students at our 31 campuses across 15 states.  Of those schools, 15 are located in the states of New Jersey, Connecticut and Pennsylvania.

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

Tuition varies by school and by program and on average we increase tuition once a year by 2-3%. Our ability to raise tuition is influenced by the markets we serve, by the rate of tuition at other post-secondary schools and by regulatory requirements. We expect to be able to continue to raise tuition based on permitting market circumstances.

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our diploma/certificate programs range from 22 to 106 weeks, our associate’s degree programs range from 48 to 156 weeks, and our bachelor’s degree programs range from 104 to 208 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our revenue on a cash basis while approximately 20% was derived from state grants and cash payments made by students during 2014 and 2013.  The HEA requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 rule.

We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated through the student’s participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV funds for those students. Under Title IV Programs, the government funds a certain portion of a students’ tuition, with the remainder, referred to as “the gap,” financed by students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2-3% per year and restructured certain programs to reduce the amount of financial aid available to students, while funds received from Title IV Programs increased at lower rates.

Index

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. However, we believe that these risks are somewhat mitigated due to the following:

•	Our internal financing is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate;
•	Funding for students who interrupt their education is typically covered by Title IV funds as long as they have been properly packaged for financial aid; and
•	Creditworthy criteria to demonstrate student’s ability to pay.

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

DISCONTINUED OPERATIONS

2014 Event

On December 3, 2014, our Board of Directors approved a plan to cease operations at five training sites in Florida.  We performed a cost benefit analysis on several schools and concluded that the training sites contained a high fixed cost component and has had difficulty attracting enough students due to high competition to maintain a stable profit margin. Accordingly, we ceased operations at these campuses as of December 31, 2014.  This was a strategic shift to close all of our training sites and all locations that do not accept Title IV payments.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

The results of operations at these five training sites for the three year periods ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$2,140	$3,512	$2,610

Loss before income tax	(6,731)	(2,635)	(1,274)
Income tax benefit	(85)	-	(508)
Net loss from discontinued operations	$(6,646)	$(2,635)	$(766)

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.1 million for the year ended December 31, 2014.

2013 Event

On June 18, 2013, our Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of our Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” (“ATB”) students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  Accordingly, the Company ceased operations at these campuses as of December 31, 2013.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

Index
The results of operations at these five campuses for the two year periods ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Revenue	$7,724	$19,924

Loss before income tax	(17,287)	(13,641)
Income tax expense (benefit)	239	(5,444)
Net loss from discontinued operations	$(17,526)	$(8,197)

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

The results of operations at these seven campuses for the one year periods ended December 31, 2012 were as follows (in thousands):

Year Ended December 31,
2012
Revenue	$8,500

Loss before income tax	(22,142)
Income tax benefit	(8,837)
Net loss from discontinued operations	$(13,305)

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.5 million for the year ended December 31, 2012.

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

Allowance for uncollectible accounts.    Based upon experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables. We use an internal group of collectors in our collection efforts. In establishing our allowance for uncollectible accounts, we consider, among other things, current and expected economic conditions, a student's status (in-school or out-of-school), whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history. Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Index
Our bad debt expense as a percentage of revenues for the years ended December 31, 2014, 2013 and 2012 was 4.7%, 4.1% and 5.1%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2014, 2013 and 2012 would have resulted in an increase in bad debt expense of $3.3 million, $3.4 million and $3.8 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students and our loan commitments.  Our loan commitments to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition.   We only extend credit to the extent there is a financing gap between the tuition and fees charged for the program and the amount of grants, loans and parental loans each student receives.  Each student’s funding requirements are unique.  Factors that determine the amount of aid available to a student include whether they are dependent or independent students, Pell grants awarded, Federal Direct loans awarded, Plus loans awarded to parents and family contributions. As a result, it is extremely difficult to predict the number of students that will need us to extend credit to them. Our tuition increases have averaged 2-3% annually and have not meaningfully impacted overall funding requirements, since the amount of financial aid funding available to students in recent years has increased at greater rates than our tuition increases.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2014, goodwill was approximately $22.2 million, or 10.4%, of our total assets which decreased from approximately $62.5 million, or 20.4% at December 31, 2013.  This decrease was due to the impairment of goodwill in the three months ended September 30, 2014.

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

At December 31, 2014, we conducted our annual test for goodwill impairment and determined we did not have an impairment.  The fair value of our reporting units were determined using Level 3 inputs included in our multiple of earnings and discounted cash flow approach.  We concluded that as of September 30, 2014 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, we tested goodwill for impairment.  The test indicated that 10 of our reporting units were impaired, which resulted in a pre-tax non-cash charge of $39.0 million for the three months ended September 30, 2014 ($1.9 million of which is included in discontinued operations).

At December 31, 2013, we conducted our annual test for goodwill impairment and determined we did not have an impairment.  The fair value of our reporting units were determined using Level 3 inputs included in our multiple of earnings and discounted cash flow approach.  As of June 30, 2013, we concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013.

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

Index

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. During 2014 and 2013, there were no new stock option grants.  The weighted average fair values of options granted during 2012 was $2.52 using the following weighted average assumptions for grants:

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2014 and 2013, the interest and penalties expense associated with uncertain tax positions are not significant to our results of operations or financial position.

Index
Results of Continuing Operations for the Three Years Ended December 31, 2014

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	50.6%	49.5%	46.9%
Selling, general and administrative	51.8%	51.5%	49.8%
Gain on sale of assets	0.0%	-0.1%	0.0%
Impairment of goodwill and long-lived assets	12.5%	1.1%	6.7%
Total costs and expenses	114.9%	102.0%	103.4%
Operating loss	-14.9%	-2.0%	-3.4%
Interest expense, net	-1.6%	-1.4%	-1.1%
Loss from continuing operations before income taxes	-16.5%	-3.4%	-4.5%
(Benefit) provision for income taxes	-1.3%	5.7%	-0.6%
Loss from continuing operations	-15.2%	-9.1%	-3.9%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue.   Revenue decreased by $16.5 million, or 4.8%, to $325.0 million for the year ended December 31, 2014 from $341.5 million for the year ended December 31, 2013.  The decrease stems from the fact that we experienced a 5.4% decline in average student population, which decreased to approximately 14,000 students from 14,800 students for the respective periods, offset by a 0.6% increase in average revenue per student mainly due to tuition rate increases diluted by scholarships.  We began 2014 with approximately 1,800 or 11.4%, fewer students than we had on January 1, 2013.

Increased scholarship awards also contributed to the revenue decline. Scholarships are recognized ratably over the term of the student’s program.  This has resulted in an increase in discounts applied for students currently attending our programs by $3.4 million for 2014 as compared to 2013.  While scholarships have negatively impacted revenue, we believe we provide more students the opportunity to pursue their educational goals by assisting in their affordability challenge.

Furthermore, 2014 revenue was reduced by a loss of revenue and student refunds in connection with the merger of our Las Vegas, Nevada and Hamden, Connecticut campuses with their respective neighboring campuses.

For a general discussion of trends in our student enrollment, see “- Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $4.7 million, or 2.8%, to $164.4 million for the year ended December 31, 2014 from $169.0 million for the year ended December 31, 2013.  The expense reductions were primarily due to a $4.1 million, or 4.8%, decrease in instructional expenses and a $0.3 million, or 2.0%, decrease in books and tools expense.

Instructional expense savings were a result of a reduction in the number of instructors and other related costs resulting from lower average student population. Similarly, the decrease in books and tools expense is also attributable to the decrease in average student population of approximately 800 students in 2014.

Our facilities expenses was essentially flat year over year.   We experienced an increase in insurance offset by lower rent expense as a result of a reduced number of campuses and lower depreciation expense primarily due to long-lived asset impairment charges.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  As a result, educational services and facilities expenses, as a percentage of revenue, increased to 50.6% for the year ended December 31, 2014 from 49.5% for the year ended December 31, 2013.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $7.5 million, or 4.3%, to $168.4 million for the year ended December 31, 2014 from $176.0 million for the year ended December 31, 2013.  Administrative expense was lower by $2.5 million, or 2.7%, after giving effect to one-time charges of $1.8 million for severances costs as a result of management restructuring and a $1.0 million expense related to a loss contingency relating to the Company’s campuses in Massachusetts.  The decrease was primarily driven by a reduction of salaries and benefit costs due to a smaller workforce year over year.

Index
Bad debt expense as a percentage of revenue was 4.7% for the year ended December 31, 2014, compared to 4.1% for the same period in 2013. Bad debt was negatively impacted by a combination of a slight deterioration in our collection history and a small increase in day’s sales outstanding.  The company is in the process of centralizing various aspects of the financial aid process to enhance the student customer service experience, improve quality control and reduce bad debt.

Sales and marketing expenses decreased $4.0 million, or 6.3% as a result of a reduction in marketing expenses of $1.5 million and $2.5 million in sales expense in 2014 compared to 2013.  The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of the Company’s decision to replace select representatives who cover large territories with a centralized call center staff eliminating travel costs and reducing salary expense. These changes yielded significant cost-savings and were a major component of our cost rationalization.  We continue to focus on our recruitment strategies while remaining compliant with the incentive compensation regulations.  In an effort to enhance the admissions process and results, the Company has invested in a new customer relationship management software designed to improve communications and efficiencies with the objective of positively impacting enrollments and start rate.

During 2014, we reduced our marketing expenses resulting in a decrease year over year mainly due to a decrease in average student population partially offset by production costs associated with our new marketing campaign as “Lincoln Tech, America’s Technical Institute”.  Additionally, as a result of the two merging campuses in 2014, we realized expense reductions of approximately $0.5 million in marketing expense.

Student services expense also decreased by $1.0 million, or 5.8%, to $16.0 million for 2014 as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense for the year ended December 31, 2014 increased to 51.8% from 51.5% for the year ended December 31, 2013.

As of December 31, 2014, we had outstanding loan commitments to our students of $34.1 million, as compared to $36.5 million at December 31, 2013.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.1 million at December 31, 2014, as compared to $26.5 million at December 31, 2013.  Loan commitments decreased as a result of lower population and fewer campuses.

Impairment of goodwill and long-lived assets.    We tested our goodwill and long-lived assets as of December 31, 2014 and determined there is no goodwill impairment, however, we recorded a $1.5 million long-lived asset impairment charge in connection with one asset group.  As of September 30, 2014 we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $41.4 million existed for 10 reporting units related to goodwill and six asset groups related to long-lived assets and intangible assets ($2.1 million is included in discontinued operations).

Previously, as of June 30, 2013, we determined that an impairment of approximately $4.5 million existed for two of our reporting units and four asset groups related to goodwill and long-lived assets ($0.7 million is included in discontinued operations); at March 31, 2013, we determined that an impairment of approximately $1.7 million existed for two asset groups related to long-lived assets ($1.6 million is included in discontinued operations).

Net interest expense.    Our net interest expense for the year ended December 31, 2014 increased by $0.8 million compared to prior year due to financing fees expensed associated with changes in our credit facility.

Income taxes.    Our benefit for income taxes for the year ended December 31, 2014 was $4.2 million, or 7.9% of pretax loss, compared to a provision for income taxes of $19.6 million, or 169.9%, of pretax income for the year ended December 31, 2013.

Prior to 2014, we had a deferred tax liability related to an indefinite life intangible that was not available to offset the net deferred tax asset when evaluating the amount of the valuation allowance needed.  As a result of our impairment of goodwill in the third quarter of 2014, the deferred tax liability related to the indefinite life intangible of $4.5 million was reversed resulting in a decrease in the valuation allowance needed. This release of the valuation allowance resulted in an income tax benefit.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by us in recent years.  On the basis of this evaluation, the realization of our deferred tax assets was not deemed to be more likely than not and thus we maintained a valuation allowance on our net deferred tax assets as of December 31, 2014.

Index
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue.   Revenue decreased by $38.7 million, or 10.2%, to $341.5 million for the year ended December 31, 2013 from $380.2 million for the year ended December 31, 2012.   The decrease was primarily attributable to a 12.7% decrease in average student population, which decreased to approximately 14,800 for the year ended December 31, 2013 from 17,000 for the year ended December 31, 2012, partially offset by a 2.9% increase in average revenue per student. We began 2013 with approximately 2,400, or 13.5%, fewer students than we had on January 1, 2012.

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

Average revenue per student increased 2.9% for the year ended December 31, 2013 from the year ended December 31, 2012, primarily from tuition increases that averaged 3%.

For a general discussion of trends in our student enrollment, see “- Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $9.2 million, or 5.2%, to $169.0 million for the year ended December 31, 2013 from $178.3 million for the year ended December 31, 2012.  This decrease in educational services and facilities expense was due to a $7.4 million, or 8.0%, decrease in instructional expenses, and a $1.4 million, or 7.9%, decrease in books and tools expense.

The decrease in instructional expenses was primarily due to a reduction in the number of instructors and other related costs at our campuses resulting from a lower student population.  The decrease in books and tools expense was attributable to a decline in student starts of approximately 2,400 for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Our education expenses contain a high fixed cost component and are not as leverageable as some of our other expenses.  As our student population decreases, we typically experience reductions in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

As a result, educational services and facilities expenses, as a percentage of revenue, increased to 49.5% for the year ended December 31, 2013 from 46.9% for the year ended December 31, 2012.

Selling, general and administrative expense.    Our selling, general and administrative expense for the year ended December 31, 2013 was $176.0 million, a decrease of $13.5 million, or 7.1%, from $189.5 million for the year ended December 31, 2012.  This decrease was primarily due to a $9.6 million, or 9.3%, decrease in administrative expenses, a $2.9 million, or 4.2%, decrease in sales and marketing expenses and a $1.0 million, or 5.5%, decrease in student services expenses.

The decrease in administrative expenses was due to a $5.4 million reduction in bad debt expense and a reduction in compensation and benefits.

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

As a percentage of revenues, selling, general and administrative expense for the year ended December 31, 2013 increased to 51.5% from 49.8% for the year ended December 31, 2012.

As of December 31, 2013, we had outstanding loan commitments to our students of $36.5 million as compared to $34.7 million at December 31, 2012.  Loan commitments, net of interest that would be due on the loans through maturity, were $26.5 million at December 31, 2013 as compared to $25.0 million at December 31, 2012.

Index
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

Income taxes.    Our provision for income taxes for the year ended December 31, 2013 was $19.6 million, or (169.9%) of pretax loss, compared to a benefit for income taxes of $2.8 million, or 13.3%, of pretax loss for the year ended December 31, 2012. The effective tax rate increase was primarily due to a $24.5 million valuation allowance recorded for the year ended December 31, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit agreement. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2014:

	Cash Flow Summary
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$12,022	$3,246	$15,986
Net cash used in investing activities	$(7,405)	$(5,788)	$(10,187)
Net cash (used in) provided by financing activities	$(5,204)	$(46,280)	$29,385

As of December 31, 2014, we had cash, cash equivalents, and restricted cash of $42.3 million, including $30.0 million of restricted cash representing a decrease of approximately $25.1 million as compared to $67.4 million of cash, cash equivalents, and restricted cash as of December 31, 2013.  This decrease is primarily due a $24.5 million reduction in borrowings under our credit facility to $30.0 million as of December 31, 2014 compared to $54.5 million for the comparable period of 2013.  In addition, we repaid $54.5 million of borrowings under our Credit Facility in the first quarter of 2014 which was included in restricted cash as of December 31, 2013.  Similarly, in the first quarter of 2015 we repaid $30.0 million of borrowings under our Credit Facility included in restricted cash as of December 31, 2014. In the third quarter of 2014 the quarterly cash dividend was decreased from $0.07 to $0.02 and was discontinued for 2015.  The discontinuation of the cash dividend will provide additional funds for future investments.

For the last several years, we and the proprietary school sector generally have faced various forms of adversity which have contributed to deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have hindered potential students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population. We also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months. Our available sources of cash primarily include cash from operations, cash and cash equivalents on hand at December 31, 2014 of $12.3 million and the ability to draw up to $20 million under the revolving line of credit less letters of credit that was extended through April 2016. To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have the ability to leverage our owned real estate that is not classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

In addition to the aforementioned current sources of capital that will provide short term liquidity, we also plan to sell approximately $50.9 million in assets which are currently classified as held for sale and are expected to be sold within one year. We also are currently exploring various other alternatives including debt financing vehicles and strategic partnerships. However, at this time we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to sell our assets classified as held for sale, leverage certain of our properties or obtain additional funding, our financial condition and results of operations may be materially adversely affected.

Index
Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2014. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Operating Activities

Net cash provided by operating activities was $12.0 million for the year ended December 31, 2014 as compared to $3.2 million for the year ended December 31, 2013.  The $8.8 million increase in net cash primarily resulted from a $7.4 million net tax refunds and other working capital items.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $7.4 million compared to $5.8 million for the year ended December 31, 2013. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program build outs.

During 2014 we have strategically utilized our cash resources to develop and expand our new Computer Numerical Control (CNC) program which was first launched in late 2013 at our Indianapolis and Grand Prairie campuses.  In 2014, we have further expanded our CNC program into our Mahwah campus and expect to successfully launch this program at our New Britain campus in mid to late 2015.  Additionally, we have also upgraded our HVAC program at our East Windsor and New Britain locations.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Cincinnati (Tri-County), Ohio; Suffield, Connecticut; and Denver, Colorado.  We have three properties that are held for sale.

Capital expenditures are expected to approximate 1% to 3% of revenues in 2015 as compared to 2% in 2014.  We expect to fund future capital expenditures with cash generated from operating activities and cash from our real estate monetization.

Financing Activities

Net cash used in financing activities was $5.2 million for the year ended December 31, 2014, as compared to $46.3 million for the year ended December 31, 2013. The decrease of $41.1 million was primarily attributable to $24.5 million of net payments from borrowings for the year ended December 31, 2014 as compared to net proceeds from borrowings of $17.0 million for the year ended December 31, 2013.

Credit Agreement.  On April 5, 2012, we, as borrower, and certain of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement with a syndicate of four lenders led by Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Facility”).  The April 5, 2012 agreement, along with subsequent amendments dated December 29, 2014, June 18, 2013, December 20, 2013 and March 4, 2015, are collectively referred to as the “Credit Agreement.”

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Effective January 16, 2014, this amount was reduced to $40 million.  Effective January 15, 2015, this amount was reduced to $20 million.  During the period commencing on December 1, 2015 through January 15, 2016 the Company is required to reduce the outstanding revolving loans, other than letters of credit obligations, to $0.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit which is reduced to $20 million effective January 15, 2015.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of our and our subsidiaries’ the tangible and intangible assets of the Company and its subsidiaries including real estate.  The term of the Credit Facility was 36 months, maturing on April 5, 2015 which was extended on March 4, 2015 for an additional 12 months with an expiration date of April 5, 2016.

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

Index
In 2014, amounts borrowed as revolving loans under the Credit Facility will bear interest, at our option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Pursuant to the Amendment, the margin interest rate is subject to adjustment within a range of 2.50% to 6.00% based upon changes in our consolidated leverage ratio and depending on whether we have chosen the Eurodollar Rate or the Base Rate option.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

At December 31, 2014, we had outstanding letters of credit aggregating $7.1 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of December 31, 2014 we are in compliance with all financial covenants.

	As of December 31,
	2014	2013
Credit agreement	$30,000	$54,500
Finance obligation	9,672	9,672
Capital lease-property (with a rate of 8.0%)	25,509	25,944
Subtotal	65,181	90,116
Less current maturities	(30,471)	(435)
Total long-term debt	$34,710	$89,681

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2014, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility, the finance obligation in connection with our sale-leaseback transaction in 2001, and amounts due under capital lease obligations.  We lease offices, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement (including interest) (1)	$30,000	$30,000	$-	$-	$-
Capital leases (including interest)	47,543	2,494	5,234	5,356	34,459
Operating leases	100,266	19,666	30,735	26,105	23,760
Rent on finance obligation	3,128	1,564	1,564	-	-
Total contractual cash obligations	$180,937	$53,724	$37,533	$31,461	$58,219

(1)	Amounts outstanding under the Credit Agreement were repaid on January 14, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2014, except for our letters of credit and surety bonds.  Letters of credit of $7.1 million are primarily comprised of letters of credit for DOE matters and security deposits in connection with certain of our real estate leases. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2014, we posted surety bonds in the total amount of approximately $15.1 million.  These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Index
SEASONALITY AND OUTLOOK

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

Outlook

Similar to many companies in the proprietary education sector, we have experienced significant deterioration in student enrollments over the last several years. This can be attributed to many factors including the economic environment, numerous regulatory changes such as changes to admissions advisor compensation policies, elimination of ATB, changes to the 90/10 Rule and cohort default rates, gainful employment and modifications to Title IV amounts and eligibility. With this said, we believe the market is stabilizing as evidenced by our starts declining by only 3% in 2014.

As the economy continues to improve and the unemployment rate continue to decline our student enrollment has been negatively impacted due to a portion of our potential student base which has entered the workforce prematurely without obtaining any post-secondary training. Offsetting this short term decline in available students is the fact that an increasing number of the “baby boom” generation are retiring from the workforce.  The retirement of baby boomers coupled with a growing economy has resulted in additional employers looking to us to help solve their workforce needs.  With schools in 15 states, we are a very attractive employment solution for large regional and national employers.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have the ability to leverage our owned real estate including selling our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Effect of Inflation

Inflation has not had and is not expected to have a significant impact on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We have a credit agreement with a syndicate of banks.  Our obligations under the credit agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. Outstanding borrowings bear interest at the rate of 7.25% (as calculated in the credit agreement) as of December 31, 2014.  As of December 31, 2014, we had $30.0 million outstanding under our credit agreement.

Based on our outstanding debt balance as of December 31, 2014, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.3 million, or less than $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 on this Annual Report on Form 10-K.

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2014 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report included in this Form 10-K that follows.

/s/ Shaun McAlmont
Shaun McAlmont
Chief Executive Officer
March 16, 2015

/s/ Brian Meyers
Brian Meyers
Chief Financial Officer
March 16, 2015

ITEM 9B.	OTHER INFORMATION

On March 12, 2015, the Company entered into (a) an employment agreement with Brian K. Meyers, Executive Vice President and Chief Financial Officer; and (b) an amendment to its employment agreement, dated June 4, 2014, with Kenneth M. Swisstack, Executive Vice President and General Counsel.

Employment Agreement of Mr. Meyers. The employment agreement with Mr. Meyers has a term expiring on December 31, 2016 pursuant to which Mr. Meyers will receive an annual base salary of $301,337 and an annual performance bonus determined by the Company’s compensation committee each year. Upon a termination by the Company without Cause or Mr. Meyers’ resignation for Good Reason (in each case as such terms are defined in the employment agreement), Mr. Meyers will receive, subject to his execution of a release, (i) one and one-half times his annual base salary plus an amount equal to the average annual bonus paid to him in the immediately preceding two years, (ii) a prorated annual bonus for the year of termination and (iii) a cash payment equal to the estimated employer portion of insurance premiums payable under the Company’s healthcare plan for one year (subject to reduction if Mr. Meyers becomes covered under a subsequent healthcare plan).

Upon a Change in Control of the Company (as defined in the employment agreement), (i) the term of the employment agreement will be automatically extended for an additional two-year term commencing on the date of the change in control and (ii) all outstanding equity awards held by Mr. Meyers will vest in full. The employment agreement also provides that if (x) any amounts due to Mr. Meyers pursuant to the employment agreement or any other plan or arrangement constitute a parachute payment for purposes of Section 280G of the Internal Revenue Code and (y) the aggregate amount that he would receive (after taking into account all taxes, including excise taxes) will be less than three times his base amount (as defined under the Code) less one dollar, then the payment will be reduced to three times his base amount less one dollar.

The employment agreement also contains a two-year post-employment non-competition agreement and standard non-solicitation and confidentiality provisions.

Amended Employment Agreement of Mr. Swisstack. The terms of Mr. Swisstack’s original employment agreement, dated June 2, 2014, remain in full force and effect, except that the term of Mr. Swisstack’s agreement has been extended to December 31, 2016 and his annual base salary is now $306,000.

The descriptions of the agreements contained herein do not purport to be complete and are qualified in their entirety by reference to the agreements, copies of which are attached hereto as Exhibits 10.9 and 10.10 and are incorporated herein by reference.

Index
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

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

10.1
Credit Agreement, dated as of April 5, 2012, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (4).

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

10.4
Third Amendment to the Credit Agreement, dated as of December 29, 2014, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (7).

10.5
Fourth Amendment and Waiver to the Credit Agreement, dated as of March 4, 2015, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (8).

10.6	Employment Agreement, dated as of January 30, 2015, between the Company and Shaun E. McAlmont (9).

10.7	Employment Agreement, dated as of January 30, 2015, between the Company and Scott M. Shaw (9).

10.8	Employment Agreement, dated as of June 2, 2014, between the Company and Kenneth M. Swisstack (10).

10.9*	Amendment to Employment Agreement, dated as of March 12, 2015, between the Company and Kenneth M. Swisstack.

Index
10.10*	Employment Agreement, dated as of March 12, 2015, between the Company and Brian K. Meyers.

10.11	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (11).

10.12	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (12).

10.13	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (1).

10.14	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (1).

10.15	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (1).

10.16	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (13).

10.17	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (14).

10.18	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (15).

10.19	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (1).

10.20	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (16).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 16, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

(5)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2013.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 27, 2013.

(7)	Incorporated by reference to the Company’s Form 8-K filed January 5, 2015.

(8)	Incorporated by reference to the Company’s Form 8-K filed March 10, 2015.

Index
(9)	Incorporated by reference to the Company’s Form 8-K filed February 5, 2015.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-Q filed August 8, 2014.

(11)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2013.

(12)	Registration Statement on Form S-8 (Registration No. 333-188240).

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(15)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(16)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015

LINCOLN EDUCATIONAL SERVICES CORPORATION

	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun E. McAlmont		March 16, 2015
Shaun McAlmont	Chief Executive Officer and Director

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and	March 16, 2015
Brian Meyers	Treasurer (Principal Accounting and Financial Officer)

/s/ Alvin O. Austin	Director	March 16, 2015
Alvin O. Austin

/s/ Peter S. Burgess	Director	March 16, 2015
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 16, 2015
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 16, 2015
Celia H. Currin

/s/ Douglas G. DelGrosso	Director	March 16, 2015
Douglas G. DelGrosso

/s/ Ronald E. Harbour	Director	March 16, 2015
Ronald E. Harbour

/s/ Charles F. Kalmbach	Director	March 16, 2015
Charles F. Kalmbach

/s/ Alexis P. Michas	Director	March 16, 2015
Alexis P. Michas

/s/ J. Barry Morrow	Director	March 16, 2015
J. Barry Morrow

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
 West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2015

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

 We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, cash flows and financial statement schedule for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2015

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,299	$12,886
Restricted cash	30,000	54,500
Accounts receivable, less allowance of $12,193 and $13,787 at December 31, 2014 and 2013, respectively	13,533	16,127
Inventories	1,486	2,269
Prepaid income taxes and income taxes receivable	879	8,517
Assets held for sale, net	50,930	6,310
Prepaid expenses and other current assets	3,937	3,013
Total current assets	113,064	103,622

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $136,910 and $146,795 at December 31, 2014 and 2013, respectively	69,740	127,332

OTHER ASSETS:
Noncurrent receivables, less allowance of $1,016 and $982 at December 31, 2014 and 2013, respectively	6,235	6,869
Deferred finance charges	158	1,163
Deferred income taxes, net	-	-
Goodwill	22,207	62,465
Other assets, net	2,303	4,498
Total other assets	30,903	74,995
TOTAL	$213,707	$305,949

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2014	2013

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$30,000	$-
Current portion of capital lease obligations	471	435
Unearned tuition	26,469	30,195
Accounts payable	11,894	14,603
Accrued expenses	13,865	10,655
Other short-term liabilities	780	693
Total current liabilities	83,479	56,581

NONCURRENT LIABILITIES:
Long-term credit agreement	-	54,500
Long-term capital lease obligations	25,038	25,509
Long-term finance obligation	9,672	9,672
Pension plan liabilities	5,299	1,522
Deferred income taxes, net	-	4,528
Accrued rent	6,852	7,695
Other long-term liabilities	357	746
Total liabilities	130,697	160,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2014 and 2013, issued and outstanding 29,933,086 shares at December 31, 2014 and 29,919,761 shares at December 31, 2013	141,377	141,377
Additional paid-in capital	26,350	24,177
Treasury stock at cost - 5,910,541 shares at December 31, 2014 and 2013	(82,860)	(82,860)
Retained earnings	5,610	66,064
Accumulated other comprehensive loss	(7,467)	(3,562)
Total stockholders' equity	83,010	145,196
TOTAL	$213,707	$305,949

  See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

REVENUE	$325,022	$341,512	$380,163
COSTS AND EXPENSES:
Educational services and facilities	164,352	169,049	178,271
Selling, general and administrative	168,441	175,978	189,488
Gain on sale of assets	(58)	(501)	(75)
Impairment of goodwill and long-lived assets	40,836	3,908	25,221
Total costs and expenses	373,571	348,434	392,905
OPERATING LOSS	(48,549)	(6,922)	(12,742)
OTHER:
Interest income	153	37	2
Interest expense	(5,613)	(4,667)	(4,475)
Other income	297	18	14
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(53,712)	(11,534)	(17,201)
(BENEFIT) PROVISION FOR INCOME TAXES	(4,225)	19,591	(2,282)
LOSS FROM CONTINUING OPERATIONS	(49,487)	(31,125)	(14,919)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(6,646)	(20,161)	(22,267)
NET LOSS	$(56,133)	$(51,286)	$(37,186)
Basic
Loss per share from continuing operations	$(2.17)	$(1.38)	$(0.67)
Loss per share from discontinued operations	(0.29)	(0.90)	(1.01)
Net loss per share	$(2.46)	$(2.28)	$(1.68)
Diluted
Loss per share from continuing operations	$(2.17)	$(1.38)	$(0.67)
Loss per share from discontinued operations	(0.29)	(0.90)	(1.01)
Net loss per share	$(2.46)	$(2.28)	$(1.68)
Weighted average number of common shares outstanding:
Basic	22,814	22,513	22,195
Diluted	22,814	22,513	22,195

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	December 31,
	2014	2013	2012
Net loss	$(56,133)	$(51,286)	$(37,186)
Other comprehensive loss
Employee pension plan adjustments, net of taxes of $0, $1,283 and $25 for the years ended December 31, 2014, 2013 and 2012, respectively	(3,905)	3,214	(60)
Comprehensive loss	$(60,038)	$(48,072)	$(37,246)

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2012	28,548,274	$141,377	$19,535	$(82,860)	$167,689	$(6,716)	$239,025
Net loss	-	-	-	-	(37,186)	-	(37,186)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	(60)	(60)
Stock-based compensation expense
Restricted stock	1,213,621	-	3,982	-	-	-	3,982
Stock options	-	-	358	-	-	-	358
Tax deficiency of stock-based awards and canceled	-	-	(667)	-	-	-	(667)
Net share settlement for equity-based compensation	(102,438)	-	(531)	-	-	-	(531)
Cash dividend of $0.28 per common share	-	-	-	-	(6,444)	-	(6,444)
BALANCE - December 31, 2012	29,659,457	141,377	22,677	(82,860)	124,059	(6,776)	198,477
Net loss	-	-	-	-	(51,286)	-	(51,286)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	3,214	3,214
Stock-based compensation expense
Restricted stock	400,779	-	2,893	-	-	-	2,893
Stock options	-	-	102	-	-	-	102
Tax deficiency of stock-based awards and canceled	-	-	(698)	-	-	-	(698)
Net share settlement for equity-based compensation	(140,475)	-	(797)	-	-	-	(797)
Cash dividend of $0.28 per common share	-	-	-	-	(6,709)	-	(6,709)
BALANCE - December 31, 2013	29,919,761	141,377	24,177	(82,860)	66,064	(3,562)	145,196
Net loss	-	-	-	-	(56,133)	-	(56,133)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	(3,905)	(3,905)
Stock-based compensation expense
Restricted stock	158,308	-	2,517	-	-	-	2,517
Stock options	-	-	104	-	-	-	104
Net share settlement for equity-based compensation	(144,983)	-	(448)	-	-	-	(448)
Cash dividend of $0.18 per common share	-	-	-	-	(4,321)	-	(4,321)
BALANCE - December 31, 2014	29,933,086	$141,377	$26,350	$(82,860)	$5,610	$(7,467)	$83,010

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,133)	$(51,286)	$(37,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,338	23,701	26,848
Amortization of deferred finance costs	818	474	-
Deferred income taxes	(4,528)	26,490	(14,229)
Loss (gain) on disposition of assets	41	(506)	(71)
Impairment of goodwill and long-lived assets	42,958	6,194	43,364
Fixed asset donation	(92)	(37)	-
Provision for doubtful accounts	15,500	15,532	21,056
Stock-based compensation expense	2,621	2,995	4,340
Deferred rent	(740)	(888)	421
(Increase) decrease in assets, net of acquisition of business:
Accounts receivable	(14,470)	(15,049)	(19,202)
Inventories	372	408	421
Prepaid income taxes and income taxes receivable	7,638	(1,432)	4,053
Prepaid expenses and current assets	(986)	(106)	(1,274)
Other assets	231	(1,177)	999
Increase (decrease) in liabilities, net of acquisition of business:
Accounts payable	(2,732)	1,461	(2,180)
Accrued expenses	3,806	829	(1,688)
Pension plan liabilities	(271)	(672)	(718)
Unearned tuition	(1,190)	(4,453)	(9,466)
Other liabilities	(159)	768	498
Total adjustments	68,155	54,532	53,172
Net cash provided by operating activities	12,022	3,246	15,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,472)	(6,538)	(8,839)
Proceeds from sale of property and equipment	67	750	124
Acquisition of business, net of cash acquired	-	-	(1,472)
Net cash used in investing activities	(7,405)	(5,788)	(10,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	47,500	59,500	37,500
Payments on borrowings	(72,000)	(42,500)	-
Reclassifications of proceeds from borrowings to restricted cash	24,500	(54,500)	-
Payment of deferred finance fees	-	(863)	(659)
Net share settlement for equity-based compensation	(448)	(797)	(531)
Dividends paid	(4,321)	(6,709)	(6,444)
Principal payments under capital lease obligations	(435)	(411)	(481)
Net cash (used in) provided by financing activities	(5,204)	(46,280)	29,385
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(587)	(48,822)	35,184
CASH AND CASH EQUIVALENTS—Beginning of year	12,886	61,708	26,524
CASH AND CASH EQUIVALENTS—End of year	$12,299	$12,886	$61,708

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2014	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,597	$4,209	$4,184
Income taxes	$145	$410	$226
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,613	$93	$1,789

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2014

(In thousands, except share and per share amounts, schools, training sites, campuses and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and Subsidiaries (the "Company") is a provider of diversified career-oriented post-secondary education. The Company offers recent high school graduates and working adults degree and diploma programs in five principal areas of study: Automotive Technology, Health Science, Skilled Trades, Hospitality Services and Business and Information Technology. The Company currently has 31 schools and five training sites in 15 states across the United States.

Liquidity—For the last several years, the Company and the proprietary school sector generally have faced various forms of adversity which have contributed to deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have hindered potential students from enrolling in its schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population. The Company also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months. The Company’s available sources of cash primarily include cash from operations, cash and cash equivalents on hand at December 31, 2014 of $12.3 million and the ability to draw up to $20 million under the revolving line of credit less letters of credit that was extended through April 2016. To fund the Company’s business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, the Company has the ability to leverage its owned real estate that is not classified as held for sale. The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the aforementioned current sources of capital that will provide short term liquidity, the Company also plans to sell approximately $50.9 million in assets which are currently classified as held for sale and are expected to be sold within one year. The Company also is currently exploring various other alternatives including debt financing vehicles and strategic partnerships. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.

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

Restricted Cash—Restricted cash consists of deposits maintained at financial institutions under a cash collateralized agreement under the Company’s credit agreement.  Refer to Note 8 for more information on the credit agreement.

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

Index
Fair Value of Financial Instruments—The carrying value of cash and cash equivalents approximates fair value at December 31, 2014 and 2013.  In addition, the carrying value of all borrowings under the credit agreement approximates fair value at December 31, 2014 and 2013.  The account receivable, net balances are presented within current and non-current assets on the consolidated balance sheets.  It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

Inventories—Inventories consist mainly of textbooks, computers, tools and supplies. Inventories are valued at the lower of cost or market on a first-in, first-out basis.

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

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $27.5 million, $29.0 million and $30.1 million from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

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

At December 31, 2014, the Company conducted its annual test for goodwill impairment and determined it did not have an impairment.  The fair value of the Company’s reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach.  The Company concluded that as of September 30, 2014 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that 10 of the Company’s reporting units were impaired, which resulted in a pre-tax non-cash charge of $39.0 million for the three months ended September 30, 2014 ($1.9 million of which is included in discontinued operations).

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

Index
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

The Company concluded that for the three months ended December 31, 2014 and September 30, 2014, there was sufficient evidence to conclude that there was an impairment of certain long-lived assets at one and six of the Company’s campuses, respectively.  Long-lived assets had been tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.5 million for leasehold improvements as of December 31, 2014 and $1.9 million for leasehold improvements and $0.5 million ($0.2 million included in discontinued operations) for intangible assets as of September 30, 2014.

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

The Company concluded that as of December 31, 2012 and June 30, 2012, there was an indicator of potential impairment and, accordingly, the Company tested long-lived assets for impairment and determined that certain long-lived assets at four and 10 of its campuses were impaired.  This resulted in a pre-tax charge of $1.3 million ($0.9 million included in discontinued operations) for leasehold improvements as of December 31, 2012 and $8.3 million ($4.4 million in discontinued operations) as of June 30, 2012, which included leasehold improvements of $8.1 million and $0.2 million in definite-lived intangible assets respectively.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $0.25 million. The Company's cash balances on deposit at December 31, 2014, exceeded the balance insured by the FDIC Corporation (“FDIC”) by approximately $41.2 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2014 and 2013.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2014 and 2013, the interest and penalties expense associated with uncertain tax positions are not significant to the Company’s results of operations or financial position.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

In April 2014, FASB issued amended guidance on the use and presentation of discontinued operations in an entity's consolidated financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance becomes effective on January 1, 2015. Adoption is on a prospective basis.  The Company early adopted as of December 31, 2014 and based on the guidance did not present the schools that are held for sale as discontinued operations in the consolidated financial statements.  As discussed in Note 4, the Company did include the five training sites from Florida in discontinued operations in the consolidated financial statements for the year ended December 31, 2014 as they qualify under the amended guidance.

2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the "DOE"). During the years ended December 31, 2014, 2013 and 2012, approximately 80%, 80% and 81%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

Index
For the year ended December 31, 2014, 2013 and 2012, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis under DOE regulations, from Title IV, HEA Program Funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight.  If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as “the zone.”  Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the title IV programs by choosing one of two alternatives:  1) the “Zone Alternative” under which we are required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV funds received by our institutions during the most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, we are permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the HCM2 and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV funds.

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

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  The Company has submitted to the DOE our audited financial statements for the 2013 fiscal year reflecting a composite score of 1.4, based upon its calculations.  The Company chose the “Zone Alternative” option described above because, among other things, it does not require the Company to submit a letter of credit to the DOE and because the HCM1 payment method is less burdensome than the HCM2 or reimbursement methods of payment that the DOE has the authority to impose. The Company believes that, prior to moving to the HCM1 payment method on October 22, 2014, its procedures for processing Title IV payments were similar to those now required under the HCM1 payment method.  As of this date, the Company not identified any impact on our ability to make disbursements of Title IV funds to its students or to receive funds for the amount of those disbursements from the DOE.

Index
For the 2014 fiscal year, the Company calculated its composite score to be 1.3.  This number is subject to determination by the DOE once it receives and reviews the Company’s audited financial statements for the 2014 fiscal year.  The Company’s composite score for 2013 was 1.4.  The DOE regulations generally permit institutions with a composite score of between 1.0 and 1.4 to participate under the Zone Alternative for a period of up to three consecutive fiscal years.  The Company believes that if its composite score is below 1.5 for three consecutive years it will be able to continue to operate under the Zone Alternative; however, this determination is made solely by the DOE.  If the composite score drops below 1.0 in a given year or if the composite score remains between 1.0 and 1.4 for three or more consecutive years, the Company may be required to meet alternative requirements for continuing to participate in Title IV programs by submitting a letter of credit, complying with monitoring requirements, disbursing Title IV funds under the HCM1, HCM2, or reimbursement payment methods, and complying with other requirements and conditions.  The Company’s existing credit agreement, which expires April 5, 2016, gives it the ability to draw up to $20 million under the revolving line of credit less letters of credit except that during the period commencing on December 1, 2015 through January 15, 2016 the Company is required to reduce the outstanding revolving loans other than letters of credit to $0.  If the Company is unable to sell its held for sale assets, leverage its other owned properties or obtain other financing in 2015, the composite score may be less than 1.0 as of December 31, 2015.

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the years ended December 31, 2014, 2013 and 2012, respectively were as follows:

	Year Ended December 31,
	2014	2013	2012
Basic shares outstanding	22,814,105	22,513,391	22,195,407
Dilutive effect of stock options	-	-	-
Diluted shares outstanding	22,814,105	22,513,391	22,195,407

For the year ended December 31, 2014, 2013 and 2012, options to acquire 119,722; 222,707; and 71,989 shares were excluded from the above table because the Company reported a net loss for the year and therefore their impact on reported loss per share would have been antidilutive.  For the years ended December 31, 2014, 2013 and 2012, options to acquire 795,985; 657,083; and 216,908 shares; respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported (loss) earnings per share would have been antidilutive.

In 2011, 2013 and 2014, the Company issued certain members of management performance shares that vest when certain performance conditions are met.  As of December 31, 2014, these performance conditions were not met.  Accordingly, 360,402 and 441,552 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the year ended December 31, 2014 and 2013, respectively.  Refer to Note 9 for more information on performance shares.

4.	DISCONTINUED OPERATIONS

2014 Event

On December 3, 2014, the Company’s Board of Directors approved a plan to cease operations at five training sites in Florida.  The Company performed a cost benefit analysis on several schools and concluded that the training sites contained a high fixed cost component and has had difficulty attracting enough students due to high competition to maintain a stable profit margin. Accordingly, the Company ceased operations at these campuses as of December 31, 2014.  This was a strategic shift to close all of the Company’s training sites and all locations that do not accept Title IV payments.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

Index
The results of operations at these five training sites for the three year periods ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$2,140	$3,512	$2,610

Loss before income tax	(6,731)	(2,635)	(1,274)
Income tax benefit	(85)	-	(508)
Net loss from discontinued operations	$(6,646)	$(2,635)	$(766)

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.1 million for the year ended December 31, 2014.

2013 Event

On June 18, 2013, the Company’s Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of the Company’s Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” (“ATB”) students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  Accordingly, the Company ceased operations at these campuses as of December 31, 2013.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

The results of operations at these five campuses for the two year periods ended December 31, 2013 were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Revenue	$7,724	$19,924

Loss before income tax	(17,287)	(13,641)
Income tax expense (benefit)	239	(5,444)
Net loss from discontinued operations	$(17,526)	$(8,197)

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

The results of operations at these seven campuses for the one year periods ended December 31, 2012 were as follows (in thousands):

Year Ended December 31,
2012
Revenue	$8,500

Loss before income tax	(22,142)
Income tax benefit	(8,837)
Net loss from discontinued operations	$(13,305)

Amounts include impairments of goodwill and long-lived assets for these campuses of $9.5 million for the year ended December 31, 2012.

Index
5.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2013	$117,176	$(51,649)	$65,527
Goodwill impairment (1)	-	(3,062)	(3,062)
Balance as of December 31, 2013	117,176	(54,711)	62,465
Asset held for sale (2)	(1,304)	-	(1,304)
Goodwill impairment (1)	-	(38,954)	(38,954)
Balance as of December 31, 2014	$115,872	$(93,665)	$22,207

(1)	$1.8 million and $12.8 million included in discontinued operations in the years ended December 31, 2014 and 2013, respectively.
(2)	Refer to Note 6 for more information on assets held for sale.

Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2013	$180	$335	$1,166	$1,124	$200	$3,005
Impairment (1)	(180)	(25)	(102)	(574)	(200)	(1,081)
Gross carrying amount at December 31, 2014	-	310	1,064	550	-	1,924

Accumulated amortization at December 31, 2013	-	228	-	828	68	1,124
Impairment (1)	-	(12)	-	(448)	(95)	(555)
Amortization	-	48	-	89	27	164
Accumulated amortization at December 31, 2014	-	264	-	469	-	733

Net carrying amount at December 31, 2014	$-	$46	$1,064	$81	$-	$1,191

Weighted average amortization period (years)		7	Indefinite	10

(1)	Refer to Note 1 for more information related to the impairment.

Index
	Student Contracts	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2012	$25	$180	$366	$1,268	$1,124	$200	$3,163
Write-off	(25)	-	(31)	(102)	-	-	(158)
Gross carryingamount at December 31, 2013	-	180	335	1,166	1,124	200	3,005

Accumulated amortization at December 31, 2012	25	-	209	-	670	28	932
Write-off	(25)	-	(31)	-	-	-	(56)
Amortization	-	-	50	-	158	40	248
Accumulated amortization at December 31, 2013	-	-	228	-	828	68	1,124
Net carrying amount at December 31, 2013	$-	$180	$107	$1,166	$296	$132	$1,881
Weighted average amortization period (years)		Indefinite	7	Indefinite	9	3

Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 was approximately $0.2 million, $0.4 million and $0.3 million, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2015	$65
2016	22
2017	20
2018	19
2019	1

$127

Index
6.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2014	2013
Land	-	$5,338	$17,562
Buildings and improvements	1-25	128,973	178,089
Equipment, furniture and fixtures	1-7	71,005	76,769
Vehicles	3	1,300	1,282
Construction in progress	-	34	425
		206,650	274,127
Less accumulated depreciation and amortization		(136,910)	(146,795)
		$69,740	$127,332

Included above in buildings and improvements are buildings acquired under capital leases as of December 31, 2014 and 2013 of $26.8 million, each net of accumulated depreciation of $10.6 million and $8.8 million, respectively.

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2014 and 2013 of $0.4 million and $0.4 million, respectively, net of accumulated depreciation of $0.4 million and $0.4 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2014 and 2013 of $0.6 million, respectively, net of accumulated depreciation of $0.5 million and $0.4 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $19.1 million, $23.3 million and $26.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company is exploring all options to monetize its assets and as part of the process has decided to put two campuses for sale as of the three months ended December 31, 2014.  The Company believes this will strengthen its balance sheet and cash position.  The Company anticipates that these properties will be sold during 2015.  Accordingly, the assets have been reflected as “held for sale” in the accompanying consolidated balance sheet.

The Company closed its campuses in Suffield, Connecticut in 2012 and Cincinnati, Ohio (Tri-County) in 2013.  During 2013, the Company decided to sell these properties as they were no longer pertinent to continuing operations.  The Company anticipated that these properties would be sold during 2014.  Accordingly, the assets have been reflected as “held for sale” in the accompanying consolidated balance sheet at December 31, 2013.  As of December 31, 2014, the Suffield campus is still held for sale and is expected to be sold shortly.  The Tri-County campus is no longer for sale.

The assets held for sale as a result of the closures consist of the following:

	At December 31, 2014	At December 31, 2013
Inventories	$411	$-
Accounts receivable, less allowance of $1,545 at December 31, 2014	1,527	-
Noncurrent receivables, less allowance of $95 at December 31, 2014	671	-
Property, equipment and facilities - at cost, net of accumluated depreciation and amortization of $17,843 and $1,418 at December 31, 2014 and 2013, respectively	50,252	6,310
Goodwill	1,304	-
Unearned tuition	(2,536)	-
Accrued expenses	(699)	-
Assets held for sale, net	$50,930	$6,310

Index
7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2014	2013
Accrued compensation and benefits	$5,787	$5,128
Accrued rent and real estate taxes	$3,251	$2,245
Other accrued expenses	4,827	3,282
	$13,865	$10,655

8.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2014	2013
Credit agreement (a)	$30,000	$54,500
Finance obligation (b)	9,672	9,672
Capital lease-property (with a rate of 8.0%) (c)	25,509	25,944
	65,181	90,116
Less current maturities	(30,471)	(435)
	$34,710	$89,681

(a) On April 5, 2012, the Company, as borrower, and certain of its wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement with a syndicate of four lenders led by Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Facility”).  The April 5, 2012 agreement, along with subsequent amendments dated June 18, 2013, December 20, 2013, December 29, 2014 and March 4, 2015, are collectively referred to as the “Credit Agreement.”

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Effective January 16, 2014, this amount was reduced to $40 million.  Effective January 15, 2015, this amount was reduced to $20 million.  During the period commencing on December 1, 2015 through January 15, 2016 the Company is required to reduce the outstanding revolving loans, other than letters of credit obligations, to $0.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit which is reduced to $20 million effective January 15, 2015.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company and its subsidiaries including real estate.  The term of the Credit Facility was 36 months, maturing on April 5, 2015 which was extended on March 4, 2015 for an additional 12 months with an expiration date of April 5, 2016.

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

In 2014, amounts borrowed as revolving loans under the Credit Facility will bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined in the Credit Agreement), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Agreement, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.50% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  Pursuant to the Amendment, the margin interest rate is subject to adjustment within a range of 2.50% to 6.00% based upon changes in the Company’s consolidated leverage ratio and depending on whether the Company has chosen the Eurodollar Rate or the Base Rate option.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

At December 31, 2014, the Company had outstanding letters of credit aggregating $7.1 million, which were primarily comprised of letters of credit for the Department of Education, or DOE, matters and real estate leases.

Index
The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of December 31, 2014 the Company is in compliance with all financial covenants.

As of December 31, 2014, the Company had $30.0 million outstanding under the Credit Agreement.  The interest rate on borrowings under the Credit Agreement during the year ended December 31, 2014 was 7.25%.  All amounts outstanding on December 31, 2014 were repaid on January 14, 2015.  The Company had $54.5 million outstanding under the Credit Agreement as of December 31, 2013.  The interest rate on this borrowing was 7.25%.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Rent payments under this obligation for the three years in the period ended December 31, 2014 were $1.6 million, respectively. These payments have been reflected in the accompanying consolidated statements of operations as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is December 31, 2016.

(c) In 2009, the Company assumed real estate capital leases in Fern Park, Florida and Hartford, Connecticut.  These leases bear interest at 8% and expire in 2032 and 2031, respectively.

Scheduled maturities of long-term debt and lease obligations at December 31, 2014 are as follows:

Year ending December 31,
2015	$30,471
2016	10,244
2017	748
2018	810
2019	877
Thereafter	22,031
$65,181

9.            STOCKHOLDERS' EQUITY

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

On June 2, 2014 and December 18, 2014, performance-based shares were granted which vest over three years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2015 and ending December 31, 2017 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2015 through 2017.  There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares.

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

In 2014, 2013 and 2012, the Company completed a net share settlement for 144,983, 140,475 and 102,438 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2014, 2013 and/or 2012, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or stock options to the Company.  These transactions resulted in a decrease of approximately $0.4 million, $0.8 million and $0.5 million in 2014, 2013 and 2012, respectively, to equity as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2012	1,341,084	$7.79
Granted	434,308	5.62
Cancelled	(33,529)	16.70
Vested	(493,917)	7.41
Nonvested restricted stock outstanding at December 31, 2013	1,247,946	6.77

Granted	337,100	3.50
Cancelled	(178,792)	6.47
Vested	(480,435)	5.36
Nonvested restricted stock outstanding at December 31, 2014	925,819	5.04

The restricted stock expense for each of the years ended December 31, 2014, 2013 and 2012 was $2.5 million, $2.9 million and $4.0 million, respectively. The unrecognized restricted stock expense as of December 31, 2014 and 2013 was $4.2 million and $7.4 million, respectively.  As of December 31, 2014, unrecognized restricted stock expense will be expensed over the weighted-average period of approximately 2.12 years.  As of December 31, 2014, outstanding restricted shares under the LTIP had an aggregate intrinsic value of $2.6 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. During 2014 and 2013 there were no new stock option grants.  The weighted average fair values of options granted during 2012 was $2.52 using the following weighted average assumptions for grants:

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

The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2011	533,375	$16.60	4.68 years	$-
Granted	157,000	7.79
Cancelled	(34,500)	12.26		-

Outstanding December 31, 2012	655,875	14.72	4.89 years	-
Cancelled	(108,750)	14.64		-

Outstanding December 31, 2013	547,125	14.73	4.56 years	-
Cancelled	(122,958)	18.49

Outstanding December 31, 2014	424,167	13.65	4.18 years	-

Vested or expected to vest as of December 31, 2014	415,035	13.77	4.11 years	-

Exercisable as of December 31, 2014	378,507	14.35	3.82 years	-

As of December 31, 2014, unrecognized pre-tax compensation expense for all unvested stock option awards is approximately $20 thousand which will be expensed over the weighted-average period of approximately 0.2 years.

The following table presents a summary of options outstanding at December 31, 2014:

	At December 31, 2014
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$4.00-$13.99	232,334	5.27	$9.50	186,674	$9.92
$14.00-$19.99	133,333	2.50	17.86	133,333	17.86
$20.00-$25.00	58,500	3.67	20.48	58,500	20.48

	424,167	4.18	13.65	378,507	14.35

Index
10.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2014	2013	2012
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$20,314	$23,169	$21,233
Service cost	23	37	35
Interest cost	892	790	872
Actuarial loss (gain)	4,149	(2,614)	1,926
Benefits paid	(1,079)	(1,068)	(897)
Benefit obligation at end of year	24,299	20,314	23,169

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	18,792	16,268	14,639
Actual return on plan assets	1,017	2,919	1,807
Employer contributions	270	673	719
Benefits paid	(1,079)	(1,068)	(897)
Fair value of plan assets-end of year	19,000	18,792	16,268

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(5,299)	$(1,522)	$(6,901)

For the year ended December 31, 2014, the actuarial loss of 4.1 million was due to the decrease in the discount rate from 4.46% to 3.66% of $2.1 million and the change in the mortality assumption of $2.0 million.  The mortality table was changed from the RP-2000 Annuitants and Non-Annuitants Mortality Tables for males and females projected with Scale AA to the valuation year with an additional 7 years and 15 years projected for Annuitants and Non-Annuitants, respectively to the Generational RP-2014 Separate Annuitant and Non-Annuitant Mortality Tables, projected with Scale MP-2014, for males and females.

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2014	2013	2012
Noncurrent liabilities	$(5,299)	$(1,522)	$(6,901)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2014	2013	2012
Accumulated loss	$(9,833)	$(5,928)	$(11,276)
Deferred income taxes	2,366	2,366	4,500
Accumulated other comprehensive loss	$(7,467)	$(3,562)	$(6,776)

The accumulated benefit obligation was $24.3 million and $20.3 million at December 31, 2014 and 2013, respectively.

Index
The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2014	2013	2012
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$23	$37	$35
Interest cost	892	790	872
Expected return on plan assets	(1,287)	(1,141)	(1,021)
Recognized net actuarial loss	513	955	1,056
Net periodic benefit cost	$141	$641	$942

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.9 million.

Employee pension plan adjustments of $3.9 million for the year ended December 31, 2014 includes $0.5 million of recognized actuarial losses reclassified from accumulated other comprehensive income.

The following tables present plan assets using the fair value hierarchy as of December 31, 2014 and 2013.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$9,566	$-	$-	$9,566
Fixed income	6,099	-	-	6,099
International equities	3,328	-	-	3,328
Cash and equivalents	7	-	-	7
Balance at December 31, 2014	$19,000	$-	$-	$19,000

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$9,491	$-	$-	$9,491
Fixed income	5,787	-	-	5,787
International equities	3,484	-	-	3,484
Cash and equivalents	30	-	-	30
Balance at December 31, 2013	$18,792	$-	$-	$18,792

Fair value of total plan assets by major asset category as of December 31:

	2014	2013	2012
Equity securities	50%	51%	46%
Fixed income	32%	31%	36%
International equities	18%	18%	18%
Cash and equivalents	0%	0%	0%
Total	100%	100%	100%

Index
Weighted-average assumptions used to determine benefit obligations as of December 31:

	2014	2013	2012
Discount rate	3.66%	4.46%	3.55%
Rate of compensation increase	6.75%	2.00%	1.75%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2014	2013	2012
Discount rate	4.46%	3.55%	4.10%
Rate of compensation increase	1.13%	2.00%	4.00%
Long-term rate of return	7.00%	7.00%	7.00%

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

The Company does not expect to make contributions to the plan in 2015.  However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was $0.3 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2015	$1,132
2016	1,187
2017	1,269
2018	1,360
2019	1,390
Years 2020-2024	7,129

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company will contribute an additional 30% of the employee's contributed amount up to 6% of compensation. For the years ended December 31, 2014, 2013 and 2012, the Company's expense for the 401(k) plan amounted to $1.6 million, $1.9 million and $2.0 million, respectively.

Index
11.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$-	$(7,369)	$9,720
State	200	709	2,226
Total	200	(6,660)	11,946

Deferred:
Federal	(3,828)	21,103	(11,394)
State	(597)	5,148	(2,834)
Total	(4,425)	26,251	(14,228)

Total provision (benefit)	$(4,225)	$19,591	$(2,282)

The components of the deferred tax assets are as follows:

	At December 31,
	2014	2013
Deferred tax assets
Current:
Accrued vacation	$-	$79
Allowance for bad debts	5,527	5,502
Total current deferred tax assets	5,527	5,581

Deferred tax assets
Noncurrent:
Allowance for bad debts	399	392
Accrued rent	3,255	3,669
Stock-based compensation	907	1,509
Depreciation	15,754	10,670
Goodwill	1,002	-
Other intangibles	452	434
Pension plan liabilities	2,115	608
Net operating loss carryforwards	14,332	6,285
Sale leaseback-deferred gain	2,580	2,531
AMT credit	424	424
Total noncurrent deferred tax assets	41,220	26,522
Total deferred tax assets	46,747	32,103
Less valuation allowance	(46,747)	(31,679)
Deferred tax assets, net of valuation allowance	-	424

Deferred tax liabilities
Noncurrent:
Goodwill	-	(4,952)
Total deferred tax liabilities	-	(4,952)
Total net noncurrent deferred tax (liabilities) assets	-	(4,528)
Total net deferred tax (liabilities) assets	$-	$(4,528)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.

Index
On the basis of this evaluation the Company believes it is not more likely than not that it will realize its net deferred tax assets.  As a result, as of December 31, 2014 and 2013, the Company has recorded a valuation allowance of $46.7 million and $31.7 million, respectively, against its net deferred tax assets, excluding the indefinite life assets which generated a deferred tax liability.

The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2014		2013		2012
Loss from continuing operations before taxes	$(53,712)		$(11,534)		$(17,201)

Expected tax benefit	$(18,799)	35.0%	$(4,037)	35.0%	$(6,020)	35.0%
State tax benefit (net of federal)	(1,494)	2.8	(92)	0.8	(395)	2.3
Permanent impairment	6,539	(12.2)	-	-	3,588	(20.9)
Valuation allowance	9,344	(17.4)	23,490	(203.7)	-	-
Other	185	(0.3)	230	(2.0)	545	(3.2)
Total	$(4,225)	7.9%	$19,591	-169.9%	$(2,282)	13.2%

As of December 31, 2014 and 2013, the Company has NOL carryforwards of $32.3 million and $12.3 million, respectively, which, if unused, will expire beginning in 2027 and ending in 2034.  Of these NOLs, $7.8 million and $7.8 million are limited in the amount that can be utilized in a given year due to a Section 382 limitation for December 31, 2014 and 2013, respectively.

The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
	2014	2013	2012
Balance at January 1,	$-	$135	$100
Decrease for tax positions of prior years	-	(135)	(100)
Increase for tax positions of current year	-	-	135
Balance at December 31,	$-	$-	$135

As of December 31, 2014 and 2013, the Company no longer has any liability for uncertain tax positions.  Included in the balance of unrecognized tax benefits at December 31, 2012 is an unrecognized tax benefits of $0.1 million.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  During the years ended December 31, 2012, the interest and penalties expense associated with uncertain tax positions are not significant to its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal income tax examinations for years before 2010 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2009.

12.	SEGMENT REPORTING

Each of the Company’s schools is a reporting unit and an operating segment.  The Company’s operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.

Index
13.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Finance Obligation	Operating Leases	Capital Leases
2015	$1,564	$19,666	$2,494
2016	1,564	15,892	2,556
2017	-	14,843	2,678
2018	-	14,028	2,678
2019	-	12,077	2,678
Thereafter	-	23,760	34,460
	3,128	100,266	47,544
Less amount representing interest	(3,128)	-	(22,035)
	$-	$100,266	$25,509

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

Rent expense, included in operating expenses in the accompanying consolidated statements of operations for the three years ended December 31, 2014, 2013 and 2012 is $20.5 million, $21.1 million and $21.3 million, respectively. Interest expense related to the financing obligation in the accompanying statements of operations for the years ended December 31, 2014, 2013 and 2012 is $1.6 million, $1.5 million, and $1.5 million respectively.

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

In accordance with applicable accounting guidance, the Company establishes a loss contingency for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. A loss contingency in the amount of $1.0 million was established for the year ended December 31, 2014. The Company continues to monitor the matter for further developments that could affect the amount of the liability that has been established.

Student Loans—At December 31, 2014, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $24.1 million.

Vendor Relationship—The Company is party to an agreement with Matco Tools (“Matco”) which expire on July 31, 2017.  The Company has agreed to grant Matco exclusive access to the 12 campuses and its students and instructors.  This exclusivity includes but is not limited to, all other tool manufacturers and/or tool distributors, by whatever means, during the term of the agreement.  Under the agreement, the Company will be provided on an advance commission basis, credits in branded tools, tools storage, equipment, and diagnostics products over the term of the contract.

The Company is party to an agreement with Snap-on Industrial (“Snap-on”) which expire on December 31, 2015.  The Company has agreed to grant Snap-on exclusive rights to one automotive campus to display advertising and supply certain tools.  The Company earns credits that are redeemable for certain tools and equipment based on the sales to students and to the Company.

Index
Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $5.0 million at December 31, 2014.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, our campuses are required to be authorized by the applicable state education agencies of certain other states in which our campuses recruit students. The Company is required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2014, the Company has posted surety bonds in the total amount of approximately $15.1 million.

14.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2014 and 2013 is as follows:

	Quarter
2014	First	Second	Third (1)	Fourth (2)

Revenue	$79,202	$76,389	$83,982	$85,449
(Loss) income from continuing operations	(10,291)	(10,944)	(35,364)	7,112
Loss from discontinued operations	(803)	(652)	(2,717)	(2,474)
Net (loss) income	(11,094)	(11,596)	(38,081)	4,638
Basic
(Loss) earnings per share from continuing operations	$(0.45)	$(0.48)	$(1.55)	$0.31
Loss per share from discontinued operations	(0.04)	(0.03)	(0.12)	(0.11)
Net (loss) earnings per share	$(0.49)	$(0.51)	$(1.67)	$0.20
Diluted
(Loss) earnings per share from continuing operations	$(0.45)	$(0.48)	$(1.55)	$0.31
Loss per share from discontinued operations	(0.04)	(0.03)	(0.12)	(0.11)
Net (loss) earnings per share	$(0.49)	$(0.51)	$(1.67)	$0.20

Weighted average number of common shares outstanding:
Basic	22,723	22,800	22,843	22,888
Diluted	22,723	22,800	22,843	23,004

(1)	Includes impairment of goodwill and long-lived assets from continuing operations of $39.3 million.
(2)	Includes impairment of long-lived assets from continuing operations of $1.5 million.

Index
	Quarter
2013	First	Second	Third	Fourth

Revenue	$85,387	$80,943	$87,740	$87,441
(Loss) income from continuing operations	(4,884)	(6,280)	564	(20,525)
Loss from discontinued operations	(2,603)	(3,098)	(2,840)	(11,620)
Net loss	(7,487)	(9,378)	(2,276)	(32,145)
Basic
(Loss) earnings per share from continuing operations	$(0.22)	$(0.28)	$0.03	$(0.91)
Loss per share from discontinued operations	(0.11)	(0.14)	(0.13)	(0.51)
Net loss per share	$(0.33)	$(0.42)	$(0.10)	$(1.42)
Diluted
(Loss) earnings per share from continuing operations	$(0.22)	$(0.28)	$0.02	$(0.91)
Loss per share from discontinued operations	(0.11)	(0.14)	(0.12)	(0.51)
Net loss per share	$(0.33)	$(0.42)	$(0.10)	$(1.42)

Weighted average number of common shares outstanding:
Basic	22,414	22,497	22,528	22,618
Diluted	22,414	22,497	22,811	22,618

15.	DIVIDENDS

During 2014, 2013 and 2012, the Board of Directors declared cash dividends of $0.18, $0.28 and $0.28 per share of common stock outstanding, respectively.  On February 27, 2015, our Board of Directors discontinued the quarterly cash dividend.

16.	SUBSEQUENT EVENT

On February 27, 2015, our Board of Directors approved a plan to cease operations at the Fern Park, Florida school which is scheduled to close in the first quarter of 2016.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands, continuing and discontinued operations)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2014
Student receivable allowance	$14,769	$15,500	$(15,420)	$14,849
December 31, 2013
Student receivable allowance	$18,829	$15,532	$(19,592)	$14,769
December 31, 2012
Student receivable allowance	$21,858	$21,056	$(24,085)	$18,829