Form 10-Q
period 2015-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2015-05-11
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 6, 2015, there were 24,076,823 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,180	$12,299
Restricted cash	-	30,000
Accounts receivable, less allowance of $11,684 and $12,193 at March 31, 2015 and December 31, 2014, respectively	15,725	13,533
Inventories	1,593	1,486
Prepaid income taxes and income taxes receivable	827	879
Assets held for sale	51,696	50,930
Prepaid expenses and other current assets	4,386	3,937
Total current assets	79,407	113,064

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $156,967 and $136,910 at March 31, 2015 and December 31, 2014, respectively	66,806	69,740

OTHER ASSETS:
Noncurrent receivables, less allowance of $987 and $1,016 at March 31, 2015 and December 31, 2014, respectively	5,857	6,235
Deferred finance charges	140	158
Goodwill	22,207	22,207
Other assets, net	2,479	2,303
Total other assets	30,683	30,903
TOTAL	$176,896	$213,707

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$-	$30,000
Current portion of capital lease obligations	480	471
Unearned tuition	26,779	26,469
Accounts payable	11,538	11,894
Accrued expenses	13,849	13,865
Other short-term liabilities	675	780
Total current liabilities	53,321	83,479

NONCURRENT LIABILITIES:
Long-term capital lease obligations	24,914	25,038
Long-term finance obligation	9,672	9,672
Pension plan liabilities	5,130	5,299
Accrued rent	6,822	6,852
Other long-term liabilities	368	357
Total liabilities	100,227	130,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2015 and December 31, 2014; issued and outstanding: 29,755,446 shares at March 31, 2015 and 29,933,086 shares at December 31, 2014	141,377	141,377
Additional paid-in capital	26,661	26,350
Treasury stock at cost - 5,910,541 shares at March 31, 2015 and December 31, 2014	(82,860)	(82,860)
(Accumulated deficit) retained earnings	(1,273)	5,610
Accumulated other comprehensive loss	(7,236)	(7,467)
Total stockholders' equity	76,669	83,010
TOTAL	$176,896	$213,707

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUE	$76,720	$79,202
COSTS AND EXPENSES:
Educational services and facilities	38,196	41,751
Selling, general and administrative	44,009	46,118
Gain on sale of assets	(47)	(55)
Total costs & expenses	82,158	87,814
OPERATING LOSS	(5,438)	(8,612)
OTHER:
Interest income	9	56
Interest expense	(1,627)	(1,316)
Other income	223	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,833)	(9,872)
PROVISION FOR INCOME TAXES	50	419
LOSS FROM CONTINUING OPERATIONS	(6,883)	(10,291)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(803)
NET LOSS	$(6,883)	$(11,094)
Basic
Loss per share from continuing operations	$(0.30)	$(0.45)
Loss per share from discontinued operations	-	(0.04)
Net loss per share	$(0.30)	$(0.49)
Diluted
Loss per share from continuing operations	$(0.30)	$(0.45)
Loss per share from discontinued operations	-	(0.04)
Net loss per share	$(0.30)	$(0.49)
Weighted average number of common shares outstanding:
Basic	23,056	22,723
Diluted	23,056	22,723

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(6,883)	$(11,094)
Other comprehensive income
Employee pension plan adjustments, net of taxes	231	112
Comprehensive loss	$(6,652)	$(10,982)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2015	29,933,086	$141,377	$26,350	$(82,860)	$5,610	$(7,467)	$83,010
Net loss	-	-	-	-	(6,883)	-	(6,883)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	231	231
Stock-based compensation expense
Restricted stock	(168,432)	-	299	-	-	-	299
Stock options	-	-	33	-	-	-	33
Net share settlement for equity-based compensation	(9,208)	-	(21)	-	-	-	(21)
BALANCE - March 31, 2015	29,755,446	$141,377	$26,661	$(82,860)	$(1,273)	$(7,236)	$76,669

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,883)	$(11,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,667	5,064
Amortization of deferred finance charges	204	210
Deferred income taxes	-	381
Gain on disposition of assets	(47)	(55)
Fixed asset donation	(9)	(39)
Provision for doubtful accounts	3,278	3,118
Stock-based compensation expense	332	997
Deferred rent	(187)	(137)
(Increase) decrease in assets:
Accounts receivable	(5,861)	(4,291)
Inventories	(168)	149
Prepaid income taxes and income taxes receivable	52	482
Prepaid expenses and current assets	(464)	(264)
Other assets and charges	(418)	95
Increase (decrease) in liabilities:
Accounts payable	(302)	(5,082)
Accrued expenses	(50)	1,213
Pension plan liabilities	-	112
Unearned tuition	583	813
Other liabilities	(32)	(52)
Total adjustments	578	2,714
Net cash used in operating activities	(6,305)	(8,380)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(759)	(637)
Proceeds from sale of property and equipment	80	61
Net cash used in investing activities	(679)	(576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(32,500)	(54,500)
Reclassifications of payments of borrowings from restricted cash	30,000	54,500
Proceeds from borrowings	2,500	5,000
Net share settlement for equity-based compensation	(21)	(65)
Dividends paid	-	(1,672)
Principal payments under capital lease obligations	(114)	(107)
Net cash (used in) provided by financing activities	(135)	3,156
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,119)	(5,800)
CASH AND CASH EQUIVALENTS—Beginning of period	12,299	12,886
CASH AND CASH EQUIVALENTS—End of period	$5,180	$7,086

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,483	$1,083
Income taxes	$-	$1
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$48	$855

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”) is a provider of diversified career-oriented post-secondary education. The Company reorganized its operations in the first quarter of 2015 into three reportable segments:  a) Transportation and Skilled Trades, b) Healthcare and Other Professions, and c) Transitional.  The Company offers recent high school graduates and working adults career-oriented programs in these segments.  The Company currently has 31 campuses in 15 states across the United States.

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have hindered potential students from enrolling in its post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population. The Company also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months. The Company’s available sources of cash primarily include cash from operations, cash and cash equivalents on hand of $5.2 million at March 31, 2015 and the ability to draw up to $20 million (less letters of credit) under its revolving line of credit that was extended through April 5, 2016. To fund the Company’s business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the Department of Education (the “DOE”) financial responsibility standards, the Company has the ability to leverage its owned real estate that is not classified as held for sale. The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the current sources of capital discussed above that will provide short term liquidity, the Company plans to sell approximately $51.7 million in assets which are currently classified as held for sale and are expected to be sold within one year from the date of classification.  The Company also is currently exploring various other alternatives including debt financing vehicles and strategic partnerships. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2014 consolidated financial statements and related disclosures of the Company included in the Annual Report on Form 10-K filed with the SEC on March 16, 2015, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

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

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

Index
In April 2014, FASB issued amended guidance on the use and presentation of discontinued operations in an entity's consolidated financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance became effective on January 1, 2015. Adoption is on a prospective basis.  The Company adopted the new guidance as of December 31, 2014 and based on the guidance did not present the schools that are held for sale as discontinued operations in the consolidated financial statements.  As discussed in Note 4, the Company did include the five training sites from Florida in discontinued operations in the consolidated financial statements for the year ended December 31, 2014 as they qualify under the amended guidance.

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

Income Taxes – The Company accounts for income taxes in accordance with FASB Accounting Standards Code (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2015 and 2014, the Company did not have any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and nine months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Basic shares outstanding	23,055,803	22,722,721
Dilutive effect of stock options	-	-
Diluted shares outstanding	23,055,803	22,722,721

Index
For the three months ended March 31, 2015 and 2014, options to acquire 96,968 and 177,392 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the three months ended March 31, 2015 and 2014, options to acquire 758,338 and 587,543 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In 2011, 2013 and 2014, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of March 31, 2015, these performance conditions were not met.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 226,106 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2015, and 386,063 shares have been excluded for the three months ended March 31, 2014.  Refer to Note 6 for more information on performance shares.

3.	DISCONTINUED OPERATIONS

On December 3, 2014, the Company’s Board of Directors approved a plan to cease operations at five training sites in Florida.  The Company performed a cost benefit analysis on several schools and concluded that the training sites contained a high fixed cost component and had difficulty attracting enough students due to high competition to maintain a stable profit margin. Accordingly, the Company ceased operations at these campuses as of December 31, 2014.  This was a strategic shift to close all of the Company’s training sites and all locations that do not accept Title IV payments.  The results of operations of these campuses are reflected as discontinued operations in the condensed consolidated financial statements.

The results of operations at these five training sites for the three months ended March 31, 2014 was as follows (in thousands):

Three Months Ended March 31,
2014
Revenue	$765
Operating expenses	1,556
Operating loss	$(791)

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There was no long-lived asset impairment during the three months ended March 31, 2015 and 2014.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.   The Company concluded that as of March 31, 2015 and 2014 there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at March 31, 2015 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2015	$115,872	$(93,665)	$22,207
Adjustments	-	-	-
Balance as of March 31, 2015	$115,872	$(93,665)	$22,207

Index
Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Trade Name	Accreditation	Curriculum	Total
Gross carrying amount at December 31, 2014	$310	$1,063	$550	$1,923
Adjustments	-	-	-	-
Gross carrying amount at March 31, 2015	310	1,063	550	1,923

Accumulated amortization at December 31, 2014	264	-	469	733
Amortization	11	-	6	17
Accumulated amortization at March 31, 2015	275	-	475	750

Net carrying amount at March 31, 2015	$35	$1,063	$75	$1,173

Weighted average amortization period (years)	7	Indefinite	10

Amortization of intangible assets was less than $0.1 million for each of the three months ended March 31, 2015 and 2014.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2015	$48
2016	21
2017	20
2018	20
2019	1
Thereafter	-

$110

5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31, 2015	December 31, 2014
Credit agreement (a)	$-	$30,000
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	25,394	25,509
	35,066	65,181
Less current maturities	(480)	(30,471)
	$34,586	$34,710

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

Index
As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Effective January 16, 2014, this amount was reduced to $40 million.  Effective January 15, 2015, this amount was further reduced to $20 million.  The revolving commitments available for use other than for the issuance of letters of credit under the Credit Facility have been reduced to $12 million.  During the period commencing on December 1, 2015 running through January 15, 2016, the Company is required to reduce the outstanding revolving loans, other than letters of credit obligations, to $0.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit which was reduced to $20 million effective January 15, 2015.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company including real estate. All net proceeds of future sales of real property by the Company and its subsidiaries must be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.  The term of the Credit Facility was 36 months, maturing on April 5, 2015 but has been extended for an additional 12 months with a new expiration date of April 5, 2016.

Amounts borrowed under the Credit Facility continue to bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR (or the rate of 1.00%, if greater) and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined under the Credit Facility), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Facility, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.5% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  The Fourth Amendment re-sets the margin interest rate for (a) Base Rate loans as (i) 11.0% from March 4, 2015 through April 15, 2015, (ii) 14.0% from April 16, 2015 through May 31, 2015 and (iii) 17.0% from June 1, 2015 and thereafter and (b) Eurodollar Rate loans as (i) 12.0% from March 4, 2015 through April 15, 2015, (ii) 15.0% from April 16, 2015 through May 31, 2015 and (iii) 18.0% from June 1, 2015 and thereafter.  The Company is required to pay on a quarterly basis a commitment fee equal to the amount of the then unused availability under the Credit Facility multiplied by (i) 5.0%, from March 4, 2015 through April 15, 2015, (ii) 6.0%, from April 16, 2015 through May 31, 2015 and (iii) 7.0% from June 1, 2015 and thereafter.  Letters of credit will require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

The Company paid an amendment fee of $0.2 million and is required to pay additional amendment fees in the following amounts and on the following dates: (i) 0.5% of the revolving commitments outstanding on April 16, 2015; (ii) 0.5% of the revolving commitments outstanding on June 1, 2015; (iii) 1.0% of the revolving commitments outstanding on September 30, 2015; and (iv) 1.0% of the revolving commitments outstanding on December 31, 2015; provided, however, that no additional amendment fee will be due and owing on any such date in the event that the Credit Facility has been terminated, and all amounts due and owing under the Credit Facility are repaid in full, on or prior to such date.

At March 31, 2015, the Company had outstanding letters of credit aggregating $7.1 million, which were primarily comprised of letters of credit for the DOE matters and real estate leases.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of March 31, 2015, the Company is in compliance with all financial covenants.

During the three months ended March 31, 2015, the Company had net repayments of $30.0 million under the Credit Facility.  The Company had no amounts outstanding under the Credit Facility as of March 31, 2015.  The interest rates on borrowings ranged from 7.25% to 14.25%.  The Company had $30.0 million outstanding under the Credit Agreement as of December 31, 2014 which was repaid on January 3, 2015.  The interest rate on this borrowing was 7.25%.

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

Index
Scheduled maturities of long-term debt and lease obligations at March 31, 2015 are as follows:

Year ending December 31,
2015	$480
2016	10,302
2017	763
2018	826
2019	895
Thereafter	21,800
$35,066

6.	STOCKHOLDERS’ EQUITY

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

For the three months ended March 31, 2015 and 2014, the Company completed a net share settlement for 9,208 and 15,209 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2015 and/or 2014, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of less than $0.1 million for each of the three months ended March 31, 2015 and 2014, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2014	925,819	$5.04
Canceled	(168,432)	6.21
Vested	(38,671)	11.63

Nonvested restricted stock outstanding at March 31, 2015	718,716	4.38

The restricted stock expense for the three months ended March 31, 2015 and 2014 was $0.3 million and $1.0 million, respectively. The unrecognized restricted stock expense as of March 31, 2015 and December 31, 2014 was $2.5 million and $4.2 million, respectively.  As of March 31, 2015, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.6 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	424,167	$13.65	4.18 years	$-
Canceled	(36,000)	13.57		-

Outstanding at March 31, 2015	388,167	13.65	3.86 years	-

Vested or expected to vest	388,167	13.65	3.86 years	-

Exercisable as of March 31, 2015	388,167	13.65	3.86 years	-

As of March 31, 2015, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At March 31, 2015
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	215,667	4.91	$9.60	215,667	$9.60
$14.00-$19.99	114,000	2.10	17.81	114,000	17.81
$20.00-$25.00	58,500	3.42	20.48	58,500	20.48

	388,167	3.86	13.65	388,167	13.65

7.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2015 was $50,000, or 0.7% of pretax loss, compared to a provision for income taxes of $419,000, or 4.2%, of pretax income for the quarter ended March 31, 2014.

Index
The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a valuation allowance on its net deferred tax assets as of March 31, 2015.

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

The Company sponsors a noncontributory defined benefit pension plan covering some of the Company’s employees who were employed by the Company prior to 1995.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994.  The total amount of the Company’s contributions paid under its pension plan was zero for the three months ended March 31, 2015 and 2014.  The net periodic benefit cost was less than $0.1 million for the three months ended March 31, 2015 and 2014.

10.	SEGMENTS

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative articles in the press. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over 10 locations and exited its online business.  The Company reviewed how it has been structured and decided to change its organization including reorganizing its Group Presidents to oversee each of the reporting segments.  By aggregating the remaining 31 operating segments into three reporting segments the Company is better able to allocate financial and human resources to respond to its markets and with the goal of improving its profitability and competitive advantage.

In the past, the Company offered any combination of programs in any market and at any campus.  The Company is changing its focus to program offerings that create greater differentiation and attain excellence to attract more students and gain market share.  Also strategically, the Company wants to offer continuing education training to employers who hire its students and this is best achieved at campuses focused on their profession.

As a result of these environmental, market forces and strategic decisions, the Company now operates in three reportable segments: a) Transportation and Skilled Trades, b) Healthcare and Other Professions and c) Transitional.

Our reportable segments have been determined based on the method by which our chief operating decision maker now evaluates performance and allocates resources.  Each reportable segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  The Company’s operating segments have been aggregated into three reportable segments because, in the Company’s judgment, the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.  Our reporting segments are described below.

Transportation and Skilled Trades – Transportation and Skilled Trades offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Healthcare and Other Professions – Healthcare and Other Professions offers academic programs in the career-oriented disciplines of health sciences, hospitality and business and information technology (e.g. dental assistant, medical assistant, practical nursing, culinary arts and cosmetology).

Transitional – Transitional refers to operations that are being phased out and consists of our Fern Park, Florida campus that is currently being taught out.  This school is employing a gradual teach-out process that enables the school to continue to operate while current students complete their course of study. The school is no longer enrolling new students.  In the fourth quarter of 2014, we announced that we are teaching out our campus in Fern Park, Florida which is expected to be complete by March 2016.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index

Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
Transportation and Skilled Trades	$44,844	58.5%	$44,534	56.2%	$4,975	$2,336
Healthcare and Other Professions	31,289	40.8%	33,861	42.8%	(504)	(679)
Transitional	587	0.8%	807	1.0%	(720)	(455)
Corporate	-	0.0%	-	0.0%	(9,189)	(9,814)
Total	$76,720	100.0%	$79,202	100.0%	$(5,438)	$(8,612)

	Total Assets
	March 31, 2015	December 31, 2014
Transporation and Skilled Trades	$97,695	$97,650
Healthcare and Other Professions	62,921	62,377
Transitional	2,108	2,184
Corporate	14,172	51,473
Discontinued Operations	-	23
Total	$176,896	$213,707

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto filed in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2014, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2014.

General

We are a leading provider of diversified career-oriented post-secondary education. We reorganized our operations in the first quarter of 2015 into three reportable segments:  a) Transportation and Skilled Trades, b) Healthcare and Other Professions, and c) Transitional.  We offer recent high school graduates and working adults career-oriented programs. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of March 31, 2015, we enrolled 13,404 students at our 31 campuses in 15 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

Discontinued Operations

On December 3, 2014, our Board of Directors approved a plan to cease operations at five training sites in Florida.  We performed a cost benefit analysis on several schools and concluded that the training sites contained a high fixed cost component and had difficulty attracting enough students due to high competition to maintain a stable profit margin. Accordingly, we ceased operations at these campuses as of December 31, 2014.  This was a strategic shift to close all of our training sites and all locations that do not accept Title IV payments.  The results of operations of these campuses are reflected as discontinued operations in the condensed consolidated financial statements.

The results of operations at these five training sites for the three months ended March 31, 2014 was as follows (in thousands):

Three Months Ended March 31,
2014
Revenue	$765
Operating expenses	1,556
Operating loss	$(791)

Critical Accounting Policies and Estimates

Our discussions of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, income taxes and certain accruals and contingencies.  Actual results could differ from those estimates.  The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles.  We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

Our bad debt expense as a percentage of revenue for the three months ended March 31, 2015 and 2014 was 4.3% and 3.9%, respectively.  Bad debt was negatively impacted for the three months ended March 31, 2015 by a combination of a slight deterioration in our collection history and a small increase in day’s sales outstanding.  We are in the process of centralizing various aspects of the financial aid process to enhance the student customer service experience, improve quality control and reduce bad debt expense.    Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2015 and 2014 would have resulted in an increase in bad debt expense of $0.8 million and $0.8 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of March 31, 2015, goodwill represented approximately $22.2 million, or 12.6%, of our total assets.

There was no goodwill impairment during the three months ended March 31, 2015 and 2014.

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

There was no long-lived asset impairment during the three months ended March 31, 2015 and 2014.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2015 and 2014, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.  The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.8%	52.7%
Selling, general and administrative	57.4%	58.2%
Gain on sale of assets	-0.1%	-0.1%
Total costs and expenses	107.1%	110.9%
Operating loss	-7.1%	-10.9%
Interest expense, net	-1.8%	-1.6%
Loss from continuing opeartions before income taxes	-8.9%	-12.5%
Provision for income taxes	0.1%	0.5%
Loss from continuing operations	-9.0%	-13.0%

Index
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated Results of Operations

Revenue.   Revenue decreased by $2.5 million, or 3.1%, to $76.7 million for the three months ended March 31, 2015 from $79.2 million in the prior comparable period of 2014.  The decrease was a result of a 3.9% decline in average student population, which decreased to 13,404 from 13,943, respectively.  Offsetting the revenue decline from lower student population was a slight increase in average revenue per student due to tuition rate increases diluted by scholarships.

Increased scholarship awards also contributed to the revenue decline. Scholarships are recognized ratably over the term of the student’s program.  This has resulted in an increase in discounts applied for students currently attending our programs by $0.9 million for the first three months of 2015 as compared to the comparable period of 2014.  While scholarships have negatively impacted revenue, we believe we provide more students the opportunity to pursue their educational goals by assisting in their affordability challenge.

On a comparison basis, excluding the Las Vegas, Nevada and Hamden, Connecticut campuses, which merged into their respective neighboring campuses (the “merged campuses”) during the second half of 2014, the 2015 revenue decreased by $1.2 million, or 1.5%, and average student population declined 2.1%.

We began 2015 with approximately 300, or 2.1%, fewer students than we had on January 1, 2014; however, excluding the merged campuses, student population was essentially flat for the respective periods.

We believe we have successfully executed our strategy to improve student population.  We continue to face countercyclical challenges from a low unemployment rate, which is also affecting our industry peers as well as community colleges.  We remain focused on our strategy including the implementation of sales software to provide process improvement in a new operating environment for education sales.

For a general discussion of trends in our student enrollment, see “- Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $3.6 million, or 8.5%, to $38.2 million for the three months ending March 31, 2015 from $41.8 million in the prior comparable period.

The expense reductions were primarily due to a $1.6 million, or 6.7%, decrease in instructional expenses and books and tools expense. Instructional savings were a result of a reduction in the number of instructors and other related costs resulting from lower average student population. Similarly, the decrease in books and tools expense is also attributable to the decrease in average student population of approximately 500 students.

Our facilities expenses decreased by $1.9 million, or 11.0%, primarily due to lower depreciation expense as a result of discontinued depreciation expense in connection with two campuses classified as assets held for sale and prior long-lived asset impairment expenses.  In addition, rent and utilities expense decreased as a result of the merged campuses partially offset by higher insurance costs.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, decreased to 49.8% from 52.7%.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $2.1 million, or 4.6%, to $44.0 million for the three months ending March 31, 2015 from $46.1 million in the prior comparable period of 2014.

Administrative expense was lower by $0.9 million, or 3.6%, as a result of management restructuring. The decrease was primarily driven by a reduction of salaries and benefit costs due to a smaller workforce.  Bad debt expense as a percentage of revenue was 4.3% for the three months ended March 31, 2015, compared to 3.9% for the same period in 2014. Bad debt expense was negatively impacted by a combination of a slight deterioration in our collection history and a small increase in day’s sales outstanding.  We are in the process of centralizing various aspects of the financial aid process to enhance the student customer service experience, improve quality control and reduce bad debt expense.

Sales and marketing expenses decreased by $0.6 million, or 3.4%, as a result of a reduction of $1.4 million in sales expense partially offset by increased marketing spending of $0.8 million. The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of our implementation of a centralized call center, reducing travel costs and salary expense.

Index
The increase in marketing spending is reflective of our strategic investment and effort to improve student enrollments during 2015.  The additional investment includes costs associated with our new marketing campaign, “Lincoln Tech, America’s Technical Institute”, which were offset by savings as a result of the merged campuses.

Student services expense also decreased by $0.6 million, or 14.6%, to $3.6 million as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense decreased to 57.4% in the first quarter of 2015 from 58.2% in the prior year.

As of March 31, 2015, we had outstanding loan commitments to our students of $32.3 million, as compared to $34.1 million at December 31, 2014.  Loan commitments, net of interest that would be due on the loans through maturity, were $22.6 million at March 31, 2015, as compared to $24.1 million at December 31, 2014.  Loan commitments decreased as a result of lower population and fewer campuses.

Net interest expense.    Our net interest expense increased by $0.4 million due to financing fees expensed associated with changes in our credit facility.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.7% of pretax loss in the first quarter of 2015, compared to $0.4 million, or 4.2% of pretax loss in the prior year period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative articles in the press. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over 10 locations and exited its online business.  The Company reviewed how it is structured and decided to change its organization including reorganizing its Group Presidents to oversee each of the reporting segments.  By aggregating the remaining 31 operating segments into three reporting segments the Company is better able to allocate financial and human resources to respond to its markets and with the goal of improving its profitability and competitive advantage.

In the past, we offered any combination of programs in any market and at any campus.  We are changing our focus to program offerings that create greater differentiation and attain excellence to attract more students and gain market share.  Also strategically, we want to offer continuing education training to employers who hire our students and this is best achieved at campuses focused on their profession.

As a result of these environmental, market forces and strategic decisions, we now operate in three reportable segments: a) Transportation and Skilled Trades, b) Healthcare and Other Professions and c) Transitional.

Our reportable segments have been determined based on the method by which our chief operating decision maker now evaluates performance and allocates resources.  Each reportable segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments have been aggregated into three reportable segment because, in our judgment, the reporting units have similar products, production processes, types of customers, methods of distribution, regulatory environment and economic characteristics.  Our reporting segments are described below.

Transportation and Skilled Trades – Transportation and Skilled Trades offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Healthcare and Other Professions – Healthcare and Other Professions offers academic programs in the career-oriented disciplines of health sciences, hospitality and business and information technology (e.g. dental assistant, medical assistant, practical nursing, culinary arts and cosmetology).

Transitional – Transitional refers to operations that are being phased out and consists of our campus that is currently being taught out.  This school is employing a gradual teach-out process that enables the school to continue to operate while current students complete their course of study. The school is no longer enrolling new students.  In the fourth quarter of 2014, we announced that we are teaching out our campus in Fern Park, Florida and the teach out is expected to be complete by March 2016.

Index
We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table present results for our three reportable segments.

	Three Months Ended March 31,
	2015	2014	% Change
Revenue:
Transportation and Skilled Trades	$44,844	$44,534	0.7%
Healthcare and Other Professions	31,289	33,861	-7.6%
Transitional	587	807	-27.3%
Total	$76,720	$79,202	-3.1%

Operating Income (Loss):
Transportation and Skilled Trades	$4,975	$2,336	113.0%
Healthcare and Other Professions	(504)	(679)	25.8%
Transitional	(720)	(455)	-58.2%
Corporate	(9,189)	(9,814)	6.4%
Total	$(5,438)	$(8,612)	36.9%

Starts:
Transportation and Skilled Trades	1,787	1,860	-3.9%
Healthcare and Other Professions	1,701	1,901	-10.5%
Transitional	31	73	-57.5%
Total	3,519	3,834	-8.2%

Average Population:
Transportation and Skilled Trades	7,223	7,269	-0.6%
Healthcare and Other Professions	6,031	6,482	-7.0%
Transitional	150	192	-21.9%
Total	13,404	13,943	-3.9%

End of Period Population:
Transportation and Skilled Trades	7,215	7,300	-1.2%
Healthcare and Other Professions	6,053	6,594	-8.2%
Transitional	136	209	-34.9%
Total	13,404	14,103	-5.0%

Index
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Transportation and Skilled Trades

Revenue increased slightly to $44.8 million in the first three months of 2015, as compared to $44.5 million in the comparable period, primarily driven by a 1.3% increase in average revenue per student to approximately $6,200 as a result of tuition increases.  Revenue growth was partially offset by a $0.4 million increase in greater scholarship recognition in the current period compared to the prior year period.

Operating income improved by $2.6 million, or 113.0%, to $5.0 million from $2.3 million mainly driven by the following expense reductions:

•	Educational services and facilities expense reduced by $1.7 million comprised of a $1.2 million, or 12.1%, reduction in facilities expense, primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments and lower instructional expenses of $0.5 million, or 4.3%.
•	Selling, general and administrative expenses reduced by $0.7 million comprised of a $1.0 million, or 15.7%, reduction in sales expenses attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of implementing a centralized call center, reducing travel costs and salary expense; a $0.3 million reduction in student services which was offset by a $0.5 million, or 12.8%, additional marketing investment in a strategic effort to grow student enrollments. The investment include costs in connection with our new marketing campaign, “Lincoln Tech, America’s Technical Institute”.

Healthcare and Other Professions

Revenue decreased by $2.6 million, or 7.6%, to $31.3 million in the first three months of 2015 from $33.9 million in the comparable period primarily attributable to a 0.7% decrease in average student population. Furthermore, revenue declined from higher scholarship recognition of $0.5 million in the current period compared to the prior year period.

On a comparison basis, excluding the merged campuses, revenue decreased by $1.3 million, or 3.9%, to $31.3 million from $32.6 million and average student population declined 3.1%, or by approximately 200 students.

Operating loss improved by $0.2 million to $0.5 million from $0.7 million as a result of efficiencies and expense reductions which partially offset the revenue decline.

Operating loss, excluding the merged campuses, increased by $0.2 million to $0.5 million from $0.3 million in the prior year period as a result of the net revenue decrease partially offset by the following expense reductions:

•	Educational services and facilities expense reduced by $0.7 million comprised of a $0.4 million, or 5.1%, reduction in facilities expense primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments and lower instructional expenses of $0.3 million, or 2.8%.
•	Selling, general and administrative expenses reduced by $0.4 million comprised of a $0.3 million, or 11.2%, reduction in sales expenses attributable to a reduction in the number of admissions; a $0.2 million decrease in student services; and a $0.4 million, or 5.4%, cost savings in administrative expenses. These reductions were partially offset by $0.5 million, or 15.4%, of higher marketing investment in a strategic effort to improve student enrollment trends.

Included in the Healthcare and Other Professions segment is our Hartford, Connecticut campus which offers culinary programs.  This campus is physically our largest facility at approximately 367,000 square feet including classrooms and student dorms.  Consequently, the fixed overhead costs including rent, real estate taxes, utilities and maintenance are very high.   For the year ended December 31, 2014, the campus had a net loss before income taxes of $5.7 million.   As a result, we continue to explore strategic opportunities in conjunction with the facility’s landlord to exit the facility lease.  Included in the above operating loss is $1.1 million in connection with the Hartford campus.

Excluding the Hartford and the merged campuses, this segment resulted in operating income of $0.6 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

Index
Transitional

This segment consists of our Fern Park, Florida campus where student enrollment has stopped and current students are being taught out through March 2016.

Revenue decreased by $0.2 million, or 27.3%, to $0.6 million from $0.8 million, as compared to the current and prior year quarter, attributable to a 21.7% decrease in average student population due to suspension of new student enrollment effective February 2015.

Operating loss increased by $0.2 million, or 38.5%, to $0.7 million from $0.5 million resulting primarily from revenue decline.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $0.6 million, or 6.4% to $9.2 from $9.8 million, respectively, as compared to the prior year quarter. This decrease was primarily a result of cost restructuring efforts during the second half of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility. The following chart summarizes the principal elements of our cash flow:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(6,305)	$(8,380)
Net cash used in investing activities	(679)	(576)
Net cash (used in) provided by financing activities	(135)	3,156

As of March 31, 2015, we had cash and cash equivalents of $5.2 million, representing a decrease of approximately $7.1 as compared to $12.3 million of cash, and cash equivalents as of December 31, 2014.  This decrease is primarily due to a net loss during the quarter of $6.9 million.

For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have hindered potential students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population. We also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months. Our available sources of cash primarily include cash from operations, cash and cash equivalents on hand at March 31, 2015 of $5.2 million and the ability to draw down on up to $20 million (less letters of credit) under our revolving line of credit that was extended through April 5, 2016. To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have the ability to leverage our owned real estate that is not classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

In addition to the aforementioned current sources of capital that will provide short term liquidity, we also plan to sell approximately $51.7 million in assets which are currently classified as assets held for sale and are expected to be sold within one year from the date of classification. We also are currently exploring various other alternatives including debt financing vehicles and strategic partnerships. However, at this time we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to sell our assets classified as held for sale, leverage certain of our properties or obtain additional funding, our financial condition and results of operations may be materially adversely affected.

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

Operating Activities

Net cash used in operating activities was $6.3 million for the three months ended March 31, 2015 compared to $8.4 million for the comparable period of 2014.  The $2.1 million increase in net cash primarily resulted from a reduction in net loss and other working capital items.

Investing Activities

Net cash used in investing activities was $0.7 million compared to $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program build outs.

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

Financing Activities

Net cash used in financing activities was $0.1 million as compared to net cash provided by of $3.2 million for the three months ended March 31, 2015 and 2014, respectively. The decrease of $3.3 million was due to no borrowings in the first quarter of 2015 as compared to $5.0 million of net proceeds from borrowings in the first quarter of 2014, offset by $1.7 million in savings as a result of the previously reported dividend discontinuation.

Credit Agreement

On April 5, 2012, the Company, as borrower, and certain of our wholly-owned subsidiaries, as guarantors, entered into a secured revolving credit agreement with a syndicate of four lenders led by Bank of America, N.A., as administrative agent and letter of credit issuer (the “Credit Facility”).  The April 5, 2012 agreement, along with subsequent amendments dated June 18, 2013, December 20, 2013, December 29, 2014 and March 4, 2015, are collectively referred to as the “Credit Agreement.”

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Effective January 16, 2014, this amount was reduced to $40 million.  Effective January 15, 2015, this amount was further reduced to $20 million; however, the revolving commitments available for use other than for the issuance of letters of credit under the Credit Facility have been reduced to $12 million.  During the period commencing on December 1, 2015 through January 15, 2016, we are required to reduce the outstanding revolving loans, other than letters of credit obligations, to $0.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company including real estate and all net proceeds of future sales of real property by us are to be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.  On March 4, 2015, the term of the Credit Facility which was maturing on April 5, 2015, was extended for an additional 12 months with an expiration date of April 5, 2016.

Amounts borrowed under the Credit Facility continue to bear interest, at our option, at either (i) an interest rate based on LIBOR (or the rate of 1.00%, if greater) and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined under the Credit Facility), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Facility, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.5% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  The Fourth Amendment re-sets the margin interest rate for (a) Base Rate loans as (i) 11.0% from March 4, 2015 through April 15, 2015, (ii) 14.0% from April 16, 2015 through May 31, 2015 and (iii) 17.0% from June 1, 2015 and thereafter and (b) Eurodollar Rate loans as (i) 12.0% from March 4, 2015 through April 15, 2015, (ii) 15.0% from April 16, 2015 through May 31, 2015 and (iii) 18.0% from June 1, 2015 and thereafter. We are required to pay on a quarterly basis a commitment fee equal to the amount of the then unused availability under the Credit Facility multiplied by (i) 5.0%, from March 4, 2015 through April 15, 2015, (ii) 6.0%, from April 16, 2015 through May 31, 2015 and (iii) 7.0% from June 1, 2015 and thereafter.  Letters of credit require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

Index
We paid the lenders an amendment fee of $0.2 million and we are required to pay additional amendment fees in the following amounts on the following dates: (i) 0.5% of the revolving commitments outstanding on April 16, 2015; (ii) 0.5% of the revolving commitments outstanding on June 1, 2015; (iii) 1.00% of the revolving commitments outstanding on September 30, 2015; and (iv) 1.0% of the revolving commitments outstanding on December 31, 2015; provided, however, that no additional amendment fee will be due and owing on any such date in the event that the Credit Facility has been terminated, and all amounts due and owing under the Credit Facility are repaid in full, on or prior to such date.

The Credit Agreement contains representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of March 31, 2015 we are in compliance with all financial covenants.

The following table sets forth our long-term debt (in thousands):

	March 31, 2015	December 31, 2014
Credit agreement	$-	$30,000
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	25,394	25,509
	35,066	65,181
Less current maturities	(480)	(30,471)
	$34,586	$34,710

Contractual Obligations

Long-term Debt.  As of March 31, 2015, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$46,920	$2,494	$5,280	$5,356	$33,790
Operating leases	97,710	19,732	31,462	25,331	21,185
Rent on finance obligation	2,778	1,588	1,190	-	-
Total contractual cash obligations	$147,408	$23,814	$37,932	$30,687	$54,975

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015, except for our letters of credit of $7.1 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Outlook

Similar to many companies in the proprietary education sector, we have experienced significant deterioration in student enrollments over the last several years. This can be attributed to many factors including the economic environment, numerous regulatory changes such as changes to admissions advisor compensation policies, elimination of ATB, changes to the 90/10 Rule and cohort default rates, gainful employment and modifications to Title IV amounts and eligibility. While the industry has not returned to growth the trends are far more stable as declines have slowed.

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

We are exposed to certain market risks as part of our on-going business operations.  We have a Credit Agreement with a syndicate of banks.  Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. As of March 31, 2015, we had no outstanding under our credit agreement.

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

On November 21, 2012, we received a Civil Investigation Demand from the Attorney General of the Commonwealth of Massachusetts relating to its investigation of whether we and certain of our academic institutions have complied with certain Massachusetts state consumer protection and finance laws.  On July 29, 2013 and January 17, 2014, we received follow-up Civil Investigative Demands.  Pursuant to the Civil Investigative Demands, the Attorney General has requested from us and certain of our academic institutions documents and detailed information from the time period January 1, 2008 to the present.  The Company has responded to this request and intends to continue cooperating with the Attorney General’s Office.

Item 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1
Fourth Amendment and Waiver to the Credit Agreement, dated as of March 4, 2015, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (1).

10.2	Separation and Release Agreement dated as of February 2, 2015 between the Company and Piper Jameson (2) #.

10.3	Employment Agreement, dated as of January 30, 2015, between the Company and Shaun E. McAlmont (2) #.

10.4	Employment Agreement, dated as of January 30, 2015, between the Company and Scott M. Shaw (2) #.

10.5	Amendment to Employment Agreement, dated as of March 12, 2015, between the Company and Kenneth M. Swisstack (3) #.

10.6	Employment Agreement, dated as of March 12, 2015, between the Company and Brian K. Meyers (3) #.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Form 8-K filed March 10, 2015.

(2)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Form 8-K filed February 5, 2015.

Index
(3)	Incorporated by reference to Exhibits 10.9 and 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 11, 2015	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Principal Financial Officer)