Form 10-Q
period 2015-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2015-08-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015, there were 23,957,114 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,850	$12,299
Restricted cash	-	30,000
Accounts receivable, less allowance of $11,476 and $12,193 at June 30, 2015 and December 31, 2014, respectively	17,574	13,533
Inventories	1,597	1,486
Prepaid income taxes and income taxes receivable	849	879
Assets held for sale	52,393	50,930
Prepaid expenses and other current assets	3,614	3,937
Total current assets	80,877	113,064

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $143,174 and $136,910 at June 30, 2015 and December 31, 2014, respectively	63,919	69,740

OTHER ASSETS:
Noncurrent receivables, less allowance of $979 and $1,016 at June 30, 2015 and December 31, 2014, respectively	5,451	6,235
Deferred finance charges	481	158
Goodwill	22,207	22,207
Other assets, net	2,658	2,303
Total other assets	30,797	30,903
TOTAL	$175,593	$213,707

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$6,000	$30,000
Current portion of capital lease obligations	490	471
Unearned tuition	22,351	26,469
Accounts payable	14,913	11,894
Accrued expenses	15,051	13,865
Other short-term liabilities	780	780
Total current liabilities	59,585	83,479

NONCURRENT LIABILITIES:
Long-term capital lease obligations	24,788	25,038
Long-term finance obligation	9,672	9,672
Pension plan liabilities	4,961	5,299
Accrued rent	6,709	6,852
Other long-term liabilities	219	357
Total liabilities	105,934	130,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, no par value - authorized: 100,000,000 shares at June 30 2015 and December 31, 2014; issued and outstanding: 29,867,655 shares at June 30, 2015 and 29,933,086 shares at December 31, 2014	141,377	141,377
Additional paid-in capital	27,025	26,350
Treasury stock at cost - 5,910,541 shares at June 30, 2015 and December 31, 2014	(82,860)	(82,860)
(Accumulated deficit) retained earnings	(8,878)	5,610
Accumulated other comprehensive loss	(7,005)	(7,467)
Total stockholders' equity	69,659	83,010
TOTAL	$175,593	$213,707

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUE	$72,393	$76,389	$149,113	$155,591
COSTS AND EXPENSES:
Educational services and facilities	37,348	40,688	75,544	82,440
Selling, general and administrative	41,248	45,071	85,256	91,189
Loss (gain) on sale of assets	8	(6)	(40)	(61)
Total costs & expenses	78,604	85,753	160,760	173,568
OPERATING LOSS	(6,211)	(9,364)	(11,647)	(17,977)
OTHER:
Interest income	12	16	20	72
Interest expense	(1,727)	(1,178)	(3,354)	(2,494)
Other income	371	-	593	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,555)	(10,526)	(14,388)	(20,399)
PROVISION FOR INCOME TAXES	50	418	100	837
LOSS FROM CONTINUING OPERATIONS	(7,605)	(10,944)	(14,488)	(21,236)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(652)	-	(1,455)
NET LOSS	$(7,605)	$(11,596)	$(14,488)	$(22,691)
Basic
Loss per share from continuing operations	$(0.33)	$(0.48)	$(0.63)	$(0.93)
Loss per share from discontinued operations	-	(0.03)	-	(0.07)
Net loss per share	$(0.33)	$(0.51)	$(0.63)	$(1.00)
Diluted
Loss per share from continuing operations	$(0.33)	$(0.48)	$(0.63)	$(0.93)
Loss per share from discontinued operations	-	(0.03)	-	(0.07)
Net loss per share	$(0.33)	$(0.51)	$(0.63)	$(1.00)
Weighted average number of common shares outstanding:
Basic	23,132	22,800	23,094	22,762
Diluted	23,132	22,800	23,094	22,762

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(7,605)	$(11,596)	$(14,488)	$(22,691)
Other comprehensive income
Employee pension plan adjustments, net of taxes	231	113	462	225
Comprehensive loss	$(7,374)	$(11,483)	$(14,026)	$(22,466)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2015	29,933,086	$141,377	$26,350	$(82,860)	$5,610	$(7,467)	$83,010
Net loss	-	-	-	-	(14,488)	-	(14,488)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	462	462
Stock-based compensation expense
Restricted stock	(16,356)	-	746	-	-	-	746
Stock options	-	-	33	-	-	-	33
Net share settlement for equity-based compensation	(49,075)	-	(104)	-	-	-	(104)
BALANCE - June 30, 2015	29,867,655	$141,377	$27,025	$(82,860)	$(8,878)	$(7,005)	$69,659

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,488)	$(22,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,244	10,031
Amortization of deferred finance charges	222	412
Deferred income taxes	-	762
Gain on disposition of assets	(40)	(61)
Fixed asset donation	(9)	(51)
Provision for doubtful accounts	7,449	7,491
Stock-based compensation expense	779	1,704
Deferred rent	(380)	(330)
(Increase) decrease in assets:
Accounts receivable	(11,143)	(9,732)
Inventories	(83)	76
Prepaid income taxes and income taxes receivable	30	507
Prepaid expenses and current assets	294	(1,110)
Other assets	(880)	518
Increase (decrease) in liabilities:
Accounts payable	3,032	(3,880)
Accrued expenses	1,069	4,011
Pension plan liabilities	-	(90)
Unearned tuition	(4,728)	(2,598)
Other liabilities	(14)	132
Total adjustments	2,842	7,792
Net cash used in operating activities	(11,646)	(14,899)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,298)	(2,611)
Proceeds from sale of property and equipment	80	67
Net cash used in investing activities	(1,218)	(2,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(32,500)	(54,500)
Reclassifications of payments of borrowings from restricted cash	30,000	54,500
Payment of deferred finance fees	(250)	-
Proceeds from borrowings	8,500	15,000
Net share settlement for equity-based compensation	(104)	(112)
Dividends paid	-	(3,358)
Principal payments under capital lease obligations	(231)	(214)
Net cash (used in) provided by financing activities	5,415	11,316
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,449)	(6,127)
CASH AND CASH EQUIVALENTS—Beginning of period	12,299	12,886
CASH AND CASH EQUIVALENTS—End of period	$4,850	$6,759

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,085	$2,063
Income taxes	$79	$118
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$206	$867

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have hindered potential students from enrolling in its post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population. The Company also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months. At June 30, 2015, the Company’s available sources of cash primarily included cash from operations, cash and cash equivalents on hand of $4.9 million and the ability to draw up to $20 million (less letters of credit of $7.0 million) under its revolving line of credit that was due to mature on April 5, 2016. On July 31, 2015, the Company repaid in full and terminated the revolving line of credit with the proceeds of a new $45 million term loan; refer to Note 11 for a description of the term loan, and certain restrictions on the use of cash.

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

In addition to the current sources of capital discussed above that provide short term liquidity, the Company plans to sell approximately $52.4 million in assets which are currently classified as held for sale and are expected to be sold within one year from the date of classification.  We also are currently exploring various other alternatives including strategic partnerships.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2014 consolidated financial statements and related disclosures of the Company included in the Annual Report on Form 10-K filed with the SEC on March 16, 2015, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

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

New Accounting Pronouncements – In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, with earlier application permitted as of the beginning of the fiscal year of adoption, is not expected to have a material impact on our consolidated financial statements.

Index
In August 2014, the FASB issued a new standard – ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - that will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. According to the new standard, substantial doubt about an entity’s ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the entity’s financial statements are issued. In order to determine the specific disclosures, if any, that would be required, management will need to assess if substantial doubt exists, and, if so, whether its plans will alleviate such substantial doubt. The new standard requires assessment each annual and interim period and will be effective for the Company on December 31, 2016 with earlier application permitted.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in GAAP.  In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

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

Index
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2015 and 2014, the Company did not have any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic shares outstanding	23,131,856	22,800,471	23,094,040	22,761,811
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	23,131,856	22,800,471	23,094,040	22,761,811

For the three months ended June 30, 2015 and 2014, options to acquire 6,799 and 55,144 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the six months ended June 30, 2015 and 2014, options to acquire 51,673 and 116,053 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the three and six months ended June 30, 2015 and 2014, options to acquire 540,567 and 485,625 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In each of 2011, 2013 and 2014, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of June 30, 2015, these performance conditions were not met.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 152,837 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015, and 418,408 shares have been excluded for the three and six months ended June 30, 2014.  Refer to Note 6 for more information on performance shares.

3.	DISCONTINUED OPERATIONS

On December 3, 2014, the Company’s Board of Directors approved a plan to cease operations at five training sites in Florida.  The Company performed a cost benefit analysis on several schools and concluded that the training sites contained a high fixed cost component and had difficulty attracting a sufficient number of students due to high competition to maintain a stable profit margin. Accordingly, the Company ceased operations at these campuses as of December 31, 2014.  This was a strategic shift to close all of the Company’s training sites and all locations that do not accept Title IV payments.  The results of operations of these campuses are reflected as discontinued operations in the condensed consolidated financial statements.

The results of operations at these five training sites for the three and six months ended June 30, 2014 was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Revenue	$763	$1,528
Operating expenses	1,402	2,958
Operating loss	$(639)	$(1,430)

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There was no long-lived asset impairment during the three and six months ended June 30, 2015 and 2014.

Index
The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.   The Company concluded that as of June 30, 2015 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that none of the Company’s reporting units were impaired.  As of June 30, 2014 there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at June 30, 2015 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2015	$115,872	$(93,665)	$22,207
Adjustments	-	-	-
Balance as of June 30, 2015	$115,872	$(93,665)	$22,207

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Trade Name	Accreditation	Curriculum	Total
Gross carrying amount at December 31, 2014	$310	$1,062	$550	$1,922
Adjustments	-	-	-	-
Gross carrying amount at June 30, 2015	310	1,062	550	1,922

Accumulated amortization at December 31, 2014	264	-	469	733
Amortization	22	-	10	32
Accumulated amortization at June 30, 2015	286	-	479	765

Net carrying amount at June 30, 2015	$24	$1,062	$71	$1,157

Weighted average amortization period (years)	7	Indefinite	10

Amortization of intangible assets was less than $0.1 million for each of the three and six months ended June 30, 2015 and 2014.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2015	$33
2016	21
2017	20
2018	20
2019	1
Thereafter	-

$95

Index
5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30, 2015	December 31, 2014
Credit agreement (a)	$6,000	$30,000
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	25,278	25,509
	40,950	65,181
Less current maturities	(6,490)	(30,471)
	$34,460	$34,710

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

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Effective January 16, 2014, this amount was reduced to $40 million.  Effective January 15, 2015, this amount was further reduced to $20 million.  The revolving commitments available for use other than for the issuance of letters of credit under the Credit Facility have been reduced to $12 million.  During the period commencing on December 1, 2015 running through January 15, 2016, the Company is required to reduce the outstanding revolving loans, other than letters of credit obligations, to $0.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  The Credit Agreement includes a $25 million letter of credit sublimit which was reduced to $20 million effective January 15, 2015.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company including real estate. All net proceeds of future sales of real property by the Company and its subsidiaries must be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.  The term of the Credit Facility was 36 months, maturing on April 5, 2015 but was extended for an additional 12 months with a new expiration date of April 5, 2016.

Amounts borrowed under the Credit Facility bear interest, at the Company’s option, at either (i) an interest rate based on LIBOR (or the rate of 1.00%, if greater) and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined under the Credit Facility), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Facility, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.5% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  The Fourth Amendment re-sets the margin interest rate for (a) Base Rate loans as (i) 11.0% from March 4, 2015 through April 15, 2015, (ii) 14.0% from April 16, 2015 through May 31, 2015 and (iii) 17.0% from June 1, 2015 and thereafter and (b) Eurodollar Rate loans as (i) 12.0% from March 4, 2015 through April 15, 2015, (ii) 15.0% from April 16, 2015 through May 31, 2015 and (iii) 18.0% from June 1, 2015 and thereafter.  The Company is required to pay on a quarterly basis a commitment fee equal to the amount of the then unused availability under the Credit Facility multiplied by (i) 5.0%, from March 4, 2015 through April 15, 2015, (ii) 6.0%, from April 16, 2015 through May 31, 2015 and (iii) 7.0% from June 1, 2015 and thereafter.  Letters of credit require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

The Credit Agreement contains customary representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, the Company is paying fees to the lenders that are customary for facilities of this type.  As of June 30, 2015, the Company is in compliance with all financial covenants.

The Company paid amendment fees of $0.2 million and $0.4 million for the three and six months ended June 30, 2015 respectively, and had the Credit Facility remained outstanding, the Company would have been required to pay additional amendment fees of varying amounts on each of September 30, 2015 and December 31, 2015.

At June 30, 2015, the Company had outstanding letters of credit aggregating approximately $7.0 million, which was primarily comprised of letters of credit for the DOE matters and real estate leases.

Index
During the six months ended June 30, 2015, the Company had net repayments of $30.0 million under the Credit Facility.  The Company had $6.0 million outstanding under the Credit Facility as of June 30, 2015.  The interest rates on borrowings ranged from 17.25% to 20.25%.  The Company had $30.0 million outstanding under the Credit Agreement as of December 31, 2014 which was repaid on January 3, 2015.  The interest rate on this borrowing was 7.25%.

On July 31, 2015, the Company repaid in full and terminated the Credit Facility and the revolving line of credit with the proceeds of a new $45 million term loan; refer to Note 11 for a description of the term loan.

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

Scheduled maturities of long-term debt and lease obligations at June 30, 2015 are as follows:

Year ending December 31,
2015	$6,490
2016	10,361
2017	778
2018	843
2019	913
Thereafter	21,565
$40,950

6.	STOCKHOLDERS’ EQUITY

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

For the six months ended June 30, 2015 and 2014, the Company completed a net share settlement for 49,075 and 27,682 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2015 and/or 2014, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees return of an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of approximately $0.1 million for each of the six months ended June 30, 2015 and 2014, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2014	925,819	$5.04
Canceled	(251,007)	6.20
Awards	234,651	2.28
Vested	(295,713)	4.93

Nonvested restricted stock outstanding at June 30, 2015	613,750	3.66

The restricted stock expense for the three months ended June 30, 2015 and 2014 was $0.4 million and $0.7 million, respectively. The unrecognized restricted stock expense as of June 30, 2015 and December 31, 2014 was $1.9 million and $4.2 million, respectively.  As of June 30, 2015, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.3 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	424,167	$13.65	4.18 years	$-
Canceled	(151,500)	16.22		-

Outstanding at June 30, 2015	272,667	12.22	4.55 years	-

Vested or expected to vest	272,667	12.22	4.55 years	-

Exercisable as of June 30, 2015	272,667	12.22	4.55 years	-

As of June 30, 2015, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At June 30, 2015
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	192,667	4.94	$9.39	192,667	$9.39
$14.00-$19.99	49,000	2.65	18.02	49,000	18.02
$20.00-$25.00	31,000	5.10	20.62	31,000	20.62

	272,667	4.55	12.22	272,667	12.22

Index
7.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2015 was $0.1 million, or 0.7% of pretax loss, compared to a provision for income taxes of $0.4 million, or 4.0%, of pretax loss for the quarter ended June 30, 2014.  The provision for income taxes for the six months ended June 30, 2015 was $0.1 million, or 0.7% of pretax loss, compared to a provision for income taxes of $0.8 million, or 4.1% of pretax loss.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a full valuation allowance on its net deferred tax assets as of June 30, 2015.

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

On November 21, 2012, the Company received a Civil Investigation Demand from the Attorney General of the Commonwealth of Massachusetts relating to its investigation of whether the Company and certain of its academic institutions have complied with certain Massachusetts state consumer protection laws.  On July 29, 2013, and January 17, 2014, the Company received additional Civil Investigative Demands.  Pursuant to the Civil Investigative Demands, the Attorney General requested from the Company and certain of its academic institutions in Massachusetts documents and detailed information for the time period from January 1, 2008 to the present.

On July 13, 2015, the Commonwealth of Massachusetts filed a complaint against the Company in the Suffolk County Superior Court alleging certain violations of the Massachusetts Consumer Protection Act since at least 2010 and continuing through 2013.  At the same time, the Company agreed to the entry of a Final Judgment by Consent in order to avoid the time, burden, and expense of contesting such liability.  As part of the Final Judgment by Consent, the Company denied all allegations of wrongdoing and any liability for the claims asserted in the complaint.  The Company agreed, however, to pay the sum of $850,000 to the Attorney General and to forgive $165,000 of debt consisting of unpaid balances owed to the Company by certain graduates in the sole discretion of the Massachusetts Attorney General which were previously accrued for at December 31, 2014.  The Final Judgment by Consent also provided certain requirements for calculation of job placement rates in Massachusetts and imposed certain disclosure obligations that are consistent with the regulations that have been previously enacted by the Massachusetts Attorney General’s Office.

9.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering some of the Company’s employees who were employed by the Company prior to 1995.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994.  The Company did not make any contributions to the pension plan for the three and six months ended June 30, 2015, and paid $0.1 million for the six months ended June 30, 2014.  The net periodic benefit cost/benefit was less than $0.1 million for the three and six months ended June 30, 2015 and 2014.

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

In the past, the Company offered any combination of programs at any campus.  The Company has changed its focus to program offerings that create greater differentiation and attain excellence to attract more students and gain market share.  Also strategically, the Company began offering continuing education training to employers who hire its students and this is best achieved at campuses focused on their profession.

As a result of these environmental, market forces and strategic decisions, the Company now operates in three reportable segments: a) Transportation and Skilled Trades, b) Healthcare and Other Professions and c) Transitional.

Our reportable segments have been determined based on the method by which our chief operating decision maker now evaluates performance and allocates resources.  Each reportable segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  The Company’s operating segments have been aggregated into three reportable segments because, in the Company’s judgment, the reporting units have similar services, types of customers, regulatory environment and economic characteristics.  Our reporting segments are described below.

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

Index
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

Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
Transportation and Skilled Trades	$42,447	58.6%	$43,271	56.6%	$2,770	$886
Healthcare and Other Professions	29,536	40.8%	32,235	42.2%	(2,047)	(2,293)
Transitional	410	0.6%	883	1.2%	(517)	(555)
Corporate	-	0.0%	-	0.0%	(6,417)	(7,402)
Total	$72,393	100%	$76,389	100%	$(6,211)	$(9,364)

	For the Six Months Ended June 30,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
Transportation and Skilled Trades	$87,290	58.5%	$87,803	56.4%	$7,752	$3,223
Healthcare and Other Professions	60,826	40.8%	66,097	42.5%	(2,553)	(2,972)
Transitional	997	0.7%	1,691	1.1%	(1,237)	(1,010)
Corporate	-	0.0%	-	0.0%	(15,609)	(17,218)
Total	$149,113	100%	$155,591	100%	$(11,647)	$(17,977)

	Total Assets
	June 30, 2015	December 31, 2014
Transportation and Skilled Trades	$97,014	$97,650
Healthcare and Other Professions	62,256	62,377
Transitional	1,991	2,184
Corporate	14,332	51,473
Discontinued Operations	-	23
Total	$175,593	$213,707

11.	SUBSEQUENT EVENT

On July 31, 2015, the Company entered into a credit agreement (the “New Credit Agreement”) with three lenders, Alostar Bank of Commerce (“Alostar”), HPF Holdco, LLC and Rushing Creek 4, LLC, led by HPF Service, LLC, as administrative agent and collateral agent (the “Agent”), for an aggregate principal amount of $45 million (the “Loan”).  The Loan consists of a $30 million term loan from HPF Holdco, LLC and Rushing Creek 4, LLC secured by a first priority lien in favor of the Agent on substantially all of the real and personal property owned by the Company, and a $15 million term loan from Alostar secured by a $15.3 million cash collateral account controlled by Alostar. At the Borrowers’ request, a percentage of the cash collateral may be released to the Borrowers in the Agent’s sole discretion and with the consent of Alostar upon the satisfaction of certain criteria as outlined in the New Credit Agreement. The Loan, which matures on July 31, 2019, replaces the Company’s prior $20 million revolving credit facility with Bank of America, N.A. and other lenders, which was due to expire on April 5, 2016.  The prior revolving credit facility was terminated concurrently with the effective date of the New Credit Agreement on July 31, 2015 (the “Closing Date”); however, letters of credit in the aggregate amount of approximately $7.1 million issued by Bank of America, N.A. under the revolving credit facility remain outstanding following the termination of the revolving credit facility.

Index
A portion of the proceeds of the Loan were used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the existing revolving credit facility, (ii) fund the $15.3 million cash collateral account securing the portion of the Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the prior revolving credit facility that remain outstanding after the termination of the revolving credit facility and (iv) pay transaction expenses in connection with the Loan and the termination of the prior revolving credit facility.  The remaining proceeds of the Loan of approximately $13.8 million may be used by the Borrowers to finance capital expenditures and for general corporate purposes consistent with the terms of the New Credit Agreement.

Interest will accrue on the Loan at a per annum rate equal to the greater of (i) 11% and (ii) 90-day LIBOR plus 9%  determined monthly by the Agent and will be payable monthly in arrears.  The principal balance of the Loan will be repaid in equal monthly installments, commencing on August 1, 2017, determined as the quotient of (i) 10% of the outstanding principal balance of the Loan as of July 2, 2017 divided by (ii) 12.  A final installment of principal and all accrued and unpaid interest will be due on the maturity date of the Loan.

The Loan may be prepaid in whole or in part at any time, subject to the payment of a prepayment premium equal to (i) 5% of the principal amount prepaid at any time up to but not including the second anniversary of the Closing Date and (ii) 3% of the principal amount prepaid at any time commencing on the second anniversary of the Closing Date up to but not including the third anniversary of the Closing Date.  In the event of any sale or other disposition of a school or real property by the Company permitted under the New Credit Agreement, the net proceeds of such sale or disposition must be used to prepay the Loan in an amount determined pursuant to the New Credit Agreement, subject to the applicable prepayment premium; provided, however, that no prepayment premium will be due with respect to up to $15 million of aggregate repayments of the Loan made during the first year that the Loan is outstanding.  A portion of the net cash proceeds of any disposition of a school in an amount determined pursuant to the terms of the New Credit Agreement, must be deposited and held as cash collateral in a deposit account controlled by the Agent until the conditions for release set forth in the New Credit Agreement are satisfied.

The New Credit Agreement contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, minimum capital expenditures, minimum fixed charge coverage ratio and minimum EBITDA, as well as affirmative and negative covenants and events of default customary for facilities of this type.

Also, in connection with the New Credit Agreement, the Company paid to the Agent a commitment fee of $1.0 million and is required to pay to the Agent other customary fees for facilities of this type.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We reorganized our operations in the first quarter of 2015 into three reportable segments:  a) Transportation and Skilled Trades, b) Healthcare and Other Professions, and c) Transitional.  We offer recent high school graduates and working adults career-oriented programs. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of June 30, 2015, we had 12,462 students enrolled at our 31 campuses in 15 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

Discontinued Operations

On December 3, 2014, our Board of Directors approved a plan to cease operations at five training sites in Florida.  We performed a cost benefit analysis on several schools and concluded that the training sites contained a high fixed cost component and had difficulty attracting a sufficient number of students due to high competition to maintain a stable profit margin. Accordingly, we ceased operations at these campuses as of December 31, 2014.  This was a strategic shift to close all of our training sites and all locations that do not accept Title IV payments.  The results of operations of these campuses are reflected as discontinued operations in the condensed consolidated financial statements.

The results of operations at these five training sites for the three and six months ended June 30, 2014 was as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$763	$1,528
Operating expenses	1,402	2,958
Operating loss	$(639)	$(1,430)

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

Our bad debt expense as a percentage of revenue for the three months ended June 30, 2015 and 2014 was 5.8% and 5.7%, respectively.  Our bad debt expense as a percentage of revenue for the six months ended June 30, 2015 and 2014 was 5.0% and 4.8%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended June 30, 2015 and 2014 would have resulted in an increase in bad debt expense of $0.7 million and $0.8 million, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the six months ended June 30, 2015 and 2014 would have resulted in an increase in bad debt expense of $1.5 million and $1.6 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of June 30, 2015, goodwill represented approximately $22.2 million, or 12.6%, of our total assets.

There was no goodwill impairment during the three and six months ended June 30, 2015 and 2014.

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

Index
There was no long-lived asset impairment during the three and six months ended June 30, 2015 and 2014, respectively.

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

In accordance with ASC 740, we assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.  On the basis of this evaluation the realization of our deferred tax assets was not deemed to be more likely than not and thus we have provided a full valuation allowance on our net deferred tax assets.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2015 and 2014, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.  The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	51.6%	53.3%	50.7%	53.0%
Selling, general and administrative	57.0%	59.0%	57.2%	58.6%
Gain on sale of assets	0.0%	0.0%	0.0%	0.0%
Total costs and expenses	108.6%	112.3%	107.8%	111.6%
Operating loss	-8.6%	-12.3%	-7.8%	-11.6%
Interest expense, net	-1.9%	-1.5%	-1.8%	-1.6%
Loss from continuing operations before income taxes	-10.4%	-13.8%	-9.6%	-13.1%
Provision for income taxes	0.1%	0.5%	0.1%	0.5%
Loss from continuing operations	-10.5%	-14.3%	-9.7%	-13.6%

Index
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated Results of Operations

Revenue.   Revenue decreased by $4.0 million, or 5.2%, to $72.4 million for the three months ended June 30, 2015 from $76.4 million in the prior comparable period of 2014.  The decrease was a result of a 6.6% decline in average student population, which decreased to 12,687 from 13,583, respectively.  Offsetting the revenue decline from lower student population was a 1.5% increase in average revenue per student due to tuition rate increases diluted by scholarships.

Revenue for the Las Vegas, Nevada and Hamden, Connecticut campuses which merged into their neighboring campuses (the “merged campuses”) during the second half of 2014 were $0 and $0.6 million for the three months ended June 30, 2015 and 2014 respectively.  Excluding the merged campuses, 2015 revenue decreased by $3.4 million, or 4.5%, and average student population declined 5.4%.

We began 2015 with approximately 300, or 2.1%, fewer students than we had on January 1, 2014; however, excluding the merged campuses, student population was essentially flat for the respective periods.

We continue to face countercyclical challenges from a low unemployment rate, which is also affecting our industry peers as well as community colleges.  We remain focused on our strategy including the implementation of sales software, corporate training and partnerships relationship to increase student population.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $3.3 million, or 8.2%, to $37.3 million for the three months ending June 30, 2015 from $40.7 million in the prior comparable period.

The expense reductions were primarily due to a $1.9 million, or 7.8%, decrease in instructional and books and tools expense. Instructional savings were a result of a reduction in the number of instructors and other related costs resulting from lower average student population.

Our facilities expenses decreased by $1.5 million, or 8.8%, primarily due to lower depreciation expense as a result of discontinued depreciation expense in connection with two campuses classified as assets held for sale and prior long-lived asset impairment expenses.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, decreased to 51.6% from 53.3%.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $3.8 million, or 8.5%, to $41.2 million for the three months ending June 30, 2015 from $45.1 million in the prior comparable period of 2014.

Administrative expense was lower by $2.1 million, or 8.3%, as a result of management restructuring. The decrease was primarily driven by a reduction of salaries and benefit costs due to a smaller workforce.  Furthermore, sales and marketing expenses decreased by $1.1 million, or 7.1%, as a result of a lower sales expense due to reduction in the number of admissions representatives, dedicated to the destination schools replaced with a centralized call center, reducing travel costs and salary expense.  Marketing was essentially flat as we remain focused on student population. Bad debt expense as a percentage of revenue was 5.8% for the three months ended June 30, 2015, compared to 5.7% for the same period in 2014.

Student services expense also decreased by $0.6 million, or 14.3%, to $3.8 million as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense decreased to 57.0% in the second quarter of 2015 from 59.0% in the prior year.

As of June 30, 2015, we had outstanding loan commitments to our students of $32.2 million, as compared to $34.1 million at December 31, 2014.  Loan commitments, net of interest that would be due on the loans through maturity, were $22.7 million at June 30, 2015, as compared to $24.1 million at December 31, 2014.  Loan commitments decreased as a result of lower population and fewer campuses.

Net interest expense.    Our net interest expense increased by $0.6 million due to higher interest rates and financing fees expensed associated with our credit facility.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.7% of pretax loss in the second quarter of 2015, compared to $0.4 million, or 4.0% of pretax loss in the same period in 2014. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Index
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Consolidated Results of Operations

Revenue.   Revenue decreased by $6.5 million, or 4.2%, to $149.1 million for the six months ended June 30, 2015 from $155.6 million in the prior comparable period of 2014.  The decrease was a result of a 5.2% decline in average student population, which decreased to approximately 13,045 from 13,763, respectively coupled with higher scholarship recognition resulting in lower average revenue per student due.

Scholarships are recognized ratably over the term of the student’s program.  Scholarship discounts increased by $1.0 million for the first six months of 2015 as compared to the comparable period of 2014.  While scholarships have negatively impacted revenue, we believe we provide more students the opportunity to pursue their educational goals by assisting in their affordability challenge.

Revenue for the Las Vegas, Nevada and Hamden, Connecticut campuses which merged into their neighboring campuses (the “merged campuses”) during the second half of 2014 were $0 and $1.9 million for the six months ended June 30, 2015 and 2014 respectively.  Excluding the merged campuses, 2015 revenue decreased by $4.6 million, or 3.0%, and average student population declined 3.7%.

We began 2015 with approximately 300, or 2.1%, fewer students than we had on January 1, 2014; however, excluding the merged campuses, student population was essentially flat for the respective periods.

We continue to face countercyclical challenges from a low unemployment rate, which is also affecting our industry peers as well as community colleges.  We remain focused on our strategy including the implementation of sales software, corporate training and partnerships relationship to increase student population.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $6.9 million, or 8.4%, to $75.5 million for the six months ending June 30, 2015 from $82.4 million in the prior comparable period.

The expense reductions were primarily due to a $3.5 million, or 7.3%, decrease in instructional expenses and books and tools expense. Instructional savings were a result of a reduction in the number of instructors and other related costs resulting from lower average student population. Similarly, the decrease in books and tools expense is also attributable to lower student starts.

Our facilities expenses decreased by $3.4 million, or 9.9%, primarily due to lower depreciation expense as a result of discontinued depreciation expense in connection with two campuses classified as assets held for sale and prior long-lived asset impairment expenses.  In addition, rent and utilities expense decreased as a result of the merged campuses partially offset by higher insurance costs.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, decreased to 50.7% from 53.0%.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $5.9 million, or 6.5%, to $85.3 million for the six months ending June 30, 2015 from $91.2 million in the prior comparable period of 2014.

Administrative expense was lower by $3.0 million, or 6.0%, as a result of management restructuring resulting in lower salaries and benefit costs from a smaller workforce.  Bad debt expense as a percentage of revenue was 5.0% for the six months ended June 30, 2015, compared to 4.8% for the same period in 2014.

Sales and marketing expenses decreased by $1.7 million, or 5.2%, as a result of a reduction of $2.5 million in sales expense partially offset by increased marketing spending of $0.8 million. The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of our implementation of a centralized call center, thus reducing travel costs and salary expense.

The increase in marketing spending is reflective of our strategic investment and effort to improve student enrollments during 2015.  The additional investment includes costs associated with our new marketing campaign, “Lincoln Tech, America’s Technical Institute”, which were offset by savings as a result of the merged campuses.

Index
Student services expense also decreased by $1.2 million, or 14.5%, to $7.4 million as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense decreased to 57.2% in the second quarter of 2015 from 58.6% in the prior year.

As of June 30, 2015, we had outstanding loan commitments to our students of $32.3 million, as compared to $34.1 million at December 31, 2014.  Loan commitments, net of interest that would be due on the loans through maturity, were $22.7 million at June 30, 2015, as compared to $24.1 million at December 31, 2014.  Loan commitments decreased as a result of lower population and fewer campuses.

Net interest expense.    Our net interest expense increased by $0.9 million due higher interest rates and financing fees associated with changes in our credit facility.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.7% of pretax loss in the quarter ending June 30, 2015, compared to $0.8 million, or 4.1% of pretax loss in the prior year period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over 10 locations and exited its online business.  The Company reviewed how it is structured and changed its organization including reorganizing its Group Presidents to oversee each of the reporting segments.  By aggregating the remaining 31 operating segments into three reporting segments the Company is better able to allocate financial and human resources to respond to its markets with the goal of improving its profitability and competitive advantage.

In the past, we offered any combination of programs at any campus.  We have changed our focus to program offerings that create greater differentiation and attain excellence to attract more students and gain market share.  Also strategically, we began offering continuing education training to employers who hire our students and this is best achieved at campuses focused on their profession.

As a result of these environmental, market forces and strategic decisions, we now operate in three reportable segments: a) Transportation and Skilled Trades, b) Healthcare and Other Professions and c) Transitional.

Our reportable segments have been determined based on the method by which our chief operating decision maker now evaluates performance and allocates resources.  Each reportable segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments have been aggregated into three reportable segments because, in our judgment, the reporting units have similar services, types of customers, regulatory environment and economic characteristics.  Our reporting segments are described below.

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

Transitional – Transitional refers to operations that are being phased out and consists of our campus that is currently being taught out.  This school is employing a gradual teach-out process that enables the school to continue to operate while current students complete their course of study.  The school is no longer enrolling new students.  In the fourth quarter of 2014, we announced that we are teaching out our campus in Fern Park, Florida and the teach-out is expected to be complete by March 2016.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table present results for our three reportable segments for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014	% Change
Revenue:
Transportation and Skilled Trades	$42,447	$43,271	-1.9%
Healthcare and Other Professions	29,536	32,235	-8.4%
Transitional	410	883	-53.6%
Total	$72,393	$76,389	-5.2%

Operating Income (Loss):
Transportation and Skilled Trades	$2,770	$886	212.6%
Healthcare and Other Professions	(2,047)	(2,293)	10.7%
Transitional	(517)	(555)	6.8%
Corporate	(6,417)	(7,402)	13.3%
Total	$(6,211)	$(9,364)	33.7%

Starts:
Transportation and Skilled Trades	1,930	2,067	-6.6%
Healthcare and Other Professions	1,186	1,440	-17.6%
Transitional	-	49	-100.0%
Total	3,116	3,556	-12.4%

Average Population:
Transportation and Skilled Trades	6,978	7,210	-3.2%
Healthcare and Other Professions	5,608	6,160	-9.0%
Transitional	101	213	-52.6%
Total	12,687	13,583	-6.6%

End of Period Population:
Transportation and Skilled Trades	7,321	7,626	-4.0%
Healthcare and Other Professions	5,053	5,590	-9.6%
Transitional	88	206	-57.3%
Total	12,462	13,422	-7.2%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Transportation and Skilled Trades
Revenue decreased to $42.4 million in the three months ending June 30, 2015, as compared to $43.3 million in the comparable period, primarily driven by a 3.2% decline in average student population, which decreased to 6,978 from 7,210 in the prior year.  The revenue decline from lower population was slightly offset by a 1.4% increase in average per student revenue due to tuition increases.

Operating income improved by $1.9 million, or 212.6%, to $2.8 million from $0.9 million driven by the following expense reductions:

•	Educational services and facilities expense reduced by $1.6 million comprised of (a) $0.8 million, or 8.9%, reduction in facilities expense, primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments; and (b) lower instructional expenses of $0.7 million, or 6.0%, as a result of lower student population.
•	Selling, general and administrative expenses reduced by $1.2 million comprised of (a) $0.8 million, or 14.0%, reduction in sales expenses attributable to a reduction in the number of admissions representatives dedicated to the destination schools replaced with a centralized call center thus reducing travel costs and salary expense; and (b) $0.3 million reduction in student services driven by lower student population.

Healthcare and Other Professions
Revenue decreased by $2.7 million, or 8.4%, to $29.5 million in the three months ending June 30, 2015 from $32.2 million in the comparable period primarily attributable to a 9.0% decrease in average student population. Furthermore, revenue declined from higher scholarship recognition of $0.2 million in the current period compared to the prior year period.

Index
Revenue for the merged campuses were $0 and $0.6 million for the three months ended June 30, 2015 and 2014 respectively.  Excluding the merged campuses, 2015 revenue decreased by $2.1 million, or 6.6%, to $29.5 million from $31.6 million and average student population declined 6.3%.

Operating loss improved by $0.3 million, or 10.7%, to $2.0 million from $2.3 million as a result of efficiencies and expense reductions which partially offset the revenue decline.

Operating loss for the merged campuses were $0 and $1.1 million for the three months ended June 30, 2015 and 2014 respectively.  Excluding the merged campuses, operating loss increased by $0.8 million to $2.0 million from $1.2 million in the prior period as a result of the net revenue decrease partially offset by the following expense reductions:

•	Educational services and facilities expense reduced by $0.8 million comprised of (a) $0.3 million, or 4.6%, reduction in facilities expense primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments; and (b) lower instructional expenses of $0.5 million, or 4.6% due to smaller student population.
•	Selling, general and administrative expenses reduced by $0.4 million comprised of (a) $0.2 million, or 6.2%, reduction in sales expenses attributable to a reduction in the number of admissions personnel offset by increased marketing spending of $0.3 million, or 8.8%; and (b) $0.2 million decrease in student services resulting from fewer students; and (c) $0.3 million, or 4.3%, cost savings in administrative expenses attributable to management regionalization at certain campuses.

Included in the Healthcare and Other Professions segment is our Hartford, Connecticut campus which offers culinary programs.  This campus is physically our largest facility at approximately 367,000 square feet including classrooms and student dorms.  Consequently, the fixed overhead costs including rent, real estate taxes, utilities and maintenance are very high.   For the year ended December 31, 2014, the campus had a net loss before income taxes of $5.7 million.   As a result, we continue to explore strategic opportunities in conjunction with the facility’s landlord to exit the facility lease.  For the three months ending June 30, 2015, the Hartford campus has a net loss of $1.6 million which includes other income from a sublease of a portion of the building.

Transitional
This segment consists of our Fern Park, Florida campus where student enrollment has stopped and current students are being taught out through March 2016.

Revenue decreased by $0.5 million, or 53.6%, to $0.4 million from $0.9 million, as compared to the current and prior year quarter, attributable to a 52.9% decrease in average student population due to suspension of new student enrollment effective February 2015.

Operating loss was essentially flat at $0.5 million quarter over quarter.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $1.0 million, or 13.3% to $6.4 from $7.4 million, respectively, as compared to the prior year quarter. This decrease was primarily a result of cost restructuring efforts during the second half of 2014.

Index
The following table present results for our three reportable segments for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014	% Change
Revenue:
Transportation and Skilled Trades	$87,290	$87,803	-0.6%
Healthcare and Other Professions	60,826	66,097	-8.0%
Transitional	997	1,691	-41.0%
Total	$149,113	$155,591	-4.2%

Operating Income (Loss):
Transportation and Skilled Trades	$7,752	$3,223	140.5%
Healthcare and Other Professions	(2,553)	(2,972)	14.1%
Transitional	(1,237)	(1,010)	-22.5%
Corporate	(15,609)	(17,218)	9.3%
Total	$(11,647)	$(17,977)	35.2%

Starts:
Transportation and Skilled Trades	3,717	3,927	-5.3%
Healthcare and Other Professions	2,886	3,341	-13.6%
Transitional	31	122	-74.6%
Total	6,634	7,390	-10.2%

Average Population:
Transportation and Skilled Trades	7,101	7,240	-1.9%
Healthcare and Other Professions	5,820	6,321	-7.9%
Transitional	125	202	-38.1%
Total	13,046	13,763	-5.2%

End of Period Population:
Transportation and Skilled Trades	7,321	7,626	-4.0%
Healthcare and Other Professions	5,053	5,590	-9.6%
Transitional	88	206	-57.3%
Total	12,462	13,422	-7.2%

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Transportation and Skilled Trades
Revenue decreased to $87.3 million in the first six months of 2015, as compared to $87.8 million in the comparable period, primarily driven by a 1.9% decrease in average student population and $0.4 million increase in scholarship recognition in the current period compared to the prior year period.   The decline was partially offset by a 1.4% increase in average revenue per student due to increased tuition rates.

Operating income improved by $4.5 million, or 140.5%, to $7.8 million from $3.2 million mainly driven by the following expense reductions:

•	Educational services and facilities expense reduced by $3.3 million comprised of (a) $2.0 million, or 10.5%, reduction in facilities expense, primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments, and (b) $1.3 million, or 5.2%, lower instructional expenses.
•	Selling, general and administrative expenses reduced by $1.8 million comprised of (a) $1.3 million, or 6.4%, reduction in sales and marketing expenses attributable to $1.8 million lower sales’ salary and travel costs offset by $0.5 million increase in marketing spending; (b) $0.7 million reduction in student services due to the smaller student population.

Healthcare and Other Professions
Revenue decreased by $5.3 million, or 8.0%, to $60.8 million in the first six months of 2015 from $66.1 million in the comparable period primarily attributable to a 7.9% decrease in average student population. Furthermore, revenue declined from higher scholarship recognition of $0.6 million in the current period compared to the prior year period.

Index
Revenue for the merged campuses were $0 and $1.9 million for the six months ended June 30, 2015 and 2014 respectively.  Excluding the merged campuses, 2015 revenue decreased by $3.4 million, or 5.2%, to $60.8 million from $64.2 million and average student population declined 4.7%.

Operating loss improved by $0.4 million to $2.6 million from $3.0 million as a result of efficiencies and expense reductions.

Operating loss for the merged campuses were $0 and $1.5 million for the six months ended June 30, 2015 and 2014 respectively.  Excluding the merged campuses, operating loss increased by $1.1 million to $2.6 million from $1.5 million in the prior period as a result of the net revenue decrease partially offset by the following expense reductions:

•	Educational services and facilities expense reduced by $1.5 million, or 4.2%, comprised of (a) $0.7 million, or 4.8%, reduction in facilities expense primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments, and (b) lower instructional expenses of $0.8 million, or 3.7%, as a result of fewer students.
•	Selling, general and administrative expenses reduced by $0.8 million, or 2.6%, comprised of (a) $0.5 million, or 12.8%, reduction in student services; (b) $0.7 million, or 4.8%, cost savings in administrative expenses in connection with management regionalization at certain campuses; and (c) $0.3 million net increase in sales and marketing as a result of an increase in marketing spending to improve student enrollments partially offset by savings in sales expenses attributable to a reduction in the number of admissions personnel.

Included in the Healthcare and Other Professions segment is our Hartford, Connecticut campus which offers culinary programs.  This campus is physically our largest facility at approximately 367,000 square feet including classrooms and student dorms.  Consequently, the fixed overhead costs including rent, real estate taxes, utilities and maintenance are very high.   For the year ended December 31, 2014, the campus had a net loss before income taxes of $5.7 million.   As a result, we continue to explore strategic opportunities in conjunction with the facility’s landlord to exit the facility lease.  For the six months ended June 30, 2015, the Hartford campus had lower net loss before income taxes of $2.9 million compared to $3.6 million due to cost savings and other income from a sublease of a portion of the building.

Transitional
This segment consists of our Fern Park, Florida campus where student enrollment has stopped and current students are being taught out through March 2016.

Revenue decreased by $0.7 million, or 41.0%, to $1.0 million from $1.7 million, as compared to the current and prior year quarter, attributable to a 38.1% decrease in average student population due to suspension of new student enrollment effective February 2015.

Operating loss increased by $0.2 million, to $1.2 million from $1.0 million resulting primarily from revenue decline offset by eliminated expenses including sales and marketing.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $1.6 million, or 9.3% to $15.6 from $17.2 million, respectively, as compared to the prior year quarter. This decrease was primarily a result of cost restructuring efforts in 2014 and 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility. The following chart summarizes the principal elements of our cash flow:

	Three Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(11,646)	$(14,899)
Net cash used in investing activities	(1,218)	(2,544)
Net cash provided by financing activities	5,415	11,316

As of June 30, 2015, we had cash and cash equivalents of $4.9 million, representing a decrease of approximately $7.4 million as compared to $12.3 million of cash, and cash equivalents as of December 31, 2014.  This decrease for the six months ended June 30, 2015 is primarily due to a net loss during the quarter of $14.5 million offset by $6.0 of borrowings.

Index
For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have hindered potential students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population. We also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months. At June 30, 2015, our available sources of cash primarily included cash from operations, cash and cash equivalents on hand of $4.9 million and the ability to draw down up to $20 million (less letters of credit of $7.0 million) under our revolving line of credit that was to expire on April 5, 2016. On July 31, 2015, the Company repaid in full and terminated the revolving line of credit with the proceeds of a new $45 million term loan; see below and refer to Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of the term loan.

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

In addition to the aforementioned current sources of capital that will provide short term liquidity, we also plan to sell approximately $52.4 million in assets which are currently classified as assets held for sale and are expected to be sold within one year from the date of classification.  All net proceeds of future sales of real property by the Company and its subsidiaries must be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.  We also are currently exploring various other alternatives including strategic partnerships.

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

Operating Activities

Net cash used in operating activities was $11.6 million for the six months ended June 30, 2015 compared to $14.9 million for the comparable period of 2014.  The $3.3 million increase in net cash primarily resulted from a reduction in net loss and other working capital items.

Investing Activities

Net cash used in investing activities was $1.2 million compared to $2.5 million for the six months ended June 30, 2015 and 2014, respectively. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology classroom furniture, and new program build outs.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Cincinnati (Tri-County), Ohio; Suffield, Connecticut; and Denver, Colorado.  We have three properties that are held for sale.

Capital expenditures are expected to approximate 2% of revenues in 2015 similar to 2014.  We expect to fund future capital expenditures with cash generated from operating activities and cash from our real estate monetization.

Index
Financing Activities

Net cash provided by financing activities was $5.4 million as compared to $11.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $5.9 million was due to a decrease in net borrowings of $9.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, offset by $3.4 million in savings as a result of the previously reported dividend discontinuation.

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

As of December 31, 2013, the aggregate principal amount available under the Credit Facility was $60 million.  Effective January 16, 2014, this amount was reduced to $40 million.  Effective January 15, 2015, this amount was further reduced to $20 million however, the revolving commitments available for use other than for the issuance of letters of credit under the Credit Facility have been reduced to $12 million.  During the period commencing on December 1, 2015 through January 15, 2016, we are required to reduce the outstanding revolving loans, other than letters of credit obligations, to $0.  The Credit Facility may be used to finance capital expenditures and permitted acquisitions, to pay transaction expenses, for the issuance of letters of credit and for general corporate purposes.  Borrowings under the Credit Facility are secured by a first priority lien on substantially all of the tangible and intangible assets of the Company including real estate and all net proceeds of future sales of real property by us are to be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.  On March 4, 2015, the term of the Credit Facility which was maturing on April 5, 2015, was extended for an additional 12 months with an expiration date of April 5, 2016.  On July 31, 2015, the Company repaid in full and terminated the Credit Facility and the revolving line of credit with the proceeds of a new $45 million term loan; see below and refer to Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of the term loan.

The Credit Agreement contains representations, warranties and covenants including consolidated adjusted net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio, minimum financial responsibility composite score, cohort default rate and other financial covenants, certain restrictions on capital expenditures as well as affirmative and negative covenants and events of default customary for facilities of this type.  In addition, we are paying fees to the lenders that are customary for facilities of this type.  As of June 30, 2015, we were in compliance with all financial covenants.

Amounts borrowed under the Credit Facility bear interest, at our option, at either (i) an interest rate based on LIBOR (or the rate of 1.00%, if greater) and adjusted for any reserve percentage obligations under Federal Reserve Bank regulations (the “Eurodollar Rate”) for specified interest periods or (ii) the Base Rate (as defined under the Credit Facility), in each case, plus an applicable margin rate as determined under the Credit Agreement.  The “Base Rate”, as defined under the Credit Facility, is the highest of (a) the rate of interest announced from time to time by Bank of America, N.A. as its prime rate, (b) the Federal Funds rate plus 0.5% and (c) a daily rate equal to the one-month LIBOR rate plus 1.0%.  The Fourth Amendment re-sets the margin interest rate for (a) Base Rate loans as (i) 11.0% from March 4, 2015 through April 15, 2015, (ii) 14.0% from April 16, 2015 through May 31, 2015 and (iii) 17.0% from June 1, 2015 and thereafter and (b) Eurodollar Rate loans as (i) 12.0% from March 4, 2015 through April 15, 2015, (ii) 15.0% from April 16, 2015 through May 31, 2015 and (iii) 18.0% from June 1, 2015 and thereafter. We are required to pay on a quarterly basis a commitment fee equal to the amount of the then unused availability under the Credit Facility multiplied by (i) 5.0%, from March 4, 2015 through April 15, 2015, (ii) 6.0%, from April 16, 2015 through May 31, 2015 and (iii) 7.0% from June 1, 2015 and thereafter.  Letters of credit require a fee equal to the applicable margin rate multiplied by the daily amount available to be drawn under each issued letter of credit plus an agreed upon fronting fee and customary issuance, presentation, amendment and other processing fees associated with letters of credit.

We paid the lenders an amendment fee of $0.2 million and $0.4 million for the three and six months ended June 30, 2015 respectively, and had the Credit Facility remained outstanding, the Company would have been required to pay additional amendment fees of varying amounts on each of September 30, 2015 and December 31, 2015

Index
The following table sets forth our long-term debt (in thousands):

	June 30, 2015	December 31, 2014
Credit agreement	$6,000	$30,000
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	25,278	25,509
	40,950	65,181
Less current maturities	(6,490)	(30,471)
	$34,460	$34,710

New Credit Agreement
On July 31, 2015, the Company entered into a credit agreement (the “New Credit Agreement”) with three lenders, Alostar Bank of Commerce (“Alostar”), HPF Holdco, LLC and Rushing Creek 4, LLC, led by HPF Service, LLC, as administrative agent and collateral agent (the “Agent”), for an aggregate principal amount of $45 million (the “Loan”).  The Loan consists of a $30 million term loan from HPF Holdco, LLC and Rushing Creek 4, LLC secured by a first priority lien in favor of the Agent on substantially all of the real and personal property owned by the Company, and a $15 million term loan from Alostar secured by a $15.3 million cash collateral account controlled by Alostar. At the Borrowers’ request, a percentage of the cash collateral may be released to the Borrowers in the Agent’s sole discretion and with the consent of Alostar upon the satisfaction of certain criteria as outlined in the New Credit Agreement. The Loan, which matures on July 31, 2019, replaces the Company’s prior $20 million revolving credit facility with Bank of America, N.A. and other lenders, which was due to expire on April 5, 2016.  The prior Credit Agreement was terminated concurrently with the effective date of the New Credit Agreement on July 31, 2015 (the “Closing Date”); however, letters of credit in the aggregate amount of approximately $7.1 million issued by Bank of America, N.A. under the revolving credit facility remain outstanding following the termination of the revolving credit facility.

A portion of the proceeds of the Loan were used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the existing revolving credit facility, (ii) fund the $15.3 million cash collateral account securing the portion of the Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the prior revolving credit facility that remain outstanding after the termination of the revolving credit facility and (iv) pay transaction expenses in connection with the Loan and the termination of the prior revolving credit facility.  The remaining proceeds of the Loan of approximately $13.8 million may be used by the Company to finance capital expenditures and for general corporate purposes consistent with the terms of the New Credit Agreement.

Interest will accrue on the Loan at a per annum rate equal to the greater of (i) 11% and (ii) 90-day LIBOR plus 9%  determined monthly by the Agent and will be payable monthly in arrears.  The principal balance of the Loan will be repaid in equal monthly installments, commencing on August 1, 2017, determined as the quotient of (i) 10% of the outstanding principal balance of the Loan as of July 2, 2017 divided by (ii) 12.  A final installment of principal and all accrued and unpaid interest will be due on the maturity date of the Loan.

The Loan may be prepaid in whole or in part at any time, subject to the payment of a prepayment premium equal to (i) 5% of the principal amount prepaid at any time up to but not including the second anniversary of the Closing Date and (ii) 3% of the principal amount prepaid at any time commencing on the second anniversary of the Closing Date up to but not including the third anniversary of the Closing Date.  In the event of any sale or other disposition of a school or real property by the Company permitted under the New Credit Agreement, the net proceeds of such sale or disposition must be used to prepay the Loan in an amount determined pursuant to the New Credit Agreement, subject to the applicable prepayment premium; provided, however, that no prepayment premium will be due with respect to up to $15 million of aggregate repayments of the Loan made during the first year that the Loan is outstanding.  A portion of the net cash proceeds of any disposition of a school in an amount determined pursuant to the terms of the New Credit Agreement, must be deposited and held as cash collateral in a deposit account controlled by the Agent until the conditions for release set forth in the New Credit Agreement are satisfied.

The New Credit Agreement contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, minimum capital expenditures, minimum fixed charge coverage ratio and minimum EBITDA, as well as affirmative and negative covenants and events of default customary for facilities of this type.

Also, in connection with the New Credit Agreement, the Company paid to the Agent a commitment fee of $1.0 million and is required to pay to the Agent other customary fees for facilities of this type.

Index
Contractual Obligations

Long-term Debt.  As of June 30, 2015, our long-term debt consisted of the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$46,296	$2,494	$5,326	$5,356	$33,120
Operating leases	99,600	19,349	32,587	26,238	21,426
Rent on finance obligation	2,382	1,588	794	-	-
Total contractual cash obligations	$148,278	$23,431	$38,707	$31,594	$54,546

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015, except for our letters of credit of $7.0 million which are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Outlook

Similar to many companies in the proprietary education sector, we have experienced significant deterioration in student enrollments over the last several years. This can be attributed to many factors including the economic environment, numerous regulatory changes such as changes to admissions advisor compensation policies, elimination of the ability-to-benefit (“ATB”), changes to the 90/10 Rule and cohort default rates, gainful employment and modifications to Title IV amounts and eligibility. While demand from employers in most of our fields are increasing we have yet to see an increase in demand from new students.

As the economy continues to improve and the unemployment rate continues to decline, our student enrollment has been negatively impacted due to a portion of our potential student base which has entered the workforce prematurely without obtaining any post-secondary training. Offsetting this short term decline in available students is the fact that an increasing number of the “baby boom” generation are retiring from the workforce.  The retirement of baby boomers coupled with a growing economy has resulted in additional employers looking to us to help solve their workforce needs.  With schools in 15 states, we are a very attractive employment solution for large regional and national employers.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have entered into a new term loan and continue to have the ability to sell our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Index
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  We had a Credit Agreement with a syndicate of banks pursuant to which our obligations were secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future, including a pledge of substantially all of our subsidiaries’ common stock. As of June 30, 2015, we had $6.0 million outstanding under our credit agreement.  On July 31, 2015, the Company repaid in full and terminated the revolving line of credit with the proceeds of a new $45 million term loan; refer to Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of the term loan.

Based on our outstanding debt balance as of June 30, 2015, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.1 million, or less than $0.1 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

On November 21, 2012, we received a Civil Investigation Demand from the Attorney General of the Commonwealth of Massachusetts relating to its investigation of whether we and certain of our academic institutions have complied with certain Massachusetts state consumer protection laws.  On July 29, 2013, and January 17, 2014, we received additional Civil Investigative Demands.  Pursuant to the Civil Investigative Demands, the Attorney General requested from us and certain of our academic institutions in Massachusetts documents and detailed information for the time period from January 1, 2008 to the present.

On July 13, 2015, the Commonwealth of Massachusetts filed a complaint against us in the Suffolk County Superior Court alleging certain violations of the Massachusetts Consumer Protection Act since at least 2010 and continuing through 2013.  At the same time, we agreed to the entry of a Final Judgment by Consent in order to avoid the time, burden, and expense of contesting such liability.  As part of the Final Judgment by Consent, we denied all allegations of wrongdoing and any liability for the claims asserted in the complaint.  We agreed, however, to pay the sum of $850,000 to the Attorney General and to forgive $165,000 of debt consisting of unpaid balances owed to us by certain graduates in the sole discretion of the Massachusetts Attorney General which were previously accrued for at December 31, 2014.  The Final Judgment by Consent also provided certain requirements for calculation of job placement rates in Massachusetts and imposed certain disclosure obligations that are consistent with the regulations that have been previously enacted by the Massachusetts Attorney General’s Office.

Index
Item 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation and Release Agreement dated as of May 5, 2015 between the Company and Shaun E. McAlmont #.

10.2
Credit Agreement dated as of July 31, 2015 among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (1).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.

(1)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2015.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 7, 2015	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Principal Financial Officer)