Form 10-Q
period 2015-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2015-11-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 4 2015, there were 23,867,201 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,422	$12,299
Restricted cash	7,358	30,000
Accounts receivable, less allowance of $12,366 and $12,193 at September 30, 2015 and December 31, 2014, respectively	17,016	13,533
Inventories	1,611	1,486
Prepaid income taxes and income taxes receivable	695	879
Assets held for sale	44,762	50,930
Prepaid expenses and other current assets	2,765	3,937
Total current assets	106,629	113,064

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $147,102 and $136,910 at September 30, 2015 and December 31, 2014, respectively	66,627	69,740

OTHER ASSETS:
Noncurrent restricted cash	15,254	-
Noncurrent receivables, less allowance of $943 and $1,016 at September 30, 2015 and December 31, 2014, respectively	5,921	6,235
Deferred finance charges	2,783	158
Goodwill	21,991	22,207
Other assets, net	2,703	2,303
Total other assets	48,652	30,903
TOTAL	$221,908	$213,707

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	September 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$5,813	$30,000
Current portion of capital lease obligations	515	471
Unearned tuition	26,803	26,469
Accounts payable	15,184	11,894
Accrued expenses	15,083	13,865
Other short-term liabilities	730	780
Total current liabilities	64,128	83,479

NONCURRENT LIABILITIES:
Long-term credit agreement	38,837	-
Long-term capital lease obligations	24,644	25,038
Long-term finance obligation	9,672	9,672
Pension plan liabilities	5,250	5,299
Accrued rent	6,584	6,852
Other long-term liabilities	215	357
Total liabilities	149,330	130,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, no par value - authorized: 100,000,000 shares at September 30 2015 and December 31, 2014; issued and outstanding: 29,777,742 shares at September 30, 2015 and 29,933,086 shares at December 31, 2014	141,377	141,377
Additional paid-in capital	27,131	26,350
Treasury stock at cost - 5,910,541 shares at September 30, 2015 and December 31, 2014	(82,860)	(82,860)
(Accumulated deficit) retained earnings	(6,297)	5,610
Accumulated other comprehensive loss	(6,773)	(7,467)
Total stockholders' equity	72,578	83,010
TOTAL	$221,908	$213,707

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE	$79,046	$83,982	$228,159	$239,573
COSTS AND EXPENSES:
Educational services and facilities	39,026	42,440	114,572	124,879
Selling, general and administrative	34,944	41,712	120,200	132,901
Loss (gain) on sale of assets	228	-	188	(61)
Impairment of goodwill and long-lived assets	216	39,315	216	39,315
Total costs & expenses	74,414	123,467	235,176	297,034
OPERATING INCOME (LOSS)	4,632	(39,485)	(7,017)	(57,461)
OTHER:
Interest income	19	53	40	125
Interest expense	(2,216)	(1,637)	(5,570)	(4,131)
Other income	196	149	790	149
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,631	(40,920)	(11,757)	(61,318)
PROVISION (BENEFIT) FOR INCOME TAXES	50	(5,556)	150	(4,719)
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,581	(35,364)	(11,907)	(56,599)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	-	(2,717)	-	(4,172)
NET INCOME (LOSS)	$2,581	$(38,081)	$(11,907)	$(60,771)
Basic
Income (loss) per share from continuing operations	$0.11	$(1.55)	$(0.51)	$(2.48)
Loss per share from discontinued operations	-	(0.12)	-	(0.18)
Net income (loss) per share	$0.11	$(1.67)	$(0.51)	$(2.66)
Diluted
Income (loss) per share from continuing operations	$0.11	$(1.55)	$(0.51)	$(2.48)
Loss per share from discontinued operations	-	(0.12)	-	(0.18)
Net income (loss) per share	$0.11	$(1.67)	$(0.51)	$(2.66)
Weighted average number of common shares outstanding:
Basic	23,230	22,843	23,140	22,789
Diluted	23,270	22,843	23,140	22,789

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,581	$(38,081)	$(11,907)	$(60,771)
Other comprehensive income
Employee pension plan adjustments, net of taxes	231	113	694	338
Comprehensive income (loss)	$2,812	$(37,968)	$(11,213)	$(60,433)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2015	29,933,086	$141,377	$26,350	$(82,860)	$5,610	$(7,467)	$83,010
Net loss	-	-	-	-	(11,907)	-	(11,907)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	694	694
Stock-based compensation expense
Restricted stock	(106,269)	-	852	-	-	-	852
Stock options	-	-	33	-	-	-	33
Net share settlement for equity-based compensation	(49,075)	-	(104)	-	-	-	(104)
BALANCE - September 30, 2015	29,777,742	$141,377	$27,131	$(82,860)	$(6,297)	$(6,773)	$72,578

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2014	29,919,761	$141,377	$24,177	$(82,860)	$66,064	$(3,562)	$145,196
Net loss	-	-	-	-	(60,771)		(60,771)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	338	338
Stock-based compensation expense
Restricted stock	79,582	-	2,408	-	-	-	2,408
Stock options	-	-	78	-	-	-	78
Net share settlement for equity-based compensation	(27,682)	-	(112)	-	-	-	(112)
Cash Dividend of $0.16 per common share					(3,841)		(3,841)
BALANCE - September 30, 2014	29,971,661	$141,377	$26,551	$(82,860)	$1,452	$(3,224)	$83,296

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,907)	$(60,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,727	14,756
Amortization of deferred finance charges	356	615
Deferred income taxes	-	(4,528)
Loss (gain) on sale of assets	188	(61)
Impairment of goodwill and long-lived assets	216	41,437
Fixed asset donation	(20)	(62)
Provision for doubtful accounts	10,886	11,836
Stock-based compensation expense	885	2,486
Deferred rent	(505)	(499)
(Increase) decrease in assets:
Accounts receivable	(14,216)	(15,508)
Inventories	(135)	47
Prepaid income taxes and income taxes receivable	184	7,161
Prepaid expenses and current assets	1,128	281
Other assets and charges	(1,382)	286
Increase (decrease) in liabilities:
Accounts payable	3,326	(5,026)
Accrued expenses	1,274	4,370
Pension plan liabilities	-	(180)
Unearned tuition	1,034	4,663
Other liabilities	453	18
Total adjustments	14,399	62,092
Net cash provided by operating activities	2,492	1,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,606)	(4,796)
Proceeds from sale of property and equipment	447	67
Net cash used in investing activities	(1,159)	(4,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(38,850)	(64,500)
Reclassifications of payments of borrowings from restricted cash	30,000	54,500
Reclassifications of proceeds of borrowings from restricted cash	(22,612)	-
Payment of deferred finance fees	(2,794)	-
Proceeds from borrowings	53,500	17,500
Net share settlement for equity-based compensation	(104)	(112)
Dividends paid	-	(3,841)
Principal payments under capital lease obligations	(350)	(323)
Net cash provided by financing activities	18,790	3,224
NET DECREASE IN CASH AND CASH EQUIVALENTS	20,123	(184)
CASH AND CASH EQUIVALENTS—Beginning of period	12,299	12,886
CASH AND CASH EQUIVALENTS—End of period	$32,422	$12,702

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,162	$3,315
Income taxes	$79	$120
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$757	$1,333

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have hindered potential students from enrolling in its post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population. The Company also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months. At September 30, 2015, the Company’s available sources of cash primarily included cash from operations, and cash and cash equivalents of $32.4 million which increased from December 31, 2014 mainly from $19.6 million related to our new term loan agreement net of finance fees.

To fund the Company’s business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, the Company leveraged its owned real estate that is not classified as held for sale. The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the current sources of capital discussed above that provide short term liquidity, the Company plans to sell approximately $44.8 million in assets which are currently classified as held for sale and are expected to be sold within one year from the date of classification.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2014 consolidated financial statements and related disclosures of the Company included in the Annual Report on Form 10-K filed with the SEC on March 16, 2015, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions including those related to revenue recognition, bad debts, fixed assets, goodwill and other intangible assets, stock-based compensation, income taxes, benefit plans and certain accruals and contingencies. Actual results could materially differ from those estimates.

New Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Company will not early adopt this new guidance and it will not have a significant impact on the Company’s financial statements.

Index
In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, with earlier application permitted as of the beginning of the fiscal year of adoption, is not expected to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in GAAP.  In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  In August 2015, the FASB issued ASU 2015-14, wherein it was approved to defer the effective date of the Boards revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

In April 2014, the FASB issued amended guidance on the use and presentation of discontinued operations in an entity's consolidated financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance became effective on January 1, 2015. Adoption is on a prospective basis.  The Company adopted the new guidance as of December 31, 2014 and based on the guidance did not present the schools that are held for sale as discontinued operations in the consolidated financial statements.  As discussed in Note 4, the Company did include the five training sites from Florida in discontinued operations in the consolidated financial statements for the year ended December 31, 2014 as they qualify for such treatment under the amended guidance.

Revenue recognition – Revenues are derived primarily from programs taught at the Company’s schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program as the student proceeds through the program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation, and the Company completes the performance of teaching the student which entitles the Company to the revenue. The Company evaluates whether collectability of revenue is reasonably assured prior to the student attending class and reassess collectability of tuition and fees when a student withdraws from a course.  The Company calculates the amount to be returned under Title IV and its stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, the Company expect payment from the student and the Company has a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  The Company continuously monitors its historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, federal and state regulations permit us to retain a fixed percentage of the total tuition received from the student, which varies with, but generally equals or exceed, the percentage of the term completed by the student.  Tuition amount received by the Company in excess of such fixed percentage of tuition are refunded to the student or the appropriate funding source, as applicable with all refunds netted against revenue during the applicable academic term. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.  When a student withdraws from a program after a specified date with a balance due to the Company, it takes a reserve of a percentage of the student’s balance based on our current collection history.

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

Income Taxes – The Company accounts for income taxes in accordance with FASB Accounting Standards Code Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2015 and 2014, the Company did not have any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income (loss) per share for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic shares outstanding	23,230,438	22,843,247	23,140,006	22,789,254
Dilutive effect of stock options	39,197	-	-	-
Diluted shares outstanding	23,269,635	22,843,247	23,140,006	22,789,254

For the three months ended September 30, 2014, options to acquire 132,595 shares were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the nine months ended September 30, 2015 and 2014, options to acquire 47,015 and 121,269 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the three and nine months ended September 30, 2015 and 2014, options to acquire 540,567 and 476,625 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In each of 2013 and 2014, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of September 30, 2015, these performance conditions were not met.  As a result, the Company has determined these shares to be contingently issuable.  Accordingly, 152,837 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015, and 398,250 shares have been excluded for the three and nine months ended September 30, 2014.  Refer to Note 6 for more information on performance shares.

Index
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

The results of operations at these five training sites for the three and nine months ended September 30, 2014 was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Revenue	$677	$2,205
Operating expenses	3,504	6,462
Operating loss	$(2,827)	$(4,257)

4.	GOODWILL AND LONG-LIVED ASSETS

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

The Company concluded that as of September 30, 2015 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that one of the Company’s reporting units was impaired, which resulted in a pre-tax non-cash charge of $0.2 million for the three months ended September 30, 2015.

As of September 30, 2014, the Company concluded that there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that 10 of the Company’s reporting units were impaired, which resulted in a pre-tax charge of $39.0 million for the three months ended September 30, 2014.

As of September 30, 2015, the Company concluded that there was sufficient evidence to conclude that there was no impairment of long-lived assets.  Long-lived assets were tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.

As of September 30, 2014, the Company concluded that there was sufficient evidence to conclude that there were impairments of certain long-lived assets at six of the Company’s campuses.  Long-lived assets were tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.  The long-lived impairment resulted in a pre-tax charge of $1.9 million for leasehold improvements and a $0.5 million for intangible assets.

Index
The carrying amount of goodwill at September 30, 2015 and 2014 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2015	$115,872	$(93,665)	$22,207
Goodwill impairment	-	(216)	(216)
Balance as of September 30, 2015	$115,872	$(93,881)	$21,991

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2014	$117,176	$(54,711)	$62,465
Goodwill impairment	-	(38,954)	(38,954)
Balance as of September 30, 2014	$117,176	$(93,665)	$23,511

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Trade Name	Accreditation	Curriculum	Total
Gross carrying amount at December 31, 2014	$310	$1,062	$550	$1,922
Adjustments	-	-	-	-
Gross carrying amount at September 30, 2015	310	1,062	550	1,922

Accumulated amortization at December 31, 2014	264	-	469	733
Amortization	33	-	15	48
Accumulated amortization at September 30, 2015	297	-	484	781

Net carrying amount at September 30, 2015	$13	$1,062	$66	$1,141

Weighted average amortization period (years)	7	Indefinite	10

Amortization of intangible assets was less than $0.1 million for each of the three months ended September 30, 2015 and 2014.  Amortization of intangible assets was $0.1 million for each of the nine months ended September 30, 2015 and 2014.

Index
The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2015	$16
2016	22
2017	20
2018	20
2019	1
Thereafter	-

$79

5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	September 30, 2015	December 31, 2014
Term loan (a)	$44,650	$-
Credit agreement (a)	-	30,000
Finance obligation (b)	9,672	9,672
Capital lease-property (rate of 8.0%) (c)	25,159	25,509
	79,481	65,181
Less current maturities	(6,328)	(30,471)
	$73,153	$34,710

(a) On July 31, 2015, the Company entered into a credit agreement (the “Agreement”) with three lenders, Alostar Bank of Commerce (“Alostar”), HPF Holdco, LLC and Rushing Creek 4, LLC, led by HPF Service, LLC, as administrative agent and collateral agent (the “Agent”), for an aggregate principal amount of $45 million (the “Loan”).  The Loan consists of a $30 million term loan agreement from HPF Holdco, LLC and Rushing Creek 4, LLC secured by a first priority lien in favor of the Agent on substantially all of the real and personal property owned by the Company, and a $15 million term loan agreement from Alostar secured by a $15.3 million cash collateral account. At the Borrowers’ request, a percentage of the cash collateral may be released to the Borrowers in the Agent’s sole discretion and with the consent of Alostar upon the satisfaction of certain criteria as outlined in the Term Loan Agreement. The Loan, which matures on July 31, 2019, replaces the Company’s previously existing $20 million revolving credit facility with Bank of America, N.A. and other lenders, which was due to expire on April 5, 2016.  The previously existing revolving credit facility was terminated concurrently with the effective date of the Term Loan Agreement on July 31, 2015 (the “Closing Date”).

A portion of the proceeds of the Loan were used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the previously existing revolving credit facility, (ii) fund the $15.3 million cash collateral account securing the portion of the Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the previously existing revolving credit facility that remain outstanding after the termination of that facility and (iv) pay transaction expenses in connection with the Loan and the termination of the previously existing revolving credit facility.  The remaining proceeds of the Loan of approximately $13.8 million may be used by the Borrowers to finance capital expenditures and for general corporate purposes consistent with the terms of the Term Loan Agreement.

Interest will accrue on the Loan at a per annum rate equal to the greater of (i) 11% or (ii) 90-day LIBOR plus 9%  determined monthly by the Agent and will be payable monthly in arrears.  The principal balance of the Loan will be repaid in equal monthly installments, commencing on August 1, 2017, determined as the quotient of (i) 10% of the outstanding principal balance of the Loan as of July 2, 2017 divided by (ii) 12.  A final installment of principal and all accrued and unpaid interest will be due on the maturity date of the Loan.

The Loan may be prepaid in whole or in part at any time, subject to the payment of a prepayment premium equal to (i) 5% of the principal amount prepaid at any time up to but not including the second anniversary of the Closing Date and (ii) 3% of the principal amount prepaid at any time commencing on the second anniversary of the Closing Date up to but not including the third anniversary of the Closing Date.  In the event of any sale or other disposition of a school or real property by the Company permitted under the Term Loan Agreement, the net proceeds of such sale or disposition must be used to prepay the Loan in an amount determined pursuant to the Term Loan Agreement, subject to the applicable prepayment premium; provided, however, that no prepayment premium will be due with respect to up to $15 million of aggregate repayments of the Loan made during the first year that the Loan is outstanding.  A portion of the net cash proceeds of any disposition of a school in an amount determined pursuant to the terms of the Term Loan Agreement, must be deposited and held as cash collateral in a deposit account controlled by the Agent until the conditions for release set forth in the Term Loan Agreement are satisfied.  In connection with the assets which are currently classified as held for sale and are expected to be sold within one year, we are required to classify $5.8 million as short term debt because of prepayment minimum as required with any disposition.

Index
For the three months ended September 30, 2015, $0.4 million of the Term Loan Agreement was repaid in connection with the Company’s sale of real property located in Springdale, Ohio. The Company had $44.7 million outstanding under the Term Loan Agreement as of September 30, 2015.

The Company had $30.0 million outstanding under its previously existing revolving credit facility as of December 31, 2014 which was repaid on January 3, 2015.  The interest rate on this borrowing was 7.25%.

The Term Loan Agreement contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, minimum fixed charge coverage ratio, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan Agreement), as well as affirmative and negative covenants and events of default customary for facilities of this type.  The Company was in compliance with all covenants as of September 30, 2015.

The Term Loan Agreement contains-events of default, the occurrence and continuation of which provide the lenders with the right to exercise remedies against the Company and the cash and other collateral securing the Loan. These events of default include, among other things, the failure to pay principal, interest or any other amounts when due with respect to the Loan, the breach of covenants in the Term Loan Agreement and related collateral security agreements, the occurrence of an insolvency event for the Company or any of its subsidiaries, the issuance of a notice of intent to suspend, terminate or limit Title IV program eligibility or an educational approval  of the Company or any of its subsidiaries that could reasonably be expected to result in a Material Adverse Change (as defined in the Term Loan Agreement), the occurrence of a default respect to other indebtedness of the Company or any of its subsidiaries that involves an aggregate amount of $0.5 million or more, and the entry of a final judgment against the Company or any of its subsidiaries in the aggregate amount of $1 million or more.

Also, in connection with the Term Loan Agreement, the Company paid to the Agent a commitment fee of $1.0 million and is required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan Agreement were $2.8 million which are included in deferred finance charges on the consolidated balance sheet.

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

Scheduled maturities of long-term debt and lease obligations at September 30, 2015 are as follows:

Year ending December 31,
2015	$121
2016	6,384
2017	2,610
2018	5,275
2019	33,388
Thereafter	22,031
$69,809

The finance obligation of $9.7 million is excluded from the scheduled maturities schedule as it is a non-cash liability.

6.	STOCKHOLDERS’ EQUITY

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

Index
The service-based restricted shares granted during 2012 vest ratably on the grant date and the first through fourth anniversaries of the grant date. The service-based restricted shares granted during 2014 vest ratably on the grant date and the first through third anniversaries of the grant date.

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

For the nine months ended September 30, 2015 and 2014, the Company completed a net share settlement for 49,075 and 27,682 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2015 and/or 2014, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employee’s return of an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of approximately $0.1 million for each of the nine months ended September 30, 2015 and 2014, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2014	925,819	$5.04
Canceled	(340,940)	5.00
Awards	234,651	2.28
Vested	(254,046)	5.36

Nonvested restricted stock outstanding at September 30, 2015	565,484	3.77

The restricted stock expense for the three months ended September 30, 2015 and 2014 was $0.1 million and $0.8 million, respectively.  The restricted stock expense for the nine months ended September 30, 2015 and 2014 was $0.9 million and $2.4 million, respectively.  The unrecognized restricted stock expense as of September 30, 2015 and December 31, 2014 was $1.6 million and $4.5 million, respectively.  As of September 30, 2015, outstanding restricted shares under the LTIP had aggregate intrinsic value of $0.3 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	424,167	$13.65	4.18 years	$-
Canceled	(151,500)	16.22		-

Outstanding at September 30, 2015	272,667	12.22	4.30 years	-

Vested or expected to vest	272,667	12.22	4.30 years	-

Exercisable as of September 30, 2015	272,667	12.22	4.30 years	-

As of September 30, 2015, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At September 30, 2015
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	192,667	4.69	$9.39	192,667	$9.39
$14.00-$19.99	49,000	2.40	18.02	49,000	18.02
$20.00-$25.00	31,000	4.85	20.62	31,000	20.62

	272,667	4.30	12.22	272,667	12.22

7.	INCOME TAXES

The provision for income taxes for the three months ended September 30, 2015 was $0.1 million, or 1.9% of pretax income, compared to a benefit for income taxes of $5.6 million, or 13.6%, of pretax loss for the quarter ended September 30, 2014.  The provision for income taxes for the nine months ended September 30, 2015 was $0.2 million, or 1.3% of pretax loss, compared to a benefit for income taxes of $4.7 million, or 7.7% of pretax loss.  Income tax expense for the three and nine months ended September 30, 2015 resulted from various state tax expenses.

Previously, the Company had a deferred tax liability related to an indefinite life intangible that was not available to offset the net deferred tax asset when evaluating the amount of the valuation allowance needed.  As a result of the Company’s impairment of goodwill for the three months ended September 30, 2014, the deferred tax liability related to the indefinite life intangible reversed resulting in a decrease in the valuation allowance needed. This release of the valuation allowance resulted in an income tax benefit.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a full valuation allowance on its net deferred tax assets as of September 30, 2015.

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

Index
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

The Company sponsors a noncontributory defined benefit pension plan covering some of the Company’s employees who were employed by the Company prior to 1995.  Benefits are provided based on employees’ years of service and earnings.  This plan was frozen on December 31, 1994.  The Company did not make any contributions to the pension plan for the three and nine months ended September 30, 2015, and paid $0.2 million for the nine months ended September 30, 2014.  The net periodic benefit cost was $0.5 million and less than $0.1 million for the three months ended September 30, 2015 and 2014, respectively.  The net periodic benefit cost was $0.6 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
Transportation and Skilled Trades	$49,696	62.9%	$51,272	61.1%	$10,592	$6,193
Healthcare and Other Professions	29,086	36.8%	31,874	38.0%	(894)	(38,566)
Transitional	264	0.3%	836	1.0%	(460)	(553)
Corporate	-	0.0%	-	0.0%	(4,606)	(6,559)
Total	$79,046	100%	$83,982	100%	$4,632	$(39,485)

	For the Nine Months Ended September 30,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
Transportation and Skilled Trades	$136,987	60.0%	$139,076	58.1%	$18,334	$9,417
Healthcare and Other Professions	89,911	39.4%	97,971	40.9%	(3,443)	(41,538)
Transitional	1,261	0.6%	2,526	1.1%	(1,697)	(1,563)
Corporate	-	0.0%	-	0.0%	(20,211)	(23,777)
Total	$228,159	100%	$239,573	100%	$(7,017)	$(57,461)

	Total Assets
	September 30, 2015	December 31, 2014
Transportation and Skilled Trades	$93,576	$97,650
Healthcare and Other Professions	60,622	62,377
Transitional	1,873	2,184
Corporate	65,837	51,473
Discontinued Operations	-	23
Total	$221,908	$213,707

11.	SUBSEQUENT EVENT

As previously reported, on November 3, 2015, the Board of Directors approved a plan for the Company to divest its Healthcare and Other Professions business segment.  Implementation of the plan will result in the Company’s operations being focused solely on the Transportation and Skilled Trades business segment.  Due to the Board’s decision to divest the Healthcare and Other Professions business segment, beginning in the fourth quarter of 2015, this segment is anticipated to be classified as discontinued operations and the associated assets and liabilities will be classified as held for sale.  This decision will trigger an impairment test at the segment level which may result in a non-cash impairment charge.  In addition, as of September 30, 2015 the Company has two campuses held for sale.  With the approval of the plan to divest the Healthcare and Other Professions business segment one of the campuses will no longer be included as held for sale.

This decision will trigger an impairment test at the segment level which may result in a non-cash impairment charge.  In addition, as of September 30, 2015 the Company has two campuses held for sale.  With the approval of the plan to divest the Healthcare and Other Professions business segment one of the campuses, in the transportation segment, will no longer be included as held for sale.

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

General

We are a leading provider of diversified career-oriented post-secondary education. We reorganized our operations in the first quarter of 2015 into three reportable segments:  a) Transportation and Skilled Trades, b) Healthcare and Other Professions, and c) Transitional.  We offer recent high school graduates and working adults career-oriented programs. Each area of study is specifically designed to appeal to and meet the educational objectives of our student population, while also satisfying the criteria established by industry and employers. The resulting diversification limits dependence on any one industry for enrollment growth or placement opportunities and broadens potential branches for introducing new programs. As of September 30, 2015, we had 13,840 students enrolled at our 31 campuses in 15 states. Our campuses primarily attract students from their local communities and surrounding areas, although our five destination campuses attract students from across the United States, and in some cases, from abroad.

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

The results of operations at these five training sites for the three and nine months ended September 30, 2014 was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Revenue	$677	$2,205
Operating expenses	3,504	6,462
Operating loss	$(2,827)	$(4,257)

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

Index
Revenue recognition.  Revenues are derived primarily from programs taught at our schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program as the student proceeds through the program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation, and the Company completes the performance of teaching the student which entitles the Company to the revenue. We evaluate whether collectability of revenue is reasonably assured prior to the student attending class and we reassess collectability of tuition and fees when a student withdraws from a course.  We calculate the amount to be returned under Title IV and the company’s stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, we expect payment from the student and we have a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  We continuously monitor our historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, federal and state regulations permit us to retain a fixed percentage of the total tuition received from the student, which varies with, but generally equals or exceed, the percentage of the term completed by the student.  Tuition amount received by the Company in excess of such fixed percentage of tuition are refunded to the student or the appropriate funding source, as applicable with all refunds netted against revenue during the applicable academic term. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.  When a student withdraws from a program after a specified date with a balance due to the Company, we take a reserve of a percentage of the student’s balance based on our current collection history.

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

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2015 and 2014 was 4.3% and 5.2%, respectively.  Our bad debt expense as a percentage of revenue for the nine months ended September 30, 2015 and 2014 was 4.8% and 4.9%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended September 30, 2015 and 2014 would have resulted in an increase in bad debt expense of $0.8 million in each case.  A 1% increase in our bad debt expense as a percentage of revenues for the nine months ended September 30, 2015 and 2014 would have resulted in an increase in bad debt expense of $2.3 million and $2.4 million, respectively.

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

Index
Goodwill represents a significant portion of our total assets. As of September 30, 2015, goodwill represented approximately $22.0 million, or 9.9%, of our total assets.

The Company concluded that as of September 30, 2015 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that one of the Company’s reporting units was impaired, which resulted in a pre-tax non-cash charge of $0.2 million for the three months ended September 30, 2015.

As of September 30, 2014 the Company concluded that there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that 10 of the Company’s reporting units were impaired, which resulted in a pre-tax charge of $39.0 million for the three months ended September 30, 2014.

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

As of September 30, 2015 the Company concluded that there was sufficient evidence to conclude that there was no impairment of long-lived assets.  Long-lived assets had been tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses of these campuses.

As of September 30, 2014 the Company concluded that there was sufficient evidence to conclude that there were impairments of certain long-lived assets at six of the Company’s campuses.  Long-lived assets had been tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses of these campuses.  The long-lived impairment resulted in a pre-tax charge of $1.9 million for leasehold improvements and a $0.5 million for intangible assets.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2015 and 2014, there were no interest and penalties expense associated with uncertain tax positions.

Index
Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.  The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.4%	50.5%	50.2%	52.1%
Selling, general and administrative	44.2%	49.7%	52.7%	55.5%
(Loss) gain on sale of assets	0.3%	0.0%	0.1%	0.0%
Impairment of goodwill and long-lived assets	0.3%	46.8%	0.1%	16.4%
Total costs and expenses	94.1%	147.0%	103.1%	124.0%
Operating income (loss)	5.9%	-47.0%	-3.1%	-24.0%
Interest expense, net	-2.5%	-1.7%	-2.1%	-1.6%
Gain (loss) from continuing opeartions before income taxes	3.3%	-48.7%	-5.2%	-25.6%
Provision (benefit) for income taxes	0.1%	-6.6%	0.1%	-2.0%
Income (loss) from continuing operations	3.3%	-42.1%	-5.2%	-23.6%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Consolidated Results of Operations

Revenue.   Revenue decreased by $4.9 million, or 5.9%, to $79.0 million for the three months ended September 30, 2015 from $84.0 million in the prior comparable period of 2014.  The decrease was a result of a 9.5% decline in average student population, which decreased to 12,815 in the third quarter of 2015 from 14,153 in the comparable period in 2014.  Offsetting the revenue decline from lower student population was a 3.8% increase in average revenue per student due to improved student retention and a shift in program mix.

We began 2015 with approximately 300, or 2.1%, fewer students than we had on January 1, 2014.

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

Educational services and facilities expense.   Our educational services and facilities expense decreased by $3.4 million, or 8.0%, to $39.0 million for the three months ending September 30, 2015 from $42.4 million in the prior comparable period.

The expense reductions were primarily due to a $2.0 million, or 7.9%, decrease in instructional and books and tools expense. Instructional savings were a result of a reduction in the number of instructors and other related costs resulting from lower average student population.  The decrease in books and tools expense is also attributable to lower student starts.

Our facilities expenses decreased by $1.4 million, or 8.3%, primarily due to lower depreciation expense as a result of discontinued depreciation expense in connection with two campuses classified as assets held for sale and prior long-lived asset impairment expenses.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, decreased to 49.4% from 50.5%.

Index
Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $6.8 million, or 16.2%, to $34.9 million for the three months ending September 30, 2015 from $41.7 million in the prior comparable period of 2014.

Administrative expense was lower by $5.3 million, or 22.8%, as a result of management restructuring resulting in lower salaries and benefit expenses. The decrease was primarily driven by a reduction of salaries and benefit costs.  Furthermore, sales and marketing expenses decreased by $0.9 million, or 6.1%, as a result of a reduction of $1.4 million in sales expense partially offset by increased marketing expenses of $0.6 million.  The reduction in sales expense was mainly attributable a reduction in the number of admissions representatives, dedicated to the destination schools replaced with a centralized call center, reducing travel costs and salary expense. Bad debt expense as a percentage of revenue was 4.3% for the three months ended September 30, 2015, compared to 5.2% for the same period in 2014.

Student services expense also decreased by $0.6 million, or 15.2%, to $3.4 million as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense decreased to 44.2% in the third quarter of 2015 from 49.7% in the third quarter of the prior year.

As of September 30, 2015, we had outstanding loan commitments to our students of $32.6 million, as compared to $34.1 million at December 31, 2014.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.0 million at September 30, 2015, as compared to $24.1 million at December 31, 2014.  Loan commitments decreased as a result of lower population and fewer campuses.

Impairment of goodwill and long-lived assets.    As of September 30, 2015, we tested goodwill for impairment and determined that an impairment of approximately $0.2 million existed for one reporting unit related to goodwill.  As of September 30, 2014, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $41.4 million existed for 10 reporting units related to goodwill and six asset groups related to long-lived assets and intangible assets.

Net interest expense.    Our net interest expense increased by $0.6 million due to a higher outstanding loan balance and financing fees expensed associated with our term loan agreement.

Income taxes.    Our provision for income taxes was $0.1 million, or 1.9% of pretax income in the third quarter of 2015, compared to a benefit for income taxes of $5.6 million, or 13.6% of pretax loss in the same period in 2014. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense for the third quarter of 2015 resulted from various minimal state tax expenses.

Previously, we had a deferred tax liability related to an indefinite life intangible that was not available to offset the net deferred tax asset when evaluating the amount of the valuation allowance needed.  As a result of our impairment of goodwill during the three months ended September 30, 2014, the deferred tax liability related to the indefinite life intangible reversed resulting in a decrease in the valuation allowance needed. This release of the valuation allowance resulted in an income tax benefit.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Consolidated Results of Operations

Revenue.   Revenue decreased by $11.4 million, or 4.8%, to $228.2 million for the nine months ended September 30, 2015 from $239.6 million in the prior comparable period of 2014.  The decrease was a result of a 6.7% decline in average student population, which decreased to 12,969 from 13,893, respectively.  Offsetting the revenue decline from lower student population was a 2.0% increase in average revenue per student due to improved student retention and a shift in program mix diluted by scholarships granted by the Company.

Scholarships are recognized ratably over the term of the student’s program.  Scholarship discounts increased by $1.0 million for the first nine months of 2015 as compared to the comparable period of 2014.  While scholarships have negatively impacted revenue, we believe we provide more students with the opportunity to pursue their educational goals by assisting in their affordability challenge.

Revenue for the Las Vegas, Nevada and Hamden, Connecticut campuses which, during the second half of 2014 merged into their neighboring campuses (the “merged campuses”) were $0 and $1.9 million for the nine months ended September 30, 2015 and 2014 respectively.  Excluding the merged campuses, 2015 revenue decreased by $9.5 million, or 4.0%, and average student population declined 5.7%.

We began 2015 with approximately 300, or 2.1%, fewer students than we had on January 1, 2014; however, excluding the merged campuses, student population was essentially flat for the respective periods.

Index
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

Educational services and facilities expense.   Our educational services and facilities expense decreased by $10.3 million, or 8.3%, to $114.6 million for the nine months ending September 30, 2015 from $124.9 million in the prior comparable period.

The expense reductions were primarily due to a $5.6 million, or 7.5%, decrease in instructional expenses and books and tools expense. Instructional savings were a result of a reduction in the number of instructors and other related costs resulting from lower average student population. The decrease in books and tools expense is also attributable to lower student starts.

Our facilities expenses decreased by $4.8 million, or 9.4%, primarily due to lower depreciation expense as a result of discontinued depreciation expense in connection with two campuses classified as assets held for sale and prior long-lived asset impairment expenses.  In addition, rent and utilities expense decreased as a result of the merged campuses partially offset by higher insurance costs.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, decreased to 50.2% from 52.1%.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $12.7 million, or 9.6%, to $120.2 million for the nine months ending September 30, 2015 from $132.9 million in the prior comparable period of 2014.

Administrative expense was lower by $8.2 million, or 11.3%, as a result of management restructuring resulting in lower salaries and benefit expenses.  Bad debt expense as a percentage of revenue was 4.8% for the nine months ended September 30, 2015, compared to 4.9% for the same period in 2014.

Sales and marketing expenses decreased by $2.6 million, or 5.5%, as a result of a reduction of $3.9 million in sales expense partially offset by increased marketing expenses of $1.3 million. The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of our implementation of a centralized call center, thus reducing travel costs and salary expense.

The increase in marketing expenses is reflective of our strategic investment and effort to improve student enrollments during 2015.  The additional investment includes costs associated with our new marketing campaign, “Lincoln Tech, America’s Technical Institute”, which were offset by savings as a result of the merged campuses.

Student services expense also decreased by $1.9 million, or 14.7%, to $10.8 million as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense decreased to 52.7% in the third quarter of 2015 from 55.5% in the prior year.

As of September 30, 2015, we had outstanding loan commitments to our students of $32.6 million, as compared to $34.1 million at December 31, 2014.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.0 million at September 30, 2015, as compared to $24.1 million at December 31, 2014.  Loan commitments decreased as a result of lower population and fewer campuses.

Impairment of goodwill and long-lived assets.    As of September 30, 2015, we tested goodwill for impairment and determined that an impairment of approximately $0.2 million existed for one reporting unit related to goodwill.  As of September 30, 2014, we tested goodwill and long-lived assets for impairment and determined that an impairment of approximately $41.4 million existed for 10 reporting units related to goodwill and six asset groups related to long-lived assets and intangible assets.

Net interest expense.    Our net interest expense increased by $1.5 million due a higher loan balance and financing fees associated with changes in our term loan  agreement.

Income taxes.    Our provision for income taxes was $0.2 million, or 1.3% of pretax loss in the nine months ending September 30, 2015, compared to a benefit for income taxes of $4.7 million, or 7.7% of pretax loss in the prior year period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense for the nine months ended September 30, 2015 resulted from various minimal state tax expenses.

Index
Previously, we had a deferred tax liability related to an indefinite life intangible that was not available to offset the net deferred tax asset when evaluating the amount of the valuation allowance needed.  As a result of our impairment of goodwill during the three months ended September 30, 2014, the deferred tax liability related to the indefinite life intangible reversed resulting in a decrease in the valuation allowance needed. This release of the valuation allowance resulted in an income tax benefit.

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

Index
The following table present results for our three reportable segments for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	% Change
Revenue:
Transportation and Skilled Trades	$49,696	$51,272	-3.1%
Healthcare and Other Professions	29,086	31,874	-8.7%
Transitional	264	836	-68.4%
Total	$79,046	$83,982	-5.9%

Operating Income (Loss):
Transportation and Skilled Trades	$10,592	$6,193	71.0%
Healthcare and Other Professions	(894)	(38,566)	97.7%
Transitional	(460)	(553)	16.8%
Corporate	(4,606)	(6,559)	29.8%
Total	$4,632	$(39,485)	111.7%

Starts:
Transportation and Skilled Trades	3,158	3,428	-7.9%
Healthcare and Other Professions	2,403	2,618	-8.2%
Transitional	-	50	-100.0%
Total	5,561	6,096	-8.8%

Average Population:
Transportation and Skilled Trades	7,446	8,108	-8.2%
Healthcare and Other Professions	5,307	5,846	-9.2%
Transitional	62	199	-68.8%
Total	12,815	14,153	-9.5%

End of Period Population:
Transportation and Skilled Trades	7,852	8,312	-5.5%
Healthcare and Other Professions	5,932	6,671	-11.1%
Transitional	56	206	-72.8%
Total	13,840	15,189	-8.9%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Transportation and Skilled Trades

Revenue decreased to $49.7 million in the three months ending September 30, 2015, as compared to $51.3 million in the comparable period, primarily driven by an 8.2% decline in average student population, which decreased to 7,446 from 8,108 in the prior year.  The revenue decline from lower population was slightly offset by a 5.3% increase in average per student revenue due to improved student retention and a shift in program mix.

Operating income improved by $4.4 million, or 71.0%, to $10.6 million from $6.2 million driven by the following expense reductions:

•	Educational services and facilities expense reduced by $2.0 million comprised of (a) $1.1 million, or 11.7%, reduction in facilities expense, primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments; and (b) lower instructional expenses of $0.9 million, or 6.6%, as a result of lower student population.
•	Selling, general and administrative expenses reduced by $2.5 million comprised of (a) $0.7 million, or 13.8%, reduction in sales expenses attributable to a reduction in the number of admissions representatives dedicated to the destination schools replaced with a centralized call center thus reducing travel costs and salary expense; and (b) $0.3 million reduction in student services driven by lower student population; and (c) $2.0 million, or 20.7% reduction in administrative expenses primarily as a result of a reduction in bad debt expense.

Index
Healthcare and Other Professions
Revenue decreased by $2.8 million, or 8.7%, to $29.1 million in the three months ending September 30, 2015 from $31.9 million in the comparable period primarily attributable to a 9.2% decrease in average student population.

Operating loss improved by $37.7 million, or 97.7%, to $0.9 million from $38.6 million. Excluding goodwill and long-lived assets impairments of $37.6 million in 2014 operating loss was essentially flat as a result of the net revenue decrease partially offset by the following expense reductions:

•	Educational services and facilities expense reduced by $1.2 million comprised of (a) $0.2 million, or 3.0%, reduction in facilities expense primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments; and (b) lower instructional expenses of $1.0 million, or 8.4% due to smaller student population.
•	Selling, general and administrative expenses reduced by $1.7 million comprised of (a) $0.6 million, or 24.4%, reduction in sales expenses attributable to a reduction in the number of admissions personnel offset by increased marketing expenses of $0.4 million, or 13.7%; and (b) $0.3 million decrease in student services resulting from fewer students; and (c) $1.1 million, or 15.9%, cost savings in administrative expenses attributable to management regionalization at certain campuses.

Included in the Healthcare and Other Professions segment is our Hartford, Connecticut campus which offers culinary programs.  For the year ended December 31, 2014, the campus had a net loss before income taxes of $5.7 million.  For the three months ending September 30, 2015, the Hartford campus has a net loss of $1.4 million which includes other income from a sublease of a portion of the building.

Transitional
This segment consists of our Fern Park, Florida campus where we have ceased student enrollment and existing students are being trained through March 2016.

Revenue decreased by $0.6 million, or 68.4%, to $0.3 million from $0.8 million, as compared to the current and prior year quarter, attributable to a 68.8% decrease in average student population due to suspension of new student enrollment effective February 2015.

Operating loss was essentially flat at $0.5 million compared to $0.6 million quarter over quarter.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $2.0 million, or 29.8% to $4.6 from $6.6 million, respectively, as compared to the prior year quarter. This decrease was primarily a result of cost restructuring efforts during the second half of 2014.

Index
The following table present results for our three reportable segments for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	% Change
Revenue:
Transportation and Skilled Trades	$136,987	$139,076	-1.5%
Healthcare and Other Professions	89,911	97,971	-8.2%
Transitional	1,261	2,526	-50.1%
Total	$228,159	$239,573	-4.8%

Operating Income (Loss):
Transportation and Skilled Trades	$18,334	$9,417	94.7%
Healthcare and Other Professions	(3,443)	(41,538)	91.7%
Transitional	(1,697)	(1,563)	-8.6%
Corporate	(20,211)	(23,777)	15.0%
Total	$(7,017)	$(57,461)	87.8%

Starts:
Transportation and Skilled Trades	6,875	7,355	-6.5%
Healthcare and Other Professions	5,289	5,959	-11.2%
Transitional	31	172	-82.0%
Total	12,195	13,486	-9.6%

Average Population:
Transportation and Skilled Trades	7,216	7,529	-4.2%
Healthcare and Other Professions	5,649	6,163	-8.3%
Transitional	104	201	-48.3%
Total	12,969	13,893	-6.7%

End of Period Population:
Transportation and Skilled Trades	7,852	8,312	-5.5%
Healthcare and Other Professions	5,932	6,671	-11.1%
Transitional	56	206	-72.8%
Total	13,840	15,189	-8.9%

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Transportation and Skilled Trades
Revenue decreased to $137.0 million in the first nine months of 2015, as compared to $139.1 million in the comparable period, primarily driven by a 4.2% decrease in average student population and $0.4 million increase in scholarship recognition in the current period compared to the prior year period.   The decline was partially offset by a 2.7% increase in average revenue per student due to improved student retention and a shift in program mix.

Operating income improved by $8.9 million, or 94.7%, to $18.3 million from $9.4 million mainly driven by the following expense reductions:

•	Educational services and facilities expense reduced by $5.3 million comprised of (a) $3.1 million, or 10.9%, reduction in facilities expense, primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments, and (b) $2.2 million, or 5.7%, lower instructional expenses.
•	Selling, general and administrative expenses reduced by $4.3 million comprised of (a) $1.6 million, or 5.7%, reduction in sales and marketing expenses attributable to $2.5 million lower sales salary and travel expenses offset by $0.9 million increase in marketing expenses; (b) $0.9 million reduction in student services due to the smaller student population; and (c) $1.8 million, or 6.9% reduction in administrative expenses primarily as a result of a reduction in bad debt expense.

Index
Healthcare and Other Professions
Revenue decreased by $8.1 million, or 8.2%, to $89.9 million in the first nine months of 2015 from $98.0 million in the comparable period primarily attributable to an 8.3% decrease in average student population. Furthermore, revenue declined from higher scholarship recognition of $0.7 million in the current period compared to the prior year period.

Revenue for the merged campuses were $0 and $1.9 million for the nine months ended September 30, 2015 and 2014 respectively.  Excluding the merged campuses, 2015 revenue decreased by $6.2 million, or 6.3%, to $89.9 million from $96.1 million and average student population declined 6.0%.

Operating loss improved by $38.1 million to $3.4 million from $41.5 million.  Excluding goodwill and long-lived assets impairments of $37.6 million in 2014 operating loss improved $0.5 million.

Operating loss for the merged campuses were $0 and $1.6 million for the nine months ended September 30, 2015 and 2014 respectively. Excluding the merged campuses and the goodwill and long-lived asset impairment, operating loss improved by $1.1 million to $3.4 million from $2.3 million in the prior period as a result of the net revenue decrease partially offset by the following expense reductions:

•	Educational services and facilities expense reduced by $2.6 million, or 4.9%, comprised of (a) $0.9 million, or 4.2%, reduction in facilities expense primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments, and (b) lower instructional expenses of $1.8 million, or 5.3%, as a result of fewer students.
•	Selling, general and administrative expenses reduced by $2.4 million, or 5.3%, comprised of (a) $0.8 million, or 14.6%, reduction in student services; (b) $1.7 million, or 8.3%, cost savings in administrative expenses in connection with management regionalization at certain campuses; and (c) $0.2 million net increase in sales and marketing as a result of an increase in marketing expenses to improve student enrollments partially offset by savings in sales expenses attributable to a reduction in the number of admissions personnel.

Included in the Healthcare and Other Professions segment is our Hartford, Connecticut campus which offers culinary programs.  For the year ended December 31, 2014, the campus had a net loss before income taxes of $5.7 million.   For the nine months ended September 30, 2015, the Hartford campus had lower net loss before income taxes of $4.3 million compared to $4.9 million due to cost savings and other income from a sublease of a portion of the building.

Transitional
This segment consists of our Fern Park, Florida campus where we have ceased student enrollment and existing students are being trained through March 2016.

Revenue decreased by $1.3 million, or 50.1%, to $1.3 million from $2.5 million, as compared to the current and prior year quarter, attributable to a 48.1% decrease in average student population due to suspension of new student enrollment effective February 2015.

Operating loss increased by $0.1 million, to $1.7 million from $1.6 million resulting primarily from revenue decline offset by eliminated expenses including sales and marketing.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $3.6 million, or 15.0% to $20.2 from $23.8 million, respectively, as compared to the prior year quarter. This decrease was primarily a result of cost restructuring efforts in 2014 and 2015.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our term loan agreement. The following chart summarizes the principal elements of our cash flow:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$2,492	$1,321
Net cash used in investing activities	(1,159)	(4,729)
Net cash provided by financing activities	18,790	3,224

As of September 30, 2015, we had cash and cash equivalents of $32.4 million, representing an increase of approximately $20.1 million as compared to $12.3 million of cash, and cash equivalents as of December 31, 2014.  This increase for the nine months ended September 30, 2015 is primarily due to our new term loan agreement which increased our cash and cash equivalents by $19.6 million net of finance fees.  In addition, cash and cash equivalents increased due to other working capital items partially offset by a net loss during the year of $11.9 million.

For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have hindered potential students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population. We also recorded a pre-tax goodwill impairment charge of $39.0 million for the year ended December 31, 2014 as a result of a significant decline in market capitalization. Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months. At September 30, 2015, our available sources of cash primarily included cash from operations, cash and cash equivalents of $32.4 million.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we leveraged our owned real estate that is not classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

In addition to the aforementioned current sources of capital that will provide short term liquidity, we also plan to sell approximately $44.8 million in assets which are currently classified as assets held for sale and are expected to be sold within one year from the date of classification. All net proceeds of future sales of real property by the Company and its subsidiaries must be used to prepay revolving loans and permanently reduce the principal amount of revolving loans available under the Credit Facility.

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

Operating Activities

Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2015 compared to $1.3 million for the comparable period of 2014.  The $1.2 million increase in net cash primarily resulted from a reduction in net loss net of impairments of $7.6 million partially offset by other working capital items.

Index
Investing Activities

Net cash used in investing activities was $1.2 million compared to $4.7 million for the nine months ended September 30, 2015 and 2014, respectively. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology classroom furniture, and new program build outs.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Suffield, Connecticut; and Denver, Colorado.  We have two properties that are held for sale.

Capital expenditures are expected to approximate 1% of revenues in 2015.  We expect to fund future capital expenditures with cash generated from operating activities and cash from our real estate monetization.

Financing Activities

Net cash provided by financing activities was $18.8 million as compared to $3.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $15.6 million was due to net borrowing of $22.0 million for the new term loan agreement for the nine months ended September 30, 2015 compared to $7.5 million for the nine months ended September 30, 2014.  In addition, the increase was due to $3.8 million in savings as a result of the previously reported dividend discontinuation for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, partially offset by $2.8 million of finance fees in relation to the term loan agreement.

Credit Agreement

On July 31, 2015, the Company entered into a credit agreement (the “Term Loan Agreement”) with three lenders, Alostar Bank of Commerce (“Alostar”), HPF Holdco, LLC and Rushing Creek 4, LLC, led by HPF Service, LLC, as administrative agent and collateral agent (the “Agent”), for an aggregate principal amount of $45 million (the “Loan”).  The Loan consists of a $30 million term loan agreement from HPF Holdco, LLC and Rushing Creek 4, LLC secured by a first priority lien in favor of the Agent on substantially all of the real and personal property owned by the Company, and a $15 million term loan agreement from Alostar secured by a $15.3 million cash collateral account. At the Borrowers’ request, a percentage of the cash collateral may be released to the Borrowers in the Agent’s sole discretion and with the consent of Alostar upon the satisfaction of certain criteria as outlined in the Term Loan Agreement. The Loan, which matures on July 31, 2019, replaces the Company’s previously existing $20 million revolving credit facility with Bank of America, N.A. and other lenders, which was due to expire on April 5, 2016.  The previously existing revolving credit facility was terminated concurrently with the effective date of the Term Loan Agreement on July 31, 2015 (the “Closing Date”); however, letters of credit in the aggregate amount of approximately $7.1 million issued by Bank of America, N.A. under the previously existing revolving credit facility remain outstanding following the termination of that facility.

A portion of the proceeds of the Loan were used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the existing revolving credit facility, (ii) fund the $15.3 million cash collateral account securing the portion of the Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the previously existing revolving credit facility that remain outstanding after the termination of that facility and (iv) pay transaction expenses in connection with the Loan and the termination of the previously existing revolving credit facility.  The remaining proceeds of the Loan of approximately $13.8 million may be used by the Company to finance capital expenditures and for general corporate purposes consistent with the terms of the Term Loan Agreement.

Interest will accrue on the Loan at a per annum rate equal to the greater of (i) 11% or (ii) 90-day LIBOR plus 9%  determined monthly by the Agent and will be payable monthly in arrears.  The principal balance of the Loan will be repaid in equal monthly installments, commencing on August 1, 2017, determined as the quotient of (i) 10% of the outstanding principal balance of the Loan as of July 2, 2017 divided by (ii) 12.  A final installment of principal and all accrued and unpaid interest will be due on the maturity date of the Loan.

The Loan may be prepaid in whole or in part at any time, subject to the payment of a prepayment premium equal to (i) 5% of the principal amount prepaid at any time up to but not including the second anniversary of the Closing Date and (ii) 3% of the principal amount prepaid at any time commencing on the second anniversary of the Closing Date up to but not including the third anniversary of the Closing Date.  In the event of any sale or other disposition of a school or real property by the Company permitted under the Term Loan Agreement, the net proceeds of such sale or disposition must be used to prepay the Loan in an amount determined pursuant to the Term Loan Agreement, subject to the applicable prepayment premium; provided, however, that no prepayment premium will be due with respect to up to $15 million of aggregate repayments of the Loan made during the first year that the Loan is outstanding.  A portion of the net cash proceeds of any disposition of a school in an amount determined pursuant to the terms of the Term Loan Agreement, must be deposited and held as cash collateral in a deposit account controlled by the Agent until the conditions for release set forth in the Term Loan Agreement are satisfied.

Index
For the three months ended September 30, 2015, $0.4 million of the Term Loan Agreement was repaid in connection with the Company’s sale of real property located in Springdale, Ohio. The Company had $44.7 million outstanding under the Term Loan Agreement as of September 30, 2015.

The Company had $30.0 million outstanding under the previously existing revolving credit facility as of December 31, 2014 which was repaid on January 3, 2015.  The interest rate on this borrowing was 7.25%.

The Term Loan Agreement contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, minimum fixed charge coverage ratio, maximum 90/10 ratio, and minimum EBITDA (as defined in the Term Loan Agreement), as well as affirmative and negative covenants and events of default customary for facilities of this type.  We were in compliance with all covenants as of September 30, 2015.

The Term Loan Agreement contains events of default, the occurrence and continuation of which provide the lenders with the right to exercise remedies against the Company and the cash and other collateral securing the Loan. These events of default include, among other things, the failure to pay principal, interest or any other amounts when due with respect to the Loan, the breach of covenants in the  Term Loan Agreement and related collateral security agreements, the occurrence of an insolvency event for the Company or any of its subsidiaries, the issuance of a notice of intent to suspend, terminate or limit Title IV program eligibility or an educational approval  of the Company or any of its subsidiaries that could reasonably be expected to result in a Material Adverse Change (as defined in the  Term Loan Agreement), the occurrence of a default respect to other indebtedness of the Company or any of its subsidiaries that involves an aggregate amount of $0.5 million or more, and the entry of a final judgment against the Company or any of its subsidiaries in the aggregate amount of $1 million or more.

Also, in connection with the Term Loan Agreement, the Company paid to the Agent a commitment fee of $1.0 million and is required to pay to the Agent other customary fees for facilities of this type.  Total fees for the Term Loan Agreement were $2.8 million which is included in deferred finance charges on the consolidated balance sheet.

The following table sets forth our long-term debt (in thousands):

	September 30, 2015	December 31, 2014
Term loan	$44,650	$-
Credit agreement	-	30,000
Finance obligation	9,672	9,672
Capital lease-property (rate of 8.0%)	25,159	25,509
	79,481	65,181
Less current maturities	(6,328)	(30,471)
	$73,153	$34,710

Contractual Obligations

Long-term Debt.  As of September 30, 2015, our long-term debt consisted of our term loan agreement, the finance obligation in connection with our sale-leaseback transaction in 2001 and amounts due under capital lease obligations.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2032 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital leases (including interest)	$45,672	$2,510	$5,356	$5,356	$32,450
Term loan	62,537	10,724	14,722	37,091	-
Operating leases	96,730	18,996	32,532	25,201	20,001
Rent on finance obligation	1,985	1,588	397	-	-
Total contractual cash obligations	$206,924	$33,818	$53,007	$67,648	$52,451

Index
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

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

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we have entered into a new term loan agreement described above and continue to have the ability to sell our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

As previously reported, on November 3, 2015, the Board of Directors approved a plan for the Company to divest its Healthcare and Other Professions business segment.  Implementation of the plan will result in the Company’s operations being focused solely on the Transportation and Skilled Trades business segment.  Due to the Board’s decision to divest the Healthcare and Other Professions business segment, beginning in the fourth quarter of 2015, this segment is anticipated to be classified as discontinued operations and the associated assets and liabilities will be classified as held for sale.  This decision will trigger an impairment test at the segment level which may result in a non-cash impairment charge.  In addition, as of September 30, 2015 the Company has two campuses held for sale.  With the approval of the plan to divest the Healthcare and Other Professions business segment one of the campuses will no longer be included as held for sale.

This decision will trigger an impairment test at the segment level which may result in a non-cash impairment charge.  In addition, as of September 30, 2015 we have two campuses held for sale.  With the approval of the plan to divest the Healthcare and Other Professions business segment one of the campuses, in the transportation segment, will no longer be included as held for sale.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On July 31, 2015, the Company repaid in full and terminated the revolving line of credit with the proceeds of a new $45 million term loan agreement.

Based on our outstanding debt balance as of September 30, 2015, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.5 million, or $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Index
Item 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Employment Agreement dated as of August 31, 2015 between the Company and Scott M. Shaw (1) #.

10.2
Credit Agreement dated as of July 31, 2015 among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (2).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 6, 2015, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.

(1)	Incorporated by reference to the Company’s Form 8-K filed September 3, 2015.

(2)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2015.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 6, 2015	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Principal Financial Officer)