Form 10-K
period 2015-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2016-03-10
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the 22,107,983 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $44,658,126. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $2.02 per share on June 30, 2015. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 8, 2016 was 23,758,509.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our failure to comply with the extensive regulatory framework applicable to our industry or our failure to obtain timely regulatory approvals in connection with a change of control of our company or acquisitions;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	our ability to implement our strategic plan;
•	risks associated with changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 rule and cohort default rates;
•	risks associated with opening new campuses and closing existing campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we” “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults. We currently operate 31 schools in 15 states and offer programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  Our schools operate under the Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences brand names.  Most of our campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas.  All of our campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In the first quarter of 2015, we reorganized our operations into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions, and (c) Transitional which refers to businesses that are currently being phased out.  In November, 2015, the Board of Directors of the Company approved a plan for the Company to divest 17 of the 18 schools included in its Healthcare and Other Professions business segment and then, in December, 2015, the Board of Directors approved a plan to cease operations of the remaining school in this segment located in Hartford, Connecticut. That school is scheduled to close in the fourth quarter of 2016.  Divestiture of our Healthcare and Other Professions business segment marks a shift in our business strategy that will enable us to focus energy and resources predominantly on Transportation and Skilled Trades though some other programs will continue to be available at some campuses.  For purposes of disclosure in this Annual Report on Form 10-K, the results of operations of the 17 campuses included in the Healthcare and Other Professions segment that are being divested are reflected as discontinued operations in the consolidated financial statements.

As of December 31, 2015, we had 11,881 students enrolled at 31 campuses in our programs (6,811 students enrolled at 14 campuses that are continuing operations).  Our average enrollment for the year ended December 31, 2015 was 12,981 students which represented a decrease of 7.3% from average enrollment in 2014 (average enrollment of 7,553 students represented a decrease of 7.1% from average enrollment in 2014 from such continuing operations).   For the year ended December 31, 2015, our revenues were $306.1 million which represented a decrease of 5.8 % from the prior year (revenues were $193.2 million from continuing operations which represented a decrease of 4.8% from the prior year). For the year ended December 31, 2014, our revenues were $325.0 million which represented a decrease of 4.8% from the year ended December 31, 2013 (revenues were $202.9 million from continuing operations, which represented a decrease of 5.9% from the year ended December 31, 2013).  For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

We believe that we provide our students with the highest quality career-oriented training available for our areas of study in our markets. We offer programs in areas of study that we believe are typically underserved by traditional providers of post-secondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been neglected by the traditional academic sector. By combining substantial hands-on training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue on-going salary and career advancement.

The Company was incorporated in New Jersey in 2003 but a predecessor entity had opened its first campus in Newark, New Jersey in 1946.

AVAILABLE INFORMATION

Our website is www.lincolnedu.com. We make available on this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, annual proxy statements on Schedule 14A and amendments to those reports and statements as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (the “SEC”). You can access this information on our website, free of charge, by clicking on “Investor Relations.” The information contained on or connected to our website is not a part of this Annual Report on Form 10-K. We will provide paper copies of such filings free of charge upon request. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the SEC's Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at www.sec.gov.

Index
BUSINESS STRATEGY

Our goal is to strengthen our position as a leading and diversified provider of career‑oriented post-secondary education by continuing to pursue the following strategy:

Expand Existing Areas of Study and Existing Facilities.  We believe we can leverage our operations to expand our program offerings in existing areas of study and expand into new areas of study in the Transportation and Skilled Trades segment to capitalize on demand from students and employers in our target markets. Whenever possible, we seek to replicate programs across our campuses.

Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments, the introduction of new programs and partnerships with industry.

Expand Market.  We believe that we can enter new markets and broaden the Lincoln brand by partnering with nationally recognized brands to provide the skills needed to train our nation’s workforce.  We continue to expand our industry relationships both to attract new students and to offer our graduates more employment opportunities.  In addition to BMW, Chrysler and Raytheon, we also established a new partnership with Audi that will enable graduates to receive higher status and thus higher wages. We expect to continue investing in marketing, recruiting and retention resources to increase enrollment.

Concentrate on Transportation and Skilled Trades.  During the fourth quarter we announced our plan to sell 17 of the 18 schools in our Healthcare and Other Professions segment and also to cease operations at the remaining school.  By concentrating our resources on our profitable segment we believe that we can further penetrate the market and create a more profitable Company.

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 22 to 136 weeks to complete, with tuition ranging from $6,600 to $38,000.  Our associate’s degree programs typically take between 48 to 208 weeks to complete, with tuition ranging from $17,000 to $80,000.  Our bachelor’s degree programs typically take between 104 and 208 weeks to complete, with tuition ranging from $40,000 to $80,000. As of December 31, 2015, all of our schools offer diploma and certificate programs, 14 of our schools are currently approved to offer associate’s degree programs and two schools are approved to offer bachelor’s degree programs. In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days per week in three shifts per day and start new classes every month.  Other campuses are structured more like a traditional college and start classes every quarter. We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2015 with the average number of students enrolled in each area of study during the year ended December 31, 2015:

Programs Offered
Area of Study	Bachelor's Degree	Associate's Degree	Diploma and Certificate	Average Enrollment	Percent of Total Enrollment

Automotive	Auto Service Technology	Automotive Service Management, Automotive Technology, Collision Repair & Refinishing Service Management, Diesel & Truck Service Management	Automotive Mechanics, Automotive Technology, Automotive Technology with BMW FastTrack, Automotive Technology with Mopar X-Press, Automotive Technology with High Performance, Collision Repair and Refinishing Technology, Diesel & Truck Mechanics, Diesel & Truck Technology, Diesel & Truck Technology with Transport Refrigeration, Diesel & Truck with Automotive Technology, Heavy Equipment Maintenance Technology, Heavy Equipment and Truck Technology, Motorcycle Technology	5,390	41%

Health Sciences	Health Information Administration, RN to BSN	Medical Assisting Technology, Dental Office Management, Health Information Technology, Medical Office Management, Mortuary Science, Occupational Therapy Assistant, Dental Hygiene, Dental Administrative Assistant, Advanced Medical Coding & Billing, Nursing	Medical Office Assistant, Medical Assistant, Patient Care Technician, Pharmacy Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing	3,712	29%

Skilled Trades	-	Electronic Engineering Technology, HVAC, Electronics Systems Service Management	Electrical Technology, Electronics Systems Technician, HVAC, Welding Technology, CNC	2,206	17%

Index
Programs Offered (Continued)
Area of Study	Bachelor's Degree	Associate's Degree	Diploma or Certificate	Average Enrollment	Percent of Total Enrollment

Hospitality Services	Culinary Management, International Baking and Pastry	Culinary Arts, Salon Management, International Baking and Pastry	Culinary Arts, Cosmetology, Aesthetics, Italian Culinary Arts, International Baking and Pastry, Nail Technolgy, Therapeutic Massage & Bodywork Technician	1,074	8%

Business and Information Technology	Business Management, Criminal Justice, Funeral Service Management	Business Administration, Criminal Justice, Business Management, Broadcasting and Communications, Paralegal, Computer Networking and Support, Accounting, Human Services, Dental Hygiene	Criminal Justice, Computer Networking and Security, Computer & Network Support Technician	599	5%

		Total:		12,981	100%

Automotive Technology.    Automotive technology is our largest area of study, with 41% of our total average student enrollment for the year ended December 31, 2015 being in this area. Our automotive technology programs are 28 to 155 weeks in length, with tuition rates of $11,000 to $51,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, including from automotive and diesel dealers, independent auto body paint and repair shops, trucking and construction companies.

As of December 31, 2015, 13 campuses offered programs in automotive technology and most of these campuses offer other technical programs as well. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2015, health sciences was our second largest area of study, representing 29% of our total average student enrollment. Our health science programs are 32 to 208 weeks in length, with tuition rates of $13,600 to $80,000. Graduates of these programs are qualified to obtain positions such as licensed practical nurse, registered nurse, dental assistant, medical assistant, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our practical nursing and medical assistant programs are our largest health science programs. As of December 31, 2015, we offered health science programs at 16 of our campuses.

Skilled Trades.    For the year ended December 31, 2015, 17% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 36 to 97 weeks in length, with tuition rates of $16,500 to $32,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic systems technology. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable installer, welder and wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction companies, telecommunications installation companies and architectural firms. As of December 31, 2015, we offered skilled trades programs at 14 of our campuses.

Hospitality Services.    For the year ended December 31, 2015, 8% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 22 to 142 weeks in length, with tuition rates of $6,600 to $61,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas or cruise ships or are self-employed.  We offer massage programs at three campuses and cosmetology programs at four campuses.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2015, we offered culinary programs at four campuses.

Index
Business and Information Technology.    For the year ended December 31, 2015, 5% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 40 to 208 weeks in length, with tuition rates of $13,000 to $80,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our computer networking and security and computer and network support technology.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  As of December 31, 2015, we offered these programs at 12 of our campuses.

MARKETING AND STUDENT RECRUITMENT

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising.    We utilize an integrated marketing approach in our admissions efforts that includes the use of traditional media such as television, radio, billboards, direct mail, various print media and event marketing campaigns.  Our digital marketing efforts, including paid search, search engine optimization and online video and display advertising, have grown significantly in recent years and currently drive the majority of our new student leads and enrollments.  These campaigns are enhanced by student and alumni referrals.  Our website’s integrated marketing campaigns direct prospective students to call or visit the Lincoln website where they may request additional information on a program or campus of interest.  Our internal systems enable us to closely monitor and track the effectiveness of each advertisement on a daily or weekly basis and make adjustments accordingly to enhance efficiency and limit our student acquisition costs.  In 2015, we launched a marketing campaign positioning Lincoln Tech as “America’s Technical Institute.”

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented 17% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We continue to build strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs. Graduates who have gone on to enjoy success in the workforce frequently recommend our programs, as do employers who are pleased with the performance of our graduates whom they have hired.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 240 field and campus-based representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective student's home or during a visit to one of our campuses.

Field-Based Recruiting.    Our field-based recruiting representatives make presentations at high schools to attract students to both our local and destination campuses. Our field-based representatives also visit directly with prospective students in their homes. During 2015, we recruited approximately 24% of our students directly out of high school.  In addition, we have launched a new comprehensive customer relationship management software via Salesforce which is designed to improve the student’s experience by enhancing student engagement through continuing communication and tracking over the student’s life cycle.  In addition, the software provides a means to better manage productivity and communication across functional departments. Field sales continues to be a large part of our business and developing local community relationships is one of our most important functions.

Call Center.    During the second half of 2015, we centralized our destination campuses salesforce representatives who now operate from a call center.  This refines the process of recruiting from a distance for our destination campuses and has improved efficiencies. It is also providing call center functions for all campuses, helping to build a more cohesive process to address prospective student inquires expressing interest in our programs.

Campus-Inquiries.    When a prospective student contacts us as a result of our marketing and outreach efforts, an admissions representative contacts the prospective student to follow up on an individual basis. The admissions representative provides information on the programs of interest available at the campus location selected by the prospective student and offers an appointment to visit the school and tour the school's facilities.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. From continuing operations, we had 6,811 students enrolled as of December 31, 2015 and our average enrollment for the year ended December 31, 2015 was 7,553 students, a decrease of 7.1% in average enrollment from December 31, 2014. We had 7,628 students enrolled as of December 31, 2014 and our average enrollment for that year was 8,132 students, a decrease of 6.2% in average enrollment from December 31, 2013.

Index
Retention.    To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial, employment and personal matters. We monitor our retention rates by instructor, course, program and school. When we become aware that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is experiencing difficulty academically, we offer tutoring.

JOB PLACEMENT

We believe that assisting our graduates in securing employment after completing their program of study is critical to our ability to attract high quality students. In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV Programs. See "Regulatory Environment—Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers need. Each school has an advisory council comprised of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the marketplace. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. Throughout the year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  In addition, many of our schools have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our healthcare students are required to participate in an externship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

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

As of December 31, 2015, we had approximately 2,398 employees, including 570 full-time faculty and 492 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2017 and 2019.  We believe that we have good relationships with these unions and with our employees.

COMPETITION

The for-profit, post-secondary education industry is highly competitive and highly fragmented with no one provider controlling significant market share. Direct competition between career-oriented schools like us and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, as well as public and private two-year junior and community colleges. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our school, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our other competitors have a more extensive network of schools and campuses than we do, which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our graduates’ success in securing employment after completing their program of study.

We compete with other institutions that are eligible to receive funding under the federal programs of student financial aid authorized by Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”).  This includes four-year, not-for-profit public and private colleges and universities, community colleges and all for-profit institutions whether they are four years, two years or less. Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive, healthcare and skilled trades programs will have a different group of competitors than a school offering healthcare, business/IT and skilled trades. Also, because schools can add new programs within six to twelve months, competition can emerge relatively quickly. Moreover, with the introduction of online education, the number of competitors in each market has increased because students can now attend classes from an online institution.

Index
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

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2015, approximately 80% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process. Student financial aid funds are generally made available to students at prescribed intervals throughout their predetermined expected length of study. Students typically use the funds received from the federal financial aid programs to pay their tuition and fees and, in some cases, for living expenses or other costs of attendance.

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

The DOE published regulations that took effect on July 1, 2011, that expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes.  In some cases, the regulations required states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in Title IV Programs.  If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in Title IV Programs.  The DOE stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the DOE will interpret these requirements in each state.

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2015, 16 of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC; 12 of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS; one of our campuses is accredited by the New England Association of Schools and Colleges of Technology, or NEASC; and one of our campuses is accredited by the Accrediting Bureau of Health Education Schools, or ABHES.  All of these accrediting commissions are recognized by the DOE. The following is a list of the dates on which each campus was accredited by its accrediting commission, the date by which its accreditation must be renewed and the type of accreditation.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Philadelphia, PA2	September 30, 2013	May 1, 2018	National
Union, NJ1	May 29, 2014	February 1, 2019	National
Mahwah, NJ1	March 11, 2015	August 1, 2019	National
Melrose Park, IL2	March 13, 2015	November 1, 2019	National
Denver, CO1	March 9, 2011	February 1, 2016[3]	National
Columbia, MD	March 7, 2012	February 1, 2017	National
Grand Prairie, TX1	December 7, 2011	August 1, 2016[3]	National
Allentown, PA1	March 7, 2012	January 1, 2017	National
Nashville, TN1	November 30, 2012	May 1, 2017	National
Indianapolis, IN	November 30, 2012	November 1, 2017	National
New Britain, CT	June 5, 2014	January 1, 2018	National
Shelton, CT2	March 5, 2014	September 1, 2018	National
Queens, NY1	June 4, 2013	June 1, 2018	National
Hartford, CT	March 11, 2015	November 1, 2019	National
East Windsor, CT2	December 4, 2013	February 1, 2018	National
South Plainfield, NJ1	September 2, 2014	August 1, 2019	National

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Campus undergoing re-accreditation. Each campus has received written confirmation that it remains accredited pending consideration of its application for reaccreditation.

Index
Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Brockton, MA1	August 28, 2014	December 31, 2020	National
Lincoln, RI1	August 28, 2014	December 31, 2019	National
Lowell, MA1	January 5, 2015	December 31, 2019	National
Somerville, MA1	August 28, 2014	December 31, 2019	National
Philadelphia (Center City), PA1	April 26, 2013	December 31, 2016[2]	National
Edison, NJ	April 26, 2013	December 31, 2016[2]	National
Marietta, GA1	August 28, 2014	December 31, 2019	National
Moorestown, NJ1	April 26, 2013	December 31, 2016[2]	National
Paramus, NJ1	April 26, 2013	December 31, 2016[2]	National
Philadelphia (Northeast), PA1	April 26, 2013	December 31, 2016[2]	National
West Palm Beach, FL1	August 28, 2014	December 31, 2019	National
Las Vegas (Summerlin), NV1	August 29, 2014	December 31, 2019	National
Henderson (Green Valley), NV1	January 5, 2015	December 31, 2019	National

1	Branch campus of main campus in Edison, NJ
2	Campus undergoing re-accreditation.

New England Association of Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Comprehensive Evaluation	Type of Accreditation
Southington, CT	June 29, 2012	Fall 2017	Regional

Accrediting Bureau of Health Education Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Fern Park, FL	August 2, 2015	March 31, 2016	National

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. If any one of our schools loses its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding, and we could be forced to close that school. Our school in Fern Park, Florida received a letter from ABHES on February 9, 2015 notifying the school that ABHES had deferred action on the school’s application for a continued grant of accreditation and directing the school to show cause why its accreditation should not be withdrawn.  ABHES is the institutional accreditor for the Fern Park school.  The February 9, 2015 correspondence from ABHES identified two findings of alleged noncompliance with certain ABHES accreditation requirements related to financial standards and program outcomes.  On February 27, 2015, our Board of Directors approved a plan to cease operations at the Fern Park, Florida school, which is scheduled to close in the first quarter of 2016 following the completion of a teach-out of currently enrolled students.  We notified ABHES of the planned teach-out and, in response, at its August 2015 meeting, ABHES extended the accreditation of the institution through March 31, 2016.

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

Students at our schools received grants and loans to fund their education under the following Title IV Programs:  (1) the Federal Direct Loan, or FDL, program, (2) the Federal Pell Grant, or Pell, program, (3) the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, and (4) the Federal Perkins Loan, or Perkins, program.

Federal Direct Loan Program.    The lender under this program is the DOE rather than a bank or other lending institution.  For the year ended December 31, 2015, we derived approximately 56% of our Title IV revenues (calculated based on cash receipts) from the FDL program.

Pell.    Under the Pell program, the DOE makes grants to students who demonstrate the greatest financial need. For the year ended December 31, 2015, we derived approximately 21% of our revenues (calculated based on cash receipts) from the Pell program.

Federal Supplemental Educational Opportunity Grant.    Under the FSEOG program, the DOE issues grants which are designed to supplement Pell grants for students with the greatest financial needs. An institution is required to make a 25% matching contribution for all funds received from the DOE under this program. For the year ended December 31, 2015, we received less than 1% of our revenues (calculated based on cash receipts) from the FSEOG program.

Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is funded by the DOE and the remainder by the school receiving the funds. Each school is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Defaults by students on their Perkins loans reduce the amount of funds available in the applicable school's revolving account to make loans to additional students, but the school does not have any obligation to guarantee the loans or repay the defaulted amounts. All of our schools ceased awarding loans under the Perkins program effective 2014; therefore, for the years ended December 31, 2015 and 2014, we did not derive any of our revenues (calculated based on cash receipts) from the Perkins program.  One of our schools continues to receive repayments of prior Perkins loans from students.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints. Some of these states have reduced the level of state financial aid available to our students.  Due to state budgetary shortfalls and constraints in certain states in which we operate, we believe that the overall level of state financial aid for our students is likely to continue to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

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

We also extend credit for tuition and fees to many of our students that attend our campuses.

Index
Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following 7 institutions as of December 31, 2015, collectively consisting of 7 main campuses and 24 additional locations:

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
Nashville, TN
Denver, CO
Union, NJ
Mahwah, NJ
Queens, NY
Allentown, PA
South Plainfield, NJ
Columbia, MD

Southington, CT

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  Two of our seven institutions (Edison and Indianapolis), which generates the majority of the Company’s revenues, are provisionally certified based on the existence of pending program reviews with DOE.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

The DOE is responsible for overseeing compliance with Title IV Program requirements. As a result, each of our schools is subject to detailed oversight and review, and must comply with a complex framework of laws and regulations. Because the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the Higher Education Act of 1965, as amended (“HEA”) and other laws governing Title IV Programs.  On August 14, 2008, the Higher Education Opportunity Act, Public Law 110-315, reauthorized the HEA’s Title IV Programs through at least September 30, 2014.  Later, the HEA was automatically extended through September 30, 2015. Congress is currently considering reauthorization of Title IV Programs, but it is unknown when Congress will complete that process or what changes will be made to the HEA or other laws affecting federal student aid.

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

We cannot predict what, if any, legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or other activities of Congress.  Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those Programs, or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin.  In addition, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

DOE Development of New Regulations. The DOE issued final regulations on October 29, 2010, with a general effective date of July 1, 2011, which included, but were not limited to:  revisions to the incentive compensation rule; a significant expansion of the notice and approval requirements for adding new academic programs and new reporting and disclosure requirements for such programs; the definition of high school diploma for the purpose of establishing institutional eligibility to participate in the Title IV Programs and student eligibility to receive Title IV aid; ability to benefit students; misrepresentation of information provided to students and prospective students; state authorization as a component of institutional eligibility; agreements between institutions of higher education; verification of information included on student aid applications; satisfactory academic progress; monitoring grade point averages; retaking coursework; return of Title IV Program funds with respect to term‑based programs with modules or compressed courses and with respect to taking attendance; and the timeliness and method of disbursements of Title IV funds. The topics covered in these regulations also included a new federal definition of a “credit hour” for federal student aid purposes.  The new definition has resulted in changes to the number of credit hours awarded for certain of our educational programs and in changes to the amount of federal student aid available to students enrolled in such programs.  We were required to change certain of our practices to comply with the requirements of these final regulations.   The changes to our practices have had and may continue to have, and any inability by us to comply with these regulations could have, a significant impact on our business and results of operations.

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

On June 30, 2012, the United States District Court for the District of Columbia issued a decision that vacated most of the gainful employment regulations and remanded those regulations to the DOE for further action.  On July 6, 2012, the DOE issued an electronic announcement acknowledging that the District Court had vacated the repayment rate metric as well as the debt-to-income gainful employment metrics that would have gone into effect on July 1, 2012.  The DOE also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs.

In June 2013, the DOE announced its intention to establish a negotiated rulemaking committee to prepare new gainful employment regulations, which would replace those vacated by the District Court. The DOE held negotiating sessions with the committee beginning in September 2013 and concluding in December 2013. In October 2014, the DOE issued final regulations on gainful employment requiring each educational program to achieve threshold rates in two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions. The regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The regulations also require an institution to provide warnings to students in programs that may lose Title IV eligibility at the end of an award year. The final regulations also contain other provisions that, among other things, include disclosure, reporting, new program approval, and certification requirements.  The certification requirements will require each institution to certify to the DOE that each gainful employment program is programmatically accredited, if such accreditation is required by a Federal governmental entity or by a governmental entity in the state in which the institution is physically located.

Index
The final regulations were effective on July 1, 2015. The DOE has stated that it plans to issue the first rates calculated under the new regulation in draft later in 2016 and in final in late 2016 or early 2017.  We cannot predict with certainty the rates for our programs or the extent to which our programs may be adversely impacted by the rates.  The implementation of these new gainful employment regulations could require us to eliminate certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

The DOE published new regulations in 2014 on other topics, including regulations related to adverse credit for borrowers of PLUS loans and related to certain campus safety and security requirements.  The DOE also considered during negotiated rulemaking sessions in 2014, but did not publish, regulations on other topics including: clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; state authorization for programs offered through distance education or correspondence education; and state authorization for foreign locations of institutions located in a state.

On October 30, 2015, the DOE published new regulations related to cash management including the marketing of financial accounts to students and the requirements related to holding and paying student credit balances, the measurement of the length of certain educational programs, the enrollment status of students retaking coursework, and the appealing or challenging of cohort default rates.  The regulations have a general effective date of July 1, 2016, although some of the regulations provide for a later implementation date.

In January 2016, the DOE began negotiated rulemaking to develop proposed regulations regarding a borrower’s ability to allege acts or omissions by an institution as a defense to the repayment of certain Title IV loans and the consequences to the borrower, the DOE, and the institution.  The DOE stated prior to beginning the negotiated rulemaking that it  intended to develop proposed regulations to address (1) the procedures to be used for a borrower to establish a defense to repayment; (2) the criteria that the DOE will use to identify the acts or omissions of an institution that constitute a defenses to repayment, including the creation of a federal standard; (3) the standards and procedures that the DOE will use to determine the liability of the institution for amounts based on borrower defenses; (4) the effect of borrower defenses on institutional administrative capability assessments; and (5) other loan discharges. The negotiated rulemaking meetings are expected to conclude in March 2016.

Any new regulations typically would be subject to a notice and comment period during which the public comments on proposed regulations and the DOE responds to comments and publishes final regulations. We cannot predict the ultimate content of any new regulations that may emerge from the negotiated rulemaking process in 2016, or any other regulations the DOE may propose and implement in the future, or the potential impact of such regulations on us or our institutions. The final regulations could result in rules for assessing liabilities to institutions for loan discharges and for imposing other sanctions on institutions.  The implementation of any new regulations by the DOE could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

The "90/10 Rule."   Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs (its “90/10 Rule percentage”) for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008 will be placed on provisional certification and may be subject to other enforcement measures.  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2015 fiscal year, our seven institutions' 90/10 Rule percentages ranged from 77% to 85%.  For 2014 and 2013, none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  Our calculations are subject to review by the DOE.

If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 Rule purposes or, lower the 90% threshold, or otherwise change the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), or make other changes to the 90/10 Rule, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would adversely affect our students’ access to various government-sponsored student financial aid programs and have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

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

Index
In September 2015, the DOE released the final cohort default rates for the 2012 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2012 federal fiscal year range from 11.9% to 18.8%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2012 federal fiscal year or for the 2011 or 2010 federal fiscal years.

In February 2016, the DOE released draft three-year cohort default rates for the 2013 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2016.  The draft rates for our institutions for the 2013 federal fiscal year range from 9.9% to 15.4%.  None of our institutions had draft cohort default rates of 30% or more.

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

If an institution's composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as "the zone." Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the Title IV Programs by choosing one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE in an amount determined by the DOE and equal to at least 50 percent of the Title IV Program funds received by the institution during its most recent fiscal year.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (HCM2) and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV Program funds.  Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provides written authorization for the school to hold the credit balance. This requirement may have a material adverse effect on our cash flows, results of operations and financial condition.

The DOE typically permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years; however, this determination is made solely by the DOE.  If an institution’s composite score is between 1.0 and 1.4 after three or more consecutive years with a composite score below 1.5, it may be required to meet alternative requirements for continuing to participate in Title IV programs by submitting a letter of credit, complying with monitoring requirements, disbursing Title IV funds under the HCM1, HCM2, or reimbursement payment methods, and complying with other requirements and conditions.

If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility. If the DOE determines that an institution does not satisfy the DOE's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

•	Posting a letter of credit in an amount determined by the DOE and equal to at least 50% of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year;
•	Posting a letter of credit in an amount determined by the DOE and equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement

Index
The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2014 and 2013 fiscal year reflecting a composite score of 1.3 and 1.4, respectively, based upon our calculations.  We chose the “Zone Alternative” option described above because, among other things, it does not require us to submit a letter of credit to the DOE and because the HCM1 payment method is less burdensome than the HCM2 or reimbursement methods of payment that the DOE has the authority to impose. We believe that, prior to moving to the HCM1 payment method on October 22, 2014, our procedures for processing Title IV payments were similar to those now required under the HCM1 payment method.  As of this date, we have not identified any impact on our ability to make disbursements of Title IV funds to our students or to receive funds for the amount of those disbursements from the DOE.  If we remain on the HCM1 payment method on or after July 1, 2016, we may have to modify our procedures for payment of credit balances to students to comply with the aforementioned new requirements to pay credit balances before drawing down funds from the DOE.

For the 2015 fiscal year, we have calculated our composite score to be 1.9.  This number is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2015 fiscal year. If the DOE determines that our composite score is 1.5 or higher, our composite score would be high enough for our institutions to be deemed financially responsible and could result in the DOE no longer requiring us to comply with the Zone Alternative requirements or the requirement to use the HCM1 payment method.  Such determination would be subject to DOE determination and the absence of other factors supporting these requirements.

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, the institution may be required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution's previous fiscal year.  None of our institutions are currently required to submit a letter of credit to the DOE based on late return of Title IV Program funds.

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

A change of control could occur as a result of future transactions in which our Company or our schools are involved. Some corporate reorganizations and some changes in the board of directors of the Company or a subsidiary that owns one of our institutions are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of common stock and could have an adverse effect on the market price of our shares.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate’s level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. Institutions that are provisionally certified may be required to obtain approval of certain educational programs. Two of our institutions (Edison and Indianapolis) are provisionally certified and required to obtain prior DOE approval of new degree, non-degree, and short-term training educational programs.  Under the new gainful employment regulations that took effect on July 1, 2015, institutions that are provisionally certified or that are subject to other requirements, including, but not limited to, for example, receiving Title IV funds under the cash monitoring or reimbursement methods, may be required to obtain approval of all new educational programs.  Each of our institutions is required to disburse Title IV funds under the HCM1 payment method and, therefore, may be required to obtain the DOE’s prior approval before adding a new educational program.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

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

Administrative Capability.    The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. These criteria require, among other things, that the institution:

•	comply with all applicable federal student financial aid requirements;
•	have capable and sufficient personnel to administer the Title IV Programs;
•	administer Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;
•	divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;
•	establish and maintain records required under the Title IV regulations;
•	develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV;
•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;
•	refer to the Office of the Inspector General any credible information indicating that any applicant, student, employee, third party servicer or other agent of the school has been engaged in any fraud or other illegal conduct involving Title IV Programs;
•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;
•	provide adequate financial aid counseling to its students;
•	submit in a timely manner all reports and financial statements required by the regulations; and
•	not otherwise appear to lack administrative capability.

Failure by an institution to satisfy any of these or other administrative capability criteria could cause the institution to be subject to sanctions or other actions by the DOE or to lose its eligibility to participate in Title IV Programs, which would have a significant impact on our business and results of operations.

Ability to Benefit Regulations.   Under certain circumstances, an institution is permitted to admit non-high school graduates, or "ability to benefit," students, into certain of its programs of study and allow those students to receive Title IV Program funds to the extent eligible. In order for ability to benefit students to be eligible for Title IV Program participation, the institution must comply with the ability to benefit requirements set forth in the Title IV Program requirements. Changes to the HEA eliminated federal student aid eligibility, with certain exceptions, for students who first enroll on or after July 1, 2012 and who do not have a certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.  These changes to the HEA resulted in a substantial decrease in enrollments at our institutions.

Index
Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE adopted final rules that took effect on July 1, 2011 and amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors (thereby reducing the scope of permissible compensatory payments under the rule) and expanding the scope of compensatory payments and employees subject to the rule.  The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule.  The implementation of the final regulations required us to change our compensation practices and has had and will continue to have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

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

All institutions are recertified on various dates for various amounts of time.  The following table sets forth the expiration dates for each of our institutions' current Title IV Program participation agreements:

Institution	Expiration Date of Current Program Participation Agreement
Columbia, MD	September 30, 2017
Edison, NJ	September 30, 2016[1]
Indianapolis, IN	September 30, 2016[1]
New Britain, CT	June 30, 2016[1]
Southington, CT	June 30, 2017
Fern Park, FL	June 30, 2017
Hartford, CT	September 30, 2017

1	Provisionally certified.

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

By letter dated February 9, 2015, ABHES notified our school in Fern Park, Florida that ABHES had deferred action on the school’s application for a continued grant of accreditation and directed the school to show cause why its accreditation should not be withdrawn.  ABHES is the institutional accreditor for the Fern Park school.  The February 9, 2015 correspondence from ABHES identified two findings of alleged noncompliance with certain ABHES accreditation requirements related to financial standards and program outcomes.  On February 27, 2015, our Board of Directors approved a plan to cease operations at the Fern Park, Florida school, which is scheduled to close in the first quarter of 2016 following the completion of a teach-out of currently enrolled students.  We notified ABHES of the planned teach-out and, in response, at its August 2015 meeting, ABHES extended the accreditation of the institution through March 31, 2016.

Index
By letter dated February 29, 2016, ACICS notified our Center City school in Philadelphia, Pennsylvania that ACICS had placed the school on compliance warning based on its placement rates and that ACICS would review the school’s student achievement rates following submission of its 2016 Campus Accountability Report, which is expected to be submitted to ACICS by the fourth quarter of 2016.  ACICS is the institutional accreditor for the Center City school.  ACICS stated that it is obligated to take adverse action against an institution if it fails to come into compliance with its accreditation criteria.  The school is required to submit to ACICS documentation requested in the letter by March 25, 2016.  The school plans to submit the required documentation by the required dates.

On January 2, 2013, the DOE notified our New Britain, Connecticut, campus that an on-site Program Review was scheduled to begin on January 28, 2013.  The Program Review assessed the institution’s administration of Title IV Programs for the 2011-2012 and 2012-2013 award years.  The Program Review concluded on January 31, 2013.  On April 22, 2013, the DOE issued a Program Review Report that required our New Britain campus to respond to information requests made in such report.  Our New Britain campus responded to the Program Review Report in correspondence delivered to the DOE on July 18, 2013.   On September 29, 2014, the DOE issued a Final Program Review Determination (“FPRD”) that closed the review, identified liabilities resulting from the DOE’s review, and also noted some issues that required our New Britain campus to provide further responses to the DOE.  On July 18, 2013, our New Britain campus responded to the DOE’s request and is currently waiting for the DOE’s response. The liabilities calculated in the FPRD resulted in a payment of $102.75 to the DOE.

On January 7, 2013, the DOE notified our Columbia, Maryland campus that an on-site Program Review was scheduled to begin on March 4, 2013. The Program Review assessed the institution’s administration of Title IV Programs in which the campus participated for the 2011-2012 and 2012-2013 award years.  On June 29, 2015, the DOE issued a Program Review Report that required our Columbia campus to respond to information in the report.  Our Columbia campus responded to the Program Review Report on September 11, 2015, and awaits the Final Program Review Determination Letter to be issued by the DOE.

On April 26, 2013, the DOE notified our Union, New Jersey campus that an on-site Program Review was scheduled to begin on May 20, 2013. The Program Review assessed the institution’s administration of Title IV Programs in which the campus participated for the 2011-2012 and 2012-2013 award years.  The Union, New Jersey campus has not yet received the Program Review Report from the DOE.

If one of our schools fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE or another agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution on provisional certification status and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE.  An institution that is operating under this "Heightened Cash Monitoring, Type 1 status," is required to credit student accounts before drawing down funds under Title IV Programs and to draw down funds in an amount no greater than the previous disbursement to students and parents. Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provides written authorization for the school to hold the credit balance. Additionally, under DOE financial responsibility regulations, an institution operating under the Zone Alternative as a result of its composite score is required to provide the DOE with timely information regarding any of the following oversight and financial events:

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

Operating under the “zone requirements” may also require the institution to submit its financial statement and compliance audits earlier than the date previously required and require the institution to provide DOE with information about its current operations and future plans. An institution that continues to fail to meet the financial responsibility standards set by the DOE or does not comply with the zone requirements may lose its eligibility to continue to participate in Title IV Program funding.

Significant violations of Title IV Program requirements by the Company or any of our institutions could be the basis for DOE to limit, suspend or terminate the participation of the affected institution in Title IV Programs or to seek civil or criminal penalties. Generally, such a termination of Title IV Program eligibility extends for 18 months before the institution may apply for reinstatement of its participation. There is no DOE proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions' participation in Title IV Programs.

We and our schools are also subject to claims and lawsuits relating to regulatory compliance brought not only by federal and state regulatory agencies and our accrediting bodies, but also by third parties, such as present or former students or employees and other members of the public. If we are unable to successfully resolve or defend against any such claim or lawsuit, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Moreover, even if we successfully resolve or defend against any such claim or lawsuit, we may have to devote significant financial and management resources in order to reach such a result.

Index
Item 1A.	RISK FACTORS

The following risk factors and other information included elsewhere in this Form 10-K should be carefully considered before deciding to invest in, sell or retain shares of our common stock. The risks and uncertainties described below are not the only ones we face.

RISKS RELATED TO OUR INDUSTRY

Our failure to comply with the extensive regulatory requirements for participation in Title IV Programs and school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding, which could affect our revenues and impose significant operating restrictions on us.

Our industry is highly regulated and our schools are subject to extensive regulation by federal and state governmental agencies and by accrediting commissions. In particular, the HEA and DOE regulations specify extensive criteria and numerous standards that an institution must satisfy to establish to participate in the Title IV Programs.

For a description of these criteria, see “Regulatory Environment.”

If we are found not to have satisfied the DOE's requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A decrease in Title IV funding could adversely affect our revenue, as we received approximately 80% of our revenue (calculated based on cash receipts) from Title IV Programs in 2015, which would have a significant impact on our business and results of operations.  Furthermore, if any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to, among other things, the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, each of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs constitutes an event of default under our credit agreement with our lender.  An event of default under our credit agreement could result in the acceleration of all amounts then outstanding with respect to our outstanding loan obligations.  The various regulatory agencies applicable to our business periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

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

If an institution fails to satisfy any of these criteria or any other DOE regulation, the DOE may, among other things:

•	Require the repayment of Title IV funds;
•	Impose a less favorable payment system for the institution's receipt of Title IV funds;
•	Place the institution on provisional certification status;
•	Revoke or deny an institution’s eligibility to participate in the Title IV Programs; or
•	Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

If we are found not to have satisfied the DOE's "administrative capability" requirements, or otherwise failed to comply with one or more DOE requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A loss or decrease in Title IV funding could adversely affect our revenue, as we received approximately 80% of our revenue (calculated based on cash receipts) from Title IV Programs in 2015, which would have a significant impact on our business and results of operations.

Index
Congress and the DOE may make changes to the laws and regulations applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Political and budgetary concerns significantly affect Title IV programs.  Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Any action by Congress that significantly reduces funding for Title IV Programs or the ability of our schools or students to receive funding through those programs could result in increased administrative costs and decreased profit margin. In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could reduce our student enrollment and our revenues. Congressional action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.

We cannot predict what if any legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or with other activities of Congress.  Any action by Congress that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those Programs or that imposes new restrictions or constraints upon our business or operations could result in increased administrative costs and decreased profit margin.  In addition, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

The Appropriations Act has had and could continue to have an adverse effect on our business.

The Consolidated Appropriations Act, 2012 (Public Law 112-74) (the “Appropriations Act”) has significantly impacted the federal student aid programs authorized under Title IV of HEA.

Ability-to-Benefit — The Appropriations Act also eliminated federal student aid eligibility for all students without a “certificate of graduation from a school providing secondary education or the recognized equivalent of such a certificate.”  The Appropriations Act makes an exception for students who have completed a secondary school education in a home school setting that is treated as a home school or private school under state law. Therefore, students who do not have a high school diploma or a recognized equivalent (e.g., a GED), or do not meet the home school requirements, and who first enroll in a program of study are not eligible to receive Title IV student aid.

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

In October 2014, the DOE issued final regulations on gainful employment requiring each educational program to achieve threshold rates in two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions, such as income information compiled by the Social Security Administration. The regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The regulations also require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year. The final regulations also contain other provisions that, among other things, include disclosure, reporting, new program approval, and certification requirements.  The certification requirements will require each institution to certify to the DOE that each gainful employment program is programmatically accredited, if such accreditation is required by a Federal governmental entity or by governmental entity in the state in which the institution is physically located.

The final regulations have a general effective date of July 1, 2015. The DOE has stated that it plans to issue the first rates calculated under the new regulations in draft later in 2016 and in final in late 2016 or early 2017.  We cannot predict with certainty the rates for our programs or the extent to which our programs may be adversely impacted by the rates.  The implementation of new gainful employment regulations could require us to eliminate certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

Index
The DOE published regulations in 2014 on other topics, including regulations related to adverse credit for borrowers of PLUS loans and related to certain campus safety and security requirements.  The DOE also considered during negotiated rulemaking sessions in 2014, but did not publish, regulations on other topics including clock to credit hour conversion for programs offered in credit hours that do not transfer into degree programs and are subject to the federal conversion formula for determining credit hours; state authorization for programs offered through distance education or correspondence education; and state authorization for foreign locations of institutions located in a state.

On October 30, 2015, the DOE published new regulations related to cash management including the marketing of financial accounts to students and the requirements related to holding and paying student credit balances, the measurement of the length of certain educational programs, the enrollment status of students retaking coursework, and the appealing or challenging of cohort default rates.  The regulations have a general effective date of July 1, 2016, although some of the regulations provide for a later implementation date.

In January 2016, the DOE began negotiated rulemaking to develop proposed regulations regarding a borrower’s ability to allege acts or omissions by an institution as a defense to the repayment of certain Title IV loans and the consequences to the borrower, the DOE, and the institution.  The DOE stated prior to beginning of the negotiated rulemaking that it  intended to develop proposed regulations to address (1) the procedures to be used for a borrower to establish a defense to repayment; (2) the criteria that the DOE will use to identify the acts or omissions of an institution that constitute a defenses to repayment, including the creation of a federal standard; (3) the standards and procedures that the DOE will use to determine the liability of the institution for amounts based on borrower defenses; (4) the effect of borrower defenses on institutional administrative capability assessments; and (5) other loan discharges. The negotiated rulemaking meetings are expected to conclude in March 2016.

Any new regulations typically would be subject to a notice and comment period prior to the publication of final regulations. We cannot predict the ultimate content of any new regulations that may emerge from the negotiated rulemaking process in 2016, or any other regulations the DOE may propose and implement in the future, or the potential impact of such regulations on us or our institutions. The implementation of any new regulations by the DOE could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

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

If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as “the zone.”  Under DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the title IV programs by choosing one of two alternatives:  1) the “Zone Alternative” under which we are required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV funds received by our institutions during the most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, we are permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the HCM2 and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV funds.  Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provides written authorization for the school to hold the credit balance. This may have a material adverse effect on our cash flows, results of operations and financial condition.

If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility.  If the DOE determines that an institution does not satisfy the DOE’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

Index
•	posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year;
•
posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement; and/or

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2014 and 2013 fiscal years reflecting a composite score of 1.3 and 1.4, respectively, based upon our calculations.  We chose the “Zone Alternative” option described above because, among other things, it does not require us to submit a letter of credit to the DOE and because the HCM1 payment method is less burdensome than the HCM2 or reimbursement methods of payment that the DOE has the authority to impose. As of this date, we have not identified any impact on our ability to make disbursements of Title IV funds to our students or to receive funds for the amount of those disbursements from the DOE.

For the 2015 fiscal year, we have calculated our composite score to be 1.9.  This number is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2015 fiscal year.  If the DOE determines that our composite score is 1.5 or higher, our composite would be high enough for our institutions to be deemed financially responsible and could result in the DOE no longer requiring us to comply with the Zone Alternative requirements to use the HCM1 payment method.  If the DOE determined that our composite score for the 2015 fiscal year was below 1.5, the DOE regulations generally permit institutions with a composite score of between 1.0 and 1.4 to participate under the Zone Alternative for a period of up to three consecutive fiscal years.  If our composite score drops below 1.0 in a given year or if our composite score remains between 1.0 and 1.4 for three or more consecutive years, we may be required to meet alternative requirements for continuing to participate in Title IV programs by submitting a letter of credit, complying with monitoring requirements, disbursing Title IV funds under the HCM1, HCM2, or reimbursement payment methods, and complying with other requirements and conditions.

We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. We cannot predict how the DOE will interpret and enforce the incentive compensation rule.  The implementation of these regulations has required us to change our compensation practices and has had and may continue to have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.  If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

If our schools do not maintain their state authorizations and their accreditation, they may not participate in Title IV Programs, which could adversely affect our student population and revenues.

An institution that grants degrees, diplomas or certificates must be authorized by the appropriate education agency of the state in which it is located and, in some cases, other states. Requirements for authorization vary substantially among states. Each school must be authorized by each state in which it is physically located in order for its students to be eligible for funding under Title IV Programs. Loss of state authorization by any of our schools from the education agency of the state in which the school is located would end that school's eligibility to participate in Title IV Programs and could cause us to close the school.

If any of our schools fail to comply with state licensing requirements, they are subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, that school and its related main campus and/or additional locations would lose its eligibility to participate in Title IV Programs, be unable to offer its programs and we could be forced to close that school. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students or operate in that state.

Index
Additionally, a school also must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting agency and the stated aims and purposes of the institution, including achieving and maintaining stringent retention, completion and placement outcomes. Certain states require institutions to maintain accreditation as a condition of continued authorization to grant degrees. The HEA requires accrediting commissions recognized by the DOE to review and monitor many aspects of an institution's operations and to take appropriate disciplinary action when the institution fails to comply with the accrediting agency's standards. See “Regulatory Environment – Accreditation.”  If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a significant impact on our business and operations. Our school in Fern Park, Florida received a letter from ABHES in February 2015 directing the school to show cause why its accreditation should not be withdrawn.  See “Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”  On February 27, 2015, our Board of Directors approved a plan to cease operations at the Fern Park, Florida school which is scheduled to close in the first quarter of 2016 following the completion of a teach-out of currently enrolled students.  We notified ABHES of the planned teach-out and, in response, at its August 2015 meeting, ABHES extended the accreditation of the institution through March 31, 2016.

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry- and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.    Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.  Moreover, under new gainful employment regulations issued by the DOE, institutions are required to certify that they have programmatic accreditation under certain circumstances.  See “—Regulatory Environment – DOE Development of New Regulations.”  Failure to comply with these new requirements could impact the Title IV eligibility of educational programs that are required to maintain such programmatic accreditation.

Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs exceeds 90%, which could reduce our student population and revenues.

Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures.  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2015 fiscal year, our existing institutions' 90/10 Rule percentages ranged from 77% to 85%.  We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenues from Title IV Programs for any fiscal year.  Our calculations are subject to review by the DOE.

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

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages. The DOE calculates these rates based on the number of students who have defaulted, not the dollar amount of such defaults. The DOE calculates an institution's cohort default rate (as defined by the DOE regulations) on an annual federal fiscal year basis as the rate at which borrowers scheduled to begin repayment on their loans in the federal fiscal year default on those loans during the federal fiscal year or the subsequent two federal fiscal years.

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

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal and state funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims.  Certain of our institutions are subject to ongoing reviews and proceedings.  See “Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” and “Regulatory Environment - Compliance with Regulatory Standards and Effect of Regulatory Violations.”

A decline in the overall growth of enrollment in post-secondary institutions, or in our core disciplines, could cause us to experience lower enrollment at our schools, which could negatively impact our future growth.

Enrollment in post-secondary institutions over the next ten years is expected to be slower than in the prior ten years.  In addition, the number of high school graduates eligible to enroll in post-secondary institutions is expected to fall before resuming a growth pattern for the foreseeable future. In order to increase our current growth rates in degree granting programs, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, as a result of any regional or national economic downturn or otherwise, fewer students may seek the types of diploma or degree granting programs that we offer or seek to offer. Our failure to attract new students, or the decisions by prospective students to seek diploma or degree programs in other disciplines, would have an adverse impact on our future growth.

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

Index
RISKS RELATED TO OUR BUSINESS

If we are unable to sell our Healthcare and Other Professions segment, our cash flows and operations could be adversely affected.

For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which, when coupled with the overall economic environment, have hindered prospective students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of a lower student population. To fund the Company’s business plans and improve cash flow by aligning cost structure to our lower student population, the Company intends to divest our Healthcare and Other Professions segment.  If we are unable to sell our Healthcare and Other Professions segment, our cash flows and operations could be adversely affected.

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

Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, information technology, and skilled trades. Accordingly, educational programs at our schools must keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our competitors or as quickly as employers demand. If we are unable to adequately respond to changes in market requirements due to financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, our placement rates could suffer and our revenues could be adversely affected.

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

The awareness of our programs among high school graduates and working adults looking to return to school is critical to the continued acceptance and growth of our programs. Our inability to continue to develop awareness of our programs could reduce our enrollments and impair our ability to increase our revenues or maintain profitability. The following are some of the factors that could prevent us from successfully marketing our programs:

•	Student dissatisfaction with our programs and services;
•	Diminished access to high school student populations;
•	Our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and
•	Our inability to maintain relationships with employers in the automotive, diesel, skilled trades and IT services industries.

If students fail to pay the outstanding balance of their educational expenses, our profitability will be adversely affected.

We offer a variety of payment plans to help students pay the portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed.  Although we have reserved for estimated losses related to unpaid student educational expenses, losses in excess of the amounts we have reserved for bad debts will result in a reduction in our profitability.

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

Our total assets reflect substantial intangible assets. At December 31, 2015, goodwill and identified intangibles, net, associated with our acquisitions decreased to approximately 6.9% from 10.9% of total assets at December 31, 2014.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

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

Approximately 50% of our schools are concentrated in the states of New Jersey, New York, Connecticut and Pennsylvania and a change in the general economic or regulatory conditions in these states could increase our costs and have an adverse effect on our revenues.

As of December 31, 2015, we operated 14 campuses in 11 states from continuing operations. Seven of those schools are located in the states of New Jersey, New York, Connecticut and Pennsylvania. As a result of this geographic concentration, any material change in general economic conditions in New Jersey, New York, Connecticut or Pennsylvania could reduce our student enrollment in our schools located in these states and thereby reduce our revenues. In addition, the legislatures in the states of New Jersey, New York, Connecticut and/or Pennsylvania could change the laws in those states or adopt regulations regarding private, for-profit post-secondary coeducation institutions which could place additional burdens on us. If we were unable to comply with any such new legislation, we could be prohibited from operating in those jurisdictions, which could reduce our revenues.

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

Index
Anti-takeover provisions in our amended and restated certificate of incorporation, our bylaws and New Jersey law could discourage a change of control that our stockholders may favor, which could negatively affect our stock price.

Provisions in our amended and restated certificate of incorporation and our bylaws and applicable provisions of the New Jersey Business Corporation Act may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. For example, applicable provisions of the New Jersey Business Corporation Act may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of five years after the person becomes an interested stockholder. Furthermore, our amended and restated certificate of incorporation and bylaws:

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

We can issue shares of preferred stock without stockholder approval, which could adversely affect the rights of common stockholders.

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

Index
ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

As of December 31, 2015, we leased all of our facilities, except for our campuses in West Palm Beach, Florida, Nashville, Tennessee, Grand Prairie, Texas, and Denver, Colorado, all of which we own.  Four of our facilities (Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania; and one of our facilities in Grand Prairie, Texas) were also accounted for by us under a finance lease obligation that remains in effect until December 31, 2026, the terms of which were amended on January 20, 2016.  We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2015, all of our existing leases expire between May 2016 and October 2032.  The Company signed a new lease that begins on June 1, 2016 to move our Edison, New Jersey campus to Iselin, New Jersey which has an approximate square footage of 32,000.

On December 3, 2015, our Board of Directors approved a plan to cease operations at our Hartford, Connecticut school, which is scheduled to close in the fourth quarter of 2016.  The terminated lease agreement was replaced with a short-term lease agreement in order to allow students currently enrolled at the school to complete their course of study.

On February 27, 2015, our Board of Directors approved a plan to cease operations at the Fern Park, Florida school, which is scheduled to close in the first quarter of 2016.  The terminated lease agreement will expire on April 10, 2016 in order to allow students currently enrolled at the school to complete their course of study.

The following table provides information relating to our facilities as of December 31, 2015, including our corporate office:

Location	Brand	Approximate Square Footage
Henderson, Nevada	Euphoria Institute	18,000
Las Vegas, Nevada	Euphoria Institute	19,000
Southington, Connecticut	Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
West Palm Beach, Florida	Lincoln College of Technology	117,000
Hartford, Connecticut	Lincoln Technical Institute	367,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Edison, New Jersey	Lincoln Technical Institute	64,000
Fern Park, Florida	Lincoln Technical Institute	46,000
Lincoln, Rhode Island	Lincoln Technical Institute	59,000
Lowell, Massachusetts	Lincoln Technical Institute	21,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	36,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute	47,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	281,000
West Orange, New Jersey	Corporate Office	52,000
Plymouth Meeting, Pennsylvania	Corporate Office	6,000
Suffield Connecticut		132,000

We believe that our facilities are suitable for their present intended purposes.

Index
ITEM 3.	LEGAL PROCEEDINGS

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

On November 21, 2012, the Company received a Civil Investigative Demand from the Attorney General of the Commonwealth of Massachusetts relating to its investigation of whether the Company and certain of its academic institutions have complied with certain Massachusetts state consumer protection laws.  On July 29, 2013 and January 17, 2014, the Company received additional Civil Investigative Demands, pursuant to which the Attorney General requested from the Company and certain of its academic institutions in Massachusetts documents and detailed information for the time period from January 1, 2008 to the present.

On July 13, 2015, the Commonwealth of Massachusetts filed a complaint against the Company in the Suffolk County Superior Court alleging certain violations of the Massachusetts Consumer Protection Act since at least 2010 and continuing through 2013.  At the same time, the Company agreed to the entry of a Final Judgment by Consent in order to avoid the time, burden, and expense of contesting such liability.  As part of the Final Judgment by Consent, the Company denied all allegations of wrongdoing and any liability for the claims asserted in the complaint.  The Company, however, paid the sum of $850,000 to the Attorney General and has agreed to forgive $165,000 of debt consisting of unpaid balances owed to the Company by certain graduates in the sole discretion of the Massachusetts Attorney General, which were previously accrued for at December 31, 2014.  The Final Judgment by Consent also included certain requirements for calculation of job placement rates in Massachusetts and imposed certain disclosure obligations that are consistent with the regulations that have been previously enacted by the Massachusetts Attorney General’s Office.

On December 15, 2015, we received an administrative subpoena from the Attorney General of the State of Maryland. Pursuant to the subpoena, Maryland’s Attorney General has requested from the Company documents and detailed information relating to its Columbia, Maryland campus.  The Company has responded to this request and intends to continue cooperating with the Maryland Attorney General’s Office.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock
Our common stock, no par value per share, is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Select Market, for the periods indicated and the cash dividends per share declared on our common stock:

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2015
First Quarter	$3.10	$2.08	$-
Second Quarter	$2.71	$1.93	$-
Third Quarter	$1.93	$0.20	$-
Fourth Quarter	$2.40	$0.53	$-

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2014
First Quarter	$5.27	$3.63	$0.07
Second Quarter	$4.49	$3.56	$0.07
Third Quarter	$4.57	$2.21	$0.02
Fourth Quarter	$3.66	$2.42	$0.02

On March 8, 2016, the last reported sale price of our common stock on the Nasdaq Global Select Market was $2.77 per share.  As of March 8, 2016, based on the information provided by Continental Stock Transfer & Trust Company, there were 29 stockholders of record of our common stock.

Dividend Policy

On February 27, 2015, our Board of Directors discontinued the quarterly cash dividend.

Share Repurchases

The Company did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2015.

Index
Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock during the period from December 31, 2010 through December 31, 2015 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on December 31, 2010 and any dividends were reinvested on the date on which they were paid.

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

Index
Equity Compensation Plan Information

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2015 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	246,167	$12.52	1,192,270
Equity compensation plans not approved by security holders	-	-	-
Total	246,167	$12.52	1,192,270

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2015 and historical consolidated balance sheet data at December 31, 2015 and 2014 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2012 and 2011 and historical consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our consolidated financial information not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data, Year Ended December 31:
Revenue	$193,220	$202,889	$215,596	$233,727	$271,281
Cost and expenses:
Educational services and facilities	92,165	100,335	102,489	107,063	116,789
Selling, general and administrative	98,319	110,901	116,841	127,124	144,531
Loss (gain) on sale of assets	1,742	(57)	(282)	(71)	(1)
Impairment of goodwill and long-lived assets	216	3,201	-	8,268	311
Total costs and expenses	192,442	214,380	219,048	242,384	261,630
Operating income (loss)	778	(11,491)	(3,452)	(8,657)	9,651
Other:
Interest income	52	62	37	2	11
Interest expense	(7,438)	(5,169)	(4,267)	(4,078)	(3,978)
Other income	4,142	297	18	14	18
(Loss) income from continuing operations before income taxes	(2,466)	(16,301)	(7,664)	(12,719)	5,702
Provision (benefit) for income taxes (1)	242	(1,479)	19,591	(2,602)	3,254
(Loss) income from continuing operations	(2,708)	(14,822)	(27,255)	(10,117)	2,448
(Loss) gain from discontinued operations, net of income taxes	(642)	(41,311)	(24,031)	(27,069)	15,092
Net (loss) income	$(3,350)	$(56,133)	$(51,286)	$(37,186)	$17,540
Basic
(Loss) earnings per share from continuing operations	$(0.12)	$(0.65)	$(1.21)	$(0.46)	$0.11
(Loss) earnings per share from discontinued operations	(0.02)	(1.81)	(1.07)	(1.22)	0.69
Net (loss) income per share	$(0.14)	$(2.46)	$(2.28)	$(1.68)	$0.80
Diluted
(Loss) earnings per share from continuing operations	$(0.12)	$(0.65)	$(1.21)	$(0.46)	$0.11
(Loss) earnings per share from discontinued operations	(0.02)	(1.81)	(1.07)	(1.22)	0.68
Net (loss) income per share	$(0.14)	$(2.46)	$(2.28)	$(1.68)	$0.79
Weighted average number of common shares outstanding:
Basic	23,167	22,814	22,513	22,195	22,020
Diluted	23,167	22,814	22,513	22,195	22,155
Other Data:
Capital expenditures	$2,218	$7,472	$6,538	$8,839	$38,119
Depreciation and amortization from continuing operations	11,920	15,303	16,553	17,673	18,783
Number of campuses	31	31	33	33	34
Average student population from continuing operations (2)	7,553	8,132	8,479	9,103	10,927
Cash dividend declared per common share	$-	$0.18	$0.28	$0.28	$0.07
Balance Sheet Data, At December 31:
Cash, cash equivalents and restricted cash	$61,041	$42,299	$67,386	$61,708	$26,524
Working capital (deficit) (3)	33,818	29,585	47,041	40,939	1,540
Total assets	210,279	213,707	305,949	346,774	362,251
Total debt (4)	58,224	65,181	90,116	73,527	36,508
Total stockholders' equity	80,997	83,010	145,196	198,477	239,025

Index
All amounts have been restated to give effect to discontinued operations in 2015, 2014 and 2013.

(1) Provision (benefit) for income taxes includes a valuation allowance from continuing operations of $43.9 million, $46.7 million and $23.5 million for the year ended December 31, 2015, 2014 and 2013, respectively.

(2) Average student population includes diploma and above students and excludes short certificate programs.

(3) Working capital (deficit) is defined as current assets less current liabilities.

(4) Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the five-year period ended December 31, 2015 incurred in connection with a sale-leaseback transaction as further described in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Index
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the “Selected Financial Data,” “Forward-Looking Statements” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

GENERAL

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we” “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  In the first quarter of 2015, we reorganized our operations into three reportable segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions, and (c) Transitional which refers to business that are currently being phased out.  In November, 2015, the Board of Directors of the Company approved a plan for the Company to divest 17 of 18 of the schools included in its Healthcare and Other Professions business segment.  Implementation of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.  Then, in December, 2015, our Board of Directors approved a plan to cease operations of the remaining school in this segment in Hartford, Connecticut school which is scheduled to close in the fourth quarter of 2016.  This divestiture marks a shift in our business strategy will enable us to focus energy and resources predominantly on Transportation and Skilled Trades though some other programs will continue to be available at some campuses.  The results of operations of the 17 campuses slated for divestiture are reflected as discontinued operations in the consolidated financial statements.

The Company currently operates 31 schools in 15 states across the United States and offer programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  Our schools operate under the Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences brand names.  Most of our campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of our campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. Our other campuses primarily attract students from their local communities and surrounding areas.  All of our campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.  As of December 31, 2015, we enrolled 6,811 students at our 14 campuses included in continuing operations.

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

From both continuing and discontinued operations, our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our diploma/certificate programs range from 22 to 136 weeks, our associate’s degree programs range from 48 to 208 weeks, and our bachelor’s degree programs range from 104 to 208 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

Index
The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our revenue on a cash basis while approximately 20% was derived from state grants and cash payments made by students during 2015 and 2014.  The HEA requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 rule.

We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated through the student’s participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV Program funds for those students. Under Title IV Programs, the government funds a certain portion of a student’s tuition, with the remainder, referred to as “the gap,” financed by students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2-3% per year and restructured certain programs to reduce the amount of financial aid available to students, while funds received from Title IV Programs increased at lower rates.

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. However, we believe that these risks are somewhat mitigated due to the following:

•	Our internal financing is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate;
•	Funding for students who interrupt their education is typically covered by Title IV funds as long as they have been properly packaged for financial aid; and
•	Creditworthy criteria to demonstrate a student’s ability to pay.

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

DISCONTINUED OPERATIONS

2015 Event

In November, 2015, the Board of Directors approved a plan to divest 17 of our 18 schools included in our Healthcare and Other Professions business segment and then, in December, 2015, our Board of Directors approved a plan to cease operations of the remaining school in this segment located in Hartford, Connecticut which is scheduled to close in the fourth quarter of 2016.  Divestiture of our Healthcare and other Professions segment marks a shift in our business strategy that will enable us to focus energy and resources predominantly on Transportation and Skilled Trades segment though some other programs will continue to be available at some campuses.  The results of operations of these 17 campuses are reflected as discontinued operations in the consolidated financial statements.

In addition, as of September 30, 2015 we had two campuses held for sale.  With the approval of the plan to divest the Healthcare and Other Professions business segment, one of the campuses is no longer included as held for sale as the Company’s plans to sell this campus have changed.

Index
The results of operations of these 17 campuses included in the Healthcare and Other Professions business segment were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$112,882	$122,133	$125,916

Loss before income tax	(642)	(37,411)	(3,870)
Income tax benefit	-	(2,746)	-
Net loss from discontinued operations	$(642)	$(34,665)	$(3,870)

Amounts include impairments of goodwill and long-lived assets for these campuses of $37.6 million and $3.9 million for the year ended December 31, 2014 and 2013, respectively.

2014 Event

In December, 2014, our Board of Directors approved a strategic plan to cease operations at five training sites in Florida.  We performed a cost benefit analysis on several schools and concluded that the five training sites, none of which accept Title IV Program payments, contained a high fixed cost component and, due to high competition, have had difficulty attracting enough students to maintain a stable profit margin. Accordingly, we ceased operations at these campuses as of December 31, 2014.  The results of operations of these five campuses are reflected as discontinued operations in the consolidated financial statements.

The results of operations at these five training sites for the two year periods ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenue	$2,140	$3,512

Loss before income tax	(6,731)	(2,635)
Income tax benefit	(85)	-
Net loss from discontinued operations	$(6,646)	$(2,635)

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.1 million for the year ended December 31, 2014.

2013 Event

In June, 2013, our Board of Directors approved a plan to cease operations at four campuses in Ohio and one campus in Kentucky consisting of our Dayton institution and its branch campuses.  Federal legislation implemented on July 1, 2012 that prohibits “ability to benefit” students from participating in federal student financial aid programs led to a dramatic decrease in the number of students attending these five campuses.  Accordingly, the Company ceased operations at these campuses as of December 31, 2013.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

The results of operations at these five campuses for the year ended December 31, 2013 was as follows (in thousands):

Year Ended December 31,
2013
Revenue	$7,724

Loss before income tax	(17,287)
Income tax expense (benefit)	239
Net loss from discontinued operations	$(17,526)

Amount include impairment of goodwill and long-lived assets for these campuses of $2.3 million for the year ended December 31, 2013.

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

Index
Revenue recognition.    Revenues are derived primarily from programs taught at our schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program as the student proceeds through the program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation, and we complete the performance of teaching the student which entitles us to the revenue.   Other revenues, such as tool sales and contract training revenues are recognized as services are performed or goods are delivered. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition.

We evaluate whether collectability of revenue is reasonably assured prior to the student attending class and reassess collectability of tuition and fees when a student withdraws from a course.  We calculate the amount to be returned under Title IV and its stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, we expect payment from the student and we have a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  We continuously monitor our historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of our refund policies, we may be entitled to incremental revenue on the day the student withdraws from one of our schools. Prior to the year-ended December 31, 2015, we recorded this incremental revenue, any related student receivable and any estimate of the amount we did not expect to collect as bad debt expense during the quarter a student withdrew based on our analysis of the collectability of such amounts on an aggregate student portfolio basis, for which we had significant historical experience. Beginning in the three months ended December 31 2015, we record revenue for students who withdraw from one of our schools when payment is received because collectability on an individual student basis is not reasonably assured. We determined incremental revenue recognized for students who withdrew during the nine-months ended September 30, 2015 to be an immaterial error which was corrected during the fourth quarter of 2015. This resulted in a reduction of net revenues by $0.3 million and bad debt expense by $0.2 million, which resulted in an increase to the loss from continuing operations of $0.1 million for the year ended December 31, 2015. Additionally, this correction reduced net student receivables from continuing operations by $0.1 million.  Prior year amounts, including quarterly financial results were not restated because the effects were not material.

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2015, 2014 and 2013 was 4.8%, 5.5% and 4.6%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2015, 2014 and 2013 would have resulted in an increase in bad debt expense of $1.9 million, $2.0 million and $2.2 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2015, goodwill was approximately $14.5 million, or 6.9%, of our total assets, which decreased from approximately $22.2 million, or 10.4%, at December 31, 2014.

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

At December 31, 2015, we conducted our annual test for goodwill impairment and determined we did not have an impairment.  The fair value of our reporting units were determined using Level 3 inputs included in our multiple of earnings and discounted cash flow approach.  We concluded that as of September 30, 2015 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, we tested goodwill for impairment.  The test indicated that one of our reporting units was impaired, which resulted in a pre-tax non-cash charge of $0.2 million for the three months ended September 30, 2015.

At December 31, 2014, we conducted our annual test for goodwill impairment and determined we did not have an impairment.  The fair value of our reporting units were determined using Level 3 inputs included in our multiple of earnings and discounted cash flow approach.  We concluded that as of September 30, 2014 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, we tested goodwill for impairment.  The test indicated that ten of our reporting units were impaired, which resulted in a pre-tax non-cash charge of $39.0 million for the three months ended September 30, 2014 ($38.8 million of which is included in discontinued operations).

At December 31, 2013, we conducted our annual test for goodwill impairment and determined we did not have an impairment.  The fair value of our reporting units were determined using Level 3 inputs included in our multiple of earnings and discounted cash flow approach.  We concluded that, as of June 30, 2013, current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013 ($3.1 million of which is included in discontinued operations).

Stock-based compensation.    We currently account for stock-based employee compensation arrangements by using the Black-Scholes valuation model and utilize straight-line amortization of compensation expense over the requisite service period of the grant.  We make an estimate of expected forfeitures at the time options are granted.

We measure the value of service and performance-based restricted stock on the fair value of a share of common stock on the date of the grant. We amortize the fair value of service-based restricted stock utilizing straight-line amortization of compensation expense over the requisite service period of the grant.

We amortize the fair value of the performance-based restricted stock based on determination of the probable outcome of the performance condition.  If the performance condition is expected to be met, then we amortize the fair value of the number of shares expected to vest utilizing the straight-line basis over the requisite performance period of the grant.  However, if the associated performance condition is not expected to be met, then we do not recognize the stock-based compensation expense.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2015 and 2014, the interest and penalties expense associated with uncertain tax positions are not significant to our results of operations or financial position.

Results of Continuing Operations for the Three Years Ended December 31, 2015

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	47.7%	49.5%	47.5%
Selling, general and administrative	50.9%	54.7%	54.2%
Gain (loss) on sale of assets	0.9%	0.0%	-0.1%
Impairment of goodwill and long-lived assets	0.1%	1.6%	0.0%
Total costs and expenses	99.6%	105.8%	101.6%
Operating income (loss)	0.4%	-5.8%	-1.6%
Interest expense, net	-1.7%	-2.3%	-1.9%
Loss from continuing opeartions before income taxes	-1.3%	-8.1%	-3.5%
Provision (benefit) for income taxes	0.1%	-0.8%	9.1%
Loss from continuing operations	-1.4%	-7.3%	-12.6%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Results of Operations

Revenue.   Revenue decreased by $9.7 million, or 4.8%, to $193.2 million for the year ended December 31, 2015 from $202.9 million for the year ended December 31, 2014.  The decrease was a result of lower student population levels of approximately 100, or 1%, as we began 2015 coupled with fewer new student starts of 759 which decreased to 8,018 for the year ended December 31, 2015 from 8,777 for the year ended December 31, 2014.  These two factors led to a decline of 7.1% in average student population to approximately 7,600 students from 8,100 students in the comparable period of 2014.

Offsetting the revenue decline from lower student population was a 2.5% increase in average revenue per student due to improved student retention and a shift in program mix.

In addition, revenue was lower in 2015 due to higher scholarship recognition in comparison to 2014. Scholarships are recognized ratably over the term of the student’s program.  Scholarship discounts increased by $0.6 million for the year ended December 31, 2015 as compared to the prior year.  While scholarships have negatively impacted revenue, we believe we provide more students with the opportunity to pursue their educational goals by assisting in their affordability challenge.

We continue to face several challenges in sustaining our student population levels including the impact DOE incentive compensation regulations have on compensation practices for our admissions representatives, a low national unemployment rate and increased competition from peers and community colleges.  We remain focused on our strategy to expand corporate training and form partnership relationships to increase student population.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $8.2 million, or 8.1%, to $92.2 million for the year ended December 31, 2015 from $100.3 million in the prior comparable period.

Index
The expense reductions were primarily due to a $4.1 million, or 7.4%, decrease in instructional and books and tools expense. Instructional savings were a result of a reduction in the number of instructors and other related costs resulting from lower average student population.  The decrease in books and tools expense is also attributable to lower student starts.

Our facilities expenses decreased by $4.1 million, or 9.1%, primarily due to lower depreciation expense as a result of discontinued depreciation expense in connection with two campuses classified as assets held for sale at December 31, 2014.  Prior long-lived asset impairment expenses and lower capital expenditures also contributed to the decrease.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, decreased to 47.7% for the year ended December 31, 2015 from 49.5% for the year ended December 31, 2014.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $12.6 million, or 11.3%, to $98.3 million for the year ended December 31, 2015 from $110.9 million for the year ended December 31, 2014.

Administrative expense was lower by $8.0 million, or 12.8%, after giving consideration to a $4.4 decrease in salaries and benefit expenses as a result of management restructuring designed to help align our cost structure.  Furthermore, sales expense decreased by $3.3 million, or 14.1%.  The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives, dedicated to the destination schools being replaced with a centralized call center, thereby reducing travel costs and salary expense.

Bad debt expense as a percentage of revenue was 4.8% for the year ended December 31, 2015, compared to 5.5% for the same period in 2014.  The improvement in bad debt expense was mainly the result of improvement in current collections and collections history.

Student services expense also decreased by $1.3 million, or 13.1%, to $8.5 million as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense decreased to 50.9% for the year ended December 31, 2015 from 54.7% for the year ended December 31, 2014.

As of December 31, 2015, we had total outstanding loan commitments to our students of $33.4 million, as compared to $34.1 million at December 31, 2014.  Loan commitments, net of interest that would be due on the loans through maturity, were $24.8 million at December 31, 2015, as compared to $24.1 million at December 31, 2014.

Loss (gain) on sale of fixed assets.    Loss on sale of assets increased by $1.8 million primarily as a result of a one-time charge in relation to two of our campuses that were previously classified as held for sale in 2014.  During 2015 the Company re-classed these campuses out of held for sale and booked catch-up depreciation in the amount of $2.0 million.

Impairment of goodwill and long-lived assets.    We tested our goodwill and long-lived assets as of December 31, 2015 and determined that there is no goodwill impairment. The fair value of the Company’s reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach.  As of September 30, 2015 we tested goodwill and long-lived assets for impairment and determined that one of the Company’s reporting units relating to goodwill was impaired, which resulted in a pre-tax non-cash charge of $0.2 million.

As of September 30, 2014 we tested goodwill and long-lived assets for impairment and determined that ten of the Company’s reporting units were impaired, which resulted in a pre-tax non-cash charge of $39.0 million relating to goodwill ($38.8 million of which is included in discontinued operations).

Net interest expense.    Our net interest expense increased by $2.3 million due to a higher outstanding loan balance and financing fees expense associated with our new term loan agreement.

Income taxes.    Our provision for income taxes was $0.2 million, or 9.8% of pretax loss for the year-ended December 31, 2015, compared to a benefit for income taxes of $1.5 million, or 9.1% of pretax loss in the same period in 2014. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance against deferred tax assets.  Income tax expense for 2015 resulted from various minimal state tax expenses.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Results of Operations

Revenue.   Revenue decreased by $12.7 million, or 5.9%, to $202.9 million for the year ended December 31, 2014 from $215.6 million for the year ended December 31, 2013.  The decrease was a result of a 6.2% decline in average student population, which decreased to approximately 8,100 students from 8,700 students in the comparable period of 2013.

Index
We began 2014 with approximately 700, or 8.2%, fewer students than we had on January 1, 2013.

Increased scholarship awards also contributed to the revenue decline.  Scholarships are recognized ratably over the term of the student’s program.  This has resulted in an increase in discounts applied for students currently attending our programs by $1.9 million for 2014 as compared to 2013.  While scholarships have negatively impacted revenue, we believe we provide more students the opportunity to pursue their educational goals by assisting in their affordability challenge.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $2.2 million, or 2.1%, to $100.3 million for the year ended December 31, 2014 from $102.5 million in the prior comparable period.

The expense reductions were primarily due to a $2.3 million, or 4.9%, decrease in instructional expense and a $0.4 million, or 4.3%, decrease in books and tools expense. Instructional expense savings were a result of a reduction in the number of instructors and other related costs resulting from lower average student population.  Similarly, the decrease in books and tools expense is also attributable to the decrease in average student population of approximately 600 students in 2014.

Our facilities expenses increased by $0.6 million, or 1.4% to $44.9 million for the year ended December 31, 2014, from $44.3 million from the comparable prior year period.  The majority of this increase was primarily the result of an increase in insurance and real estate taxes, offset by a reduction in repairs and maintenance.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, decreased to 49.5% for the year ended December 31, 2014 from 47.5% for the year ended December 31, 2013.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $5.9 million, or 5.1%, to $110.9 million for the year ended December 31, 2014 from $116.8 million for the year ended December 31, 2013.

Administrative expense was lower by $2.5 million, or 3.8%, after giving effect to a one-time charges of $1.8 million for severances costs as a result of a realignment of the Company’s costs structure in addition to an overall reduction in salaries and benefits as a result of a reduced workforce.

Bad debt expense as a percentage of revenue was 5.5% for the year ended December 31, 2014, compared to 4.6% for the same period in 2013.  Bad debt was negatively impacted by a combination of a slight deterioration in our collection history and a small increase in day’s sales outstanding.  The company is in the process of centralizing various aspects of the financial aid process to enhance the student customer service experience, improve quality control and reduce bad debt.

Sales and marketing expenses decreased $2.6 million, or 6.3%, as a result of a reduction in marketing expenses of $0.5 million and $2.1 million of sales expense in 2014 compared to 2013.  The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of the Company’s decision to replace select representatives who cover large territories with a centralized call center staff eliminating travel costs and reducing salary expense.  These changes yielded significant cost-savings and were a major component of our cost rationalization.  We continue to focus on our recruitment strategies while remaining compliant with the incentive compensation regulations.  In an effort to enhance the admissions process and results, the Company has invested in a new customer relationship management software designed to improve communications and efficiencies with the objective of positively impacting enrollments and start rate.

During 2014, we reduced our marketing expenses resulting in a decrease year over year mainly due to decrease in average student population partially offset by production costs associated with our new marketing campaign as “Lincoln Tech, America’s Technical Institute”.

Student services expense also decreased by $0.9 million or 8.2%, to $9.7 million for 2014 as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense increased to 54.7% for the year ended December 31, 2014 from 54.2% for the year ended December 31, 2013.

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

Index
Impairment of goodwill and long-lived assets.    We tested our goodwill and long-lived assets as of December 31, 2014 and determined there is no goodwill impairment; however, we recorded a $1.5 million long-lived asset impairment charge in connection with one asset group.  As of September 30, 2014, we tested goodwill and long-lived assets for impairment and determined that ten of the Company’s reporting units were impaired, which resulted in a pre-tax non-cash charge of $39.0 million relating to goodwill ($38.8 million of which is included in discontinued operations).  Long-lived assets were determined to be impaired at six of our campuses resulting in impairment charges of $1.9 for leasehold improvements ($1.9 million included in discontinued operations) and $0.5 million ($0.5 million included in discontinued operations) for intangible assets

Previously, as of June 30, 2013, we tested our goodwill and long-lived assets and determined that an impairment of approximately $3.1 million existed for two of our reporting units relating to goodwill and long-lived assets ($3.1 million was of which was included in discontinued operations).  Long-lived assets had also been determined to be impaired, which resulted in a pre-tax charge of $1.4 million ($1.4 million included in discontinued operations).  At March 31, 2013, the Company had also incurred impairment charges $1.7 million ($1.7 million included in discontinued operations) for leasehold improvements.

Net interest expense.    Our net interest expense increased by $0.9 million compared to the prior year due to financing fees expense associated with changes in our credit facility.

Income taxes.    Our benefit for income taxes was $1.5 million, or 9.1%, of pretax loss for the year-ended December 31, 2014, compared to a provision for income taxes of $19.6 million, or 255.6%, of pretax loss in the same period in 2014.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by us in current years.  On the basis of this evaluation, the realization of our deferred tax assets was not deemed to be more likely than not and thus we maintained a valuation allowance on our net deferred tax assets as of December 31, 2014.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  On November 3, 2015, the Company’s Board of Directors approved a plan to divest 17 of the 18 schools included in the Company’s Healthcare and Other Professions business segment.  The 17 campuses associated with this decision are reported in discontinued operations on the statement of operations.   On December 3, 2015, our Board of Directors approved a plan to cease operations at the remaining school in this segment, located in Hartford, Connecticut, which is scheduled to close in the fourth quarter of 2016.   The Company reviewed how it is structured and changed its organization, including reorganizing its Group Presidents to oversee each of the reporting segments.  By aggregating the remaining 14 operating segments into two reporting segments, the Company is better able to allocate financial and human resources to respond to its markets with the goal of improving its profitability and competitive advantage.

In the past, we offered any combination of programs at any campus.  We have changed our focus to program offerings that create greater differentiation and attain excellence to attract more students and gain market share.  Also strategically, we began offering continuing education training to employers who hire our students and this is best achieved at campuses focused on their profession.

As a result of these environmental, market forces and strategic decisions, we now operate in two reportable segments: a) Transportation and Skilled Trades and b) Transitional.

Our reportable segments have been determined based on the method by which our chief operating decision maker now evaluates performance and allocates resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments have been aggregated into two reportable segments because, in our judgment, the reporting units have similar services, types of customers, regulatory environment and economic characteristics.  Our reporting segments are described below.

Transportation and Skilled Trades – Transportation and Skilled Trades offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Transitional – Transitional refers to operations that are being phased out and consists of our campus that is currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  In the first quarter of 2015, we announced that we are teaching out our campus in Fern Park, Florida and in December 2015, we announced that we are teaching out our campus in Hartford Connecticut.  The teach-out at these campuses is expected to be complete by March 2016 and December 2016, respectively.

Index
We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table present results for our two reportable segments for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	% Change
Revenue:
Transportation and Skilled Trades	$183,821	$188,669	-2.6%
Transitional	9,399	14,220	-33.9%
Total	$193,220	$202,889	-4.8%

Operating Income (Loss):
Transportation and Skilled Trades	$26,778	$19,519	37.2%
Transitional	(6,859)	(7,647)	10.3%
Corporate	(19,141)	(23,363)	18.1%
Total	$778	$(11,491)	106.8%

Starts:
Transportation and Skilled Trades	7,794	8,289	-6.0%
Transitional	224	488	-54.1%
Total	8,018	8,777	-8.6%

Average Population:
Transportation and Skilled Trades	7,238	7,603	-4.8%
Transitional	315	529	-40.5%
Total	7,553	8,132	-7.1%

End of Period Population:
Transportation and Skilled Trades	6,617	7,210	-8.2%
Transitional	194	418	-53.6%
Total	6,811	7,628	-10.7%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Transportation and Skilled Trades
Revenue decreased to $183.8 million for the year ended December 31, 2015, as compared to $188.7 million in the comparable period, primarily driven by a 4.8% decline in average student population, which decreased to approximately 7,200 from 7,600 in the prior comparable year.  In addition, we had fewer new starts of 495 which decreased our new student population to 7,794 for the year ended December 31, 2015 from 8,289 for the year ended December 31, 2014.  The revenue decline from lower population was slightly offset by a 2.3% increase in average revenue per student due to improved student retention and a shift in program mix.

In addition, revenue was lower in 2015 due to higher scholarship recognition in comparison to 2014. Scholarships are recognized ratably over the term of the student’s program.  Scholarship discounts increased by $0.7 million for the year ended December 31, 2015 as compared to the prior year.  While scholarships have negatively impacted revenue, we believe we provide more students with the opportunity to pursue their educational goals by assisting in their affordability challenge.

We continue to face several challenges in sustaining our population levels including DOE incentive compensation regulations that impact our compensation decisions with respect to our admissions representatives, a low unemployment rate and increased competition from peers and community colleges.  We remain focused on our strategy to expand corporate training and form partnerships relationship to increase student population.

Operating income improved by $7.3 million, or 37.2%, to $26.8 million from $19.5 million driven by the following expense reductions:

•	Educational services and facilities expense reduced by $6.5 million comprised of: (a) $3.7 million, or 9.8%, reduction in facilities expense, primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments; and (b) lower instructional expenses of $2.4 million, or 5.8%, and books and tools expense of $0.4 million, or 4.7% as a result of lower student population.

Index
•
Selling, general and administrative expenses reduced by $5.7 million comprised of: (a) $2.6 million, or 11.8%, reduction in sales expenses offset by a $0.8 million, or 5.8%, increase in marketing.  The decrease in sales expense was attributable to a reduction in the number of admissions representatives dedicated to the destination schools replaced with a centralized call center thus reducing travel costs and salary expense, while the marketing increase was a result of increased spending on production costs associated with our new marketing campaign as “Lincoln Tech, America’s Technical Institute”; (b) $1.1 million reduction in student services driven by lower student population; and (c) $2.8 million, or 8.2%, reduction in administrative expenses primarily as a result of a reduction in bad debt expense.  The improvement in bad debt expense was mainly the result of improvement in current collections and collections history.

•
Gain on sale of assets increased by $1.6 million as a result of a one-time charge in relation to one of our campuses that was previously classified as held for sale in 2014.  During 2015 the Company had re-classified this campus out of held for sale and recorded catch-up depreciation in the amount of $1.6 million.

•	Impairment of goodwill and long-lived assets of $0.2 million compared to $1.7 million for the years ended December 31, 2015 and 2014, respectively.

Transitional
This segment consists of our Fern Park, Florida and Hartford, Connecticut campus’s where we have ceased student enrollment and existing students are being trained through March 2016 and December 2016, respectively.

Revenue decreased by $4.8 million, or 33.9%, to $9.4 million as of December 31, 2015 from $14.2 million in the comparable prior year period.  This decrease is primarily attributed to a 40.5% decrease in average student population due to suspension of new student enrollments at our Fern Park, Florida location effective February 2015.

Operating loss decreased by $0.8 million, or 10.3%, to $6.9 million as of December 31, 2015 compared to $7.6 million in the comparable prior year period primarily as a result of a one-time impairment charge of $1.5 million in 2014 coupled with a decrease in overall expenses as a result of ceased student enrollments.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $4.2 million, or 18.1%, to $19.1 million from $23.4 million, respectively, as compared to the prior year. This decrease was primarily a result of cost restructuring efforts during the second half of 2014.

Index
The following table present results for our two reportable segments for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	% Change
Revenue:
Transportation and Skilled Trades	$188,669	$196,230	-3.9%
Transitional	14,220	19,366	-26.6%
Total	$202,889	$215,596	-5.9%

Operating Income (Loss):
Transportation and Skilled Trades	$19,519	$27,917	-30.1%
Transitional	(7,647)	(5,938)	-28.8%
Corporate	(23,363)	(25,431)	8.1%
Total	$(11,491)	$(3,452)	-232.9%

Starts:
Transportation and Skilled Trades	8,289	8,518	-2.7%
Transitional	488	616	-20.8%
Total	8,777	9,134	-3.9%

Average Population:
Transportation and Skilled Trades	7,603	7,860	-3.3%
Transitional	529	809	-34.6%
Total	8,132	8,668	-6.2%

End of Period Population:
Transportation and Skilled Trades	7,210	7,178	0.4%
Transitional	418	527	-20.7%
Total	7,628	7,705	-1.0%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Transportation and Skilled Trades
Revenue decreased to $188.7 million for the year ended December 31, 2014, as compared to $196.2 million in the comparable period, primarily driven by a 3.3% decrease in average student population, which decreased to approximately 7,600 from 7,900 in the prior comparable year.  In addition there was a $1.9 million increase in scholarship recognition in the current period compared to the prior comparable year period.

Operating income decreased by $8.4 million, or 30.1%, to $19.5 million from $27.9 million mainly driven by the following factors:

•	Educational services and facilities expense increased by $0.3 million comprised of $1.0 million, or 2.6%, increase in facilities expense, primarily due to an increase in insurance of $0.5 million coupled with a $0.4 million increase in real estate taxes offset $0.6 million, or 1.4%, lower instructional expenses relating to a lower student population.
•	Selling, general and administrative expenses reduced by $1.1 million comprised of (a) $2.2 million, or 5.8%, reduction in sales and marketing expenses attributable to $1.3 million lower sales salary and travel expense coupled with a $1.2 million reduction in our TV marketing initiatives.; (b) $0.5 million reduction in student services due to the smaller student population; and (c) $1.6 million, or 5.0% increase in administrative expenses primarily as a result of an increase in bad debt expense.
•	Impairment of goodwill and long lived asset increased by $1.7 million as a result of one-time charges in relation to one of our campuses during the year ended December 31, 2014.

Transitional
This segment consists of our Fern Park, Florida and Hartford, Connecticut campuses.

Revenue decreased by $5.1 million, or 26.6%, to $14.2 million as of December 31, 2014 from $19.4 million for the comparable prior year period, attributable to a 34.6% decrease in average student population.

Operating loss increased by $1.7 million, to $7.6 million from $5.9 million resulting primarily from revenue decline due to a declining student population offset by minimized expenses including sales and marketing.

Index
Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $2.1 million, or 8.1% to $23.4 from $25.4 million, respectively, as compared to the prior year.  This decrease was primarily a result of a) $1.4 million reduction in salaries expense and b) $1.1 million reduction in insurance and employee benefits as a result of the Company realigning its cost structure to meet long-term strategic goals.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our term loan. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2015:

	Cash Flow Summary Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$14,337	$12,022	$3,246
Net cash used in investing activities	$(1,767)	$(7,405)	$(5,788)
Net cash provided by (used in) financing activities	$13,551	$(5,204)	$(46,280)

As of December 31, 2015, we had cash, cash equivalents, and restricted cash of $61.0 million, including $22.6 million of restricted cash representing an increase of approximately $18.7 million as compared to $42.3 million of cash, cash equivalents, and restricted cash as of December 31, 2014.  This increase for the year ended December 31, 2015 is primarily due to our new term loan, which increased our cash and cash equivalents by $19.2 million net of finance fees.  In addition, cash and cash equivalents increased due to other working capital items partially offset by a net loss during the year of $3.4 million.

For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months. At December 31, 2015, our available sources of cash primarily included cash from operations, cash and cash equivalents of $38.4 million.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we leveraged our owned real estate that is not classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

In addition to the aforementioned current sources of capital that will provide short term liquidity, we also plan to sell approximately $31.7 million in net assets which are currently classified as assets held for sale and are expected to be sold within one year from the date of classification.  Some of the net proceeds of future sales of real property by the Company and its subsidiaries must be used to prepay and permanently reduce the principal amount of our term loan.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 80% of our cash receipts relating to revenues in 2015. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2015.

Operating Activities

Net cash provided by operating activities was $14.3 million for the year ended December 31, 2015 compared to $12.0 million for the comparable period of 2014.  The $2.3 million increase in net cash primarily resulted from a reduction in net loss coupled with more rapid collections of our outstanding accounts receivable as well as a reduction in unearned tuition which was offset by other working capital items.

Index
Investing Activities

Net cash used in investing activities was $1.8 million compared to $7.4 million for the years ended December 31, 2015 and 2014, respectively. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology classroom furniture, and new program build outs.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; Nashville, Tennessee; West Palm Beach, Florida, Suffield, Connecticut; and Denver, Colorado.  We have 17 campuses that are held for sale.

Capital expenditures are expected to approximate 2% of revenues in 2016.  We expect to fund future capital expenditures with cash generated from operating activities, our term loan agreement, and cash from our real estate monetization.

Financing Activities

Net cash provided by financing activities was $13.6 million as compared to net cash used of $5.2 million for the years ended December 31, 2015 and 2014, respectively. The increase of $18.8 million was due to net borrowing of $22.0 million for the new term loan for the year ended December 31, 2015 as compared to 2014, $4.3 million in savings as a result of the previously reported dividend discontinuation for year ended December 31, 2015 as compared to the year ended December 31, 2014, partially offset by $2.8 million of finance fees in relation to the term loan and $5.5 million in principal payments made in relation to an exit of a capital lease at our Hartford, Connecticut campus.

Credit Agreement.  On July 31, 2015, we entered into a credit agreement with three lenders, Alostar Bank of Commerce (“Alostar”), HPF Holdco, LLC and Rushing Creek 4, LLC, led by HPF Service, LLC, as administrative agent and collateral agent (the “Agent”), for an aggregate principal amount of $45 million (the “Term Loan”).  The July 31, 2015 credit agreement, along with subsequent amendments to the Credit Agreement dated December 31, 2015 and February 29, 2016, are collectively referred to as the “Credit Agreement.”  As of December 31, 2015 and prior to the effectiveness of a second amendment to the Credit Agreement on February 29, 2016 (the “Second Amendment”), the Term Loan consisted of a $30 million term loan (the “Term Loan A”) from HPF Holdco, LLC, Rushing Creek 4, LLC and Tiger Capital Group, LLC, secured by a first priority lien in favor of the Agent on substantially all of the real and personal property owned by the Company, and a $15 million term loan (the “Term Loan B”) from Alostar secured by a $15.3 million cash collateral account. Pursuant to the Second Amendment, we received an additional $5 million term loan from Alostar with which we repaid $5 million of the principal amount of the Term Loan A.  Accordingly, upon the effectiveness of the Second Amendment, the aggregate term loans outstanding under the Credit Agreement remains at approximately $45 million, consisting of an approximate $25 million Term Loan A and a $20 million Term Loan B.  In addition, pursuant to the Second Amendment, the amount of cash collateral securing the Term Loan B was increased to $20.3 million.  At the Company’s request, a percentage of the cash collateral may be released to the Company in the Agent’s sole discretion and with the consent of Alostar upon the satisfaction of certain criteria as outlined in the Credit Agreement.  The Term Loan, which matures on July 31, 2019, replaces our previously existing $20 million revolving credit facility with Bank of America, N.A. and other lenders, which was due to expire on April 5, 2016.  The previously existing revolving credit facility was terminated concurrently with the effective date of the Credit Agreement on July 31, 2015 (the “Closing Date”).

A portion of the proceeds of the Term Loan were used by us to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the previously existing revolving credit facility, (ii) fund the $20.3 million cash collateral account securing the portion of the Term Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the previously existing revolving credit facility that remain outstanding after the termination of that facility and (iv) pay transaction expenses in connection with the Term Loan and the termination of the previously existing revolving credit facility.  The remaining proceeds of the Term Loan of approximately $13.3 million may be used by the Company to finance capital expenditures and for general corporate purposes consistent with the terms of the Credit Agreement.

Interest will accrue on the Term Loan at a per annum rate equal to the greater of (i) 11% or (ii) 90-day LIBOR plus 9%  determined monthly by the Agent and will be payable monthly in arrears.  The principal balance of the Term Loan will be repaid in equal monthly installments, commencing on August 1, 2017, determined as the quotient of (i) 10% of the outstanding principal balance of the Term Loan as of July 2, 2017 divided by (ii) 12.  A final installment of principal and all accrued and unpaid interest will be due on the maturity date of the Term Loan.

The Term Loan may be prepaid in whole or in part at any time, subject to the payment of a prepayment premium equal to (i) 5% of the principal amount prepaid at any time up to but not including the second anniversary of the Closing Date and (ii) 3% of the principal amount prepaid at any time commencing on the second anniversary of the Closing Date up to but not including the third anniversary of the Closing Date.  In the event of any sale or other disposition of a school or real property by the Company permitted under the Term Loan, the net proceeds of such sale or disposition must be used to prepay the Loan in an amount determined pursuant to the Credit Agreement, subject to the applicable prepayment premium; provided, however, that no prepayment premium will be due with respect to up to $15 million of aggregate repayments of the Term Loan made during the first year that the Term Loan is outstanding.  A portion of the net cash proceeds of any disposition of a school in an amount determined pursuant to the terms of the Term Loan, must be deposited and held as cash collateral in a deposit account controlled by the Agent until the conditions for release set forth in the Term Loan are satisfied.  In connection with the assets which are currently classified as held for sale and are expected to be sold within one year, we are required to classify $10.0 million as short term debt due to the Term Loan prepayment minimum required with respect to any such disposition.

Index
The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  We were in compliance with all covenants as of December 31, 2015.  Subsequent to the fiscal year end, pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  In the event that we elect to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment, we will be required to prepay on or before January 15, 2017, without prepayment penalty, amounts outstanding under the Term Loan up to $4 million.

The Credit Agreement contains events of default, the occurrence and continuation of which provide our lenders with the right to exercise remedies against us and the collateral securing the Term Loan, including our cash. These events of default include, among other things, our failure to pay any amounts due under the Term Loan, a breach of covenants under the Credit Agreement, our insolvency and the insolvency of our subsidiaries, the occurrence of a material adverse effect, the occurrence of any default under certain other indebtedness, and a final judgment against us in an amount greater than $1,000,000.

Also, in connection with the Term Loan, we paid to the Agent a commitment fee of $1.0 million on the Closing Date and are required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan were $2.8 million during fiscal year 2015, which are included in deferred finance charges on the consolidated balance sheet.  Subsequent to the fiscal year end, in connection with the effectiveness of the Second Amendment, we paid to the Agent a loan modification fee of $.5 million.

For the year ended December 31, 2015, $0.4 million of the Term Loan was repaid in connection with the Company’s sale of real property located in Springdale, Ohio. We had $44.7 million outstanding under the Term Loan as of December 31, 2015.

We had $30.0 million outstanding under our previously existing revolving credit facility as of December 31, 2014, which was repaid on January 3, 2015.  The interest rate on this borrowing was 7.25%.

Long-term debt and lease obligations consist of the following:

	As of December 31,
	2015	2014
Term loan	$44,653	$-
Credit agreement	-	30,000
Finance obligation	9,672	9,672
Capital lease-property (with a rate of 8.0%)	3,899	25,509
Subtotal	58,224	65,181
Less current maturities	(10,114)	(30,471)
Total long-term debt	$48,110	$34,710

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2015, our current portion of long-term debt and long-term debt consisted of borrowings under our Term Loan, the finance obligation in connection with our sale-leaseback transaction in 2001, and amounts due under capital lease obligations.  We lease offices, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

Index
The following table contains supplemental information regarding our total contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement (including interest)	$58,867	$15,026	$12,260	$31,581	$-
Capital leases (including interest) (1)	7,109	422	845	845	4,997
Operating leases	93,638	19,013	33,123	23,643	17,859
Rent on finance obligation (2)	1,588	1,588	-	-	-
Total contractual cash obligations	$161,202	$36,049	$46,228	$56,069	$22,856

(1)	The Fern Park, Florida capital lease is included in the scheduled maturities of $7.1 million; however, subsequent to December 31, 2015, the Company entered into an agreement to terminate the lease which included a termination fee of $2.8 million.
(2)	On January 20, 2016 the lease was amended.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2015, except for surety bonds.  At December 31, 2015, we posted surety bonds in the total amount of approximately $14.9 million.  Cash collateralized letters of credit of $7.0 million are primarily comprised of letters of credit for DOE matters and security deposits in connection with certain of our real estate leases. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

As the economy continues to improve and the unemployment rate continues to decline, our student enrollment has been negatively impacted due to a portion of our potential student base which has entered the workforce prematurely without obtaining any post-secondary training. Offsetting this short term decline in available students is the fact that an increasing number of the “baby boom” generation are retiring from the workforce.  The retirement of baby boomers coupled with a growing economy has resulted in additional employers looking to us to help solve their workforce needs.  With schools in 11 states, we are a very attractive employment solution for large regional and national employers.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we have entered into a new term loan described above and continue to have the ability to sell our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Index
On November 3, 2015, our Board of Directors approved a plan for us to divest our Healthcare and Other Professions business segment.  Implementation of the plan results in our operations focused solely on the Transportation and Skilled Trades segment.  Due to the Board’s decision to divest the Healthcare and Other Professions business segment this segment was classified as discontinued operations and asset and liabilities classified as held for sale.

In addition, as of September 30, 2015, we had two campuses held for sale.  With the approval of the plan to divest the Healthcare and Other Professions business segment one of the campuses is no longer included as held for sale.

Effect of Inflation

Inflation has not had and is not expected to have a significant impact on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On July 31, 2015, the Company repaid in full and terminated a previously existing revolving line of credit with the proceeds of a new $45 million Term Loan.  Our obligations under the Term Loan are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings bear interest at the rate of 11.0% as of December 31, 2015.  As of December 31, 2015, we had $44.7 million outstanding under the Term Loan.

Based on our outstanding debt balance as of December 31, 2015, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.4 million, or $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2015 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report included in this Form 10-K that follows.

/s/ Scott Shaw
Scott Shaw
Chief Executive Officer
March 10, 2016

/s/ Brian Meyers
Brian Meyers
Chief Financial Officer
March 10, 2016

ITEM 9B.	OTHER INFORMATION

None.

Index
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

Index
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (23).

3.2	By-laws of the Company (1).

4.1
Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and other holders of options under the Management Stock Option Plan listed therein (2).

4.2
Assumption Agreement and First Amendment to Management Stockholders Agreement, dated as of December 20, 2007, by and among Lincoln Educational Services Corporation, Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Management Investors parties therein (3).

4.3	Registration Rights Agreement, dated as of June 27, 2005, between the Company and Back to School Acquisition, L.L.C. (1).

4.4	Specimen Stock Certificate evidencing shares of common stock (2).

10.1
Credit Agreement, dated as of July 31, 2015, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (17).

10.2
First Amendment to Credit Agreement, dated as of December 31, 2015, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (18).

10.3
Second Amendment to Credit Agreement, dated as of February 29, 2016, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders party thereto, and HPF Service, LLC, as Administrative Agent and Tranche A Collateral Agent (22).

10.4
Credit Agreement, dated as of April 5, 2012, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (4).

10.5
First Amendment to the Credit Agreement, dated as of June 18, 2013, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (5).

10.6
Second Amendment to the Credit Agreement, dated as of December 20, 2013, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (6).

10.7
Third Amendment to the Credit Agreement, dated as of December 29, 2014, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (7).

Index
10.8
Fourth Amendment and Waiver to the Credit Agreement, dated as of March 4, 2015, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (8).

10.9	Employment Agreement, dated as of January 30, 2015, between the Company and Shaun E. McAlmont (9).

10.10	Separation Agreement, dated as of May 6, 2015, between the Company and Shaun E. McAlmont (17).

10.11	Employment Agreement, dated as of January 30, 2015, between the Company and Scott M. Shaw (9).

10.12	Amendment to Employment Agreement, dated as of August 31, 2015, between the Company and Scott M. Shaw (19).

10.13	Employment Agreement, dated as of June 2, 2014, between the Company and Kenneth M. Swisstack (10).

10.14	Amendment to Employment Agreement, dated as of March 12, 2015, between the Company and Kenneth M. Swisstack. (20)

10.15	Separation Agreement, dated as of January 15, 2016, between the Company and Kenneth M. Swisstack (21).

10.16	Employment Agreement, dated as of March 12, 2015, between the Company and Brian K. Meyers (20).

10.17	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (11).

10.18	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (12).

10.19	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (2).

10.20	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (2).

10.21	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (2).

10.22	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (13).

10.23	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (14).

10.24	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (15).

10.25	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (2).

10.26	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (16).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

Index

(1)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

(5)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2013.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 27, 2013.

(7)	Incorporated by reference to the Company’s Form 8-K filed January 5, 2015.

(8)	Incorporated by reference to the Company’s Form 8-K filed March 10, 2015.

(9)	Incorporated by reference to the Company’s Form 8-K filed February 5, 2015.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-Q filed August 8, 2014.

(11)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2013.

(12)	Registration Statement on Form S-8 (Registration No. 333-188240).

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(15)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(16)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(17)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2015.

(18)	Incorporated by reference to the Company’s Form 8-K filed January 7, 2016.

(19)	Incorporated by reference to the Company’s Form 8-K filed September 3, 2015.

(20)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2014.

(21)	Incorporated by reference to the Company’s Form 8-K filed January 22, 2016.

(22)	Incorporated by reference to the Company’s Form 8-K filed March 4, 2016

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644).

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2016
LINCOLN EDUCATIONAL SERVICES CORPORATION

	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott M. Shaw
Scott M. Shaw	Chief Executive Officer and Director	March 10, 2016

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and	March 10, 2016
Brian K. Meyers	Treasurer (Principal Accounting and Financial Officer)

/s/ Alvin O. Austin	Director	March 10, 2016
Alvin O. Austin

/s/ Peter S. Burgess	Director	March 10, 2016
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 10, 2016
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 10, 2016
Celia H. Currin

/s/ Ronald E. Harbour	Director	March 10, 2016
Ronald E. Harbour

/s/ J. Barry Morrow	Director	March 10, 2016
J. Barry Morrow

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

 We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 2016

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, cash flows and financial statement schedule for the year ended December 31, 2015, and our report dated March 10, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 2016

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,420	$12,299
Restricted cash	7,362	30,000
Accounts receivable, less allowance of $9,126 and $12,193 at December 31, 2015 and 2014, respectively	9,613	13,533
Inventories	1,043	1,486
Prepaid income taxes and income taxes receivable	349	879
Assets held for sale	45,911	50,930
Prepaid expenses and other current assets	2,566	3,937
Total current assets	105,264	113,064

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $122,037 and $136,910 at December 31, 2015 and 2014, respectively	66,508	69,740

OTHER ASSETS:
Noncurrent restricted cash	15,259	-
Noncurrent receivables, less allowance of $797 and $1,016 at December 31, 2015 and 2014, respectively	4,993	6,235
Deferred finance charges	2,529	158
Goodwill	14,536	22,207
Other assets, net	1,190	2,303
Total other assets	38,507	30,903
TOTAL	$210,279	$213,707

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2015	2014

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of term loan and credit agreement	$10,000	$30,000
Current portion of capital lease obligations	114	471
Unearned tuition	21,390	26,469
Accounts payable	12,863	11,894
Accrued expenses	12,157	13,865
Liabilities held for sale	14,236	-
Other short-term liabilities	686	780
Total current liabilities	71,446	83,479

NONCURRENT LIABILITIES:
Long-term term loan	34,653	-
Long-term capital lease obligations	3,785	25,038
Long-term finance obligation	9,672	9,672
Pension plan liabilities	5,549	5,299
Accrued rent	4,177	6,852
Other long-term liabilities	-	357
Total liabilities	129,282	130,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2015 and 2014, issued and outstanding 29,727,555 shares at December 31, 2015 and 29,933,086 shares at December 31, 2014	141,377	141,377
Additional paid-in capital	27,292	26,350
Treasury stock at cost - 5,910,541 shares at December 31, 2015 and 2014	(82,860)	(82,860)
Retained earnings	2,260	5,610
Accumulated other comprehensive loss	(7,072)	(7,467)
Total stockholders' equity	80,997	83,010
TOTAL	$210,279	$213,707

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

REVENUE	$193,220	$202,889	$215,596
COSTS AND EXPENSES:
Educational services and facilities	92,165	100,335	102,489
Selling, general and administrative	98,319	110,901	116,841
Loss (gain) on sale of assets	1,742	(57)	(282)
Impairment of goodwill and long-lived assets	216	3,201	-
Total costs and expenses	192,442	214,380	219,048
OPERATING INCOME (LOSS)	778	(11,491)	(3,452)
OTHER:
Interest income	52	62	37
Interest expense	(7,438)	(5,169)	(4,267)
Other income	4,142	297	18
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,466)	(16,301)	(7,664)
PROVISION (BENEFIT) FOR INCOME TAXES	242	(1,479)	19,591
LOSS FROM CONTINUING OPERATIONS	(2,708)	(14,822)	(27,255)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(642)	(41,311)	(24,031)
NET LOSS	$(3,350)	$(56,133)	$(51,286)
Basic
Loss per share from continuing operations	$(0.12)	$(0.65)	$(1.21)
Loss per share from discontinued operations	(0.02)	(1.81)	(1.07)
Net loss per share	$(0.14)	$(2.46)	$(2.28)
Diluted
Loss per share from continuing operations	$(0.12)	$(0.65)	$(1.21)
Loss per share from discontinued operations	(0.02)	(1.81)	(1.07)
Net loss per share	$(0.14)	$(2.46)	$(2.28)
Weighted average number of common shares outstanding:
Basic	23,167	22,814	22,513
Diluted	23,167	22,814	22,513

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	December 31,
	2015	2014	2013
Net loss	$(3,350)	$(56,133)	$(51,286)
Other comprehensive loss
Employee pension plan adjustments, net of taxes of $0, $0 and $1,283 for the years ended December 31, 2015, 2014 and 2013, respectively	395	(3,905)	3,214
Comprehensive loss	$(2,955)	$(60,038)	$(48,072)

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
BALANCE - January 1, 2013	29,659,457	$141,377	$22,677	$(82,860)	$124,059	$(6,776)	$198,477
Net loss	-	-	-	-	(51,286)	-	(51,286)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	3,214	3,214
Stock-based compensation expense
Restricted stock	400,779	-	2,893	-	-	-	2,893
Stock options	-	-	102	-	-	-	102
Tax deficiency of stock-based awards and canceled	-	-	(698)	-	-	-	(698)
Net share settlement for equity-based compensation	(140,475)	-	(797)	-	-	-	(797)
Cash dividend of $0.28 per common share	-	-	-	-	(6,709)	-	(6,709)
BALANCE - December 31, 2013	29,919,761	141,377	24,177	(82,860)	66,064	(3,562)	145,196
Net loss	-	-	-	-	(56,133)	-	(56,133)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	(3,905)	(3,905)
Stock-based compensation expense
Restricted stock	158,308	-	2,517	-	-	-	2,517
Stock options	-	-	104	-	-	-	104
Net share settlement for equity-based compensation	(144,983)	-	(448)	-	-	-	(448)
Cash dividend of $0.18 per common share	-	-	-	-	(4,321)	-	(4,321)
BALANCE - December 31, 2014	29,933,086	141,377	26,350	(82,860)	5,610	(7,467)	83,010
Net loss	-	-	-	-	(3,350)	-	(3,350)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	395	395
Stock-based compensation expense
Restricted stock	(119,791)	-	1,095	-	-	-	1,095
Stock options	-	-	33	-	-	-	33
Net share settlement for equity-based compensation	(85,740)	-	(186)	-	-	-	(186)
BALANCE - December 31, 2015	29,727,555	$141,377	$27,292	$(82,860)	$2,260	$(7,072)	$80,997

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

	Year Ended December 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,350)	$(56,133)	$(51,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,506	19,338	23,701
Amortization of deferred finance costs	554	818	474
Deferred income taxes	-	(4,528)	26,490
Loss (gain) on disposition of assets	1,738	41	(506)
Gain on capital lease termination	(3,062)	-	-
Impairment of goodwill and long-lived assets	216	42,958	6,194
Fixed asset donation	(20)	(92)	(37)
Provision for doubtful accounts	13,583	15,500	15,532
Stock-based compensation expense	1,128	2,621	2,995
Deferred rent	(638)	(740)	(888)
(Increase) decrease in assets, net of acquisition of business:
Accounts receivable	(13,216)	(14,470)	(15,049)
Inventories	9	372	408
Prepaid income taxes and income taxes receivable	530	7,638	(1,432)
Prepaid expenses and current assets	444	(986)	(106)
Other assets	(1,460)	231	(1,177)
Increase (decrease) in liabilities, net of acquisition of business:
Accounts payable	1,004	(2,732)	1,461
Accrued expenses	(450)	3,806	829
Pension plan liabilities	-	(271)	(672)
Unearned tuition	2,627	(1,190)	(4,453)
Other liabilities	194	(159)	768
Total adjustments	17,687	68,155	54,532
Net cash provided by operating activities	14,337	12,022	3,246
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,218)	(7,472)	(6,538)
Proceeds from sale of property and equipment	451	67	750
Net cash used in investing activities	(1,767)	(7,405)	(5,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	53,500	47,500	59,500
Payments on borrowings	(38,847)	(72,000)	(42,500)
Reclassifications of payments from borrowings to restricted cash	30,000	24,500	-
Reclassifications of proceeds from borrowings to restricted cash	(22,621)	-	(54,500)
Payment of deferred finance fees	(2,823)	-	(863)
Net share settlement for equity-based compensation	(186)	(448)	(797)
Dividends paid	-	(4,321)	(6,709)
Payments under capital lease obligations	(5,472)	(435)	(411)
Net cash provided by (used in) financing activities	13,551	(5,204)	(46,280)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,121	(587)	(48,822)
CASH AND CASH EQUIVALENTS—Beginning of year	12,299	12,886	61,708
CASH AND CASH EQUIVALENTS—End of year	$38,420	$12,299	$12,886

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2015	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,159	$4,597	$4,209
Income taxes	$89	$145	$410
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$979	$1,613	$93

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2015

(In thousands, except share and per share amounts, schools, training sites, campuses and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”) provide diversified career-oriented post-secondary education to recent high school graduates and working adults. The Company currently operates 31 schools in 15 states and offer programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under the Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In the first quarter of 2015, the Company reorganized its operations into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions, and (c) Transitional which refers to businesses that are currently being phased out.  In November, 2015, the Board of Directors of the Company approved a plan for the Company to divest 17 of the 18 schools included in its Healthcare and Other Professions business segment and, then, in December, 2015, the Board of Directors approved a plan to cease operations of the remaining school in this segment located in Hartford, Connecticut. That school is scheduled to close in the fourth quarter of 2016.  Divestiture of the Healthcare and Other Professions business segment marks a shift in the Company’s business strategy intended to enable the Company to focus energy and resources predominantly on Transportation and Skilled Trades though some other programs will continue to be available at some campuses.  The results of operations of the 17 campuses included in the Healthcare and Other Professions segment that are being divested are reflected as discontinued operations in the consolidated financial statements.

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which, when coupled with the overall economic environment, have hindered prospective students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population. Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months. At December 31, 2015, the Company’s sources of cash primarily included cash from operations, and cash and cash equivalents of $61.0 million (of which $22.6 million is restricted) which increased from December 31, 2014 mainly from $19.2 million related to the Company’s new term loan net of finance fees. The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the current sources of capital discussed above that provide short term liquidity, the Company plans to sell approximately $31.7 million in assets net of liabilities, which are currently classified as held for sale and are expected to be sold within one year from the date of classification in which up to $10 million will be required to pay down debt.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Lincoln Educational Services Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition— Revenues are derived primarily from programs taught at the Company’s schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program as the student proceeds through the program, which is the period of time from a student’s start date through his or her graduation date, including internships or externships that take place prior to graduation, and the Company completes the performance of teaching the student which entitles the Company to the revenue.   Other revenues, such as tool sales and contract training revenues are recognized as services are performed or goods are delivered. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition.  Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

Index
The Company evaluates whether collectability of revenue is reasonably assured prior to the student attending class and reassesses collectability of tuition and fees when a student withdraws from a course.  The Company calculates the amount to be returned under Title IV and its stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, the Company expect payment from the student and the Company has a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  The Company continuously monitors its historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as the Company generally does not recognize tuition revenue in its consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of its refund policies, the Company may be entitled to incremental revenue on the day the student withdraws from one of its schools. Prior to the year-ended December 31, 2015, the Company recorded this incremental revenue, any related student receivable and any estimate of the amount it did not expect to collect as bad debt expense during the quarter a student withdrew based on its analysis of the collectability of such amounts on an aggregate student portfolio basis, for which the Company had significant historical experience. Beginning in the three months ended December 31 2015, the Company recorded revenue for students who withdraw from one of its schools when payment is received because collectability on an individual student basis is not reasonably assured. The Company determined incremental revenue recognized for students who withdrew during the nine-months ended September 30, 2015 to be an immaterial error which was corrected during the fourth quarter of 2015. This resulted in a reduction of net revenues by $0.3 million and bad debt expense by $0.2 million, which resulted in an increase to the loss from continuing operations of $0.1 million for the year ended December 31, 2015. Additionally, this correction reduced net student receivables from continuing operations by $0.1 million.  Prior year amounts, including quarterly financial results were not restated because the effects were not material.

Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly liquid short-term investments, which contain original maturities within three months of purchase.  Pursuant to the Department of Education’s cash management requirements, the Company retains funds from financial aid programs under Title IV of the Higher Education Act in segregated cash management accounts.  The segregated accounts do not require a restriction on use of the cash and, as such, these amounts are classified as cash and cash equivalents on the consolidated balance sheet.

Restricted Cash—Restricted cash consists of deposits maintained at financial institutions under a cash collateralized agreement under the Company’s credit agreement and cash collateralized for letters of credit.  $15.3 million of restricted cash is included in long-term assets on the consolidated balance sheet as the restriction is greater than one year.  Refer to Note 8 for more information on the Company’s term loan.

Accounts Receivable—The Company reports accounts receivable at net realizable value, which is equal to the gross receivable less an estimated allowance for uncollectible accounts.  Noncurrent accounts receivable represent amounts due from graduates in excess of 12 months from the balance sheet date.

Allowance for uncollectible accounts—Based upon experience and judgment, an allowance is established for uncollectible accounts with respect to tuition receivables. In establishing the allowance for uncollectible accounts, the Company considers, among other things, current and expected economic conditions, a student's status (in-school or out-of-school), whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history.

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

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $15.1 million, $15.1 million and $15.6 million from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

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

At December 31, 2015, the Company conducted its annual test for goodwill impairment and determined it did not have an impairment.  The fair value of the Company’s reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach.  The Company concluded that as of September 30, 2015 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that one of the Company’s reporting units was impaired, which resulted in a pre-tax non-cash charge of $0.2 million ($0.2 million of which is included in the transportation and skilled trades segment) for the three months ended September 30, 2015.

At December 31, 2014, the Company conducted its annual test for goodwill impairment and determined it did not have an impairment.  The fair value of the Company’s reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach.  The Company concluded that as of September 30, 2014 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that ten of the Company’s reporting units were impaired, which resulted in a pre-tax non-cash charge of $39.0 million for the three months ended September 30, 2014 ($0.2 million and $38.8 million of which is included in the transportation and skilled trades segment and discontinued operations, respectively).

At December 31, 2013, the Company conducted its annual test for goodwill impairment and determined it did not have an impairment.  The fair value of the Company’s reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach.  As of June 30, 2013, the Company concluded that current period losses at two reporting units, which resulted in a deterioration of current and projected cash flows, was an indicator of potential impairment and, accordingly, tested goodwill and long-lived assets for impairment.  The tests indicated that these two reporting units were impaired, which resulted in a pre-tax non-cash charge of $3.1 million for the three months ended June 30, 2013 ($3.1 million of which is included in discontinued operations).

Impairment of Long-Lived Assets—The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates long-lived assets for impairment by examining estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made.

The Company concluded that for the three months ended December 31, 2015, there was no long-lived asset impairment.  Long-lived assets were tested at the campuses as a result of classifying assets held for sale and certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.

The Company concluded that for the three months ended December 31, 2014 and September 30, 2014, there was sufficient evidence to conclude that there was an impairment of certain long-lived assets at one and six of the Company’s campuses, respectively.  Long-lived assets had been tested at these campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.5 million for leasehold improvements ($1.5 million included in the transportation and skilled trades segment) as of December 31, 2014 and $1.9 million for leasehold improvements ($1.5 million and $0.4 million included in the transitional segment and discontinued operations, respectively) and $0.5 million ($0.5 million included in discontinued operations) for intangible assets as of September 30, 2014.

Index
The Company concluded that for the three months ended December 31, 2013, there was no long-lived asset impairment.  The Company concluded that as of June 30, 2013 and March 31, 2013, there was sufficient evidence to conclude that there were impairments of certain long-lived assets at four and two of our campuses, respectively.  Long lived assets had been tested at these campuses as a result of certain financial indicators such as our history of losses, our current respective period losses, as well as future projected losses at these campuses.  The long-lived assets impairment resulted in a pre-tax charge of $1.4 million ($1.4 million included in discontinued operations) and $1.7 million ($1.7 million included in discontinued operations) for leasehold improvements as of June 30, 2013 and March 31, 2013, respectively.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $0.25 million. The Company's cash balances on deposit at December 31, 2015, exceeded the balance insured by the FDIC Corporation (“FDIC”) by approximately $60.1 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2015 and 2014.

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

Income Taxes—The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Index
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2015 and 2014, the interest and penalties expense associated with uncertain tax positions are not significant to the Company’s results of operations or financial position.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

Reclassification— On November 3, 2015 the Board of Directors approved a plan for the Company to divest 17 of the 18 schools included in its Healthcare and Other Professions business segment.  In 2015, the Company reclassified amount reflected in the 2014 and 2013 consolidated statements of operations related to the 17 schools into discontinued operations.

New Accounting Pronouncements

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016 with early adoption permitted. The Company early adopted as of December 31, 2015.  While the guidance does have an impact on our balance sheet classification, it does not have a material impact on our results of operations, financial condition or the financial statement disclosures.

In April 2015, the FASB issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Company will not early adopt this new guidance and it will not have a material impact on the Company’s financial statements.

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, with earlier application permitted as of the beginning of the fiscal year of adoption, is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued a new standard – ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - that will explicitly require management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. According to the new standard, substantial doubt about an entity’s ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the entity’s financial statements are issued. In order to determine the specific disclosures, if any, that would be required, management will need to assess if substantial doubt exists, and, if so, whether its plans will alleviate such substantial doubt. The new standard requires assessment each annual and interim period and will be effective for the Company on December 31, 2016 with earlier application permitted.  The Company does not believe this guidance will have any impact on its consolidated financial statements.

Index
In May 2014, the FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in GAAP.  In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  In August 2015, the FASB issued ASU 2015-14, wherein it was approved to defer the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoption on a limited basis.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

In April 2014, the FASB issued amended guidance on the use and presentation of discontinued operations in an entity's consolidated financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance became effective on January 1, 2015. Adoption is on a prospective basis.  The Company adopted the new guidance as of December 31, 2014.

2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the "DOE"). During the years ended December 31, 2015, 2014 and 2013, approximately 80% respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the years ended December 31, 2015, 2014 and 2013, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis under DOE regulations, from the Title IV Program funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year ending after August 14, 2008, will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

Index
The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight.  If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as “the zone.”  Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the title IV programs by choosing one of two alternatives:  1) the “Zone Alternative” under which we are required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE in an amount determined by the DOE and equal to at least 50 percent of the Title IV funds received by our institutions during the most recent fiscal year.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, we are permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (HCM2) and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV funds.  If a Company’s composite score is below 1.5 for three consecutive years a Company may be able to continue to operate under the Zone Alternative; however, this determination is made solely by the DOE.  If a Company’s composite score drops below 1.0 in a given year or if its composite score remains between 1.0 and 1.4 for three or more consecutive years, it may be required to meet alternative requirements for continuing to participate in Title IV programs by submitting a letter of credit, complying with monitoring requirements, disbursing Title IV funds under the HCM1, HCM2, or reimbursement payment methods, and complying with other requirements and conditions.  Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provide written authorization for the school to hold the credit balance.  This requirement may have a material adverse effect on our cash flows, results of operations and financial position. The DOE permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years; however, this determination is made solely by the DOE.  If an institution’s composite score is between 1.0 and 1.4 after three or more consecutive years with a composite score below 1.5, it may be required to meet alternative requirements for continuing to participate in Title IV programs by submitting a letter of credit, complying with monitoring requirements, disbursing Title IV funds under the HCM1, HCM2, or reimbursement payment methods, and complying with other requirements and conditions.

If an institution's composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility. If the DOE determines that an institution does not satisfy the DOE's financial responsibility standards, depending on its composite score and other factors, that institution may establish its financial responsibility on an alternative basis by, among other things:

●	Posting a letter of credit in an amount determined by the DOE equal to at least 50% of the total Title IV Program funds received by the institution during the institution's most recently completed fiscal year;
●	Posting a letter of credit in an amount determined by the DOE equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement.

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  The Company has submitted to the DOE our audited financial statements for the 2014 and 2013 fiscal year reflecting a composite score of 1.3 and 1.4, respectively, based upon its calculations.  The Company chose the “Zone Alternative” option described above because, among other things, it does not require the Company to submit a letter of credit to the DOE and because the HCM1 payment method is less burdensome than the HCM2 or reimbursement methods of payment that the DOE has the authority to impose. The Company believes that, prior to moving to the HCM1 payment method on October 22, 2014, its procedures for processing Title IV payments were similar to those now required under the HCM1 payment method.  As of this date, the Company not identified any impact on our ability to make disbursements of Title IV funds to its students or to receive funds for the amount of those disbursements from the DOE.  If we remain on the HCM1 payment method on or after July 1, 2016, we may have to modify our procedures for payment of credit balances to student to comply with the aforementioned new requirements to pay credit balances before drawing down funds from the DOE.

For the 2015 fiscal year, the Company calculated its composite score to be 1.9.  This number is subject to determination by the DOE once it receives and reviews the Company’s audited financial statements for the 2015 fiscal year.  If the DOE determines that our composite score is 1.5 or higher, our composite score would be high enough for our institutions to be deemed financially responsible and could result in the DOE no longer requiring us to comply with the Zone Alternative requirements or the requirement to use the HCM1 payment method.  Such determination would be subject to DOE determination and the absence of other factors supporting these requirements.

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the years ended December 31, 2015, 2014 and 2013, respectively were as follows:

	Year Ended December 31,
	2015	2014	2013
Basic shares outstanding	23,166,977	22,814,105	22,513,391
Dilutive effect of stock options	-	-	-
Diluted shares outstanding	23,166,977	22,814,105	22,513,391

For the year ended December 31, 2015, 2014 and 2013, options to acquire 60,161; 119,722; and 222,707 shares were excluded from the above table because the Company reported a net loss for the year and therefore their impact on reported loss per share would have been antidilutive.  For the years ended December 31, 2015, 2014 and 2013, options to acquire 391,935; 795,985; and 657,083 shares; respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported (loss) earnings per share would have been antidilutive.

Index
In 2013 and 2014, the Company issued certain members of management performance shares that vest when certain performance conditions are met.  As of December 31, 2015, 2014 and 2013 none of these performance conditions were not met.  Accordingly, 152,837; 360,402; and 441,552 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the year ended December 31, 2014 and 2013, respectively.  Refer to Note 9 for more information on performance shares.

4.	DISCONTINUED OPERATIONS

2015 Event

On November 3, 2015 the Board of Directors approved a plan for the Company to divest 17 of the 18 schools included in its Healthcare and Other Professions segment.  The planned divestiture of the Company’s Healthcare and Other Professions segment constitutes a strategic shift for the Company.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.  Implementation of the plan will result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.

On December 3, 2015, our Board of Directors approved a plan to cease operations at the Hartford, Connecticut school which is scheduled to close in the fourth quarter of 2016.

In addition, as of September 30, 2015 the Company had two campuses held for sale.  With the approval of the plan to divest the Healthcare and Other Professions segment one of the campuses is no longer included as held for sale as the Company plans to sell this campus have changed; the campus is included in the transportation and skilled trades segment.

The results of operations at these 17 campuses for the three year periods ended December 31, 2015 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$112,882	$122,133	$125,916

Loss before income tax	(642)	(37,411)	(3,870)
Income tax benefit	-	(2,746)	-
Net loss from discontinued operations	$(642)	$(34,665)	$(3,870)

Amounts include impairments of goodwill and long-lived assets for these campuses of $37.6 million and $3.9 million for the year ended December 31, 2014 and 2013, respectively.

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

The results of operations at these five training sites for the two year periods ended December 31, 2014 were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenue	$2,140	$3,512

Loss before income tax	(6,731)	(2,635)
Income tax benefit	(85)	-
Net loss from discontinued operations	$(6,646)	$(2,635)

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.1 million for the year ended December 31, 2014.

Index
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

The results of operations at these five campuses for the year ended December 31, 2013 were as follows (in thousands):

Year Ended December 31,
2013
Revenue	$7,724

Loss before income tax	(17,287)
Income tax expense (benefit)	239
Net loss from discontinued operations	$(17,526)

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.3 million for the year ended December 31, 2013.

5.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2014	$117,176	$(54,711)	$62,465
Asset held for sale (2)	(1,304)	-	(1,304)
Goodwill impairment (1)	-	(38,954)	(38,954)
Balance as of December 31, 2014	115,872	(93,665)	22,207
Asset held for sale, net (2)	(7,455)	-	(7,455)
Goodwill impairment	-	(216)	(216)
Balance as of December 31, 2015	$108,417	$(93,881)	$14,536

(1)	$38.8 million included in discontinued operations in the year ended December 31, 2014.
(2)	Refer to Note 6 for more information on assets held for sale.

Index
Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

	Trade Name	Accreditation	Curriculum	Total
Gross carrying amount at December 31, 2014	$310	$1,064	$550	$1,924
Asset held for sale (2)	-	(1,064)	(390)	(1,454)
Gross carrying amount at December 31, 2015	310	-	160	470

Accumulated amortization at December 31, 2014	264	-	469	733
Amortization	44	-	21	65
Asset held for sale (2)	-	-	(378)	(378)
Accumulated amortization at December 31, 2015	308	-	112	420

Net carrying amount at December 31, 2015	$2	$-	$48	$50

Weighted average amortization period (years)	7	Indefinite	10

	Indefinite Trade Name	Trade Name	Accreditation	Curriculum	Non-compete	Total
Gross carrying amount at December 31, 2013	$180	$335	$1,166	$1,124	$200	$3,005
Impairment (1)	(180)	(25)	(102)	(574)	(200)	(1,081)
Gross carrying amount at December 31, 2014	-	310	1,064	550	-	1,924

Accumulated amortization at December 31, 2013	-	228	-	828	68	1,124
Impairment (1)	-	(12)	-	(448)	(95)	(555)
Amortization	-	48	-	89	27	164
Accumulated amortization at December 31, 2014	-	264	-	469	-	733

Net carrying amount at December 31, 2014	$-	$46	$1,064	$81	$-	$1,191

Weighted average amortization period (years)	Indefinite	7	Indefinite	10	3

(1)	Refer to Note 1 for more information related to the impairment.
(2)	Refer to Note 6 for more information on assets held for sale.

Amortization of intangible assets for the years ended December 31, 2015, 2014 and 2013 was approximately $0.1 million, $0.2 million and $0.4 million, respectively.

Index
The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2016	$18
2017	16
2018	16

$50

6.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2015	2014
Land	-	$10,054	$5,338
Buildings and improvements	1-25	112,270	128,973
Equipment, furniture and fixtures	1-7	65,445	71,005
Vehicles	3	617	1,300
Construction in progress	-	159	34
		188,545	206,650
Less accumulated depreciation and amortization		(122,037)	(136,910)
		$66,508	$69,740

Included above in buildings and improvements are buildings acquired under capital leases as of December 31, 2015 and 2014 of $3.0 million and $26.8 million, respectively, net of accumulated depreciation of $1.4 million and $10.6 million, respectively.

Included above in equipment, furniture and fixtures are assets acquired under capital leases as of December 31, 2015 and 2014 of $0.1 million and $0.4 million, respectively, net of accumulated depreciation of $0.1 million and $0.4 million, respectively.

Included above in buildings and improvements is capitalized interest as of December 31, 2015 and 2014 of $0.6 million and $0.6 million, respectively, net of accumulated depreciation of $0.6 million and $0.5 million, respectively.

Depreciation and amortization expense of property, equipment and facilities was $11.9 million, $15.3 million and $16.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As discussed in Note 4, on November 3, 2015 the Board of Directors approved a plan for the Company to divest 17 of the 18 schools included in its Healthcare and Other Professions business segment.  The Company anticipates that these properties will be sold during 2016.  Accordingly, the assets have been reflected as “held for sale” in the accompanying consolidated balance sheet.  In addition, during the quarter ended September 30, 2015 the Company had two campuses held for sale.  With the approval of the plan to divest the Healthcare and Other Professions business segment one of the campuses is no longer included as held for sale.

Index
The assets and liabilities held for sale consist of the following:

	At December 31, 2015	At December 31, 2014
Inventories	$845	$411
Accounts receivable, less allowance of $3,923 and $1,545 at December 31, 2015 and 2014, respectively	5,323	1,527
Prepaid expense and other current assets	868	-
Noncurrent receivables, less allowance of $228 and $95 at December 31, 2015 and 2014, respectively	1,669	671
Property, equipment and facilities - at cost, net of accumluated depreciation and amortization of $36,038 and $17,843 at December 31, 2015and 2014, respectively	27,250	50,252
Goodwill	8,759	1,304
Other assets, net	1,197	-
Unearned tuition	(10,242)	(2,536)
Accrued expenses	(1,720)	(699)
Accrued rent	(2,274)	-
Assets held for sale, net	$31,675	$50,930

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2015	2014
Accrued compensation and benefits	$6,526	$5,787
Accrued rent and real estate taxes	$1,928	$3,251
Other accrued expenses	3,703	4,827
	$12,157	$13,865

8.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2015	2014
Term loan (a)	$44,653	$-
Credit agreement (a)	-	30,000
Finance obligation (b)	9,672	9,672
Capital lease-property (with a rate of 8.0%) (c)	3,899	25,509
	58,224	65,181
Less current maturities	(10,114)	(30,471)
	$48,110	$34,710

Index
(a) On July 31, 2015, the Company entered into a credit agreement with three lenders, Alostar Bank of Commerce (“Alostar”), HPF Holdco, LLC and Rushing Creek 4, LLC, led by HPF Service, LLC, as administrative agent and collateral agent (the “Agent”), for an aggregate principal amount of $45 million (the “Term Loan”).  The July 31, 2015 credit agreement, along with subsequent amendments to the Credit Agreement dated December 31, 2015 and February 29, 2016, are collectively referred to as the “Credit Agreement.”  As of December 31, 2015 and prior to the effectiveness of a second amendment to the Credit Agreement on February 29, 2016 (the “Second Amendment”), the Term Loan consisted of a $30 million term loan (the “Term Loan A”) from HPF Holdco, LLC, Rushing Creek 4, LLC and Tiger Capital Group, LLC, secured by a first priority lien in favor of the Agent on substantially all of the real and personal property owned by the Company, and a $15 million term loan (the “Term Loan B”) from Alostar secured by a $15.3 million cash collateral account. Pursuant to the Second Amendment, the Company received an additional $5 million term loan from Alostar with which the Company repaid $5 million of the principal amount of the Term Loan A.  Accordingly, upon the effectiveness of the Second Amendment, the aggregate term loans outstanding under the Credit Agreement remains at approximately $45 million, consisting of an approximate $25 million Term Loan A and a $20 million Term Loan B.  In addition, pursuant to the Second Amendment, the amount of cash collateral securing the Term Loan B was increased to $20.3 million.  At the Company’s request, a percentage of the cash collateral may be released to the Company at the Agent’s sole discretion and with the consent of Alostar upon the satisfaction of certain criteria as outlined in the Credit Agreement.  The Term Loan, which matures on July 31, 2019, replaces a previously existing $20 million revolving credit facility with Bank of America, N.A. and other lenders, which was due to expire on April 5, 2016.  The previously existing revolving credit facility was terminated concurrently with the effective date of the Credit Agreement on July 31, 2015 (the “Closing Date”).

A portion of the proceeds of the Term Loan were used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the previously existing revolving credit facility, (ii) fund the $20.3 million cash collateral account securing the portion of the Term Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the previously existing revolving credit facility that remain outstanding after the termination of that facility and (iv) pay transaction expenses in connection with the Term Loan and the termination of the previously existing revolving credit facility.  The remaining proceeds of the Term Loan of approximately $13.3 million may be used by the Company to finance capital expenditures and for general corporate purposes consistent with the terms of the Credit Agreement.

Interest will accrue on the Term Loan at a per annum rate equal to the greater of (i) 11% or (ii) 90-day LIBOR plus 9%  determined monthly by the Agent and will be payable monthly in arrears.  The principal balance of the Term Loan will be repaid in equal monthly installments, commencing on August 1, 2017, determined as the quotient of (i) 10% of the outstanding principal balance of the Term Loan as of July 2, 2017 divided by (ii) 12.  A final installment of principal and all accrued and unpaid interest will be due on the maturity date of the Term Loan.

The Term Loan may be prepaid in whole or in part at any time, subject to the payment of a prepayment premium equal to (i) 5% of the principal amount prepaid at any time up to but not including the second anniversary of the Closing Date and (ii) 3% of the principal amount prepaid at any time commencing on the second anniversary of the Closing Date up to but not including the third anniversary of the Closing Date.  In the event of any sale or other disposition of a school or real property by the Company permitted under the Term Loan, the net proceeds of such sale or disposition must be used to prepay the Loan in an amount determined pursuant to the Credit Agreement, subject to the applicable prepayment premium; provided, however, that no prepayment premium will be due with respect to up to $15 million of aggregate repayments of the Term Loan made during the first year that the Term Loan is outstanding.  A portion of the net cash proceeds of any disposition of a school in an amount determined pursuant to the terms of the Term Loan, must be deposited and held as cash collateral in a deposit account controlled by the Agent until the conditions for release set forth in the Term Loan are satisfied.  In connection with the assets which are currently classified as held for sale and are expected to be sold within one year, the Company is required to classify $10.0 million as short term debt due to the Term Loan prepayment minimum required with respect to any such disposition.

The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  The Company was in compliance with all covenants as of December 31, 2015.  Subsequent to the fiscal year end, pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  In the event that the Company elects to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment, the Company will be required to prepay on or before January 15, 2017, without prepayment penalty, amounts outstanding under the Term Loan up to $4 million.

The Credit Agreement contains events of default, the occurrence and continuation of which provide the Company’s lenders with the right to exercise remedies against the Company and the collateral securing the Term Loan, including the Company’s cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the Term Loan, a breach of covenants under the Credit Agreement, the Company’s insolvency and the insolvency of its subsidiaries, the occurrence of a material adverse effect, the occurrence of any default under certain other indebtedness, and a final judgment against the Company in an amount greater than $1,000,000.

Also, in connection with the Term Loan, the Company paid to the Agent a commitment fee of $1.0 million on the Closing Date and is required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan were $2.8 million during fiscal year 2015, which are included in deferred finance charges on the consolidated balance sheet.  Subsequent to the fiscal year end, in connection with the effectiveness of the Second Amendment, the Company paid to the Agent a loan modification fee of $.5 million.

For the year ended December 31, 2015, $0.4 million of the Term Loan was repaid in connection with the Company’s sale of real property located in Springdale, Ohio. The Company had $44.7 million outstanding under the Term Loan as of December 31, 2015.

Index
The Company had $30.0 million outstanding under its previously existing revolving credit facility as of December 31, 2014, which was repaid on January 3, 2015.  The interest rate on this borrowing was 7.25%.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company has treated this transaction as a finance lease. Annual rent payments under this obligation for each of the three years in the period ended December 31, 2015 were $1.6 million, respectively. These payments have been reflected in the accompanying consolidated statements of operations as interest expense for all periods presented since the effective interest rate on the obligation is greater than the scheduled payments. The lease expiration date is December 31, 2016.  Beginning in January 2016 the lease was amended to cure issues related to continuing involvement and achieved sales treatment.  In 2016, the lease will be converted to an operating lease and rent payments will be included in educational, services and facilities expense in the consolidate statement of operations.  In addition, the finance obligation, net of land and buildings, will be amortized straight-line through December 31, 2016.

(c) In 2009, the Company assumed real estate capital leases in Fern Park, Florida and Hartford, Connecticut.  These leases bear interest at 8%.

On December 3, 2015, the Company’s Board of Directors approved a plan to cease operations at the Hartford, Connecticut school which is scheduled to close in the fourth quarter of 2016.  In connection therewith, the Company paid a $5 million lease termination fee on December 31, 2015 to its landlord in connection with the early termination of a lease agreement under which the Company leased property in Hartford, Connecticut for a term continuing through July 31, 2031.  The terminated lease agreement was replaced with a short-term lease agreement in order to allow students currently enrolled at the school to complete their course of study.

On February 27, 2015, the Company’s Board of Directors approved a plan to cease operations at the Fern Park, Florida school which is scheduled to close in the first quarter of 2016.  The Company paid a $2.8 million lease termination fee on February 12, 2016 to its landlord in connection with the early termination of a lease agreement under which the Company leased property in Fern Park, Florida for a term continuing through October 31, 2032.  The early terminated lease agreement will continue in effect until April 10, 2016 in order to allow students currently enrolled at the school to complete their course of study.

Scheduled maturities of long-term debt and lease obligations at December 31, 2015 are as follows:

Year ending December 31,
2016	$10,151
2017	1,566
2018	3,596
2019	29,858
2020	157
Thereafter	3,224
$48,552

The finance obligation of $9.7 million is excluded from the scheduled maturities schedule as it is a non-cash liability.  The Fern Park, Florida capital lease is included in the scheduled maturities of $3.9 million ($0.1 million included in each year ended 2016, 2017, 2018, 2019 and 2020; $3.4 million included thereafter), however, as mentioned above, subsequent to December 31, 2015 the Company entered into an agreement to terminate the lease which included a termination fee of $2.8 million.

Index
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

In 2015, 2014 and 2013, the Company completed a net share settlement for 85,740, 144,983 and 140,475 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2015, 2014 and/or 2013, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or stock options to the Company.  These transactions resulted in a decrease of approximately $0.2 million, $0.4 million and $0.8 million in 2015, 2014 and 2013, respectively, to equity as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2013	1,247,946	$6.77
Granted	337,100	3.50
Cancelled	(178,792)	6.47
Vested	(480,435)	5.36
Nonvested restricted stock outstanding at December 31, 2014	925,819	5.04

Granted	234,651	2.28
Cancelled	(354,462)	4.97
Vested	(355,514)	5.00
Nonvested restricted stock outstanding at December 31, 2015	450,494	3.69

Index
The restricted stock expense for each of the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $2.5 million and $2.9 million, respectively. The unrecognized restricted stock expense as of December 31, 2015 and 2014 was $1.3 million and $4.2 million, respectively.  As of December 31, 2015, unrecognized restricted stock expense will be expensed over the weighted-average period of approximately 1.2 years.  As of December 31, 2015, outstanding restricted shares under the LTIP had an aggregate intrinsic value of $0.9 million.

Stock Options

During 2015, 2014 and 2013 there were no new stock option grants.  The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	655,875	$14.72	4.89 years	$-
Cancelled	(108,750)	14.64		-

Outstanding December 31, 2013	547,125	14.73	4.56 years	-
Cancelled	(122,958)	18.49		-

Outstanding December 31, 2014	424,167	13.65	4.18 years	-
Cancelled	(178,000)	15.20

Outstanding December 31, 2015	246,167	12.52	3.98 years	-

Vested or expected to vest as of December 31, 2015	246,167	12.52	3.98 years	-

Exercisable as of December 31, 2015	246,167	12.52	3.98 years	-

As of December 31, 2015, there are no unrecognized pre-tax compensation expense for unvested stock option awards.

The following table presents a summary of options outstanding at December 31, 2015:

	At December 31, 2015
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Price	Shares	Weighted Exercise Price
$4.00-$13.99	172,667	4.24	$9.57	172,667	$9.57
$14.00-$19.99	42,500	2.48	18.61	42,500	18.61
$20.00-$25.00	31,000	4.60	20.62	31,000	20.62

	246,167	3.98	12.52	246,167	12.52

10.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

Index
The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2015	2014	2013
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$24,299	$20,314	$23,169
Service cost	28	23	37
Interest cost	884	892	790
Actuarial (gain) loss	(782)	4,149	(2,614)
Benefits paid	(1,088)	(1,079)	(1,068)
Benefit obligation at end of year	23,341	24,299	20,314

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	19,000	18,792	16,268
Actual return on plan assets	(120)	1,017	2,919
Employer contributions	-	270	673
Benefits paid	(1,088)	(1,079)	(1,068)
Fair value of plan assets-end of year	17,792	19,000	18,792

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(5,549)	$(5,299)	$(1,522)

For the year ended December 31, 2015, the actuarial gain of $0.8 million was due to the increase in the discount rate from 3.66% to 3.94%.

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2015	2014	2013
Noncurrent liabilities	$(5,549)	$(5,299)	$(1,522)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2015	2014	2013
Accumulated loss	$(9,438)	$(9,833)	$(5,928)
Deferred income taxes	2,366	2,366	2,366
Accumulated other comprehensive loss	$(7,072)	$(7,467)	$(3,562)

The accumulated benefit obligation was $23.3 million and $24.3 million at December 31, 2015 and 2014, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2015	2014	2013
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$28	$23	$37
Interest cost	884	892	790
Expected return on plan assets	(1,243)	(1,287)	(1,141)
Recognized net actuarial loss	976	513	955
Net periodic benefit cost	$645	$141	$641

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.9 million.

Employee pension plan adjustments of $0.4 million for the year ended December 31, 2015 includes $1.0 million of recognized actuarial losses reclassified from accumulated other comprehensive income.

Index
The following tables present plan assets using the fair value hierarchy as of December 31, 2015 and 2014.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$8,473	$-	$-	$8,473
Fixed income	5,943	-	-	5,943
International equities	3,288	-	-	3,288
Cash and equivalents	88	-	-	88
Balance at December 31, 2015	$17,792	$-	$-	$17,792

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$9,566	$-	$-	$9,566
Fixed income	6,099	-	-	6,099
International equities	3,328	-	-	3,328
Cash and equivalents	7	-	-	7
Balance at December 31, 2014	$19,000	$-	$-	$19,000

Fair value of total plan assets by major asset category as of December 31:

	2015	2014	2013
Equity securities	48%	50%	51%
Fixed income	33%	32%	31%
International equities	19%	18%	18%
Cash and equivalents	0%	0%	0%
Total	100%	100%	100%

Index
Weighted-average assumptions used to determine benefit obligations as of December 31:

	2015	2014	2013
Discount rate	3.94%	3.66%	4.46%
Rate of compensation increase	2.50%	1.13%	2.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2015	2014	2013
Discount rate	3.94%	4.46%	3.55%
Rate of compensation increase	2.50%	1.13%	2.00%
Long-term rate of return	6.50%	7.00%	7.00%

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

The Company does not expect to make contributions to the plan in 2016.  However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was zero and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2016	$1,225
2017	1,303
2018	1,373
2019	1,408
2020	1,416
Years 2021-2025	7,232

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company would contribute an additional 30% of the employee's contributed amount up to 6% of compensation; however, the Company suspended the additional 30% match as of June 2015.  For the years ended December 31, 2015, 2014 and 2013, the Company's expense for the 401(k) plan amounted to $0.7 million, $1.6 million and $1.9 million, respectively.

Index
11.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$-	$-	$(7,369)
State	242	200	709
Total	242	200	(6,660)

Deferred:
Federal	-	(1,420)	21,103
State	-	(259)	5,148
Total	-	(1,679)	26,251

Total provision (benefit)	$242	$(1,479)	$19,591

The components of the deferred tax assets are as follows:

	At December 31,
	2015	2014
Noncurrent deferred tax assets (liabilities)
Allowance for bad debts	$5,617	$5,926
Accrued rent	2,952	3,255
Stock-based compensation	498	907
Depreciation	14,941	15,754
Goodwill	(380)	1,002
Other intangibles	274	452
Pension plan liabilities	2,215	2,115
Net operating loss carryforwards	14,765	14,332
Sale leaseback-deferred gain	2,629	2,580
AMT credit	424	424
Total noncurrent deferred tax assets	43,935	46,747
Less valuation allowance	(43,935)	(46,747)
Noncurrent deferred tax assets, net of valuation allowance	$-	$-

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.

On the basis of this evaluation the Company believes it is not more likely than not that it will realize its net deferred tax assets.  As a result, as of December 31, 2015 and 2014, the Company has recorded a valuation allowance of $43.9 million and $46.7 million, respectively, against its net deferred tax assets.

Index
The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2015		2014		2013
Loss from continuing operations before taxes	$(2,466)		$(16,301)		$(7,664)

Expected tax benefit	$(863)	35.0%	$(5,705)	35.0%	$(2,682)	35.0%
State tax benefit (net of federal)	242	(9.8)	(43)	0.3	(92)	1.2
Permanent impairment	-	-	-	-	-	-
Valuation allowance	723	(29.3)	4,121	(25.3)	22,135	(288.8)
Other	140	(5.7)	148	(0.9)	230	(3.0)
Total	$242	-9.8%	$(1,479)	9.1%	$19,591	-255.6%

As of December 31, 2015 and 2014, the Company has NOL carryforwards of $32.6 million and $32.3 million, respectively, which, if unused, will expire beginning in 2027 and ending in 2035.  Utilization of the NOL carryforwards may be subject to a substantial limitation due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions.  These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
	2015	2014	2013
Balance at January 1,	$-	$-	$135
Decrease for tax positions of prior years	-	-	(135)
Increase for tax positions of current year	-	-	-
Balance at December 31,	$-	$-	$-

As of December 31, 2015, 2014 and 2013, the Company no longer has any liability for uncertain tax positions.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal income tax examinations for years before 2014 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2010.

Index
12.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Balance Sheets, are listed in the table below:

	December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$38,420	$38,420	$-	$-	$38,420
Restricted cash	7,362	7,362	-	-	7,362
Prepaid expenses and other current assets	2,566	-	2,566	-	2,566
Noncurrent restricted cash	15,259	15,259	-	-	15,259

Financial Liabilities:
Accrued expenses	$10,999	$-	$10,999	$-	$10,999
Other short term liabilities	686	-	686	-	686
Term loan	44,653	-	36,795	-	36,795

	December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$12,299	$12,299	$-	$-	$12,299
Restricted cash	30,000	30,000	-	-	30,000
Prepaid expenses and other current assets	3,937	-	3,937	-	3,937

Financial Liabilities:
Accrued expenses	$13,865	$-	$13,865	$-	$13,865
Other short term liabilities	780	-	780	-	780
Credit agreement	30,000	-	30,000	-	30,000

The fair value of the Term loan is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

The carrying value of the Credit agreement approximates fair value as it was executed in December 2014.

The carrying amounts reported on the Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash and Noncurrent restricted cash approximate fair value because they are highly liquid.

The carrying amounts reported on the Consolidated Balance Sheets for Prepaid expenses and other current assets, Accrued expenses and Other short term liabilities approximate fair value due to the short-term nature of these items.

13.	SEGMENT REPORTING

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative articles in the press. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over 10 locations and exited its online business.  The Company reviewed how it has been structured and decided to change its organization to enable the Company to better allocate financial and human resources to respond to its markets and with the goal of improving its profitability and competitive advantage.  In the past, the Company offered any combination of programs at any campus.  The Company has changed its focus to program offerings that create greater differentiation and attain excellence to attract more students and gain market share.  Also strategically, the Company began offering continuing education training to employers who hire its students and this is best achieved at campuses focused on their profession.

As a result of these environmental, market forces and strategic decisions, the Company operated in three reportable segments: a) Transportation and Skilled Trades, b) Healthcare and Other Professions, and c) Transitional which refers to business that is currently being phased out.

The Company’s reportable segments have been determined based on the method by which our chief operating decision maker now evaluates performance and allocates resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute the Company’s strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  The Company’s operating segments have been aggregated into three reportable segments because, in the Company’s judgment, the reporting units have similar services, types of customers, regulatory environment and economic characteristics.

On November 3, 2015 the Board of Directors approved a plan for the Company to divest 17 of the 18 schools included in the Healthcare and Other Professions business segment.  Then, in December 2015, the Board of Directors approved a plan to cease operations of the remaining school in this segment located in Hartford, Connecticut.  That school is scheduled to close in the fourth quarter of 2016.  Divestiture of the Company’s Healthcare and Other Professions business segment marks a strategic shift in business strategy.  The results of operations of these 17 campuses are reflected as discontinued operations in the consolidated financial statements.  The Hartford, Connecticut campus, which was previously included in the Healthcare and Other Professions segment is now included in the Transitional segment.  Implementation of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.

Index
The Company’s two remaining reporting segments are described below.

Transportation and Skilled Trades – Transportation and Skilled Trades offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Transitional – Transitional refers to operations that are being phased out and consists of the Company’s Fern Park, Florida and Hartford, Connecticut campuses, which are currently being taught out.  Each school is employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study. These schools are no longer enrolling new students.  In the first quarter of 2015, the Company announced that it was teaching out the campus in Fern Park, Florida.  On December 3, 2015, the Company announced it was teaching out the Hartford, Connecticut campus. The teach-out at theses campuses is expected to be complete by March 2016 and December 2016, respectively.

The Company evaluates segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Year Ended December 31,
	Revenue						Operating (Loss) Income
	2015	% of Total	2014	% of Total	2013	% of Total	2015	2014	2013
Transportation and Skilled Trades	$183,821	95.1%	$188,669	93.0%	$196,230	91.0%	$26,778	$19,519	$27,917
Transitional	9,399	4.9%	14,220	7.0%	19,366	9.0%	(6,860)	(7,646)	(5,938)
Corporate	-	0.0%	-	0.0%	-	0.0%	(19,140)	(23,364)	(25,431)
Total	$193,220	100%	$202,889	100%	$215,596	100%	$778	$(11,491)	$(3,452)

	Total Assets
	December 31, 2015	December 31, 2014
Transportation and Skilled Trades	$90,045	$97,650
Transitional	1,795	2,184
Corporate	72,528	51,473
Discontinued Operations	45,911	62,400
Total	$210,279	$213,707

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2032 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Credit Agreement	Operating Leases	Capital Leases
2016	$15,026	$19,013	$422
2017	5,276	17,226	422
2018	6,984	15,898	422
2019	31,581	13,641	422
2020	-	10,002	422
Thereafter	-	17,858	4,998
	58,867	93,638	7,108
Less amount representing interest	(14,214)	-	(3,209)
	$44,653	$93,638	$3,899

The finance obligation of $9.7 million is excluded from the scheduled maturities schedule as it is a non-cash liability.  The Fern Park, Florida capital lease is included in the scheduled maturities of $7.1 million, however, subsequent to December 31, 2015 the Company entered into an agreement to terminate the lease which included a termination fee of $2.8 million.

Rent expense, included in operating expenses in the accompanying consolidated statements of operations for the three years ended December 31, 2015, 2014 and 2013 is $11.7 million, $11.9 million and $12.0 million, respectively. Interest expense related to the financing obligation in the accompanying statements of operations for the years ended December 31, 2015, 2014 and 2013 is $1.6 million, $1.6 million, and $1.5 million respectively.

Index
Litigation and Regulatory Matters— In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material effect on our business, financial condition, results of operations or cash flows.

On November 21, 2012, the Company received a Civil Investigative Demand from the Attorney General of the Commonwealth of Massachusetts relating to its investigation of whether the Company and certain of its academic institutions have complied with certain Massachusetts state consumer protection laws.  On July 29, 2013, and January 17, 2014, the Company received additional Civil Investigative Demands pursuant to which the Attorney General requested from the Company and certain of its academic institutions in Massachusetts documents and detailed information for the time period from January 1, 2008 to the present.

On July 13, 2015, the Commonwealth of Massachusetts filed a complaint against the Company in the Suffolk County Superior Court alleging certain violations of the Massachusetts Consumer Protection Act since at least 2010 and continuing through 2013.  At the same time, the Company agreed to the entry of a Final Judgment by Consent in order to avoid the time, burden, and expense of contesting such liability.  As part of the Final Judgment by Consent, the Company denied all allegations of wrongdoing and any liability for the claims asserted in the complaint.  The Company, however, paid the sum of $850,000 to the Attorney General and has agreed to forgive $165,000 of debt consisting of unpaid balances owed to the Company by certain graduates in the sole discretion of the Massachusetts Attorney General.  The Final Judgment by Consent also provided certain requirements for calculation of job placement rates in Massachusetts and imposed certain disclosure obligations that are consistent with the regulations that have been previously enacted by the Massachusetts Attorney General’s Office.

On December 15, 2015, the Company received an administrative subpoena from the Attorney General of the State of Maryland. Pursuant to the subpoena, Maryland’s Attorney General has requested from the Company documents and detailed information relating to its Columbia, Maryland campus.  The Company has responded to this request and intends to continue cooperating with the Maryland Attorney General’s Office.

Student Loans—At December 31, 2015, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $24.8 million.

Vendor Relationship—The Company is party to an agreement with Matco Tools (“Matco”), which expires on July 31, 2017.  The Company has agreed to grant Matco exclusive access to 12 campuses and its students and instructors.  This exclusivity includes but is not limited to, all other tool manufacturers and/or tool distributors, by whatever means, during the term of the agreement.  Under the agreement, the Company will be provided, on an advance commission basis, credits which are redeemable in branded tools, tools storage, equipment, and diagnostics products over the term of the contract.

The Company is party to an agreement with Snap-on Industrial (“Snap-on”), which expires on December 31, 2018.  The Company has agreed to grant Snap-on exclusive rights to one automotive campus to display advertising and supply certain tools.  The Company earns credits that are redeemable for certain tools and equipment based on the sales to students and to the Company.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $3.0 million at December 31, 2015.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2015, the Company has posted surety bonds in the total amount of approximately $14.9 million.

Index
15.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly financial information for 2015 and 2014 is as follows:

	Quarter
2015	First	Second	Third	Fourth

Revenue	$47,674	$44,739	$51,951	$48,856
(Loss) income from continuing operations	(6,142)	(5,595)	3,633	5,394
(Loss) income from discontinued operations	(741)	(2,010)	(1,052)	3,163
Net (loss) income	(6,883)	(7,605)	2,581	8,557
Basic
(Loss) earnings per share from continuing operations	$(0.27)	$(0.24)	$0.16	$0.23
(Loss) earnings per share from discontinued operations	(0.03)	(0.09)	(0.05)	0.14
Net (loss) earnings per share	$(0.30)	$(0.33)	$0.11	$0.37
Diluted
(Loss) earnings per share from continuing operations	$(0.27)	$(0.24)	$0.16	$0.23
(Loss) earnings per share from discontinued operations	(0.03)	(0.09)	(0.05)	0.14
Net (loss) earnings per share	$(0.30)	$(0.33)	$0.11	$0.37

Weighted average number of common shares outstanding:
Basic	23,056	23,132	23,230	23,247
Diluted	23,056	23,132	23,270	23,347

	Quarter
2014	First	Second	Third	Fourth

Revenue	$48,177	$46,673	$54,892	$53,146
(Loss) income from continuing operations	(9,804)	(8,868)	(263)	4,113
(Loss) income from discontinued operations	(1,290)	(2,728)	(37,818)	525
Net (loss) income	(11,094)	(11,596)	(38,081)	4,638
Basic
(Loss) earnings per share from continuing operations	$(0.43)	$(0.39)	$(0.01)	$0.18
(Loss) earnings per share from discontinued operations	(0.06)	(0.13)	(1.66)	0.02
Net (loss) earnings per share	$(0.49)	$(0.52)	$(1.67)	$0.20
Diluted
(Loss) earnings per share from continuing operations	$(0.43)	$(0.39)	$(0.01)	$0.18
(Loss) earnings per share from discontinued operations	(0.06)	(0.13)	(1.66)	0.02
Net (loss) earnings per share	$(0.49)	$(0.52)	$(1.67)	$0.20

Weighted average number of common shares outstanding:
Basic	22,723	22,800	22,843	22,888
Diluted	22,723	22,800	22,843	23,004

16.	DIVIDENDS

During 2014 and 2013, the Board of Directors declared cash dividends of $0.18 and $0.28 per share of common stock outstanding, respectively.  On February 27, 2015, the Board of Directors discontinued the quarterly cash dividend.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands, continuing and discontinued operations)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2015 Student receivable allowance	$14,849	$13,583	$(14,358)	$14,074
December 31, 2014 Student receivable allowance	$14,769	$15,500	$(15,420)	$14,849
December 31, 2013 Student receivable allowance	$18,829	$15,532	$(19,592)	$14,769

Index
Exhibit Index
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (23).

3.2	By-laws of the Company (1).

4.1
Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and other holders of options under the Management Stock Option Plan listed therein (2).

4.2
Assumption Agreement and First Amendment to Management Stockholders Agreement, dated as of December 20, 2007, by and among Lincoln Educational Services Corporation, Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Management Investors parties therein (3).

4.3	Registration Rights Agreement, dated as of June 27, 2005, between the Company and Back to School Acquisition, L.L.C. (1).

4.4	Specimen Stock Certificate evidencing shares of common stock (2).

10.1
Credit Agreement, dated as of July 31, 2015, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (17).

10.2
First Amendment to Credit Agreement, dated as of December 31, 2015, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (18).

10.3
Second Amendment to Credit Agreement, dated as of February 29, 2016, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders party thereto, and HPF Service, LLC, as Administrative Agent and Tranche A Collateral Agent (22).

10.4
Credit Agreement, dated as of April 5, 2012, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (4).

10.5
First Amendment to the Credit Agreement, dated as of June 18, 2013, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (5).

10.6
Second Amendment to the Credit Agreement, dated as of December 20, 2013, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (6).

10.7
Third Amendment to the Credit Agreement, dated as of December 29, 2014, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (7).

10.8
Fourth Amendment and Waiver to the Credit Agreement, dated as of March 4, 2015, among the Company, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent (8).

10.9	Employment Agreement, dated as of January 30, 2015, between the Company and Shaun E. McAlmont (9).

10.10	Separation Agreement, dated as of May 6, 2015, between the Company and Shaun E. McAlmont (17).

10.11	Employment Agreement, dated as of January 30, 2015, between the Company and Scott M. Shaw (9).

10.12	Amendment to Employment Agreement, dated as of August 31, 2015, between the Company and Scott M. Shaw (19).

10.13	Employment Agreement, dated as of June 2, 2014, between the Company and Kenneth M. Swisstack (10).

10.14	Amendment to Employment Agreement, dated as of March 12, 2015, between the Company and Kenneth M. Swisstack. (20)

Index
10.15	Separation Agreement, dated as of January 15, 2016, between the Company and Kenneth M. Swisstack (21).

10.16	Employment Agreement, dated as of March 12, 2015, between the Company and Brian K. Meyers (20).

10.17	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (11).

10.18	Lincoln Educational Services Corporation 2005 Non-Employee Directors Restricted Stock Plan (12).

10.19	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (2).

10.20	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (2).

10.21	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (2).

10.22	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (13).

10.23	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (14).

10.24	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (15).

10.25	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (2).

10.26	Stock Repurchase Agreement, dated as of December 15, 2009, among Lincoln Educational Services Corporation and Back to School Acquisition, L.L.C (16).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406).

(4)	Incorporated by reference to the Company’s Form 8-K filed April 11, 2012.

(5)	Incorporated by reference to the Company’s Form 8-K filed June 20, 2013.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 27, 2013.

(7)	Incorporated by reference to the Company’s Form 8-K filed January 5, 2015.

(8)	Incorporated by reference to the Company’s Form 8-K filed March 10, 2015.

(9)	Incorporated by reference to the Company’s Form 8-K filed February 5, 2015.

Index
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-Q filed August 8, 2014.

(11)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2013.

(12)	Registration Statement on Form S-8 (Registration No. 333-188240).

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(15)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

(16)	Incorporated by reference to the Company’s Form 8-K filed December 21, 2009.

(17)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2015.

(18)	Incorporated by reference to the Company’s Form 8-K filed January 7, 2016.

(19)	Incorporated by reference to the Company’s Form 8-K filed September 3, 2015.

(20)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2014.

(21)	Incorporated by reference to the Company’s Form 8-K filed January 22, 2016.

(22)	Incorporated by reference to the Company’s Form 8-K filed March 4, 2016.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644).

*	Filed herewith.

**            As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934