Form 10-Q
period 2016-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2016-05-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2016, there were 23,932,912 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,166	$38,420
Restricted cash	7,371	7,362
Accounts receivable, less allowance of $9,255 and $9,126 at March 31, 2016 and December 31, 2015, respectively	10,709	9,613
Inventories	1,096	1,043
Prepaid income taxes and income taxes receivable	330	349
Assets held for sale	46,319	45,911
Prepaid expenses and other current assets	3,190	2,566
Total current assets	89,181	105,264

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $121,938 and $122,037 at March 31, 2016 and December 31, 2015, respectively	60,476	66,508
OTHER ASSETS:
Noncurrent restricted cash	20,266	15,259
Noncurrent receivables, less allowance of $734 and $797 at March 31, 2016 and December 31, 2015, respectively	4,749	4,993
Goodwill	14,536	14,536
Other assets, net	1,092	1,190
Total other assets	40,643	35,978
TOTAL	$190,300	$207,750

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)
(Unaudited)

	March 31, 2016	December 31, 2015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$10,000	$10,000
Current portion of capital lease obligations	-	114
Current portion of finance obligation	5,033	-
Unearned tuition	16,100	21,390
Accounts payable	13,324	12,863
Accrued expenses	12,767	12,157
Liabilities held for sale	16,760	14,236
Other short-term liabilities	239	686
Total current liabilities	74,223	71,446

NONCURRENT LIABILITIES:
Long-term loan	31,287	32,124
Long-term capital lease obligations	-	3,785
Long-term finance obligation	-	9,672
Pension plan liabilities	5,543	5,549
Accrued rent	3,824	4,177
Total liabilities	114,877	126,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2016 and December 31, 2015; issued and outstanding: 29,666,077 shares at March 31, 2016 and 29,727,555 shares at December 31, 2015	141,377	141,377
Additional paid-in capital	27,564	27,292
Treasury stock at cost - 5,910,541 shares at March 31, 2016 and December 31, 2015	(82,860)	(82,860)
(Accumulated deficit) retained earnings	(3,808)	2,260
Accumulated other comprehensive loss	(6,850)	(7,072)
Total stockholders’ equity	75,423	80,997
TOTAL	$190,300	$207,750

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUE	$43,443	$47,674
COSTS AND EXPENSES:
Educational services and facilities	23,144	22,914
Selling, general and administrative	27,012	29,639
Gain on sale of assets	(389)	(43)
Total costs & expenses	49,767	52,510
OPERATING LOSS	(6,324)	(4,836)
OTHER:
Interest income	64	9
Interest expense	(1,572)	(1,488)
Other income	1,753	223
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,079)	(6,092)
PROVISION FOR INCOME TAXES	50	50
LOSS FROM CONTINUING OPERATIONS	(6,129)	(6,142)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	61	(741)
NET LOSS	$(6,068)	$(6,883)
Basic
Loss per share from continuing operations	$(0.26)	$(0.27)
Gain (loss) per share from discontinued operations	0.00	(0.03)
Net loss per share	$(0.26)	$(0.30)
Diluted
Loss per share from continuing operations	$(0.26)	$(0.27)
Gain (loss) per share from discontinued operations	0.00	(0.03)
Net loss per share	$(0.26)	$(0.30)
Weighted average number of common shares outstanding:
Basic	23,351	23,056
Diluted	23,351	23,056

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,068)	$(6,883)
Other comprehensive income
Employee pension plan adjustments	222	231
Comprehensive loss	$(5,846)	$(6,652)

See notes to unaudited condensed consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2016	29,727,555	$141,377	$27,292	$(82,860)	$2,260	$(7,072)	80,997
Net loss	-	-	-	-	(6,068)	-	(6,068)
Employee pension plan adjustments	-	-	-	-	-	222	222
Stock-based compensation expense
Restricted stock	(26,200)	-	373	-	-	-	373
Net share settlement for equity-based compensation	(35,278)	-	(101)	-	-	-	(101)
BALANCE - March 31, 2016	29,666,077	$141,377	$27,564	$(82,860)	$(3,808)	$(6,850)	$75,423

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2015	29,933,086	$141,377	$26,350	$(82,860)	$5,610	$(7,467)	$83,010
Net loss	-	-	-	-	(6,883)	-	(6,883)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	231	231
Stock-based compensation expense
Restricted stock	(168,432)	-	299	-	-	-	299
Stock options	-	-	33	-	-	-	33
Net share settlement for equity-based compensation	(9,208)	-	(21)	-	-	-	(21)
BALANCE - March 31, 2015	29,755,446	$141,377	$26,661	$(82,860)	$(1,273)	$(7,236)	$76,669

See notes to unaudited condensed consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,068)	$(6,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,427	3,667
Amortization of deferred finance charges	215	204
Gain on disposition of assets	(391)	(47)
Gain on capital lease termination	(1,677)	-
Fixed asset donation	(58)	(9)
Provision for doubtful accounts	3,300	3,278
Stock-based compensation expense	373	332
Deferred rent	(212)	(187)
(Increase) decrease in assets:
Accounts receivable	(4,734)	(5,861)
Inventories	(29)	(168)
Prepaid income taxes and income taxes receivable	19	52
Prepaid expenses and current assets	(570)	(464)
Other assets and charges	(444)	(418)
Increase (decrease) in liabilities:
Accounts payable	208	(302)
Accrued expenses	2,738	(50)
Unearned tuition	(5,035)	583
Other liabilities	(231)	(32)
Total adjustments	(3,101)	578
Net cash used in operating activities	(9,169)	(6,305)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(501)	(759)
Proceeds from sale of property and equipment	428	80
Net cash used in investing activities	(73)	(679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(386)	(32,500)
Reclassifications of payments of borrowings from restricted cash	-	30,000
Reclassifications of proceeds of borrowings from restricted cash	(5,016)	-
Payment of deferred finance fees	(645)	-
Proceeds from borrowings	-	2,500
Net share settlement for equity-based compensation	(101)	(21)
Principal payments under capital lease obligations	(2,864)	(114)
Net cash used in financing activities	(9,012)	(135)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,254)	(7,119)
CASH AND CASH EQUIVALENTS—Beginning of period	38,420	12,299
CASH AND CASH EQUIVALENTS—End of period	$20,166	$5,180

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2016	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,473	$1,483
Income taxes	$78	$-
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$602	$48

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities – Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”) provide diversified career-oriented post-secondary education to recent high school graduates and working adults. The Company currently operates 30 schools in 15 states and offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under the Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In the first quarter of 2015, the Company reorganized its operations into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions, and (c) Transitional which refers to businesses that are currently being phased out.  In November, 2015, the Company’s Board of Directors approved a plan for the Company to divest 17 of the 18 schools included in its Healthcare and Other Professions business segment and, then, in December, 2015, the Board of Directors approved a plan to cease operations of the remaining school in this segment located in Hartford, Connecticut. The Hartford school is scheduled to close in the fourth quarter of 2016.  Divestiture of the Healthcare and Other Professions business segment marks a shift in the Company’s business strategy intended to enable the Company to focus its energy and resources predominantly on Transportation and Skilled Trades though some other programs will continue to be available at some campuses.  The results of operations of the 17 campuses included in the Healthcare and Other Professions segment that are being divested are reflected as discontinued operations in the condensed consolidated financial statements.

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have hindered potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months.  At March 31, 2016, the Company’s sources of cash primarily included cash from operations, and cash and cash equivalents of $47.8 million (of which $27.6 million is restricted). The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the current sources of capital that will provide short term liquidity, the Company plans to sell approximately $29.6 million in assets net of liabilities, which are currently classified as held for sale and are expected to be sold within one year from the date of classification of which up to $10 million will be required to pay down debt.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2015 consolidated financial statements and related disclosures of the Company included in the Annual Report on Form 10-K filed with the SEC on March 10, 2016, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Index
Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions including those related to revenue recognition, bad debts, impairments, fixed assets, income taxes, benefit plans and certain accruals.  Actual results could materially differ from those estimates.

New Accounting Pronouncements – In March 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. Further, tax benefits should be recognized regardless of whether the benefits reduce taxes payable in the current period.  Under the previous U.S. GAAP, excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Also, under the previous U.S. GAAP, excess tax benefits are not recognized until the deduction reduces taxes payable. The new guidance is effective for the Company on January 1, 2017, with earlier application permitted in any interim or annual period. The Company is currently evaluating the impact of ASU No. 2016-09, however it is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB amended the Accounting Standards Codification (“ASC”) by creating ASC Topic 842, Leases. ASC Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S.GAAP and ASC Topic 842 is the recognition under ASC 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S.GAAP. The new guidance, effective for the Company on January 1, 2019, with earlier application permitted, is being evaluated to determine if it will have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016 with early adoption permitted. The Company early adopted as of December 31, 2015.  It does not have a material impact on the Company’s consolidated results of operations, financial condition or the financial statement disclosures.

In April 2015, the FASB issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The guidance became effective for the Company on January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, with earlier application permitted as of the beginning of the fiscal year of adoption, did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in GAAP.  In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  In August 2015, the FASB issued ASU2015-14 wherein it was approved to defer the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoptions on a limited basis.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2016 and 2015, the Company did not have any interest and penalties expense associated with uncertain tax positions.

Index
2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Basic shares outstanding	23,351,192	23,055,803
Dilutive effect of stock options	-	-
Diluted shares outstanding	23,351,192	23,055,803

For the three months ended March 31, 2016 and 2015, options to acquire 220,194 and 96,968 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported loss per share would have been antidilutive.  For the three months ended March 31, 2016 and 2015, options to acquire 316,525 and 758,338 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported loss per share would have been antidilutive.

In 2013 and 2014, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of March 31, 2016, these performance conditions were not met for most of these shares.  As a result, the Company has determined most of these shares to be contingently issuable.  Accordingly, 73,827 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2016, and 226,106 shares have been excluded for the three months ended March 31, 2015.  Refer to Note 6 for more information on performance shares.

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

The results of operations at these 17 campuses for the three months ended March 31, 2016 and March 31, 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$27,201	$29,046

Income (loss) before income tax	61	(741)
Income tax benefit		-
Net income (loss) from discontinued operations	$61	$(741)

On December 3, 2015, the Board of Directors approved a plan to cease operations at the Hartford, Connecticut school which is scheduled to close in the fourth quarter of 2016 and is included in the Transitional segment.

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There was no long-lived asset impairment during the three months ended March 31, 2016 and 2015.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.   The Company concluded that as of March 31, 2016 and 2015 there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at March 31, 2016 and 2015 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2016	$108,417	$(93,881)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2016	$108,417	$(93,881)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2015	$115,872	$(93,665)	$22,207
Adjustments	-	-	-
Balance as of March 31, 2015	$115,872	$(93,665)	$22,207

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Trade Name	Curriculum	Total
Gross carrying amount at December 31, 2015	310	160	470
Adjustments	-	-	-
Gross carrying amount at March 31, 2016	310	160	470

Accumulated amortization at December 31, 2015	308	112	420
Amortization	2	4	6
Accumulated amortization at March 31, 2016	310	116	426

Net carrying amount at March 31, 2016	$-	$44	$44

Weighted average amortization period (years)	7	10

Amortization of intangible assets was less than $0.1 million for each of the three months ended March 31, 2016 and 2015.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2016	$12
2017	16
2018	16
$44

Index
5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31, 2016	December 31, 2015
Term loan (a)	$41,287	$42,124
Finance obligation (b)	5,033	9,672
Capital lease-property (with a rate of 8.0%) (c)	-	3,899
	46,320	55,695
Less current maturities	(15,033)	(10,114)
	$31,287	$45,581

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

A portion of the proceeds of the Term Loan were used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the previously existing revolving credit facility, (ii) fund the $20.3 million cash collateral account securing the portion of the Term Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the previously existing revolving credit facility that remain outstanding after the termination of that facility and (iv) pay transaction expenses in connection with the Term Loan and the termination of the previously existing revolving credit facility.  The remaining proceeds of the Term Loan of approximately $11.0 million may be used by the Company to finance capital expenditures and for general corporate purposes consistent with the terms of the Credit Agreement.

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

Index
The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  The Company was in compliance with all covenants as of December 31, 2015.  Subsequent to the 2015 fiscal year end, pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  In the event that the Company elects to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment, the Company will be required to prepay on or before January 15, 2017, without prepayment penalty, amounts outstanding under the Term Loan up to $4 million.

The Credit Agreement contains events of default, the occurrence and continuation of which provide the Company’s lenders with the right to exercise remedies against the Company and the collateral securing the Term Loan, including the Company’s cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the Term Loan, a breach of covenants under the Credit Agreement, the Company’s insolvency and the insolvency of its subsidiaries, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness, and a final judgment against the Company in an amount greater than $1,000,000.

Also, in connection with the Term Loan, the Company paid to the Agent a commitment fee of $1.0 million on the Closing Date and is required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan were $2.8 million during fiscal year 2015. During the first quarter of 2016, in connection with the effectiveness of the Second Amendment, the Company paid loan modification fees of $0.5 million.  These deferred finance fees are netted against the term loan on the condensed consolidated balance sheet and amortized to interest expense on the condensed consolidated statement of operations.

For the three months ended March 31, 2016 and 2015, the Company had $34.3 million and $34.7 million outstanding under our term loan agreement; offset by $3.0 million and $2.5 million of deferred finance fees, respectively.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retained a continuing involvement in the lease and as a result it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company had treated this transaction as a finance lease. In January 2016, the lease was amended to cure certain provisions of the agreement related to continuing involvement and thus achieved sales treatment.  In the first quarter of 2016, the lease was converted to an operating lease and rent payments are included in educational, services and facilities expense in the condensed consolidated statement of operations.  In addition, the finance obligation, net of land and buildings, is being amortized straight-line through December 31, 2016.

(c) In 2009, the Company assumed real estate capital lease in Fern Park, Florida. On February 27, 2015, the Company’s Board of Directors approved a plan to cease operations at the Fern Park, Florida school which closed in the first quarter of 2016.  In connection with the closure of the Fern Park, Florida school, on February 12, 2016 the Company paid a $2.8 million lease termination fee to its landlord in connection with the early termination of a lease agreement under which the Company leased real property in Fern Park, Florida for a term continuing through October 31, 2032.  The amended lease agreement subsequently expired on April 10, 2016.

Scheduled maturities of long-term debt and lease obligations at December 31, 2015 are as follows:

Year ending December 31,
2016	$10,000
2017	2,308
2018	3,462
2019	28,497
$44,267

The finance obligation of $5.0 million is excluded from the scheduled maturities schedule as it is a non-cash liability.

6.	STOCKHOLDERS’ EQUITY

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

For the three months ended March 31, 2016 and 2015, the Company completed a net share settlement for 35,278 and 9,208 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2016 and/or 2015, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of less than $0.1 million for each of the three months ended March 31, 2016 and 2015, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2015	450,494	$3.69
Canceled	(26,200)	5.63
Vested	(92,148)	3.96

Nonvested restricted stock outstanding at March 31, 2016	332,146	3.46

The restricted stock expense for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.3 million, respectively. The unrecognized restricted stock expense as of March 31, 2016 and December 31, 2015 was $0.8 million and $1.3 million, respectively.  As of March 31, 2016, outstanding restricted shares under the LTIP had aggregate intrinsic value of $0.8 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	246,167	$12.52	3.98 years	$-
Canceled	(7,500)	11.99		-

Outstanding at March 31, 2016	238,667	12.54	3.80 years	-

Vested or expected to vest	238,667	12.54	3.80 years	-

Exercisable as of March 31, 2016	238,667	12.54	3.80 years	-

As of March 31, 2016, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At March 31, 2016
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	165,167	4.10	$9.46	165,167	$9.46
$14.00-$19.99	42,500	2.23	18.61	42,500	18.61
$20.00-$25.00	31,000	4.35	20.62	31,000	20.62

	238,667	3.80	12.54	238,667	12.54

7.	INCOME TAXES

The provision for income taxes for the each of the three months ended March 31, 2016 and 2015 was $0.1 million, or 0.8% of pretax loss.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a valuation allowance on its net deferred tax assets as of March 31, 2016.

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

Index
On July 13, 2015, the Commonwealth of Massachusetts filed a complaint against the Company in the Suffolk County Superior Court alleging certain violations of the Massachusetts Consumer Protection Act since at least 2010 and continuing through 2013.  At the same time, the Company agreed to the entry of a Final Judgment by Consent in order to avoid the time, burden, and expense of contesting such liability.  As part of the Final Judgment by Consent, the Company denied all allegations of wrongdoing and any liability for the claims asserted in the complaint.  The Company, however, paid the sum of $850,000 to the Massachusetts Attorney General and agreed to forgive $165,000 of debt consisting of unpaid balances owed to the Company by certain graduates in the sole discretion of the Massachusetts Attorney General.  The Final Judgment by Consent also provided certain requirements for calculation of job placement rates in Massachusetts and imposed certain disclosure obligations that are consistent with the regulations that have been previously enacted by the Massachusetts Attorney General’s Office.

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

9.	SEGMENTS

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

Transitional – Transitional refers to operations that are being phased out and consists of the Company’s Fern Park, Florida and Hartford, Connecticut campuses.  Each school employs a gradual teach-out process that enables the school to continue to operate while current students complete their course of study. These schools are no longer enrolling new students.  The Fern Park, Florida campus was taught out as of March 31, 2016.  On December 3, 2015, the Company announced it was teaching out the Hartford, Connecticut campus. The teach-out at the Hartford, Connecticut campus is expected to be complete by December 2016.

The Company evaluates segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
Transportation and Skilled Trades	$42,271	97.3%	$44,844	94.1%	$3,365	$4,976
Transitional	1,172	2.7%	2,830	5.9%	(2,966)	(1,823)
Corporate	-	0.0%	-	0.0%	(6,723)	(7,989)
Total	$43,443	100.0%	$47,674	100.0%	$(6,324)	$(4,836)

	Total Assets
	March 31, 2016	December 31, 2015
Transportation and Skilled Trades	$86,842	$90,045
Transitional	46,548	1,795
Corporate	55,951	69,999
Discontinued Operations	959	45,911
Total	$190,300	$207,750

10.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	March 31, 2016
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$20,166	$20,166	$-	$-	$20,166
Restricted cash	7,371	7,371	-	-	7,371
Prepaid expenses and other current assets	3,190	-	3,190	-	3,190
Noncurrent restricted cash	20,266	20,266	-	-	20,266

Financial Liabilities:
Accrued expenses	$12,767	$-	$12,767	$-	$12,767
Other short term liabilities	239	-	239	-	239
Term loan	41,287	-	31,171	-	31,171

The fair value of the Term loan is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments

The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash and Noncurrent restricted cash approximate fair value because they are highly liquid.

The carrying amounts reported on the Condensed Consolidated Balance Sheets for Prepaid expenses and other current assets, Acrued expenses and Other short term liabilities approximate fair value due to the short-term nature of these items.

Index
11.	SUBSEQUENT EVENT

On April 12, 2016, the Company and its wholly-owned subsidiaries (collectively with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Amendment”) with Sterling National Bank (the “Bank”) under which the Bank has agreed to issue letters of credit from time to time at 100% margin against available funds in a cash collateral account maintained by the Borrowers at the Bank.  The maximum availability under the facility is $9,500,000.  The Borrowers will pay the Bank a letter of credit fee equal to 1.75% on the daily amount available to be drawn under each outstanding letter of credit, which fee is payable in quarterly installments in arrears.  The facility matures on April 1, 2017 and replaces a letter of credit facility with a prior lender.  The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default customary for facilities of this type.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto filed in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2015, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2015.

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 30 schools in 15 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under the Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In the first quarter of 2015, we reorganized our operations into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions, and (c) Transitional which refers to businesses that are currently being phased out.  In November, 2015, the Board of Directors of the Company approved a plan for the Company to divest 17 of 18 of the schools included in its Healthcare and Other Professions business segment.  Then, in December 2015, the Board of Directors approved a plan to cease operations of the remaining schools in the healthcare and Other Professions segment in Hartford, Connecticut.  That school is scheduled to close in the fourth quarter of 2016.  Implementation of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.  This divestiture marks a shift in our business strategy will enable us to focus energy and resources predominantly on Transportation and Skilled Trades though some other programs will continue to be available at some campuses.  The results of operations of the 17 campuses slated for divestiture are reflected as discontinued operations in the condensed consolidated financial statements.

As of March 31, 2016, we had 12,102 students enrolled at 30 campuses in our programs (6,806 students enrolled at 13 campuses that are included in continuing operations).

Index
Discontinued Operations

The results of operations at these 17 campuses, discussed above, for the three months ended March 31, 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$27,201	$29,046

Income (loss) before income tax	61	(741)
Income tax benefit		-
Net income (loss) from discontinued operations	$61	$(741)

Critical Accounting Policies and Estimates

Our discussions of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, impairments, fixed assets, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.  The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles.  We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

The Company evaluates whether collectability of revenue is reasonably assured prior to the student attending class and reassesses collectability of tuition and fees when a student withdraws from a course.  The Company calculates the amount to be returned under Title IV and its stated refund policy to determine eligible charges.  If there is a balance due from the student after this calculation, the Company expects payment from the student and the Company has a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  The Company continuously monitors its historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as the Company generally does not recognize tuition revenue in its consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of its refund policies, the Company may be entitled to incremental revenue on the day the student withdraws from one of its schools. Prior to the year-ended December 31, 2015, the Company recorded this incremental revenue, any related student receivable and any estimate of the amount it did not expect to collect as bad debt expense during the quarter a student withdrew based on its analysis of the collectability of such amounts on an aggregate student portfolio basis, for which the Company had significant historical experience. Beginning in the three months ended December 31 2015, the Company recorded revenue for students who withdraw from one of its schools when payment is received because collectability on an individual student basis is not reasonably assured. The Company determined incremental revenue recognized for students who withdrew during the nine-months ended September 30, 2015 to be an immaterial error which was corrected during the fourth quarter of 2015. This resulted in a reduction of net revenues by $0.3 million and bad debt expense by $0.2 million, which resulted in an increase to the loss from continuing operations of $0.1 million for the year ended December 31, 2015. Additionally, this correction reduced net student receivables from continuing operations by $0.1 million.  Prior year amounts, including quarterly financial results were not restated because the effects were not material.

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

Our bad debt expense as a percentage of revenue for the three months ended March 31, 2016 and 2015 was 4.9% and 4.8%, respectively.  Bad debt expense was negatively impacted primarily by our Transitional business segment and the closing of our Fern Park, Florida campus.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for the three months ended March 31, 2016 and 2015 would have resulted in an increase in bad debt expense of $0.4 million and $0.5 million, respectively.

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

There was no goodwill impairment during the three months ended March 31, 2016 and 2015.

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

There was no long-lived asset impairment during the three months ended March 31, 2016 and 2015.

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial information as compared to target financial achievements and key performance objectives.  Although our recorded liability for bonuses is based on our best estimate of the obligation, actual results could differ and require adjustment of the recorded balance.

Income taxes. We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2016 and 2015, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.  The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	53.3%	48.1%
Selling, general and administrative	62.2%	62.2%
Gain on sale of assets	-0.9%	-0.1%
Total costs and expenses	114.6%	110.1%
Operating loss	-14.6%	-10.1%
Interest expense, net	0.6%	-2.7%
Loss from continuing operations before income taxes	-14.0%	-12.8%
Provision for income taxes	0.1%	0.1%
Loss from continuing operations	-14.1%	-12.9%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Consolidated Results of Operations

Revenue.   Revenue decreased by $4.2 million, or 8.9%, to $43.4 million for the three months ended March 31, 2016 from $47.7 million in the prior comparable period of 2015.  The decrease was a result of a 12.0% decline in average student population, which decreased to approximately 6,700 as of March 31, 2016 from 7,600 for the prior year comparable quarter.  Contributing to the decrease in the Company’s revenue was starting 2016 with approximately 800, or 10.7%, fewer students than we had on January 1, 2015.  Partially offsetting the decrease in revenue was an increase of 3.4% in average revenue per student for the three months ended March 31, 2016.

We continue to face several challenges in sustaining our student population levels including the impact Department of Education (“DOE”) incentive compensation regulations have on compensation practices for our admissions representatives, a low national unemployment rate and increased competition from peers and community colleges.  We remain focused on our strategy to fully divest our Healthcare and Other Professions segment  and continue to form partnership relationships to increase student population.

Index
Educational services and facilities expense.   Our educational services and facilities expense increased by $0.2 million, or 1.0%, to $23.1 million for the three months ending March 31, 2016 from $22.9 million in the prior year comparable period.

The increase in expense was primarily due to an increase in our facilities expense of $1.0 million, or 9.9% resulting from a) additional depreciation expense as a result of the reclassification of one campus out of held for sale at of December 31, 2015; b) increased rent expense resulting from the modification of a lease at three of our campuses which were previously accounted for as finance obligations under which rent payments were previously included in interest expense; and c) the conversion of the lease for our Hartford, Connecticut campus from a capital lease to an operating lease during the quarter ended March 31, 2016.

Our instructional expense decreased by $0.9 million, or 8.0% as a result of a reduction in the number of instructors and other related costs resulting from lower average student population, partially offset by an increase in books and tools expense resulting from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand their overall learning experience.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, increased to 53.3% from 48.1%.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $2.6 million, or 8.9%, to $27.0 million for the three months ended March 31, 2016 from $29.6 million in the prior comparable period of 2015.

Administrative expense was lower by $1.6 million, or 9.1%, as a result of approximately $2.0 million in reduced salaries and benefit costs due to a smaller workforce as the Company continues to realign its cost structure to meet long-term strategic goals partially offset by approximately $0.7 million in severance paid during the three months ended March 31, 2016.  Bad debt expense as a percentage of revenue was 4.9% for the three months ended March 31, 2016, compared to 4.8% for the same period in 2015.  Bad debt expense was negatively impacted primarily by our Transitional segment including the closing of our Fern Park, Florida campus.

Sales and marketing expenses decreased by $0.9 million, or 9%, as a result of a reduction of $0.4 million in sales expense coupled with a reduction in marketing spending of $0.5 million. The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of our implementation of a centralized call center, reducing travel costs and salary expense.

As a percentage of revenues, selling, general and administrative expense remained essentially flat at 62.2% for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

Net interest expense.    For the three months ended March 31, 2016 our net interest expense remained essentially flat at $1.5 million.  There was an increase in our interest expense of $0.8 primarily resulting from our new term loan agreement which was offset by the transition of our finance obligation at three of our campuses to operating leases coupled with the lease termination agreements for our Fern Park, Florida and Hartford, Connecticut facilities which were previously accounted for as a capital leases.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.8% of pretax loss in the first quarter of 2016, compared to $0.1 million, or 0.8% of pretax loss in the prior year period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  On November 3, 2015, the Company’s Board of Directors approved a plan to divest 17 of the 18 schools included in the Company’s Healthcare and Other Professions business segment.  The 17 campuses associated with this decision are reported in discontinued operations on the condensed consolidated statements of operations.   On December 3, 2015, our Board of Directors approved a plan to cease operations at the remaining school in this segment, located in Hartford, Connecticut, which is scheduled to close in the fourth quarter of 2016.   The Company reviewed how it is structured and changed its organization, including reorganizing its Group Presidents to oversee each of the reporting segments.  By aggregating the remaining 14 operating segments into two reporting segments, the Company is better able to allocate financial and human resources to respond to its markets with the goal of improving its profitability and competitive advantage.

Index
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

Transitional – Transitional refers to operations that are being phased out and consists of our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  In the first quarter of 2015, we announced that we are teaching out our campus in Fern Park, Florida and in December 2015, we announced that we are teaching out our campus in Hartford Connecticut.  The teach-out at our Fern Park, Florida campus has been completed as of March 31, 2016 and the teach-out of our Hartford Connecticut campus is expected to be completed in December 2016.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table present results for our two reportable segments:

	Three Months Ended March 31,
	2016	2015	% Change
Revenue:
Transportation and Skilled Trades	$42,271	$44,844	-5.7%
Transitional	1,172	2,830	-58.6%
Total	$43,443	$47,674	-8.9%

Operating Income (Loss):
Transportation and Skilled Trades	$3,365	$4,976	-32.4%
Transitional	(2,966)	(1,823)	-62.7%
Corporate	(6,723)	(7,989)	15.8%
Total	$(6,324)	$(4,836)	-30.8%

Starts:
Transportation and Skilled Trades	1,660	1,787	-7.1%
Transitional	-	82	-100.0%
Total	1,660	1,869	-11.2%

Average Population:
Transportation and Skilled Trades	6,553	7,223	-9.3%
Transitional	162	406	-60.1%
Total	6,715	7,629	-12.0%

End of Period Population:
Transportation and Skilled Trades	6,684	7,215	-7.4%
Transitional	122	375	-67.5%
Total	6,806	7,590	-10.3%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Transportation and Skilled Trades
Revenue decreased to $42.3 million in the first three months of 2016, as compared to $44.8 million in the comparable period, primarily driven by a 9.3% decline in average population which decreased to approximately 6,600 from 7,200 in the prior year comparable period.  Average revenue was 3.8% as of March 31, 2016.

 Operating income decreased by $1.6 million, or 32.3%, to $3.4 million from $5.0 million mainly driven by the following factors:

•	Educational services and facilities expense increased by $0.1 million comprised of a $0.5 million, or 5.6%, increase in facilities expense, primarily due to increased depreciation expense as a result of the reclassification of one campus out of held for sale as of December 31, 2015; increased rent expense resulting from the modification of a lease at three of our campuses which were previously accounted for as finance obligations under which rent payments were previously included in interest expense; and increased books and tools expenses resulting from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand their overall learning experience. Partially offsetting the increase in depreciation expense, rent expense and books and tools expense was a $0.5 million, or 5.2% decrease in instructional expense as a result of realigning our cost structure to meet our population.
•	Selling, general and administrative expenses decreased by $1.1 million comprised of a $0.4 million, or 3.7%, reduction in sales and marketing expenses mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of implementing a centralized call center, reducing travel costs and salary expense; and a $0.7 million reduction in administrative expenses which was primarily the result of a decrease in salaries and benefits, lower bad debt expense and reduced legal expenses. The improvement in bad debt expense was mainly the result of an improvement in current collections.

Index
Transitional
This segment consists of our Fern Park, Florida and Hartford, Connecticut campuses where we have ceased student enrollment.  Our Fern Park, Florida campus has fully taught out all of its existing students and is officially closed as of March 31, 2016, while our Hartford, Connecticut campus is currently still teaching out the remaining students through December 2016.

Revenue decreased by $1.7 million, or 58.6%, to $1.2 million as of March 31, 2016 from $2.8 million, in the prior year comparable period.  This decrease is mainly attributable to the closing of our Fern Park, Florida campus and the suspension of new student enrollment at our Hartford, Connecticut location which took effect in the fourth quarter of 2015.

Operating loss increased by $1.1 million, or 62.9%, to $3.0 million from $1.8 million resulting primarily from revenue decline.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $1.3 million, or 15.8% to $6.7 from $8.0 million as of March 31, 2016, as compared to the first quarter of 2015. This decrease was primarily a result of management cost restructuring efforts by the Company to meet its long term strategic goals and objectives partially offset by $0.7 million of severance paid during the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our term loan facility. The following chart summarizes the principal elements of our cash flow:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(9,169)	$(6,305)
Net cash used in investing activities	(73)	(679)
Net cash used in financing activities	(9,012)	(135)

As of March 31, 2016, we had cash and cash equivalents of $47.8 million, including restricted cash of $27.6 million representing a decrease of approximately $13.2 as compared to $61.0 million of cash, cash equivalents and restricted cash as of December 31, 2015.  This decrease is primarily the result of a net loss during the quarter of approximately $6.1 million:$2.9 million lease termination fee paid in connection with the termination of the lease for our Fern Park, Florida campus: $0.7 million loan modification fees paid to our lender in relation to an amendment of our new term loan agreement: and, $0.7 million in severance paid during the three months ended March 31, 2016.

For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have hindered potential students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months.  As of March 31, 2016, our available sources of cash primarily include cash from operations and cash and cash equivalents of $20.2.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we leveraged our owned real estate that is not classified as held for sale.  We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

In addition to the current sources of capital that will provide short term liquidity, we plan to sell approximately $29.6 million in assets net of liabilities, which are currently classified as held for sale and are expected to be sold within one year from the date of classification in which up to $10 million will be required to pay down debt.

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

Index
As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A, included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Operating Activities

Net cash used in operating activities was $9.2 million for the three months ended March 31, 2016 compared to $6.3 million for the comparable period of 2015.  The $2.9 million decrease in net cash primarily resulted from an increase in unearned tuition which was offset by other working capital items.

Investing Activities

Net cash used in investing activities was $0.1 million compared to $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program build outs. During 2016 we sold assets of $0.4 million.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; West Palm Beach, Florida; Nashville, Tennessee; Suffield, Connecticut; and Denver, Colorado.  We have 17 schools that are held for sale.

Capital expenditures are expected to approximate 2% of revenues in 2016.  We expect to fund future capital expenditures with cash generated from operating activities and cash borrowed under our term loan.

Financing Activities

Net cash used in financing activities was $9.0 million as compared to $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $8.9 million was due to $2.9 million in lease termination payments resulting from the termination of our lease agreement for our Fern Park, Florida campus and the reclassification of $5.0 million to restricted cash.

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

A portion of the proceeds of the Term Loan were used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the previously existing revolving credit facility, (ii) fund the $20.3 million cash collateral account securing the portion of the Term Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the previously existing revolving credit facility that remain outstanding after the termination of that facility and (iv) pay transaction expenses in connection with the Term Loan and the termination of the previously existing revolving credit facility.  The remaining proceeds of the Term Loan of approximately $11.0 million may be used by the Company to finance capital expenditures and for general corporate purposes consistent with the terms of the Credit Agreement.

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

Index
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

The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  Pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  In the event that the Company elects to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment, the Company will be required to prepay on or before January 15, 2017, without prepayment penalty, amounts outstanding under the Term Loan up to $4 million.  The Company was in compliance with all financial covenants as of March 31, 2016.

The Credit Agreement contains events of default, the occurrence and continuation of which provide the Company’s lenders with the right to exercise remedies against the Company and the collateral securing the Term Loan, including the Company’s cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the Term Loan, a breach of covenants under the Credit Agreement, the Company’s insolvency and the insolvency of its subsidiaries, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness, and a final judgment against the Company in an amount greater than $1,000,000.

Also, in connection with the Term Loan, the Company paid to the Agent a commitment fee of $1.0 million on the Closing Date and is required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan were $2.8 million during fiscal year 2015, which are included in deferred finance charges on the condensed consolidated balance sheet.  During the first quarter of 2016, in connection with the effectiveness of the Second Amendment, the Company paid to the Agent a loan modification fee of $0.5 million.

The following table sets forth our long-term debt (in thousands):

	March 31, 2016	December 31, 2015
Term loan	$41,287	$42,124
Finance obligation	5,033	9,672
Capital lease-property (with a rate of 8.0%)	-	3,899
	46,320	55,695
Less current maturities	(15,033)	(10,114)
	$31,287	$45,581

As of March 31, 2016, we had outstanding loan commitments to our students of $32.0 million, as compared to $33.4 million at December 31, 2015.  Loan commitments, net of interest that would be due on the loans through maturity, were $23.8 million at March 31, 2016, as compared to $24.8 million at December 31, 2015.  Loan commitments decreased as a result of lower population and fewer campuses.

Index
Contractual Obligations

Long-term Debt.  As of March 31, 2016, our current portion of long-term debt and our long-term debt consisted of borrowings under our Term Loan and the finance obligation in connection with our sale-leaseback transaction in 2001.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan (including interest)	$57,110	$14,662	$12,905	$29,543	$-
Operating leases	109,992	21,016	37,056	26,537	25,383
Total contractual cash obligations	$167,102	$35,678	$49,961	$56,080	$25,383

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016, except for surety bonds.  As of March 31, 2016, we posted surety bonds in the total amount of approximately $14.9 million.  Cash collateralized letters of credit of $7.4 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Outlook

Similar to many companies in the proprietary education sector, we have experienced significant deterioration in student enrollments over the last several years. This can be attributed to many factors including the economic environment and numerous regulatory changes such as changes to admissions advisor compensation policies, elimination of the ability-to-benefit (“ATB”), changes to the 90/10 Rule and cohort default rates, gainful employment and modifications to Title IV amounts and eligibility. While the industry has not returned to growth the trends are far more stable as declines have slowed.

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

Index
To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have entered into a new term loan described above and continue to have the ability to sell our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

On November 3, 2015, our Board of Directors approved a plan for us to divest our Healthcare and Other Professions business segment.  Implementation of the plan results in our operations focused solely on the Transportation and Skilled Trades business segment.  Due to the Board’s decision to divest the Healthcare and Other Professions business segment, this segment was classified as discontinued operations and asset and liabilities classified as held for sale.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On July 31, 2015, the Company repaid in full and terminated a previously existing revolving line of credit with the proceeds of a new $45 million Term Loan.  Our obligations under the Term Loan are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings bear interest at the rate of 11.0% as of March 31, 2016.  As of March 31, 2016, we had $44.3 million outstanding under the Term Loan.

Based on our outstanding debt balance as of March 31, 2016, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.4 million, or $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

On November 21, 2012, the Company received a Civil Investigative Demand from the Attorney General of the Commonwealth of Massachusetts relating to its investigation of whether the Company and certain of its academic institutions have complied with certain Massachusetts state consumer protection laws.  On July 29, 2013, and January 17, 2014, the Company received additional Civil Investigative Demands pursuant to which the Massachusetts Attorney General requested from the Company and certain of its academic institutions in Massachusetts documents and detailed information for the time period from January 1, 2008 to the present.

On July 13, 2015, the Commonwealth of Massachusetts filed a complaint against the Company in the Suffolk County Superior Court alleging certain violations of the Massachusetts Consumer Protection Act since at least 2010 and continuing through 2013.  At the same time, the Company agreed to the entry of a Final Judgment by Consent in order to avoid the time, burden, and expense of contesting such liability.  As part of the Final Judgment by Consent, the Company denied all allegations of wrongdoing and any liability for the claims asserted in the complaint.  The Company, however, paid the sum of $850,000 to the Massachusetts Attorney General and has agreed to forgive $165,000 of debt consisting of unpaid balances owed to the Company by certain graduates in the sole discretion of the Massachusetts Attorney General.  The Final Judgment by Consent also provided certain requirements for calculation of job placement rates in Massachusetts and imposed certain disclosure obligations that are consistent with the regulations that have been previously enacted by the Massachusetts Attorney General’s Office.

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

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Separation and Release Agreement, dated as of January 15, 2016 between the Company and Kenneth M Swisstack (1).

10.2
Second Amendment to the Credit Agreement, dated as of February 29, 2016, among Lincoln Educational Services Corporation and its wholly owned subsidiaries, the Lenders party thereto and HPF Service, LLC, as Administrative Agent and Tranche A Collateral Agent (2).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Form 8-K filed January 22, 2016.
(2)	Incorporated by reference to the Company’s Form 8-K filed March 4, 2016.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 6, 2016	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer