Form 10-Q
period 2016-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2016-08-09
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Executive Drive, Suite 340 West Orange, NJ	07052 (Zip Code)
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

As of August 2, 2016, there were 23,817,014 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,950	$38,420
Restricted cash	6,555	7,362
Accounts receivable, less allowance of $8,604 and $9,126 at June 30, 2016 and December 31, 2015, respectively	11,671	9,613
Inventories	1,278	1,043
Prepaid income taxes and income taxes receivable	314	349
Assets held for sale	46,029	45,911
Prepaid expenses and other current assets	2,630	2,566
Total current assets	79,427	105,264

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $121,361 and $122,037 at June 30, 2016 and December 31, 2015, respectively	59,079	66,508

OTHER ASSETS:
Noncurrent restricted cash	20,273	15,259
Noncurrent receivables, less allowance of $660 and $797 at June 30, 2016 and December 31, 2015, respectively	4,567	4,993
Goodwill	14,536	14,536
Other assets, net	1,116	1,190
Total other assets	40,492	35,978
TOTAL	$178,998	$207,750

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	June 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$10,000	$10,000
Current portion of capital lease obligations	-	114
Current portion of finance obligation	3,355	-
Unearned tuition	15,159	21,390
Accounts payable	11,892	12,863
Accrued expenses	10,142	12,157
Liabilities held for sale	14,719	14,236
Other short-term liabilities	208	686
Total current liabilities	65,475	71,446

NONCURRENT LIABILITIES:
Long-term loan	31,510	32,124
Long-term capital lease obligations	-	3,785
Long-term finance obligation	-	9,672
Pension plan liabilities	5,537	5,549
Accrued rent	3,673	4,177
Total liabilities	106,195	126,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, no par value - authorized: 100,000,000 shares at June 30, 2016 and December 31, 2015; issued and outstanding: 30,768,433 shares at June 30, 2016 and 29,727,555 shares at December 31, 2015	141,377	141,377
Additional paid-in capital	27,860	27,292
Treasury stock at cost - 5,910,541 shares at June 30, 2016 and December 31, 2015	(82,860)	(82,860)
(Accumulated deficit) retained earnings	(6,946)	2,260
Accumulated other comprehensive loss	(6,628)	(7,072)
Total stockholders' equity	72,803	80,997
TOTAL	$178,998	$207,750

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE	$41,894	$44,739	$85,337	$92,413
COSTS AND EXPENSES:
Educational services and facilities	21,667	22,511	44,811	45,425
Selling, general and administrative	23,072	26,595	50,084	56,234
(Gain) loss on sale of assets	(6)	8	(395)	(35)
Total costs & expenses	44,733	49,114	94,500	101,624
OPERATING LOSS	(2,839)	(4,375)	(9,163)	(9,211)
OTHER:
Interest income	8	12	72	21
Interest expense	(1,522)	(1,541)	(3,094)	(3,029)
Other income	1,678	359	3,431	582
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,675)	(5,545)	(8,754)	(11,637)
PROVISION FOR INCOME TAXES	50	50	100	100
LOSS FROM CONTINUING OPERATIONS	(2,725)	(5,595)	(8,854)	(11,737)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(413)	(2,010)	(352)	(2,751)
NET LOSS	$(3,138)	$(7,605)	$(9,206)	$(14,488)
Basic
Loss per share from continuing operations	$(0.12)	$(0.24)	$(0.38)	$(0.51)
Loss per share from discontinued operations	(0.01)	(0.09)	(0.01)	(0.12)
Net loss per share	$(0.13)	$(0.33)	$(0.39)	$(0.63)
Diluted
Loss per share from continuing operations	$(0.12)	$(0.24)	$(0.38)	$(0.51)
Loss per share from discontinued operations	(0.01)	(0.09)	(0.01)	(0.12)
Net loss per share	$(0.13)	$(0.33)	$(0.39)	$(0.63)
Weighted average number of common shares outstanding:
Basic	23,448	23,132	23,400	23,094
Diluted	23,448	23,132	23,400	23,094

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(3,138)	$(7,605)	$(9,206)	$(14,488)
Other comprehensive income
Employee pension plan adjustments	222	231	444	462
Comprehensive loss	$(2,916)	$(7,374)	$(8,762)	$(14,026)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)
	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2016	29,727,555	$141,377	$27,292	$(82,860)	$2,260	$(7,072)	80,997
Net loss	-	-	-	-	(9,206)	-	(9,206)
Employee pension plan adjustments	-	-	-	-	-	444	444
Stock-based compensation expense
Restricted stock	1,079,267	-	675	-	-	-	675
Net share settlement for equity-based compensation	(38,389)	-	(107)	-	-	-	(107)
BALANCE - June 30, 2016	30,768,433	$141,377	$27,860	$(82,860)	$(6,946)	$(6,628)	$72,803

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2015	29,933,086	$141,377	$26,350	$(82,860)	$5,610	$(7,467)	$83,010
Net loss	-	-	-	-	(14,488)	-	(14,488)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	462	462
Stock-based compensation expense
Restricted stock	(16,356)	-	746	-	-	-	746
Stock options	-	-	33	-	-	-	33
Net share settlement for equity-based compensation	(49,075)	-	(104)	-	-	-	(104)
BALANCE - June 30, 2015	29,867,655	$141,377	$27,025	$(82,860)	$(8,878)	$(7,005)	$69,659

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,206)	$(14,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,094	7,244
Amortization of deferred finance charges	459	222
Gain on disposition of assets	(395)	(40)
Gain on capital lease termination	(3,355)	-
Fixed asset donation	(58)	(9)
Provision for doubtful accounts	6,587	7,449
Stock-based compensation expense	675	779
Deferred rent	(271)	(380)
(Increase) decrease in assets:
Accounts receivable	(8,570)	(11,143)
Inventories	(128)	(83)
Prepaid income taxes and income taxes receivable	35	30
Prepaid expenses and current assets	178	294
Other assets and charges	(1,044)	(880)
Increase (decrease) in liabilities:
Accounts payable	(1,097)	3,032
Accrued expenses	(88)	1,069
Unearned tuition	(7,908)	(4,728)
Other liabilities	(46)	(14)
Total adjustments	(8,932)	2,842
Net cash used in operating activities	(18,138)	(11,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,555)	(1,298)
Restricted Cash	816	-
Proceeds from sale of property and equipment	432	80
Net cash used in investing activities	(307)	(1,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(386)	(32,500)
Reclassifications of payments of borrowings from restricted cash	-	30,000
Reclassifications of proceeds of borrowings from restricted cash	(5,023)	-
Payment of deferred finance fees	(645)	(250)
Proceeds from borrowings	-	8,500
Net share settlement for equity-based compensation	(107)	(104)
Principal payments under capital lease obligations	(2,864)	(231)
Net cash used in financing activities	(9,025)	5,415
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,470)	(7,449)
CASH AND CASH EQUIVALENTS—Beginning of period	38,420	12,299
CASH AND CASH EQUIVALENTS—End of period	$10,950	$4,850

See notes to unaudited condensed consolidated financial statements.

Index
	Six Months Ended June 30,
	2016	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,782	$3,085
Income taxes	$112	$79
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,391	$206

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months.  At June 30, 2016, the Company’s sources of cash primarily included cash from operations, and cash and cash equivalents of $37.8 million (of which $26.8 million is restricted). The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the current sources of capital that will provide short term liquidity, the Company plans to sell approximately $31.3 million in assets net of liabilities, which are currently classified as held for sale and are expected to be sold within one year from the date of classification of which up to $10 million will be required to pay down debt. Please refer to Note 11 Subsequent Events.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2015 consolidated financial statements and related disclosures of the Company included in the Annual Report on Form 10-K filed with the SEC on March 10, 2016, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2016.

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

Index
New Accounting Pronouncements – In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. Further, tax benefits should be recognized regardless of whether the benefits reduce taxes payable in the current period.  Under the previous U.S. GAAP, excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Also, under the previous U.S. GAAP, excess tax benefits are not recognized until the deduction reduces taxes payable. The new guidance is effective for the Company on January 1, 2017, with earlier application permitted in any interim or annual period. The Company is currently evaluating the impact of ASU No. 2016-09, however it is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB amended the ASU by creating ASU Topic 842, Leases. ASU Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S. GAAP and ASU Topic 842 is the recognition under ASU 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance, effective for the Company on January 1, 2019, with earlier application permitted, is being evaluated to determine if it will have a material impact on the Company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The guidance, effective for the Company on January 1, 2016, with earlier application permitted as of the beginning of the fiscal year of adoption, did not have a material impact on the Company’s consolidated financial statements.

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

Index
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in GAAP.  In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  In August 2015, the FASB issued ASU 2015-14 which defers the effective date of revenue standard ASU 2014-09 by one year for all entities and permits early adoptions on a limited basis.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

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

Income Taxes – The Company accounts for income taxes in accordance with FASB Accounting Standards Code (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2016 and 2015, the Company did not have any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic shares outstanding	23,448,224	23,131,856	23,399,708	23,094,040
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	23,448,224	23,131,856	23,399,708	23,094,040

Index
For the three months ended June 30, 2016 and 2015, options to acquire 604,378 and 6,799 shares, respectively, were excluded from the above table because the Company reported a net loss for each quarter and, therefore, their impact on reported loss per share would have been antidilutive.  For the six months ended June 30, 2016 and 2015, options to acquire 412,286 and 51,673 shares, respectively, were excluded from the above table because the Company recorded a net loss for each quarter and, therefore, their impact on reported loss per share would have been antidilutive.  For the three and six months ended June 30, 2015, options to acquire 540,567 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

In 2013, and 2014, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of June 30, 2016, these performance conditions were not met for most of these shares.  As a result, the Company has determined that most of these shares are contingently issuable.  Accordingly, 73,827 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016, and 152,837 shares have been excluded for the three and six months ended June 30, 2015.  Refer to Note 6 for more information on performance shares.

3.	DISCONTINUED OPERATIONS

On November 3, 2015, the Board of Directors approved a plan for the Company to divest 17 of the 18 schools included in its Healthcare and Other Professions segment.  The planned divestiture of the Company’s Healthcare and Other Professions segment constitutes a strategic shift for the Company.  The results of operations of these campuses are reflected as discontinued operations in the condensed consolidated financial statements.  Implementation of the plan will result in the Company’s operations being focused solely on the Transportation and Skilled Trades segment.

The results of operations at these 17 campuses for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$26,186	$27,654	$53,387	$56,700

Loss before income tax	(413)	(2,010)	(352)	(2,751)
Income tax benefit	-	-	-	-
Net loss from discontinued operations	$(413)	$(2,010)	$(352)	$(2,751)

On December 3, 2015, the Board of Directors approved a plan to cease operations at the Hartford, Connecticut school which is scheduled to close in the fourth quarter of 2016 and is included in the Transitional segment.

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the three and six months ended June 30, 2016 and 2015.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.   The Company concluded that, as of June 30, 2016 and 2015, there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at June 30, 2016 and 2015 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2016	$108,417	$(93,881)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2016	$108,417	$(93,881)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2015	$115,872	$(93,665)	$22,207
Adjustments	-	-	-
Balance as of June 30, 2015	$115,872	$(93,665)	$22,207

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

	Trade Name	Curriculum	Total
Gross carrying amount at December 31, 2015	$310	$160	$470
Adjustments	-	-	-
Gross carrying amount at June 30, 2016	310	160	470

Accumulated amortization at December 31, 2015	308	112	420
Amortization	2	7	9
Accumulated amortization at June 30, 2016	310	119	429

Net carrying amount at June 30, 2016	$-	$41	$41

Weighted average amortization period (years)	7	10

Amortization of intangible assets was less than $0.1 million for each of the three and six months ended June 30, 2016 and 2015.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2016	$9
2017	16
2018	16
$41

Index
5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30, 2016	December 31, 2015
Term loan (a)	$41,510	$42,124
Finance obligation (b)	3,355	9,672
Capital lease-property (with a rate of 8.0%) (c)	-	3,899
	44,865	55,695
Less current maturities	(13,355)	(10,114)
	$31,510	$45,581

(a) On July 31, 2015, the Company entered into a credit agreement with three lenders, Alostar Bank of Commerce (“Alostar”), HPF Holdco, LLC and Rushing Creek 4, LLC, led by HPF Service, LLC, as administrative agent and collateral agent (the “Agent”), for an aggregate principal amount of $45 million (the “Term Loan”).  The July 31, 2015 credit agreement, along with subsequent amendments to the Credit Agreement dated December 31, 2015 and February 29, 2016, are collectively referred to as the “Credit Agreement.”  As of December 31, 2015 and prior to the effectiveness of a second amendment to the Credit Agreement on February 29, 2016 (the “Second Amendment”), the Term Loan consisted of a $30 million term loan (the “Term Loan A”) from HPF Holdco, LLC, Rushing Creek 4, LLC and Tiger Capital Group, LLC, secured by a first priority lien in favor of the Agent on substantially all of the real and personal property owned by the Company, and a $15 million term loan (the “Term Loan B”) from Alostar secured by a $15.3 million cash collateral account. Pursuant to the Second Amendment, the Company received an additional $5 million term loan from Alostar with which the Company repaid $5 million of the principal amount of the Term Loan A.  Accordingly, upon the effectiveness of the Second Amendment, the aggregate term loans outstanding under the Credit Agreement remained at approximately $45 million, consisting of an approximate $25 million Term Loan A and a $20 million Term Loan B.  In addition, pursuant to the Second Amendment, the amount of cash collateral securing the Term Loan B was increased to $20.3 million.  At the Company’s request, a percentage of the cash collateral may be released to the Company at the Agent’s sole discretion and with the consent of Alostar upon the satisfaction of certain criteria as outlined in the Credit Agreement.  The Term Loan, which matures on July 31, 2019, replaced a previously existing $20 million revolving credit facility with Bank of America, N.A. and other lenders, which was due to expire on April 5, 2016.  The previously existing revolving credit facility was terminated concurrently with the effective date of the Credit Agreement on July 31, 2015 (the “Closing Date”).

A portion of the proceeds of the Term Loan was used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the previously existing revolving credit facility, (ii) fund the $20.3 million cash collateral account securing the portion of the Term Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the previously existing revolving credit facility that remain outstanding after the termination of that facility and (iv) pay transaction expenses in connection with the Term Loan and the termination of the previously existing revolving credit facility.  The remaining proceeds of the Term Loan of approximately $11 million may be used by the Company to finance capital expenditures and for general corporate purposes consistent with the terms of the Credit Agreement.

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

The Term Loan may be prepaid, in whole or in part, at any time, subject to the payment of a prepayment premium equal to (i) 5% of the principal amount prepaid at any time up to but not including the second anniversary of the Closing Date and (ii) 3% of the principal amount prepaid at any time commencing on the second anniversary of the Closing Date up to but not including the third anniversary of the Closing Date.  In the event of any sale or other disposition of a school or real property by the Company permitted under the Term Loan, the net proceeds of such sale or disposition must be used to prepay the Loan in an amount determined pursuant to the Credit Agreement, subject to the applicable prepayment premium; provided, however, that no prepayment premium will be due with respect to up to $15 million of aggregate repayments of the Term Loan made during the first year that the Term Loan is outstanding.  A portion of the net cash proceeds of any disposition of a school in an amount determined pursuant to the terms of the Term Loan, must be deposited and held as cash collateral in a deposit account controlled by the Agent until the conditions for release set forth in the Term Loan are satisfied.  In connection with the assets which are currently classified as held for sale and are expected to be sold within one year, the Company is required to classify $10 million as short term debt due to the Term Loan prepayment minimum required with respect to any such disposition.

Index
The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  The Company was in compliance with all covenants as of June 30, 2016.  Subsequent to the 2015 fiscal year end, pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  In the event that the Company elects to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment, the Company will be required to prepay on or before January 15, 2017, without prepayment penalty, amounts outstanding under the Term Loan up to $4 million.

The Credit Agreement contains events of default, the occurrence and continuation of which provide the Company’s lenders with the right to exercise remedies against the Company and the collateral securing the Term Loan, including the Company’s cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the Term Loan, a breach of covenants under the Credit Agreement, the Company’s insolvency and the insolvency of its subsidiaries, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness, and a final judgment against the Company in an amount greater than $1 million.

Also, in connection with the Term Loan, the Company paid to the Agent a commitment fee of $1 million on the Closing Date and is required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan were $2.8 million during fiscal year 2015. During the first quarter of 2016, in connection with the effectiveness of the Second Amendment, the Company paid loan modification fees of $0.5 million.  These deferred finance fees are netted against the Term Loan on the condensed consolidated balance sheet and amortized to interest expense on the condensed consolidated statement of operations.

As of June 30, 2016 and December 31, 2015, the Company had $44.3 million and $44.7 million outstanding under the Term Loan; offset by $2.7 million and $2.5 million of deferred finance fees, respectively.

(b) The Company completed a sale and a leaseback of several facilities on December 28, 2001. The Company retained a continuing involvement in the lease and, as a result, it is prohibited from utilizing sale-leaseback accounting. Accordingly, the Company had treated this transaction as a finance lease. In January 2016, the lease was amended to cure certain provisions related to continuing involvement and, as a consequence, achieved sales treatment.  In the first quarter of 2016, the lease was converted to an operating lease and rent payments are included in educational, services and facilities expense in the condensed consolidated statement of operations.  In addition, the finance obligation, net of land and buildings, is being amortized straight-line through December 31, 2016.

(c) In 2009, the Company assumed a real estate capital lease for a property located in Fern Park, Florida having a term continuing through October 31, 2032.  On February 27, 2015, the Company’s Board of Directors approved a plan to cease operations of its school located at the Fern Park, Florida property, which school closed in the first quarter of 2016.  In connection with the closure of the Fern Park, Florida school, on February 12, 2016, the Company paid a $2.8 million lease termination fee to the landlord of the Fern Park, Florida property in connection with the amendment and early termination of the 2009 lease agreement.  The amended lease agreement subsequently expired on April 10, 2016.

(d)  On April 12, 2016, the Company entered into a credit agreement (the “L/C Agreement”) with Sterling National Bank (“Sterling” under which Sterling has agreed to issue letters of credit from time to time at 100% margin against available funds in a cash collateral account maintained by the Company at Sterling.  The maximum availability under the L/C Agreement is $9.5 million.  The Company will pay Sterling a letter of credit fee equal to 1.75% on the daily amount available to be drawn under each outstanding letter of credit, which fee is payable in quarterly installments in arrears.  The L/C Agreement matures on April 1, 2017 and replaces a letter of credit facility with a prior lender.  The L/C Agreement contains representations, warranties, affirmative and negative covenants and events of default customary for facilities of this type. As of June 30, 2016 there were no letters of credit outstanding under the L/C Agreement.

Index
Scheduled maturities of long-term debt and lease obligations at December 31, 2015 are as follows:

Year ending December 31,
2016	$10,000
2017	3,173
2018	3,462
2019	27,632
$44,267

The finance obligation of $3.4 million is excluded from the scheduled maturities schedule as it is a non-cash liability.

6.	STOCKHOLDERS’ EQUITY

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

On May 13, 2016, performance-based shares were granted which vest over two years on March 15, 2017 and March 15, 2018 based upon the attainment of a financial responsibility ratio during each fiscal year ending December 31, 2016 and 2017.  There is no vesting period on the right to vote or the right to receive dividends on any of the restricted shares.

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

For the six months ended June 30, 2016 and 2015, the Company completed a net share settlement for 38,389 and 49,075 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2016 and/or 2015, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.1 million or less for each of the three and six months ended June 30, 2016 and 2015, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2015	450,494	$3.69
Granted	1,105,487	1.67
Canceled	(26,200)	5.63
Vested	(244,029)	3.05

Nonvested restricted stock outstanding at June 30, 2016	1,285,752	2.03

The restricted stock expense for the three months ended June 30, 2016 and 2015 was $0.3 million and $0.4 million, respectively.  The restricted stock expense for the six months ended June 30, 2016 and 2015 was $0.7 million and $0.8 million, respectively. The unrecognized restricted stock expense as of June 30, 2016 and December 31, 2015 was $2.4 million and $1.3 million, respectively.  As of June 30, 2016, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.9 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	246,167	$12.52	3.98 years	$-
Canceled	(18,500)	14.92		-

Outstanding at June 30, 2016	227,667	12.33	3.73 years	-

Vested or expected to vest	227,667	12.33	3.73 years	-

Exercisable as of June 30, 2016	227,667	12.33	3.73 years	-

As of June 30, 2016, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At June 30, 2016
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	165,167	3.85	$9.46	165,167	$9.46
$14.00-$19.99	31,500	2.72	19.20	31,500	19.20
$20.00-$25.00	31,000	4.10	20.62	31,000	20.62

	227,667	3.73	12.33	227,667	12.33

Index
7.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2016 and 2015 was $0.1 million, or 1.9% of pretax loss, and $0.1 million, or 0.9% of pretax loss, respectively.  The provision for income taxes for the six months ended June 30, 2016 and 2015 was $0.1 million, or 1.1% of pretax loss, and $0.1 million, or 0.9% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a valuation allowance on its net deferred tax assets as of June 30, 2016.

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

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative articles in the press. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over 10 locations and exited its online business.  The Company reviewed how it has been structured and decided to change its organization to enable the Company to better allocate financial and human resources to respond to its markets and with the goal of improving its profitability and competitive advantage.  In the past, the Company offered any combination of programs at any campus.  The Company has changed its focus to program offerings that create greater differentiation and attain excellence to attract more students and gain market share.  Also strategically, the Company began offering continuing education training to employers who hire its students and this is best achieved at campuses focused on their professions.

As a result of these environmental, market forces and strategic decisions, the Company now operates in three reportable segments: a) Transportation and Skilled Trades, b) Healthcare and Other Professions, and c) Transitional which refers to business that is currently being phased out.

The Company’s reportable segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute the Company’s strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  The Company’s operating segments have been aggregated into three reportable segments because, in the Company’s judgment, the reporting units have similar services, types of customers, regulatory environment and economic characteristics.

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

Index
Transitional – Transitional refers to operations that are being phased out and consists of the Company’s Fern Park, Florida and Hartford, Connecticut campuses.  Each school employs a gradual teach-out process that enables the school to continue to operate while current students complete their course of study. These schools are no longer enrolling new students.  The Fern Park, Florida campus was taught out as of March 31, 2016.  On December 3, 2015, the Company announced it was teaching out the Hartford, Connecticut campus, where the teach-out is expected to be complete by December 2016.

The Company evaluates segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
Transportation and Skilled Trades	$41,032	97.9%	$42,447	94.9%	$2,431	$2,770
Transitional	862	2.1%	2,292	5.1%	(1,147)	(1,926)
Corporate	-	0.0%	-	0.0%	(4,123)	(5,219)
Total	$41,894	100.0%	$44,739	100.0%	$(2,839)	$(4,375)

	For the Six Months Ended June 30,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
Transportation and Skilled Trades	$83,303	97.6%	$87,291	94.5%	$5,796	$7,745
Transitional	2,034	2.4%	5,122	5.5%	(4,113)	(3,748)
Corporate	-	0.0%	-	0.0%	(10,846)	(13,208)
Total	$85,337	100.0%	$92,413	100.0%	$(9,163)	$(9,211)

	Total Assets
	June 30, 2016	December 31, 2015
Transportation and Skilled Trades	$85,882	$90,045
Transitional	829	1,795
Corporate	46,258	69,999
Discontinued Operations	46,029	45,911
Total	$178,998	$207,750

Index
10.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument, assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	June 30, 2016
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$10,950	$10,950	$-	$-	$10,950
Restricted cash	6,555	6,555	-	-	6,555
Prepaid expenses and other current assets	2,630	-	2,630	-	2,630
Noncurrent restricted cash	20,273	20,273	-	-	20,273

Financial Liabilities:
Accrued expenses	$10,142	$-	$10,142	$-	$10,142
Other short term liabilities	208	-	208	-	208
Term loan	41,510	-	36,009	-	36,009

The fair value of the Term loan is estimated based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments

The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash and Noncurrent restricted cash approximate fair value because they are highly liquid.

The carrying amounts reported on the Condensed Consolidated Balance Sheets for Prepaid expenses and other current assets, Accrued expenses and Other short term liabilities approximate fair value due to the short-term nature of these items.

11.	SUBSEQUENT EVENTS

On July 1, 2016, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “WPB Sale Agreement”) with School Property Development Metrocentre, LLC (“SPD”), pursuant to which NEIT has agreed to sell to SPD the real property owned by NEIT located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon  (the “WPB Property”)  for a cash purchase price of approximately $15.9 million.  The WPB Sale Agreement contains customary representations, warranties, covenants and conditions to closing for agreements of this type.

Concurrently with the closing of the sale of the WPB Property and pursuant to the WPB Sale Agreement, NEIT will enter into a short-term lease agreement (the “WPB Lease”) with SPD under which NEIT will lease back the WPB Property for continued use as a school in order to allow the teach-out of currently enrolled students.  The monthly rental obligation under the WPB Lease is $100,000 plus the direct payment by NEIT of all real estate and other taxes and utility charges assessed against the WPB Property.  The term of the WPB Lease will run from the closing date through March 31, 2017, subject to extension at the option of NEIT for three additional months through June 30, 2017.  Upon the closing, as required by the Company’s credit agreement with its lender, the Company will repay, from the net cash proceeds of the sale, $10 million of the principal amount of its term loan, plus a $.5 million prepayment premium and accrued interest on the amount repaid. The Company expects that, assuming all conditions to closing are met, it will close on the sale in the third quarter of 2016.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the WPB Sale Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

12.	RELATED PARTY

The Company has an agreement with MATCO Tools whereby MATCO will provide the Company, on an Advance Commission Basis, credits in MATCO Branded tools, tool storage, equipment, and diagnostics products. The CEO of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The Company’s payable balances from this third party was immaterial at June 30, 2016 and 2015. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

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

As of June 30, 2016, we had 11,417 students enrolled at 30 campuses in our programs (7,041 students enrolled at 13 campuses that are included in continuing operations).

Subsequent Events

On July 1, 2016, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “WPB Sale Agreement”) with School Property Development Metrocentre, LLC (“SPD”), pursuant to which NEIT has agreed to sell to SPD the real property owned by NEIT located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon  (the “WPB Property”)  for a cash purchase price of approximately $15.9 million.  The WPB Sale Agreement contains customary representations, warranties, covenants and conditions to closing for agreements of this type.

Index
Concurrently with the closing of the sale of the WPB Property and pursuant to the WPB Sale Agreement, NEIT will enter into a short-term lease agreement (the “WPB Lease”) with SPD under which NEIT will lease back the WPB Property for continued use as a school in order to allow the teach-out of currently enrolled students.  The monthly rental obligation under the WPB Lease is $100,000 plus the direct payment by NEIT of all real estate and other taxes and utility charges assessed against the WPB Property.  The term of the WPB Lease will run from the closing date through March 31, 2017, subject to extension at the option of NEIT for three additional months through June 30, 2017.  Upon the closing, as required by the Company’s credit agreement with its lender, the Company will repay, from the net cash proceeds of the sale, $10 million of the principal amount of its term loan, plus a $.5 million prepayment premium and accrued interest on the amount repaid. The Company expects that, assuming all conditions to closing are met, it will close on the sale in the third quarter of 2016.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the WPB Sale Agreement filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Discontinued Operations

The results of operations at the 17 campuses slated for divestiture, as discussed above, for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$26,186	$27,654	$53,387	$56,700

Loss before income tax	(413)	(2,010)	(352)	(2,751)
Income tax benefit	-	-	-	-
Net loss from discontinued operations	$(413)	$(2,010)	$(352)	$(2,751)

Critical Accounting Policies and Estimates

Our discussions of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, impairments, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.  The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles.  We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

Index
The Company evaluates whether collectability of revenue is reasonably assured prior to the student attending class and reassesses collectability of tuition and fees when a student withdraws from a course.  The Company calculates the amount to be returned under Title IV and its stated refund policy to determine eligible charges.  If there is a balance due from the student after this calculation, the Company expects payment from the student and the Company has a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonably assured.  The Company continuously monitors its historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as the Company generally does not recognize tuition revenue in its consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of its refund policies, the Company may be entitled to incremental revenue on the day the student withdraws from one of its schools. Prior to the year-ended December 31, 2015, the Company recorded this incremental revenue, any related student receivable and any estimate of the amount it did not expect to collect as bad debt expense during the quarter a student withdrew based on its analysis of the collectability of such amounts on an aggregate student portfolio basis, for which the Company had significant historical experience. Beginning in the three months ended December 31 2015, the Company recorded revenue for students who withdraw from one of its schools when payment is received because collectability on an individual student basis is not reasonably assured. The Company determined incremental revenue recognized for students who withdrew during the nine-months ended September 30, 2015 to be an immaterial error which was corrected during the fourth quarter of 2015. This resulted in a reduction of net revenues by $0.3 million and bad debt expense by $0.2 million, which resulted in an increase to the loss from continuing operations of $0.1 million for the year ended December 31, 2015. Additionally, this correction reduced net student receivables from continuing operations by $0.1 million.  Prior year amounts, including quarterly financial results were not restated because the effects were not material.

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

Our bad debt expense as a percentage of revenue for the three months ended June 30, 2016 and 2015 was 5.2% and 6.3%, respectively.  Our bad debt expense as a percentage of revenue for the six months ended June 30, 2016 and 2015 was 5.1% and 5.6%, respectively.  The improvement in our bad debt was mainly the result of improved historical collection rates and shift in student mix.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for each of the three months ended June, 2016 and 2015 would have resulted in an increase in bad debt expense of $0.4 million and $0.4 million, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for each of the six months ended June, 2016 and 2015 would have resulted in an increase in bad debt expense of $0.9 million and $0.9 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students and our loan commitments.  Our loan commitments to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition.   We only extend credit to the extent there is a financing gap between the tuition charged for the program and the amount of grants, cash, loans and parental loans that each student receives.  Each student’s funding requirements are unique.  Factors that determine the amount of aid available to a student are student status (whether they are dependent or independent students), Pell Grants awarded, Plus Loans awarded or denied to parents and family contributions. As a result, it is extremely difficult to predict the number of students that will need us to extend credit to them. Our tuition increases have ranged historically from 2% to 5% annually and have not meaningfully impacted overall funding requirements.

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

There was no goodwill impairment during the three and six months ended June 30, 2016 and 2015.

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

There was no long-lived asset impairment during the three and six months ended June 30, 2016 and 2015.

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial information as compared to target financial achievements and key performance objectives.  Although our recorded liability for bonuses is based on our best estimate of the obligation, actual results could differ and require adjustment of the recorded balance.

Income taxes. We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2016 and 2015, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.  The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	51.7%	50.3%	52.5%	49.2%
Selling, general and administrative	55.1%	59.4%	58.7%	60.9%
Gain on sale of assets	0.0%	0.0%	-0.5%	0.0%
Total costs and expenses	106.8%	109.8%	110.7%	110.0%
Operating loss	-6.8%	-9.8%	-10.7%	-10.0%
Interest expense, net	-3.6%	-3.4%	-3.6%	-3.2%
Other income	4.0%	0.8%	4.0%	0.6%
Loss from continuing operations before income taxes	-6.4%	-12.4%	-10.3%	-12.6%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Loss from continuing operations	-6.5%	-12.5%	-10.4%	-12.7%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Consolidated Results of Operations

Revenue.   Revenue decreased by $2.8 million, or 6.4%, to $41.9 million for the three months ended June 30, 2016 from $44.7 million in the prior comparable period of 2015.  The decrease was a result of starting 2016 with approximately 800 fewer students than we had on January 1, 2015 which led to a 9.6% decline in average student population to approximately 6,600 as of June 30, 2016 from 7,300 as of June 30 of the prior year comparable quarter.  Student start results for the quarter stabilized compared to the comparable quarter in the prior year.  For the three months ended June 30, 2016, starts decreased by 0.5% compared to the same period in 2015. This was an improvement in comparison to the decline of approximately 10% during the same period in 2015 compared to the comparable quarter in 2014.  Excluding the Transitional segment, the Company experienced a slight growth in starts to 1,936 for the quarter ended June 30, 2016 compared to 1,930 for the second quarter of 2015.

Partially offsetting the decrease in revenue was an increase of 3.5% in average revenue per student for the three months ended June 30, 2016 due to a shift in program mix.

We continue to face certain challenges in growing our student population levels including the impact Department of Education (“DOE”) incentive compensation regulations have on compensation practices for our admissions representatives, a low national unemployment rate and increased competition from peers and community colleges.  We remain focused on our strategy to fully divest our Healthcare and Other Professions segment and continue to form partnership relationships to increase student population.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $0.8 million, or 3.7%, to $21.7 million for the three months ending June 30, 2016 from $22.5 million in the prior year comparable period.

The expense reductions were primarily due to a decrease of $0.6 million in instructional, books and tools expense driven by lower instructional expenses of $0.8 million, or 7.8%, as a result of a reduction in the number of instructors and other related costs resulting from lower average student population, partially offset by a $0.2 million, or 13.1% increase in books and tools expense incurred from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand the student overall learning experience.

Our facilities expense decreased by $0.3 million, or 2.8%, resulting from two main factors. The first factor is a general reduction in facilities costs due to (a) the closure of the Fern Park, Florida campus during the first quarter of 2016; (b) the over 300,000 square foot reduction at the Hartford, Connecticut campus, which is scheduled to be taught-out by year-end; and (c) lower rent expense as a result of certain lease renegotiations. These savings were largely offset by increased rent expense resulting from the modification of a lease at three of our campuses which were previously accounted for as finance obligations under which rent payments were previously included in interest expense and the conversion of the lease for our Hartford, Connecticut campus from a capital lease to an operating lease during the first quarter of 2016.  The second factor is a decrease in depreciation expense of approximately $0.2 million, or 7.8%, as a result of accelerated depreciation expense in 2015 in connection with the Transitional segment campuses partially offset by additional depreciation expense in 2016 as a result of the reclassification of two facilities out of held for sale as of December 31, 2015.

Index
Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, increased to 51.7% from 50.3% in the prior year period.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $3.5 million, or 13.2%, to $23.1 million for the three months ended June 30, 2016 from $26.6 million in the prior comparable period of 2015.

Administrative expense was lower by $2.8 million, or 18.6%, as a result of approximately $1.3 million in reduced salaries and benefit costs mainly due to lower healthcare claims, cost savings of $0.4 million in connection with the closure of the Fern Park, Florida facility during the first quarter of 2016, and a $0.6 decrease in bad debt expense which as a percentage of revenue was 5.2%. The improvement in bad debt expense was mainly the result of improved historical collection rates and shift in student mix.

Sales and marketing expense decreased by $0.4 million, or 4.9%, as a result of a reduction of $0.5 million in sales expense partially offset by an increase in marketing spending of $0.1 million. The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of our implementation of a centralized call center which also reduced travel expense.

Student services expense decreased by $0.2 million, or 10.4%, as a result of aligning support services with lower levels of population.

As a percentage of revenues, selling, general and administrative expense decreased to 55.1% for the quarter ended June 30, 2016 from 59.4% for the quarter ended June 30, 2015.

Net interest expense.    For the three months ended June 30, 2016, our net interest expense remained essentially flat at $1.5 million.  There was an increase in our interest expense of $1 million primarily resulting from our new Credit Agreement, which was offset by the transition of our finance obligation at three of our campuses to operating leases coupled with the lease termination agreements for our Fern Park, Florida and Hartford, Connecticut facilities which were previously accounted for as capital leases.

Income taxes.    Our provision for income taxes was $0.1 million, or 1.9% of pretax loss, in the second quarter of 2016, compared to $0.1 million, or 0.9% of pretax loss, in the prior year period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Consolidated Results of Operations

Revenue.   Revenue decreased by $7.1 million, or 7.7%, to $85.3 million for the six months ended June 30, 2016 from $92.4 million in the prior comparable period of 2015.  The decrease was a result of starting 2016 with approximately 800 fewer students than we had on January 1, 2015. This led to a 10.8% decline in average student population to approximately 6,700 as of June 30, 2016 from 7,500 as of June 30 in the prior year.  Excluding the Transitional segment, starts were lower by 3.3% during the first half of 2016 compared to the first half of 2015.

Although 2016 average student population continues to be negatively impacted by the beginning of year population, start declines have slowed down as evidenced by the results for the six months ended June 30, 2016 compared to the prior year comparable periods.  Starts for the first six months in 2016 were lower by 5.7% when compared to 2015, while starts for the first half of 2015 declined 8.5% as compared to the comparable period in 2014.

Partially offsetting the decrease in revenue was an increase of 3.4% in average revenue per student for the six months ended June 30, 2016 due to a shift in program mix.

We continue to face certain challenges in growing our student population levels, including the impact that DOE incentive compensation regulations have on compensation practices for our admissions representatives, a low national unemployment rate and increased competition from peers and community colleges.  We remain focused on our strategy to fully divest our Healthcare and Other Professions segment and continue to form partnership relationships to increase student population.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $0.6 million, or 1.3%, to $44.8 million for the six months ending June 30, 2016 from $45.4 million in the prior year comparable period.

Index
The decrease in expense was primarily due to a $1.7 million, or 7.9%, reduction in our instructional expenses as a result of a reduction in the number of instructors and other related costs resulting from lower average student population, partially offset by an increase of $0.3 million in books and tools expense resulting from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand their overall learning experience.

Our facilities expense increased by $0.7 million, or 3.6% resulting from a) additional depreciation expense as a result of the reclassification of two campus out of held for sale as of December 31, 2015; b) increased rent expense resulting from the modification of a lease at three of our campuses which were previously accounted for as finance obligations under which rent payments were previously included in interest expense; and c) the conversion of the lease for our Hartford, Connecticut campus from a capital lease to an operating lease during the quarter ended March 31, 2016.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, increased to 52.5% from 49.2%.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $6.1 million, or 10.9%, to $50.1 million for the six months ended June 30, 2016 from $56.2 million in the prior year comparable period.

Administrative expense was lower by $4.4 million, or 13.6%, as a result of (a) a $2.6 million reduction in salaries and benefit costs mainly due to lower healthcare claims, which was partially offset by approximately $0.7 million in severance paid during the first quarter of 2016; (b) cost savings of $0.7 million in relation to the completion of the teach-out at our Fern Park, Florida campus; and (c) a $0.8 decrease in bad debt expense which as a percentage of revenue was 5.1% for the six months ended June 30, 2016, compared to 5.6% for the same period in 2015.  The improvement in bad debt expense was mainly the result of improved historical collection rates and shift in student mix.

Sales and marketing expenses decreased by $1.4 million, or 7.0%, as a result of a reduction of $1 million in sales expense in combination with a decrease in marketing expense of $0.4 million. The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives dedicated to the destination schools as a result of our implementation of a centralized call center reducing travel and salary expense.  The decrease in marketing expense is largely the result of suspended marketing efforts at the Fern Park, Florida and Hartford, Connecticut campuses.  The Fern Park, Florida campus completed its teach out process as of March 31, 2016 and the Hartford, Connecticut campus is still on schedule to be fully taught out by December 31, 2016.

Student services expense decreased by $0.4 million, or 8.4%, as a result of aligning support services with lower levels of population.

As a percentage of revenues, selling, general and administrative expense decreased to 58.7% for the six months ended June 30, 2016 from 60.8% for the prior year comparable period.

Net interest expense.    For the six months ended June 30, 2016 our net interest expense remained essentially flat at $3 million.  There was an increase in our interest expense of $1.8 primarily resulting from our new Term Loan, which was offset by the transition of our finance obligation at three of our campuses to operating leases coupled with the lease termination agreements for the Fern Park, Florida and Hartford, Connecticut facilities which were previously accounted for as capital leases.

Income taxes.    Our provision for income taxes was $0.1 million, or 1.1% of pretax loss, for the six months ended June 30, 2016, compared to $0.1 million, or 0.9% of pretax loss, in the prior year period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  On November 3, 2015, the Company’s Board of Directors approved a plan to divest 17 of the 18 schools included in the Company’s Healthcare and Other Professions business segment.  The 17 campuses associated with this decision are reported in discontinued operations on the condensed consolidated statements of operations.   On December 3, 2015, our Board of Directors approved a plan to cease operations at the remaining school in this segment, located in Hartford, Connecticut, which is scheduled to be taught out in the fourth quarter of 2016.   The Company reviewed how it is structured and changed its organization, including reorganizing its Group Presidents to oversee each of the reporting segments.  By aggregating the remaining 14 operating segments (Fern Park, Florida campus was fully taught out as of March 31, 2016) into two reporting segments, the Company is better able to allocate financial and human resources to respond to its markets with the goal of improving its profitability and competitive advantage.

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

Our reportable segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments have been aggregated into two reportable segments because, in our judgment, the reporting units have similar services, types of customers, regulatory environment and economic characteristics.  Our reporting segments are described below.

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

Index
The following table present results for our two reportable segments:

	Three Months Ended June 30,
	2016	2015	% Change
Revenue:
Transportation and Skilled Trades	$41,032	$42,447	-3.3%
Transitional	862	2,292	-62.4%
Total	$41,894	$44,739	-6.4%

Operating Income (Loss):
Transportation and Skilled Trades	$2,431	$2,770	-12.2%
Transitional	(1,147)	(1,926)	40.4%
Corporate	(4,123)	(5,219)	21.0%
Total	$(2,839)	$(4,375)	35.1%

Starts:
Transportation and Skilled Trades	1,936	1,930	0.3%
Transitional	-	16	-100.0%
Total	1,936	1,946	-0.5%

Average Population:
Transportation and Skilled Trades	6,489	6,978	-7.0%
Transitional	109	321	-66.0%
Total	6,598	7,299	-9.6%

End of Period Population:
Transportation and Skilled Trades	6,950	7,321	-5.1%
Transitional	91	293	-68.9%
Total	7,041	7,614	-7.5%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Transportation and Skilled Trades
Revenue was lower by $1.4 million, or 3.3%, to $41 million in the three months ended June 30, 2016, as compared to $42.4 million in the prior year comparable period, primarily driven by a 7.0% decline in average population which decreased to approximately 6,500 from 7,000 in the prior year comparable period, however, student starts grew slightly for the quarter ended June 30, 2016 compared to prior year comparable period.  The decrease in average population was a result of starting 2016 with approximately 600 fewer students than we had on January 1, 2015.

The revenue decline from a lower population was slightly offset by a 3.8% increase in average revenue per student due to a shift in program mix.

 Operating income was $2.4 million compared to $2.8 million, a decrease of $0.3 million, or 12.2%, due to several factors:

•	Educational services and facilities expense increased by $0.5 million, comprised of: a $0.4 million, or 5.0%, increase in facilities expense, primarily due to increased depreciation expense as a result of the reclassification of one campus out of held for sale as of December 31, 2015; increased rent expense resulting from the modification of a lease at three of our campuses which were previously accounted for as finance obligations under which rent payments were previously included in interest expense; and increased books and tools expenses resulting from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand their overall learning experience. These additional expenses were partially offset by $0.3 million, or 3.1%, decrease in instructional expense as a result of realigning our cost structure to meet our student population.
•	Selling, general and administrative expenses decreased by $1.5 million, primarily comprised of a $1.3 million decrease in administrative expense primarily the result of a decrease in salaries and benefits, lower bad debt expense and reduced legal expenses. The improvement in bad debt expense was mainly the result of an improved historical collection rates and shift in student mix.

Index
Despite the revenue decrease of $1.4 million, operating income declined only by $0.3 million as a result of cost management efforts.

Transitional

This segment consists of the Fern Park, Florida and Hartford, Connecticut campuses.  The Fern Park, Florida campus has fully taught out all of its existing students and was officially closed as of March 31, 2016.  The Hartford, Connecticut campus has ceased student enrollment and is currently still teaching out the remaining students through December 2016.

Revenue decreased by $1.4 million, or 62.4%, to $0.9 million for the three months ended June 30, 2016 from $2.3 million, in the prior year comparable period.  This decrease is mainly attributable to the closure of the Fern Park, Florida campus and the suspension of new student enrollment at our Hartford, Connecticut location which took effect in the fourth quarter of 2015.

Operating loss decreased by $0.8 million, or 40.4%, to $1.1 million from $1.9 million.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the Company.  Corporate and Other costs decreased by $1.1 million, or 21.0%, to $4.1 for the three months ended June 30, 2016 from $5.2 million for the comparable prior year quarter.  This decrease was primarily a result of cost management efforts by the Company to meet its long term strategic goals and objectives.

Index
The following table present results for our two reportable segments:

	Six Months Ended June 30,
	2016	2015	% Change
Revenue:
Transportation and Skilled Trades	$83,303	$87,291	-4.6%
Transitional	2,034	5,122	-60.3%
Total	$85,337	$92,413	-7.7%

Operating Income (Loss):
Transportation and Skilled Trades	$5,796	$7,745	-25.2%
Transitional	(4,113)	(3,748)	-9.7%
Corporate	(10,846)	(13,208)	17.9%
Total	$(9,163)	$(9,211)	0.5%

Starts:
Transportation and Skilled Trades	3,596	3,717	-3.3%
Transitional	-	98	-100.0%
Total	3,596	3,815	-5.7%

Average Population:
Transportation and Skilled Trades	6,521	7,101	-8.2%
Transitional	135	364	-62.9%
Total	6,656	7,465	-10.8%

End of Period Population:
Transportation and Skilled Trades	6,950	7,321	-5.1%
Transitional	91	293	-68.9%
Total	7,041	7,614	-7.5%

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Transportation and Skilled Trades
Revenue decreased by $4 million, or 4.6%, to $83.3 million in the six months ending June 30, 2016, as compared to $87.3 million in the prior year comparable period, primarily driven by an 8.2% decline in average population which decreased to approximately 6,500 from 7,100 in the prior year comparable period.  The decrease in average population was a result of starting 2016 with approximately 600 fewer students than we had on January 1, 2015.

The overall starts number is lower by 3.3% compared to 2015; however, it is an improvement compared to the 5.3% decline for the same period in 2015 compared to the second quarter of 2014.

The revenue decline from a lower population was slightly offset by a 3.8% increase in average revenue per student due to a shift in program mix.

Operating income was $5.8 million compared to $7.7 million, a decrease of $2 million, or 25.2%, driven by the following main factors:

•	Educational services and facilities expense increased by $0.6 million, comprised of a $0.9 million, or 5.3%, increase in facilities expense, primarily due to increased depreciation expense as a result of the reclassification of one campus out of held for sale as of December 31, 2015; increased rent expense resulting from the modification of a lease at three of our campuses which were previously accounted for as finance obligations under which rent payments were previously included in interest expense; and increased books and tools expenses resulting from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand their overall learning experience. Partially offsetting the above increases was a $0.8 million, or 4.2%, decrease in instructional expense as a result of realigning our cost structure to meet our population.

Index
•	Selling, general and administrative expenses decreased by $2.6 million primarily comprised of a $1.9 million decrease in administrative expenses which was primarily the result of a decrease in salaries and benefits, lower bad debt expense and reduced legal expenses. The improvement in bad debt expense was mainly the result of an improved historical collection rates and shift in student mix.

Despite the revenue decrease of $4 million, operating income declined only by $2 million, as a result of cost management measures implemented which will continue in order to further improve operating efficiencies.

Transitional
This segment consists of our Fern Park, Florida and Hartford, Connecticut campuses where we have ceased student enrollment.  Our Fern Park, Florida campus has fully taught out all of its existing students and is officially closed as of March 31, 2016, while our Hartford, Connecticut campus is currently still teaching out the remaining students through December 2016.

Revenue decreased by $3.1 million, or 60.3%, to $2 million for the six months ended June 30, 2016 from $5.1 million, in the prior year comparable period.  This decrease is mainly attributable to the closing of our Fern Park, Florida campus and the suspension of new student enrollment at our Hartford, Connecticut location which took effect in the fourth quarter of 2015.

Operating loss increased by $0.4 million, or 9.7%, to $4.1 million from $3.7 million.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the Company.  Corporate and Other costs decreased by $2.4 million, or 17.9%, to $10.8 for the six months ended June 30, 2016 from $13.2 million for the six months ended June 30, 2015.  This decrease was primarily a result of cost management efforts by the Company to meet its long term strategic goals and objectives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our term loan facility. The following chart summarizes the principal elements of our cash flow:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(18,138)	$(11,646)
Net cash used in investing activities	(307)	(1,218)
Net cash (used in) provided by financing activities	(9,025)	5,415

As of June 30, 2016, we had cash and cash equivalents of $37.8 million, including restricted cash of $26.8 million representing a decrease of approximately $23.2 as compared to $61 million of cash, cash equivalents and restricted cash as of December 31, 2015.  This decrease is primarily the result of a net loss during the year of approximately $9.2 million; a $2.9 million lease termination fee paid in connection with the termination of the lease for our Fern Park, Florida campus; $0.7 million loan modification fee paid to our lender in relation to an amendment of our Term Loan; and $0.7 million in severance paid during the six months ended June 30, 2016.  In addition, the decrease in our cash position is reflective of the seasonality of the industry, the reduction in revenue, and the timing of Title IV funds received.

For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have discouraged potential students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months.  As of June 30, 2016, our available sources of cash primarily include cash from operations and cash and cash equivalents of $10.9.

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

Operating Activities

Net cash used in operating activities was $18.1 million for the six months ended June 30, 2016 compared to $11.6 million for the comparable period of 2015.  The $6.5 million decrease in net cash primarily resulted from a decrease in collections due to lower population and other working capital items.

Investing Activities

Net cash used in investing activities was $0.3 million compared to $1.2 million for the six months ended June 30, 2016 and 2015, respectively. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program build outs.

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

Financing Activities

Net cash used in financing activities was $9.0 million as compared to cash provided from financing activities of $5.4 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $13.6 million was due to $2.9 million in lease termination payments resulting from the termination of our lease agreement for our Fern Park, Florida campus; a decrease in net borrowing of $6 million for the six months ended June 30, 2016 as compared to the six months June 30, 2015; and the reclassification of $5.0 million to restricted cash.

Credit Agreement

On July 31, 2015, the Company entered into a credit agreement with three lenders, Alostar Bank of Commerce (“Alostar”), HPF Holdco, LLC and Rushing Creek 4, LLC, led by HPF Service, LLC, as administrative agent and collateral agent (the “Agent”), for an aggregate principal amount of $45 million (the “Term Loan”).  The July 31, 2015 credit agreement, along with subsequent amendments to the Credit Agreement dated December 31, 2015 and February 29, 2016, are collectively referred to as the “Credit Agreement.”  As of December 31, 2015 and prior to the effectiveness of a second amendment to the Credit Agreement on February 29, 2016 (the “Second Amendment”), the Term Loan consisted of a $30 million term loan (the “Term Loan A”) from HPF Holdco, LLC, Rushing Creek 4, LLC and Tiger Capital Group, LLC, secured by a first priority lien in favor of the Agent on substantially all of the real and personal property owned by the Company, and a $15 million term loan (the “Term Loan B”) from Alostar secured by a $15.3 million cash collateral account. Pursuant to the Second Amendment, the Company received an additional $5 million term loan from Alostar with which the Company repaid $5 million of the principal amount of the Term Loan A.  Accordingly, upon the effectiveness of the Second Amendment, the aggregate term loans outstanding under the Credit Agreement were approximately $45 million, consisting of an approximate $25 million Term Loan A and a $20 million Term Loan B.  In addition, pursuant to the Second Amendment, the amount of cash collateral securing the Term Loan B was increased to $20.3 million.  At the Company’s request, a percentage of the cash collateral may be released to the Company at the Agent’s sole discretion and with the consent of Alostar upon the satisfaction of certain criteria as outlined in the Credit Agreement.  The Term Loan, which matures on July 31, 2019, replaced a previously existing $20 million revolving credit facility with Bank of America, N.A. and other lenders, which was due to expire on April 5, 2016.  The previously existing revolving credit facility was terminated concurrently with the effective date of the Credit Agreement on July 31, 2015 (the “Closing Date”).

Index
A portion of the proceeds of the Term Loan was used by the Company to (i) repay approximately $6.3 million in outstanding principal, accrued interest and fees due under the previously existing revolving credit facility, (ii) fund the $20.3 million cash collateral account securing the portion of the Term Loan provided by Alostar, (iii) fund approximately $7.4 million in a cash collateral account securing the letters of credit issued under the previously existing revolving credit facility that remain outstanding after the termination of that facility and (iv) pay transaction expenses in connection with the Term Loan and the termination of the previously existing revolving credit facility.  The remaining proceeds of the Term Loan of approximately $11.0 million may be used by the Company to finance capital expenditures and for general corporate purposes consistent with the terms of the Credit Agreement.

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

The Term Loan may be prepaid, in whole or in part, at any time, subject to the payment of a prepayment premium equal to (i) 5% of the principal amount prepaid at any time up to but not including the second anniversary of the Closing Date and (ii) 3% of the principal amount prepaid at any time commencing on the second anniversary of the Closing Date up to but not including the third anniversary of the Closing Date.  In the event of any sale or other disposition of a school or real property by the Company permitted under the Term Loan, the net proceeds of such sale or disposition must be used to prepay the Loan in an amount determined pursuant to the Credit Agreement, subject to the applicable prepayment premium; provided, however, that no prepayment premium will be due with respect to up to $15 million of aggregate repayments of the Term Loan made during the first year that the Term Loan is outstanding.  A portion of the net cash proceeds of any disposition of a school in an amount determined pursuant to the terms of the Term Loan, must be deposited and held as cash collateral in a deposit account controlled by the Agent until the conditions for release set forth in the Term Loan are satisfied.  In connection with the assets which are currently classified as held for sale and are expected to be sold within one year, the Company is required to classify $10 million as short term debt due to the Term Loan prepayment minimum required with respect to any such disposition.

The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  Pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  In the event that the Company elects to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment, the Company will be required to prepay on or before January 15, 2017, without prepayment penalty, amounts outstanding under the Term Loan up to $4 million.  The Company was in compliance with all financial covenants as of June 30, 2016.

The Credit Agreement contains events of default, the occurrence and continuation of which provide the Company’s lenders with the right to exercise remedies against the Company and the collateral securing the Term Loan, including the Company’s cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the Term Loan, a breach of covenants under the Credit Agreement, the Company’s insolvency and the insolvency of its subsidiaries, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness, and a final judgment against the Company in an amount greater than $1 million.

Also, in connection with the Term Loan, the Company paid to the Agent a commitment fee of $1 million on the Closing Date and is required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan were $2.8 million during the fiscal year 2015, which are included in deferred finance charges on the condensed consolidated balance sheet.  During the first quarter of 2016, in connection with the effectiveness of the Second Amendment, the Company paid to the Agent a loan modification fee of $0.5 million.

L/C Credit Agreement

On April 12, 2016, the Company entered into a credit agreement (the “L/C Agreement”) with Sterling National Bank (“Sterling” under which Sterling has agreed to issue letters of credit from time to time at 100% margin against available funds in a cash collateral account maintained by the Company at Sterling.  The maximum availability under the L/C Agreement is $9.5 million.  The Company will pay Sterling a letter of credit fee equal to 1.75% on the daily amount available to be drawn under each outstanding letter of credit, which fee is payable in quarterly installments in arrears.  The L/C Agreement matures on April 1, 2017 and replaces a letter of credit facility with a prior lender.  The L/C Agreement contains representations, warranties, affirmative and negative covenants and events of default customary for facilities of this type. As of June 30, 2016 there were no letters of credit outstanding under the L/C Agreement.

Index
The following table sets forth our long-term debt (in thousands):

	June 30, 2016	December 31, 2015
Term loan	$41,510	$42,124
Finance obligation	3,355	9,672
Capital lease-property (with a rate of 8.0%)	-	3,899
	44,865	55,695
Less current maturities	(13,355)	(10,114)
	$31,510	$45,581

As of June 30, 2016, we had outstanding loan commitments to our students of $31.7 million, as compared to $33.4 million at December 31, 2015.  Loan commitments, net of interest that would be due on the loans through maturity, were $23.6 million at June 30, 2016, as compared to $24.8 million at December 31, 2015.  Loan commitments decreased as a result of lower population and fewer campuses.

Contractual Obligations

Long-term Debt.  As of June 30, 2016, our current portion of long-term debt and our long-term debt consisted of borrowings under our Term Loan.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan (including interest)	$55,879	$14,384	$13,601	$27,894	$-
Operating leases	106,644	21,200	37,706	24,520	23,218
Total contractual cash obligations	$162,523	$35,584	$51,307	$52,414	$23,218

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016, except for surety bonds.  As of June 30, 2016, we posted surety bonds in the total amount of approximately $14.9 million.  Cash collateralized letters of credit of $6.6 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

As the economy continues to improve and the unemployment rate continues to decline our student enrollment is negatively impacted due to a portion of our potential student base entering the workforce prematurely without obtaining any post-secondary training. Offsetting this short term decline in available students is the fact that an increasing number of the “baby boom” generation are retiring from the workforce.  The retirement of baby boomers coupled with a growing economy has resulted in additional employers looking to us to help solve their workforce needs.  With schools in 15 states, we are a very attractive employment solution for large regional and national employers.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have entered into a new Credit Agreement described above and continue to have the ability to sell our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

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

We are exposed to certain market risks as part of our on-going business operations.  On July 31, 2015, the Company repaid in full and terminated a previously existing revolving line of credit with the proceeds of a new $45 million Term Loan.  Our obligations under the Term Loan are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings bear interest at the rate of 11.0% as of June 30, 2016.  As of June 30, 2016, we had $44.3 million outstanding under the Term Loan.

Based on our outstanding debt balance as of June 30, 2016, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.4 million, or $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Item 5.	OTHER INFORMATION

On July 1, 2016, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “WPB Sale Agreement”) with School Property Development Metrocentre, LLC (“SPD”), pursuant to which NEIT has agreed to sell to SPD the real property owned by NEIT located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon  (the “WPB Property”)  for a cash purchase price of approximately $15.9 million.  The WPB Sale Agreement contains customary representations, warranties, covenants and conditions to closing for agreements of this type.

Concurrently with the closing of the sale of the WPB Property and pursuant to the WPB Sale Agreement, NEIT will enter into a short-term lease agreement (the “WPB Lease”) with SPD under which NEIT will lease back the WPB Property for continued use as a school in order to allow the teach-out of currently enrolled students.  The monthly rental obligation under the WPB Lease is $100,000 plus the direct payment by NEIT of all real estate and other taxes and utility charges assessed against the WPB Property.  The term of the WPB Lease will run from the closing date through March 31, 2017, subject to extension at the option of NEIT for three additional months through June 30, 2017.  Upon the closing, as required by the Company’s credit agreement with its lender, the Company will repay, from the net cash proceeds of the sale, $10 million of the principal amount of its term loan, plus a $.5 million prepayment premium and accrued interest on the amount repaid. The Company expects that, assuming all conditions to closing are met, it will close on the sale in the third quarter of 2016.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the WPB Sale Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On August 3, 2016, the Company issued a press release reporting its financial results for the fiscal quarter ended June 30, 2016, a copy of which is attached as Exhibit 99.1 to this Quarterly Report on Form 10Q.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1 *	Purchase and Sale Agreement dated July 1, 2016 between New England Institute of Technology at Palm Beach, Inc. and School Property Development Metrocentre, LLC

10.2(1)	Credit Agreement dated as of April 12, 2016 among Lincoln Educational Services Corporation and Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2016.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date:	August 9, 2016	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

10.1*	Purchase and Sale Agreement dated July 1, 2016 between New England Institute of Technology at Palm Beach, Inc. and School Property Development Metrocentre, LLC

10.2(1)	Credit Agreement dated as of April 12, 2016 among Lincoln Educational Services Corporation and Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2016.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.