Form 10-Q
period 2016-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2016-11-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 3, 2016, there were 24,857,892 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,240	$38,420
Restricted cash	6,282	7,362
Accounts receivable, less allowance of $8,407 and $9,297 at September 30, 2016 and December 31, 2015, respectively	13,741	9,917
Inventories	1,146	1,182
Prepaid income taxes and income taxes receivable	274	349
Assets held for sale	48,297	45,258
Prepaid expenses and other current assets	2,181	2,601
Total current assets	91,161	105,089

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $126,877 and $122,037 at September 30, 2016 and December 31, 2015, respectively	57,956	66,508

OTHER ASSETS:
Noncurrent restricted cash	20,281	15,259
Noncurrent receivables, less allowance of $742 and $821 at September 30, 2016 and December 31, 2015, respectively	5,437	5,168
Goodwill	14,536	14,536
Other assets, net	1,023	1,190
Total other assets	41,277	36,153
TOTAL	$190,394	$207,750

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$10,000	$10,000
Current portion of capital lease obligations	-	114
Current portion of finance obligation	1,678	-
Unearned tuition	19,859	22,094
Accounts payable	17,137	12,863
Accrued expenses	11,828	12,263
Liabilities held for sale	15,958	13,426
Other short-term liabilities	157	686
Total current liabilities	76,617	71,446

NONCURRENT LIABILITIES:
Long-term loan	31,734	32,124
Long-term capital lease obligations	-	3,785
Long-term finance obligation	-	9,672
Pension plan liabilities	5,476	5,549
Accrued rent	3,602	4,177
Total liabilities	117,429	126,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2016 and December 31, 2015; issued and outstanding: 30,768,433 shares at September 30, 2016 and 29,727,555 shares at December 31, 2015	141,377	141,377
Additional paid-in capital	28,271	27,292
Treasury stock at cost - 5,910,541 shares at September 30, 2016 and December 31, 2015	(82,860)	(82,860)
(Accumulated deficit) retained earnings	(7,417)	2,260
Accumulated other comprehensive loss	(6,406)	(7,072)
Total stockholders' equity	72,965	80,997
TOTAL	$190,394	$207,750

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE	$49,803	$54,033	$138,444	$150,569
COSTS AND EXPENSES:
Educational services and facilities	24,398	25,000	70,975	72,330
Selling, general and administrative	24,361	22,718	76,090	81,024
Loss (gain) on sale of assets	1	227	(394)	192
Impairment of goodwill and long-lived assets	-	216	-	216
Total costs & expenses	48,760	48,161	146,671	153,762
OPERATING INCOME (LOSS)	1,043	5,872	(8,227)	(3,193)
OTHER:
Interest income	69	19	141	40
Interest expense	(1,478)	(2,085)	(4,572)	(5,114)
Other income	1,678	199	5,109	781
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,312	4,005	(7,549)	(7,486)
PROVISION FOR INCOME TAXES	50	50	150	150
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,262	3,955	(7,699)	(7,636)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,733)	(1,374)	(1,978)	(4,271)
NET (LOSS) INCOME	$(471)	$2,581	$(9,677)	$(11,907)
Basic
Income (loss) per share from continuing operations	$0.05	$0.17	$(0.33)	$(0.33)
Loss per share from discontinued operations	(0.07)	(0.06)	(0.08)	(0.18)
Net (loss) income per share	$(0.02)	$0.11	$(0.41)	$(0.51)
Diluted
Income (loss) per share from continuing operations	$0.05	$0.17	$(0.33)	$(0.33)
Loss per share from discontinued operations	(0.07)	(0.06)	(0.08)	(0.18)
Net (loss) income per share	$(0.02)	$0.11	$(0.41)	$(0.51)
Weighted average number of common shares outstanding:
Basic	23,499	23,230	23,433	23,140
Diluted	24,680	23,270	23,433	23,140

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(471)	$2,581	$(9,677)	$(11,907)
Other comprehensive income
Employee pension plan adjustments	222	231	666	694
Comprehensive (loss) income	$(249)	$2,812	$(9,011)	$(11,213)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

			Additional		Retained Earnings	Accumulated Other
	Common Stock		Paid-in	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2016	29,727,555	$141,377	$27,292	$(82,860)	$2,260	$(7,072)	80,997
Net loss	-	-	-	-	(9,677)	-	(9,677)
Employee pension plan adjustments	-	-	-	-	-	666	666
Stock-based compensation expense Restricted stock	1,079,267	-	1,086	-	-	-	1,086
Net share settlement for equity-based compensation	(38,389)	-	(107)	-	-	-	(107)
BALANCE - September 30, 2016	30,768,433	$141,377	$28,271	$(82,860)	$(7,417)	$(6,406)	$72,965

			Additional		Retained Earnings	Accumulated Other
	Common Stock		Paid-in	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2015	29,933,086	$141,377	$26,350	$(82,860)	$5,610	$(7,467)	$83,010
Net loss	-	-	-	-	(11,907)	-	(11,907)
Employee pension plan adjustments, net of taxes	-	-	-	-	-	694	694
Stock-based compensation expense Restricted stock	(106,269)	-	852	-	-	-	852
Stock options	-	-	33	-	-	-	33
Net share settlement for equity-based compensation	(49,075)	-	(104)	-	-	-	(104)
BALANCE - September 30, 2015	29,777,742	$141,377	$27,131	$(82,860)	$(6,297)	$(6,773)	$72,578

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,677)	$(11,907)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,590	10,727
Amortization of deferred finance charges	704	356
(Gain) loss on disposition of assets	(402)	188
Impairment of goodwill and long-lived assets	-	216
Gain on capital lease termination	(5,032)	-
Fixed asset donation	(123)	(20)
Provision for doubtful accounts	10,116	10,886
Stock-based compensation expense	1,086	885
Deferred rent	(358)	(505)
(Increase) decrease in assets:
Accounts receivable	(17,430)	(14,216)
Inventories	24	(135)
Prepaid income taxes and income taxes receivable	75	184
Prepaid expenses and current assets	763	1,128
Other assets, net	(1,401)	(1,382)
Increase (decrease) in liabilities:
Accounts payable	3,843	3,326
Accrued expenses	1,611	1,274
Unearned tuition	(1,966)	1,034
Other liabilities	64	453
Total adjustments	164	14,399
Net cash (used in) provided by operating activities	(9,513)	2,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,155)	(1,606)
Restricted cash	1,080	-
Proceeds from sale of property and equipment	432	447
Net cash used in investing activities	(643)	(1,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(386)	(38,850)
Reclassifications of payments of borrowings from restricted cash	-	30,000
Reclassifications of proceeds of borrowings from restricted cash	(5,022)	(22,612)
Payment of deferred finance fees	(645)	(2,794)
Proceeds from borrowings	-	53,500
Net share settlement for equity-based compensation	(107)	(104)
Principal payments under capital lease obligations	(2,864)	(350)
Net cash (used in) provided by financing activities	(9,024)	18,790
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,180)	20,123
CASH AND CASH EQUIVALENTS—Beginning of period	38,420	12,299
CASH AND CASH EQUIVALENTS—End of period	$19,240	$32,422

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2016	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,020	$5,162
Income taxes	$122	$79
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$2,033	$757

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

In the first quarter of 2015, the Company reorganized its operations into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions, and (c) Transitional which refers to businesses that have been or are currently being taught out.  In November, 2015, the Company’s Board of Directors approved a plan for the Company to divest 17 of the 18 schools included in its Healthcare and Other Professions business segment and, then, in December, 2015, the Board of Directors approved a plan to cease operations of the remaining school in this segment located in Hartford, Connecticut. The Hartford school is scheduled to close in the fourth quarter of 2016 and is included in the Transitional segment as of September 30, 2016.  In the third quarter of 2016, the Board of Directors approved a plan to teach-out certain programs at the West Palm Beach, Florida campus which is expected to be completed in the first quarter of 2017.  As a result, operations related to these programs have been included in the Transitional segment as of September 30, 2016.  Divestiture of the Healthcare and Other Professions business segment marks a shift in the Company’s business strategy intended to enable the Company to focus its energy and resources predominantly on Transportation and Skilled Trades though some other programs will continue to be available at some campuses.  The results of operations of the 17 campuses included in the Healthcare and Other Professions segment that are being divested are reflected as discontinued operations in the condensed consolidated financial statements.

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months.  At September 30, 2016, the Company’s sources of cash primarily included cash and cash equivalents of $45.8 million (of which $26.6 million is restricted). The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the current sources of capital that will provide short term liquidity, the Company plans to sell approximately $32.3 million in assets net of liabilities, which are currently classified as held for sale and are expected to be sold within one year from the date of classification of which up to $10 million will be required to pay down debt.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2015 consolidated financial statements and related disclosures of the Company included in the Annual Report on Form 10-K filed with the SEC on March 10, 2016, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2016.

Index
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

New Accounting Pronouncements – In August 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for the Company beginning after December 15, 2017, including interim periods within that fiscal year. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2016-15, however it is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. Further, tax benefits should be recognized regardless of whether the benefits reduce taxes payable in the current period.  Under the previous U.S. GAAP, excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Also, under the previous U.S. GAAP, excess tax benefits are not recognized until the deduction reduces taxes payable. The new guidance is effective for the Company on January 1, 2017, with earlier application permitted in any interim or annual period. ASU No. 2016-09 is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or financial statement disclosures.

In February 2016, the FASB issued ASU Topic 842, Leases requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S. GAAP and ASU Topic 842 is the recognition under ASU 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance, effective for the Company on January 1, 2019, with earlier application permitted, is being evaluated to determine if it will have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016 with early adoption permitted. The Company early adopted this guidance as of December 31, 2015.  It did not have a material impact on the Company’s consolidated results of operations, financial condition or financial statement disclosures.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2016 and 2015, the Company did not have any interest and penalties expense associated with uncertain tax positions.

Index
Reclassification – During the quarter ended September 30, 2016, the Board of Directors approved a plan for the Company to teach-out certain programs in the West Palm Beach, Florida campus which are included in the Transitional segment.  In 2016, the Company reclassified related amounts reflected in the 2015 Condensed Consolidated Balance Sheet.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic shares outstanding	23,498,904	23,230,438	23,433,015	23,140,006
Dilutive effect of stock options	1,181,073	39,197	-	-
Diluted shares outstanding	24,679,977	23,269,635	23,433,015	23,140,006

For the nine months ended September 30, 2016 and 2015, options to acquire 668,307 and 47,015 shares, respectively, were excluded from the above table because the Company recorded a net loss for each quarter and, therefore, their impact on reported loss per share would have been antidilutive.  For the three and nine months ended September 30, 2016, options to acquire 224,667 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported income (loss) per share would have been antidilutive. For the three and nine months ended September 30, 2015, options to acquire 540,567 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported income (loss) per share would have been antidilutive.

In 2013, and 2014, the Company issued performance shares that vest when certain performance conditions are satisfied.  As of September 30, 2016, these performance conditions were not met for most of these shares.  As a result, the Company has determined that most of these shares are contingently issuable.  Accordingly, 998,827 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016, and 152,837 shares have been excluded for the three and nine months ended September 30, 2015.  Refer to Note 6 for more information on performance shares.

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

The results of operations at these 17 campuses for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$24,464	$25,013	$74,547	$77,590

Loss before income tax	(1,733)	(1,374)	(1,978)	(4,271)
Income tax benefit	-	-	-	-
Net loss from discontinued operations	$(1,733)	$(1,374)	$(1,978)	$(4,271)

On December 3, 2015, the Board of Directors approved a plan to cease operations at the Hartford, Connecticut school which is scheduled to close in the fourth quarter of 2016 and is included in the Transitional segment.

On July 1, 2016, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “WPB Sale Agreement”) with School Property Development Metrocentre, LLC (“SPD”), pursuant to which NEIT agreed to sell to SPD the real property owned by NEIT located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon  (the “WPB Property”) for a cash purchase price of approximately $15.9 million.

Index
In the third quarter of 2016, the Board of Directors approved a plan to teach-out certain programs at the West Palm Beach, Florida campus, which is expected to be completed in the first quarter of 2017.  As a result, operations related to these programs have been included in the Transitional segment as of September 30, 2016. The remaining assets and liabilities at the West Palm Beach, Florida campus remain in classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2016. The remaining operations at the West Palm Beach, Florida campus remain in classified as discontinued operations in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016.

On September 1, 2016, the Company received notification of termination of the WPB Sale Agreement from SPD pursuant to the terms of the WPB Sale Agreement.

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

As of September 30, 2016 and 2015, long-lived assets were tested at certain campuses as a result of certain financial indicators such as the Company’s history of losses, current respective period losses, as well as future projected losses at these campuses.  The Company concluded that there was sufficient evidence to conclude that there was no impairment of long-lived assets as of September 30, 2016 and 2015.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.   The Company concluded that, as of September 30, 2016, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The Company concluded that as of September 30, 2015 there was an indicator of potential impairment as a result of a decrease in market capitalization and, accordingly, the Company tested goodwill for impairment.  The test indicated that one of the Company’s reporting units was impaired, which resulted in a pre-tax non-cash charge of $0.2 million for the three months ended September 30, 2015.

The carrying amount of goodwill at September 30, 2016 and 2015 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2016	$108,417	$(93,881)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2016	$108,417	$(93,881)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2015	$115,872	$(93,665)	$22,207
Adjustments	-	(216)	(216)
Balance as of September 30, 2015	$115,872	$(93,881)	$21,991

Index
Intangible assets, which are included in other assets, net in the accompanying Condensed Consolidated Balance Sheets, consist of the following:

	Trade Name	Curriculum	Total
Gross carrying amount at December 31, 2015	$310	$160	$470
Adjustments	-	-	-
Gross carrying amount at September 30, 2016	310	160	470

Accumulated amortization at December 31, 2015	308	112	420
Amortization	2	11	13
Accumulated amortization at September 30, 2016	310	123	433

Net carrying amount at September 30, 2016	$-	$37	$37

Weighted average amortization period (years)	7	10

Amortization of intangible assets was less than $0.1 million for each of the three and nine months ended September 30, 2016 and 2015.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2016	$4
2017	16
2018	17
$37

5.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	September 30, 2016	December 31, 2015
Term loan (a)	$41,734	$42,124
Finance obligation (b)	1,678	9,672
Capital lease-property (with a rate of 8.0%) (c)	-	3,899
	43,412	55,695
Less current maturities	(11,678)	(10,114)
	$31,734	$45,581

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

The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  The Company was in compliance with all covenants as of September 30, 2016.  Subsequent to the 2015 fiscal year end, pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  In the event that the Company elects to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment, the Company will be required to prepay on or before January 15, 2017, without prepayment penalty, amounts outstanding under the Term Loan up to $4 million.

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

Index
Also, in connection with the Term Loan, the Company paid to the Agent a commitment fee of $1 million on the Closing Date and is required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan were $2.8 million during fiscal year 2015. During the first quarter of 2016, in connection with the effectiveness of the Second Amendment, the Company paid loan modification fees of $0.5 million.  These deferred finance fees are netted against the Term Loan on the Condensed Consolidated Balance Sheets and amortized to interest expense on the Condensed Consolidated Statement of Operations.

As of September 30, 2016 and December 31, 2015, the Company had $44.3 million and $44.7 million outstanding under the Term Loan; offset by $2.5 million and $2.5 million of deferred finance fees, respectively.

(b) The Company completed a sale and a leaseback of four facilities on December 28, 2001. The Company retained a continuing involvement in the lease and, as a result, the Company was prohibited from utilizing sale-leaseback accounting. Accordingly, the Company had treated this transaction as a finance lease. In January 2016, the lease was amended to cure certain provisions related to continuing involvement and, as a consequence, achieved sales treatment.  In the first quarter of 2016, the lease was converted to an operating lease and rent payments are included in educational, services and facilities expense in the Condensed Consolidated Statement of Operations.  In addition, the finance obligation, net of land and buildings, is being amortized straight-line through December 31, 2016.

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

(d)  On April 12, 2016, the Company entered into a credit agreement (the “L/C Agreement”) with Sterling National Bank (“Sterling”) under which Sterling has agreed to issue letters of credit from time to time at 100% margin against available funds in a cash collateral account maintained by the Company at Sterling.  The maximum availability under the L/C Agreement is $9.5 million.  The Company will pay Sterling a letter of credit fee equal to 1.75% on the daily amount available to be drawn under each outstanding letter of credit, which fee is payable in quarterly installments in arrears.  The L/C Agreement matures on April 1, 2017 and replaces a letter of credit facility with a prior lender.  The L/C Agreement contains representations, warranties, affirmative and negative covenants and events of default customary for facilities of this type. As of September 30, 2016 the Company has $5.5 million of letters of credit outstanding under the L/C Agreement.

Scheduled maturities of long-term debt and lease obligations at September 30, 2016 are as follows:

Year ending December 31,
2016	$10,000
2017	3,173
2018	3,462
2019	27,632
$44,267

The finance obligation of $1.7 million is excluded from the scheduled maturities schedule as it is a non-cash liability.

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

For the nine months ended September 30, 2016 and 2015, the Company completed a net share settlement for 38,389 and 49,075 restricted shares, respectively, on behalf of certain employees who participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2016 and/or 2015, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.1 million or less for each of the three and nine months ended September 30, 2016 and 2015, respectively, to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2015	450,494	$3.69
Granted	1,105,487	1.67
Canceled	(26,200)	5.63
Vested	(244,029)	3.05

Nonvested restricted stock outstanding at September 30, 2016	1,285,752	2.03

The restricted stock expense for the three months ended September 30, 2016 and 2015 was $0.4 million and $0.1 million, respectively.  The restricted stock expense for the nine months ended September 30, 2016 and 2015 was $1.1 million and $0.9 million, respectively. The unrecognized restricted stock expense as of September 30, 2016 and December 31, 2015 was $1.9 million and $1.3 million, respectively.  As of September 30, 2016, outstanding restricted shares under the LTIP had aggregate intrinsic value of $2.8 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	246,167	$12.52	3.98 years	$-
Canceled	(21,500)	15.63		-

Outstanding at September 30, 2016	224,667	12.23	3.48 years	-

Vested or expected to vest	224,667	12.23	3.48 years	-

Exercisable as of September 30, 2016	224,667	12.23	3.48 years	-

As of September 30, 2016, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At September 30, 2016
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	165,167	3.60	$9.46	165,167	$9.46
$14.00-$19.99	28,500	2.40	19.12	28,500	19.12
$20.00-$25.00	31,000	3.85	20.62	31,000	20.62

	224,667	3.48	12.23	224,667	12.23

7.	INCOME TAXES

The provision for income taxes for the three months ended September 30, 2016 and 2015 was $0.1 million, or 3.8% of pretax income, and $0.1 million, or 1.2% of pretax income, respectively.  The provision for income taxes for the nine months ended September 30, 2016 and 2015 was $0.2 million, or 2.0% of pretax loss, and $0.2 million, or 2.0% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a valuation allowance on its net deferred tax assets as of September 30, 2016.

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

Index
9.	SEGMENTS

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative articles in the press. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over 10 locations and exited its online business.  The Company reviewed how it has been structured and in the first quarter of 2015 decided to change its organization to enable the Company to better allocate financial and human resources to respond to its markets and with the goal of improving its profitability and competitive advantage.  In the past, the Company offered any combination of programs at any campus.  The Company has changed its focus to program offerings that create greater differentiation and attain excellence to attract more students and gain market share.  Also strategically, the Company began offering continuing education training to employers who hire its students and this is best achieved at campuses focused on their professions.

As a result of the regulatory environment, market forces and strategic decisions, the Company now operates in three reportable segments: a) Transportation and Skilled Trades, b) Healthcare and Other Professions, and c) Transitional which refers to businesses that have been or are currently being taught out.

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

On November 3, 2015 the Board of Directors approved a plan for the Company to divest 17 of the 18 schools included in the Healthcare and Other Professions business segment.  Then, in December 2015, the Board of Directors approved a plan to cease operations of the remaining school in this segment located in Hartford, Connecticut, which is scheduled to close in the fourth quarter of 2016.  The divestiture of the Company’s Healthcare and Other Professions business segment marks a strategic shift in business strategy.  The results of operations of these 17 campuses are reflected as discontinued operations in the consolidated financial statements.  The Hartford, Connecticut campus, which was previously included in the Healthcare and Other Professions segment is now included in the Transitional segment.  Implementation of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.  During the third quarter of 2016, the Board of Directors approved a plan to teach-out certain programs at the West Palm Beach, Florida campus which is expected to be completed in the first quarter of 2017. The operations related to these programs have been included in the Transitional segment as of September 30, 2016.

The Company’s two continuing operations reporting segments are described below.

Transportation and Skilled Trades – Transportation and Skilled Trades offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Transitional – Transitional refers to operations that were or are being taught out and consists of the Company’s Fern Park, Florida and Hartford, Connecticut campuses and certain programs at the West Palm Beach, Florida campus.  Each school employs a gradual teach-out process that enables the school to continue to operate while current students complete their course of study. The Fern Park, Florida and Hartford, Connecticut schools are no longer enrolling new students.  The West Palm Beach school is no longer enrolling new students for certain programs which was announced during the quarter ended September 30, 2016 and the teach-out of these programs is expected to be completed in the first quarter of 2017.  The Fern Park, Florida campus was taught out as of March 31, 2016.  On December 3, 2015, the Company announced it was teaching out the Hartford, Connecticut campus, where the teach-out is expected to be completed by December 2016.

The Company evaluates segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating Income (Loss)
	2016	% of Total	2015	% of Total	2016	2015
Transportation and Skilled Trades	$47,939	96.3%	$49,697	92.0%	$6,122	$10,588
Transitional	1,864	3.7%	4,336	8.0%	(1,359)	(1,312)
Corporate	-	0.0%	-	0.0%	(3,720)	(3,404)
Total	$49,803	100.0%	$54,033	100.0%	$1,043	$5,872

	For the Nine Months Ended September 30,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
Transportation and Skilled Trades	$131,242	94.8%	$136,988	91.0%	$11,920	$18,333
Transitional	7,202	5.2%	13,581	9.0%	(5,579)	(4,916)
Corporate	-	0.0%	-	0.0%	(14,568)	(16,610)
Total	$138,444	100.0%	$150,569	100.0%	$(8,227)	$(3,193)

	Total Assets
	September 30, 2016	December 31, 2015
Transportation and Skilled Trades	$87,056	$90,045
Transitional	1,298	2,448
Corporate	53,743	69,999
Discontinued Operations	48,297	45,258
Total	$190,394	$207,750

Index
10.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instruments, assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheets, are listed in the table below:

	At September 30, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$19,240	$19,240	$-	$-	$19,240
Restricted cash	6,282	6,282	-	-	6,282
Prepaid expenses and other current assets	2,181	-	2,181	-	2,181
Noncurrent restricted cash	20,281	20,281	-	-	20,281

Financial Liabilities:
Accrued expenses	$11,828	$-	$11,828	$-	$11,828
Other short term liabilities	157	-	157	-	157
Term loan	41,734	-	38,517	-	38,517

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

11.	RELATED PARTY

The Company has an agreement with MATCO Tools, whereby MATCO will provide the Company, on an advance commission basis, credits in MATCO-branded tools, tool storage, equipment, and diagnostics products. The CEO of the parent company of MATCO is considered an immediate family member of one of the Company’s board members.  The Company’s payable balances from this third party was immaterial at September 30, 2016 and 2015. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

12.	SUBSEQUENT EVENTS

On November 1, 2016, the Board of Directors approved a plan for the Company to teach-out the Green Valley, Nevada and Center City, Philadelphia campuses.  The teach-out of the Green Valley, Nevada campus is expected to be completed in the fourth quarter of 2016.  The teach-out of the Center City, Philadelphia campus is expected to be completed by the second quarter of 2017. As of September 30, 2016, both the Green Valley, Nevada and the Center City, Philadelphia campuses financial results were included in discontinued operations on the statement of operations and held for sale on the statement of financial position.

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

In the first quarter of 2015, we reorganized our operations into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions, and (c) Transitional which refers to businesses that have been or are currently being taught out.  In November, 2015, the Board of Directors of the Company approved a plan for the Company to divest 17 of 18 of the schools included in its Healthcare and Other Professions business segment.  Then, in December 2015, the Board of Directors approved a plan to cease operations of the remaining school in the Healthcare and Other Professions segment, which is located in Hartford, Connecticut, and which is scheduled to close in the fourth quarter of 2016 and has been included in the Transitional segment as of September 30, 2016.  Implementation of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.  This divestiture marks a shift in our business strategy intended to enable us to focus energy and resources predominantly on Transportation and Skilled Trades though some other programs will continue to be available at some campuses.  The results of operations of the 17 campuses slated for divestiture are reflected as discontinued operations in the condensed consolidated financial statements.

On July 1, 2016, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “WPB Sale Agreement”) with School Property Development Metrocentre, LLC (“SPD”), pursuant to which NEIT agreed to sell to SPD the real property owned by NEIT located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon  (the “WPB Property”) for a cash purchase price of approximately $15.9 million.

As a result of the WPB Sale Agreement, the Board of Directors approved a plan to teach-out certain programs at the West Palm Beach, Florida campus which is expected to be completed in the first quarter of 2017.  The operations related to these programs have been included in the Transitional segment as of September 30, 2016.

On September 1, 2016, the Company received notification of termination of the WPB Sale Agreement from SPD pursuant to the terms of the WPB Sale Agreement.

Index
As of September 30, 2016, we had 12,855 students enrolled at 30 campuses (7,863 students enrolled at 13 campuses that are included in continuing operations).

Discontinued Operations

The results of operations at the 17 campuses slated for divestiture, as discussed above, for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$24,464	$25,013	$74,547	$77,590

Loss before income tax	(1,733)	(1,374)	(1,978)	(4,271)
Income tax benefit	-	-	-	-
Net loss from discontinued operations	$(1,733)	$(1,374)	$(1,978)	$(4,271)

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

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2016 and 2015 was 4.4% and 4.1%, respectively.  Our bad debt expense as a percentage of revenue for the nine months ended September 30, 2016 and 2015 was 4.8% and 4.9%, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for each of the three months ended September 30, 2016 and 2015 would have resulted in an increase in bad debt expense of $0.5 million and $0.5 million, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for each of the nine months ended September 30, 2016 and 2015 would have resulted in an increase in bad debt expense of $1.4 million and $1.5 million, respectively.

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

There was no goodwill impairment for the three or nine months ended September 30, 2016.

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

Index
There was no long-lived asset impairment during the three and nine months ended September 30, 2016 and 2015.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2016 and 2015, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.  The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.0%	46.3%	51.3%	48.0%
Selling, general and administrative	48.9%	42.0%	55.0%	53.8%
Gain on sale of assets	0.0%	0.4%	-0.3%	0.1%
Impairment of goodwill and long-lived assets	0.0%	0.4%	0.0%	0.1%
Total costs and expenses	97.9%	89.1%	105.9%	102.1%
Operating Income (loss)	2.1%	10.9%	-5.9%	-2.1%
Interest expense, net	-2.9%	-3.9%	-3.3%	-3.4%
Other income	3.4%	0.4%	3.7%	0.5%
Income (loss) from continuing operations before income taxes	2.6%	7.4%	-5.5%	-5.0%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Income (loss) from continuing operations	2.5%	7.3%	-5.6%	-5.1%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Consolidated Results of Operations

Revenue.   Revenue decreased by $4.2 million, or 7.8%, to $49.8 million for the three months ended September 30, 2016 from $54.0 million in the prior comparable period of 2015.  The decrease was a result of starting 2016 with approximately 800 fewer students than we had on January 1, 2015 which led to an 8.1% decline in average student population to approximately 7,400 as of September 30, 2016 from 8,100 as of September 30 in the prior year.  The Transitional segment accounted for approximately 58% of the revenue decline and about 51% of the average population decline.

Student start results decreased by 10.5% to approximately 3,100 from 3,500 for the three months ended September 30, 2016 as compared to the prior year comparable period.  Excluding the Transitional segment, student starts were slightly down.  The decline in student starts was mainly a result of the underperformance of one campus.  Excluding this campus and the Transitional segment our starts for the quarter would have grown over the prior year comparable period.

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

Educational services and facilities expense.   Our educational services and facilities expense decreased by $0.6 million, or 2.4%, to $24.4 million for the three months ended September 30, 2016 from $25.0 million in the prior year comparable quarter.

The decrease in expense was partially due to lower instructional expenses of $0.8 million, or 7.1%, as a result of a reduction in the number of instructors and other related costs resulting from lower average student population, partially offset by a $0.5 million, or 14.3% increase in books and tools expense incurred from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand the student overall learning experience.

Our facilities expense decreased by $0.4, or 3.6% resulting from the following factors.  First is a reduction in facilities costs due to the closure of our Fern Park, Florida campus during the first quarter of 2016 and over a 300,000 square foot reduction in the Hartford, Connecticut campus, which is scheduled to be taught-out by year-end.  These savings were largely offset by increased rent expense which was the result of a modification of leases for three of our campuses, which were previously accounted for as finance obligations under which rent payments were previously included in interest expense and additional depreciation expense in 2016 as a result of the reclassification of two facilities out of held for sale as of December 31, 2015.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, increased to 49.0% from 46.3% in the prior year quarter.

Index
Selling, general and administrative expense.    Our selling, general and administrative expense increased by $1.6 million, or 7.2%, to $24.4 million for the three months ended September 30, 2016 from $22.7 million in the comparable quarter of 2015.

Administrative expense increased by $1.1 million, or 9.1%, primarily as a result of approximately $0.9 million in closing costs associated with the teach-out of certain programs at our West Palm Beach, Florida campus which was reclassified back to continuing operations during the third quarter of 2016.

Sales and marketing expense increased by $0.8 million, or 9.2%, primarily as a result of an increase in marketing expense in a strategic effort to reach more potential students, expand brand awareness and increase enrollments.

As a percentage of revenues, selling, general and administrative expense increased to 48.9% for the quarter ended September 30, 2016 from 42.0% for the quarter ended September 30, 2015.

Net interest expense.    For the three months ended September 30, 2016, our net interest expense decreased by $0.6 million.  This decrease was primarily caused by the transition of our finance obligation at three of our campuses to operating leases coupled with the lease termination agreements for our Fern Park, Florida and Hartford, Connecticut facilities which were previously accounted for as capital leases.

Income taxes.    Our provision for income taxes was $0.1 million, or 3.8% of pretax income, in the third quarter of 2016, compared to $0.1 million, or 1.2% of pretax income, in the prior year period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Consolidated Results of Operations

Revenue.   Revenue decreased by $12.1 million, or 8.1%, to $138.4 million for the nine months ended September 30, 2016 from $150.6 million in the comparable period of 2015.  The decrease was a result of starting 2016 with approximately 800 fewer students than we had on January 1, 2015. This led to a 10.2% decline in average student population to approximately 7,100 as of September 30, 2016 from 7,900 as of September 30 in the prior year.

Student start results decreased by 8.2% to approximately 6,800 from 7,400 for the nine months ended September 30, 2016 as compared to the prior year comparable period. The decline in student starts was mainly a result of the underperformance of one campus. Excluding this campus and the Transitional segment our starts for the quarter would have grown over the prior year comparable period.

Partially offsetting the decrease in revenue was an increase of 2.4% in average revenue per student for the nine months ended September 30, 2016 due to a shift in program mix.

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

Educational services and facilities expense.   Our educational services and facilities expense decreased by $1.4 million, or 1.9%, to $71.0 million for the nine months ended September 30, 2016 from $72.3 million in the prior year comparable nine month period.

The decrease in expense was primarily due to a $2.5 million, or 7.5%, reduction in our instructional expenses as a result of a reduction in the number of instructors and other related costs resulting from lower average student population, partially offset by an increase of $0.8 million in books and tools expense resulting from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand their overall learning experience.

Our facilities expense increased by $0.3 million, or 1.0% resulting from increased rent expense resulting from the modification of leases for three of our campuses which were previously accounted for as finance obligations under which rent payments were previously included in interest expense and the conversion of the lease for our Hartford, Connecticut campus from a capital lease to an operating lease during the quarter ended March 31, 2016.

Index
Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, increased to 51.3% from 48.0%.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $4.9 million, or 6.1%, to $76.1 million for the nine months ended September 30, 2016 from $81.0 million in the prior year comparable nine month period.

Administrative expense was lower by $3.4 million, or 7.6%, as a result of (a) a $2.8 million reduction in salaries and benefit costs mainly due to lower workman’s compensation and  healthcare claims, which was partially offset by approximately $0.7 million in severance paid during the first quarter of 2016; (b) cost savings of $1.0 million in relation to the completion of the teach-out at our Fern Park, Florida campus; and (c) a $0.8 decrease in bad debt expense which as a percentage of revenue was 4.8% for the nine months ended September 30, 2016, compared to 4.9% for the same period in 2015.  The improvement in bad debt expense was mainly the result of improved historical collection rates and shift in student mix.  These cost savings were partially offset by $1.2 million in additional costs associated with the reclassification of certain programs at our West Palm Beach, Florida campus to continuing operations during the third quarter of 2016.

Sales and marketing expenses decreased by $0.9 million, or 3.0%, as a result of a reduction of $1.0 million in sales expense partially offset by a $0.1 million increase in marketing expense. The reduction in sales expense was mainly attributable to (a) a reduction in the number of admissions representatives dedicated to the destination schools as a result of our implementation of a centralized call center reducing travel and salary expense; and (b) suspended sales efforts at the Fern Park, Florida and Hartford, Connecticut campuses.  The increase in marketing expense is largely the result of additional spending in a strategic effort to reach more potential students, expand brand awareness and increase enrollments.  The increased spending in marketing expenses was partially offset by cost savings as a result of suspended marketing efforts at the Fern Park, Florida and Hartford, Connecticut campuses.  The Fern Park, Florida campus completed its teach out process as of March 31, 2016 and the Hartford, Connecticut campus is on schedule to be fully taught out by December 31, 2016.

Student services expense decreased by $0.6 million, or 9.2%, as a result of aligning support services with lower levels of population.

As a percentage of revenues, selling, general and administrative expense increased to 55.0% for the nine months ended September 30, 2016 from 53.8% for the prior year comparable period.

Net interest expense.    For the nine months ended September 30, 2016, our net interest expense decreased by $0.6 million.  This decrease was primarily caused by the transition of our finance obligation at three of our campuses to operating leases coupled with the lease termination agreements for our Fern Park, Florida and Hartford, Connecticut facilities which were previously accounted for as capital leases

Income taxes.    Our provision for income taxes was $0.2 million, or 2.0% of pretax loss, for the nine months ended September 30, 2016, compared to $0.2 million, or 2.0% of pretax loss, in the prior year period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

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

Index
As a result of the regulatory environment, market forces and strategic decisions, we now operate in two reportable segments: a) Transportation and Skilled Trades and b) Transitional.

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

Transitional – Transitional refers to operations that are being taught out and consists of our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  In the first quarter of 2015, we announced that we are teaching out our campus in Fern Park, Florida and in December 2015, we announced that we are teaching out our campus in Hartford Connecticut.  The teach-out at our Fern Park, Florida campus has been completed as of March 31, 2016 and the teach-out of our Hartford Connecticut campus is expected to be completed in December 2016. In addition, during the quarter ended September 30, 2016, the Board of Directors approved a plan to teach-out certain programs at the West Palm Beach, Florida campus which is expected to be completed in the first quarter of 2017.  As a result, operations related to these programs have been included in the Transitional segment as of September 30, 2016.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table present results for our two reportable segments:

	Three Months Ended September 30,
	2016	2015	% Change
Revenue:
Transportation and Skilled Trades	$47,939	$49,697	-3.5%
Transitional	1,864	4,336	-57.0%
Total	$49,803	$54,033	-7.8%

Operating Income (Loss):
Transportation and Skilled Trades	$6,122	$10,588	-42.2%
Transitional	(1,359)	(1,312)	-3.6%
Corporate	(3,720)	(3,404)	-9.3%
Total	$1,043	$5,872	82.2%

Starts:
Transportation and Skilled Trades	3,090	3,158	-2.2%
Transitional	9	305	-97.0%
Total	3,099	3,463	-10.5%

Average Population:
Transportation and Skilled Trades	7,128	7,446	-4.3%
Transitional	296	633	-53.2%
Total	7,424	8,079	-8.1%

End of Period Population:
Transportation and Skilled Trades	7,667	7,852	-2.4%
Transitional	196	646	-69.7%
Total	7,863	8,498	-7.5%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Transportation and Skilled Trades
Revenue was lower by $1.8 million, or 3.5%, to $47.9 million in the three months ended September 30, 2016, as compared to $49.7 million in the prior year comparable period, primarily driven by a 4.3% decline in average population which decreased to approximately 7,100 from 7,400 in the prior year comparable period.  This decrease in average population was a result of starting 2016 with approximately 600 fewer students than we had on January 1, 2015.

Student start results decreased by 2.2% to approximately 3,100 from 3,200 for the three months ended September 30, 2016 as compared to the prior year comparable period.  The decline in student starts are mainly a result of the underperformance of one campus.  Excluding this campus our starts for the quarter would have grown over the prior year comparable period.

 Operating income was $6.1 million compared to $10.6 million, a decrease of $4.5 million, or 42.2%, due to several factors:

•
Educational services and facilities expense increased by $1.4 million, comprised of (a) a $0.8 million, or 9.0%, increase in facilities expense, primarily due to increased depreciation expense as a result of the reclassification of one campus out of held for sale as of December 31, 2015; and (b) $0.8 million in increased books and tools expenses resulting from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand their overall learning experience.

•
Selling, general and administrative expenses increased by $1.6 million, primarily comprised of a $1.0 million increase in marketing expense coupled with a $0.4 million increase in sales expense.  The increase in marketing expense was largely the result of additional spending in a strategic effort to reach more potential students, expand brand awareness and increase enrollments. The increase in sales expense was a result of hiring additional personnel at the campus level to help with recruiting efforts at the high school level.

Index
Transitional

This segment consists of the Fern Park, Florida campus, Hartford, Connecticut campus and certain programs at our West Palm Beach, Florida campus.  During the quarter ended September 30, 2016 management made the strategic decision to teach-out certain programs at our West Palm Beach, Florida campus which resulted in operations related to these programs being included in the Transitional segment as of September 30, 2016.  The teach-out of these programs is expected to be completed in the first quarter of 2017. The Fern Park, Florida campus has fully taught out all of its existing students and was officially closed as of March 31, 2016 and the Hartford, Connecticut campus has ceased student enrollment and is currently teaching out the remaining students through December 2016.

Revenue decreased by $2.5 million, or 57.0%, to $1.9 million for the three months ended September 30, 2016 from $4.3 million, in the prior year comparable period.  This decrease is mainly attributable to the closure of the Fern Park, Florida campus and the suspension of new student enrollment at our Hartford, Connecticut location which took effect in the fourth quarter of 2015.

Operating loss remained essentially flat at $1.3 million.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the Company.  Corporate and Other costs increased by $0.3 million, or 9.3%, to $3.7 for the three months ended September 30, 2016 from $3.4 million for the comparable prior year quarter.

The following table present results for our two reportable segments:

	Nine Months Ended September 30,
	2016	2015	% Change
Revenue:
Transportation and Skilled Trades	$131,242	$136,988	-4.2%
Transitional	7,202	13,581	-47.0%
Total	$138,444	$150,569	-8.1%

Operating Income (Loss):
Transportation and Skilled Trades	$11,920	$18,333	-35.0%
Transitional	(5,579)	(4,916)	-13.5%
Corporate	(14,568)	(16,610)	12.3%
Total	$(8,227)	$(3,193)	-157.7%

Starts:
Transportation and Skilled Trades	6,686	6,875	-2.7%
Transitional	129	549	-76.5%
Total	6,815	7,424	-8.2%

Average Population:
Transportation and Skilled Trades	6,723	7,216	-6.8%
Transitional	379	694	-45.5%
Total	7,102	7,910	-10.2%

End of Period Population:
Transportation and Skilled Trades	7,667	7,852	-2.4%
Transitional	196	646	-69.7%
Total	7,863	8,498	-7.5%

Index
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Transportation and Skilled Trades
Revenue decreased by $5.7 million, or 4.2%, to $131.2 million in the nine months ended September 30, 2016, as compared to $137.0 million in the prior year comparable period, primarily driven by a 6.8% decline in average population which decreased to approximately 6,700 from 7,200 in the prior year comparable period.  The decrease in average population was a result of starting 2016 with approximately 600 fewer students than we had on January 1, 2015.

Student start results decreased by 2.7% to approximately 6,700 from 6,900 for the nine months ended September 30, 2016 as compared to the prior year comparable period.  The decline in student starts are mainly a result of the underperformance of one campus.  Excluding this campus our starts for the quarter would have grown over the prior year comparable period.

The revenue decline from a lower population was slightly offset by a 2.7% increase in average revenue per student due to a shift in program mix.

Operating income was $11.9 million compared to $18.3 million, a decrease of $6.4 million, or 35.0%, driven by the following main factors:

•
Educational services and facilities expense increased by $1.9 million, comprised of a $1.6 million, or 6.5%, increase in facilities expense, primarily due to (a) $0.6 million in increased depreciation expense as a result of the reclassification of one campus out of held for sale as of December 31, 2015; (b) $0.9 million in increased rent expense resulting from the modification of leases at three of our campuses, which were previously accounted for as finance obligations under which rent payments were previously included in interest expense; and (c) a $1.3 million, or 18.6% increase in books and tools expenses resulting from the purchase of laptops provided to newly enrolled students in certain programs to enhance and expand their overall learning experience.   Partially offsetting the above increases was a $1.0 million, or 3.4%, decrease in instructional expense as a result of realigning our cost structure to meet our population.

•
Selling, general and administrative expenses decreased by $1.0 million primarily comprised of a $1.6 million decrease in administrative expenses which was primarily the result of a decrease in salaries and benefits and lower bad debt expense.  The improvement in bad debt expense was mainly the result of improved historical collection rates and a shift in student mix.

Transitional
This segment consists of the Fern Park, Florida campus, Hartford, Connecticut campus and certain programs at our West Palm Beach, Florida campus.  During the third quarter of 2016, management made the strategic decision to teach-out certain programs at our West Palm Beach, Florida campus which resulted in operations related to these programs being included in the Transitional segment as of September 30, 2016. The teach-out of these programs is expected to be completed in the first quarter of 2017. The Fern Park, Florida campus has fully taught out all of its existing students and was officially closed as of March 31, 2016 and the Hartford, Connecticut campus has ceased student enrollment and is currently teaching out the remaining students through December 2016.

Revenue decreased by $6.4 million, or 47.0%, to $7.2 million for the nine months ended September 30, 2016 from $13.6 million, in the prior year comparable period.  This decrease is mainly attributable to the closing of our Fern Park, Florida campus and the suspension of new student enrollment at our Hartford, Connecticut location which took effect in the fourth quarter of 2015.

Operating loss increased by $0.7 million, or 13.5%, to $5.6 million from $4.9 million.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the Company.  Corporate and Other costs decreased by $2.0 million, or 12.3%, to $14.6 for the nine months ended September 30, 2016 from $16.6 million for the nine months ended September 30, 2015.  This decrease was primarily a result of cost management efforts by the Company to meet its long term strategic goals and objectives.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash (used in) provided by operating activities and borrowings under our term loan facility. The following chart summarizes the principal elements of our cash flow:

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(9,513)	$2,492
Net cash used in investing activities	(643)	(1,159)
Net cash (used in) provided by financing activities	(9,024)	18,790

As of September 30, 2016, we had cash and cash equivalents of $45.8 million, including restricted cash of $26.6 million representing a decrease of approximately $15.2 as compared to $61 million of cash, cash equivalents and restricted cash as of December 31, 2015.  This decrease is primarily the result of a net loss during the year; $8.5 million of campus closing costs; $0.7 million loan modification fee paid to our lender in relation to an amendment of our Term Loan; and $0.7 million in severance paid during the nine months ended September 30, 2016.  In addition, the decrease in our cash position is reflective of the seasonality of the industry, the reduction in revenue, and the timing of Title IV funds received.

For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which when coupled with the overall economic environment have discouraged potential students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months.  As of September 30, 2016, our available sources of cash primarily include cash and cash equivalents of $19.2 million.

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

Operating Activities

Net cash used in operating activities was $9.5 million for the nine months ended September 30, 2016 compared to cash provided by operating activities of $2.5 million for the comparable period of 2015.  For the nine months ended September 30, 2016, changes in our operating assets and liabilities resulted in cash outflows of $14.4 million and were primarily attributable to changes in deferred revenue, accounts receivable, and accounts payable and accrued expenses. The decrease in deferred revenue resulted in a cash outflow of $2.0 million and was primarily attributable to the timing of student starts, the number of students in school and the status of students in relation to the completion of their program at September 30, 2016 compared to December 31, 2015. The decrease in receivables resulted in a cash outflow of $17.4 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students. The increase in accounts payable and accrued expenses resulted in a cash inflow of $5.5 million. This increase was primarily attributable to the timing of invoices.

Index
For the nine months ended September 30, 2015, changes in our operating assets and liabilities resulted in cash outflows of $8.3 million and were primarily attributable to changes in deferred revenue, accounts receivable, and accounts payable and accrued expenses. The increase in deferred revenue resulted in a cash inflow of $1.0 million. The increase was primarily attributable to the timing of student starts, the number of students in school and the status of students in relation to the completion of their program at September 31, 2015 compared to December 31, 2014. The decrease in receivables resulted in a cash outflow of $14.2 million and was primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students. The increase in accounts payable and accrued expenses resulted in a cash inflow of $4.6 million. The increase was primarily attributable to the timing of invoices.

Investing Activities

Net cash used in investing activities was $0.6 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program build outs. The use of cash for capital expenditures was partially offset by a reclassification of restricted cash to unrestricted cash during the quarter ended September 30, 2016.

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

Financing Activities

Net cash used in financing activities was $9.0 million for the nine months ended September 30, 2016 as compared to cash provided from financing activities of $18.8 million for the nine months ended September 30, 2015. The decrease of $27.8 million was due to $2.9 million in lease termination payments resulting from the termination of our lease agreement for our Fern Park, Florida campus; a decrease in net borrowing of $22.0 million for the nine months ended September 30, 2016 as compared to the nine months September 30, 2015; and the reclassification of $5.0 million to restricted cash.

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

The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  Pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  In the event that the Company elects to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment, the Company will be required to prepay on or before January 15, 2017, without prepayment penalty, amounts outstanding under the Term Loan up to $4 million.  The Company was in compliance with all financial covenants as of September 30, 2016.

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

Letter of Credit Agreement

On April 12, 2016, the Company entered into a credit agreement (the “L/C Agreement”) with Sterling National Bank (“Sterling”) under which Sterling has agreed to issue letters of credit from time to time at 100% margin against available funds in a cash collateral account maintained by the Company at Sterling.  The maximum availability under the L/C Agreement is $9.5 million.  The Company will pay Sterling a letter of credit fee equal to 1.75% on the daily amount available to be drawn under each outstanding letter of credit, which fee is payable in quarterly installments in arrears.  The L/C Agreement matures on April 1, 2017 and replaces a letter of credit facility with a prior lender.  The L/C Agreement contains representations, warranties, affirmative and negative covenants and events of default customary for facilities of this type. As of September 30, 2016 there were $5.5 million letters of credit outstanding under the L/C Agreement.

Index
The following table sets forth our long-term debt (in thousands):

	September 30, 2016	December 31, 2015
Term loan	$41,734	$42,124
Finance obligation	1,678	9,672
Capital lease-property (with a rate of 8.0%)	-	3,899
	43,412	55,695
Less current maturities	(11,678)	(10,114)
	$31,734	$45,581

As of September 30, 2016, we had outstanding loan commitments to our students of $36.3 million, as compared to $33.4 million at December 31, 2015.  Loan commitments, net of interest that would be due on the loans through maturity, were $27.3 million at September 30, 2016, as compared to $24.8 million at December 31, 2015.  Loan commitments decreased as a result of lower population and fewer campuses.

Contractual Obligations

Long-term Debt.  As of September 30, 2016, our current portion of long-term debt and our long-term debt consisted of borrowings under our Term Loan.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan (including interest)	$54,579	$14,952	$39,627	$-	$-
Operating leases	101,388	21,161	36,499	21,873	21,855
Total contractual cash obligations	$155,967	$36,113	$76,126	$21,873	$21,855

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016, except for surety bonds.  As of September 30, 2016, we posted surety bonds in the total amount of approximately $14.9 million which are partially backed by letters of credit.  Cash collateralized letters of credit of $6.2 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Regulatory Update

Cohort Default Rates

In September 2016, the DOE released the final cohort default rates for the 2013 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2013 federal fiscal year range from 10.5% to 15.4%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2013 federal fiscal year.

Accreditation

As previously disclosed, accreditation by an accrediting agency recognized by the DOE is required for one of Lincoln’s institutions to be certified to participate in Title IV Programs. As of September 30, 2016, one of our institutions comprised of 13 campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS.  However, on September 22, 2016, a senior DOE official issued a decision terminating the DOE’s recognition of ACICS as a nationally recognized accrediting agency and denying ACICS’s petition for DOE recognition. ACICS has appealed the decision to the DOE Secretary.  If unsuccessful in this appeal, ACICS may appeal further to Federal court; however, unless otherwise directed by the court, such appeal would not stay the decision of the DOE Secretary.  This institution is classified as held for sale and discontinued operations in the condensed consolidating financial statements as of September 30, 2016.

Index
Lincoln’s current Program Participation Agreement for the institution in question is valid through June 30, 2020, however, if ACICS is unsuccessful in its appeals and loses its DOE recognition, the DOE may (but is not required to) provisionally certify our ACICS-accredited institution and its campuses to continue participating in the Title IV programs for a period of up to 18 months and require the institution to apply for and obtain accreditation from another DOE-recognized accrediting body.  In such event, the DOE could also impose conditions on our institution as part of the provisional certification. If such circumstances occur, our efforts to obtain accreditation of our ACICS-accredited institution from another DOE-recognized accrediting body could be unsuccessful and could result in the loss of the institution’s eligibility to participate in the Title IV programs which could require us to close the institution and its campuses and could have a material adverse effect on our business and results of operations. Even if such circumstances do not occur, the loss of DOE recognition of ACICS could result in, among other things, a loss of state authorization (and, in turn, Title IV eligibility), programmatic accreditation, and/or authorization to participate in certain state or federal financial aid programs and cause a decline in enrollments which could have a material adverse effect on our business and results of operations.  Additionally, loss of accreditation of the institution could result in a default under the Company’s credit agreement.  In addition, we have begun the process of obtaining accreditation by another nationally recognized accrediting agency.

Gainful Employment

As previously disclosed, the DOE has issued final regulations on gainful employment requiring each educational program to achieve threshold rates in at least one of two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The final regulations became effective on July 1, 2015 and, in October 2016, the DOE issued the first draft gainful employment rates for each of our programs for the 2015 debt measure year.  For the 2015 debt measure year, 60 of Lincoln’s programs achieved passing rates, 13 programs had rates that are in a category called the “zone,” and 5 programs had failing rates.  The draft rates are subject to appeal and other adjustments and, therefore, may be subject to change before the DOE issues the final rates which are expected in early 2017.

Each of our programs with failing final rates will lose its Title IV eligibility if it also receives a failing rate for either of the 2016 or 2017 debt measure year.   The gainful employment rates for the 2016 debt measure year are expected to be issued in late 2017. Our programs with rates in the zone are not subject to loss of Title IV eligibility unless they accumulate a combination of zone and failing rates for four consecutive years (or failing rates for two out of any three consecutive years) however, each program with a failing gainful employment rate will be required to provide warnings to prospective and currently enrolled students in those particular programs notifying them that, among other things, the program has not passed the gainful employment standards and could lose Title IV eligibility which could cause those students to lose access to Title IV funds and be required to find other means of paying for the program. Issuance of such warnings to those students could significantly impact enrollment which could have a material adverse effect on our business and results of operations.  Moreover, the potential for one or more of these programs to lose their Title IV eligibility could trigger a requirement to submit a letter of credit or other financial protection to the DOE under the new Borrower Defense to Repayment Regulations that take effect on July 1, 2017.  See “Borrower Defense to Repayment Regulations” below. The ongoing implementation of the gainful employment regulations could require us to eliminate certain educational programs, could result in the loss of our students’ access to Title IV program funds for the affected programs, and could significantly impact the rate at which students enroll in our programs which could have a material adverse effect on our business and results of operations.

Index
Borrower Defense to Repayment Regulations

On November 1, 2016, the DOE published regulations regarding, among other things, a borrower’s ability to allege acts or omissions by an institution as a defense to the repayment of certain Title IV loans and the consequences to the borrower, the DOE, and the institution.  The regulations which become effective on July 1, 2017 include a variety of requirements for implementing additional administrative policies and procedures, including the following: establishing expanded standards of financial responsibility which could in a requirement that we submit to the DOE a substantial letter of credit or other form of financial protection, requiring institutions to make disclosures to current and prospective students regarding the existence of certain circumstances whereby the institution is required to provide additional forms of financial protection to the DOE and/or where the institution has a loan repayment below DOE thresholds.   We are still in the process of evaluating the impact of these new and complex regulations on our business which will pose a significant administrative burden and could result in additional risks to our business.

Program Review

On April 26, 2013, the DOE notified our Union, New Jersey campus that an on-site program review was scheduled to begin on May 20, 2013. The program review assessed the institution’s administration of Title IV programs in which the campus participated for the 2011-2012 and 2012-2013 award years.  On September 30, 2016, the DOE issued a Program Review Report that required our Union campus to respond to information requests made in such report.  Our Union campus is in process of responding to the Program Review Report.

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

Index
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

We are exposed to certain market risks as part of our on-going business operations.  On July 31, 2015, the Company repaid in full and terminated a previously existing revolving line of credit with the proceeds of a new $45 million Term Loan.  Our obligations under the Term Loan are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings bear interest at the rate of 11.0% as of September 30, 2016.  As of September 30, 2016, we had $44.3 million outstanding under the Term Loan.

Based on our outstanding debt balance as of September 30, 2016, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.4 million, or $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Item 6.	EXHIBITS

Exhibit Number	Description

10.1(1)	Purchase and Sale Agreement dated July 1, 2016 between New England Institute of Technology at Palm Beach, Inc. and School Property Development Metrocentre, LLC

10.2(2)	Employment Agreement dated August 23, 2016 between the Company and Scott M. Shaw

10.3(3)	Employment Agreement dated August 23, 2016 between the Company and Brian K. Meyers

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2016.

(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2016.

*	Filed herewith.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 7, 2016	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

10.1(1)	Purchase and Sale Agreement dated July 1, 2016 between New England Institute of Technology at Palm Beach, Inc. and School Property Development Metrocentre, LLC

10.2(2)	Employment Agreement dated August 23, 2016 between the Company and Scott M. Shaw

10.3(3)	Employment Agreement dated August 23, 2016 between the Company and Brian K. Meyers

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2016.

(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2016.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.