Form 10-K
period 2016-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2017-03-10
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the 22,107,983 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $44,658,126. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $2.02 per share on June 30, 2016. Shares of common stock held by executive officers and directors and persons who own 5% or more of outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 8, 2017 was 24,719,105.

Documents Incorporated by Reference
Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Index
Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will or will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
our failure to comply with the extensive existing regulatory framework applicable to our industry or our failure to obtain timely regulatory approvals in connection with a change of control of our company or acquisitions;

•	the promulgation of new regulations in our industry as to which we may find compliance challenging;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	our ability to implement our strategic plan;
•	risks associated with changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 rule and cohort default rates;
•	risks associated with opening new campuses and closing existing campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements speak only as of the date the statements are made.  Except as required under the federal securities laws and rules and regulations of the United States Securities and Exchange Commission (the “SEC”), we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  We caution you not to unduly rely on the forward-looking statements when evaluating the information presented herein.

Index
PART I.

ITEM 1.	BUSINESS

OVERVIEW

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 28 schools in 15 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In the first quarter of 2015, we reorganized our operations into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional which refers to businesses that have been or are currently being taught out.  In November 2015 the Board of Directors approved a plan for the Company to divest the schools included in the HOPS business segment.  Divestiture of the Company’s HOPS business segment marks a strategic shift in business strategy that will enable us to focus energy and resources predominantly on the Transportation and Skilled Trades business segment.  The Company continues to actively market the schools comprising the HOPS business segment and has offers which are under consideration.  The results of operations of the campuses included in the HOPS business segment are reflected as discontinued operations in the consolidated financial statements.

The following table lists the schools that are included in the HOPS and Transitional Segments and their status as of December 31, 2016 and 2015:

	Segment		Status
School	2015	2016	2015	2016
Allentown, PA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Edison, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Moorestown, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Paramus, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Lincoln, RI	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Brockton, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Somerville, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Lowell, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
New Britain, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Shelton, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Las Vegas (Summerlin), NV	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Southington, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Marietta, GA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Hartford, CT	Transitional (Continuing Operations)	HOPS (Discontinued Operations)	Teach-out	Closed	2
Henderson (Green Valley), NV	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Closed	3
Center City Philadelphia, PA	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	4
Northeast Philadelphia, PA	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	4
West Palm Beach, FL	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	5
Fern Park, FL	Transitional (Continuing Operations)	Transitional (Continuing Operations)	Teach-out	Closed	6

1	In November 2015, the Board of Directors approved a plan to divest these schools and thus they are included in discontinued operations as of December 31, 2016 and 2015.
2
In November 2015, the Board of Directors approved a plan to divest this school.  In December 2015, the Board of Directors approved a plan to cease operations at this school.  The school was included in the Transitional Segment and included in continuing operations until it closed in the fourth quarter of 2016; it is included in discontinued operations as of December 31, 2016.

3
In November 2015, the Board of Directors approved a plan to divest this school.  In the fourth quarter of 2016, the Board of Directors approved a plan to cease operations at this school, which closed in the fourth quarter of 2016 and is included in discontinued operations as of December 31, 2016.

Index
4
In November 2015, the Board of Directors approved a plan to divest these schools.  In the fourth quarter of 2016, the Board of Directors approved a plan to cease operations at these schools which are being taught-out and expected to be closed in 2017.  These schools are included in the Transitional segment and continuing operations as of December 31, 2016.

5
In November 2015, the Board of Directors approved a plan to divest this school.  In the third quarter of 2016, the Board of Directors approved a plan to teach–out certain programs at this school. Then, in the fourth quarter of 2016, the Board of Directors approved a plan to teach-out the remainder of the programs at this school.  The school is expected to be closed in 2017.  This school’s operations are included in the Transitional segment and continuing operations as of December 31, 2016. However, as part of this plan, the Board of Directors approved the divestiture of the properties for this school and therefore the properties are included in held for sale as of December 31, 2016.

6
On February 27, 2015, our Board of Directors approved a plan to cease operations at this school, which was fully taught out and officially closed as of March 31, 2016 and is included in the Transitional segment and continuing operations as of December 31, 2016.  The plan to teach out this school was approved prior to the plan to exit the HOPS segment and as such does not meet the discontinued operations criteria.

As of December 31, 2016, we had 11,235 students enrolled at 28 campuses, 7,295 of those students are enrolled at campuses that are included in continuing operations.  Our average enrollment for the year ended December 31, 2016 was 11,864 students which represented a decrease of 8.6% from average enrollment in 2015.  Average enrollment at campuses that are included in continuing operations of 7,725 students represented a decrease of 8.0% from average enrollment in 2015 from such continuing operations.   For the year ended December 31, 2016, our revenues were $285.6 million, which represented a decrease of 6.7 % from the prior year.  Revenues were $196.9 million from continuing operations, which represented a decrease of 5.4% from the prior year. For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

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

AVAILABLE INFORMATION

Our website is www.lincolnedu.com. We make available on this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, annual proxy statements on Schedule 14A and amendments to those reports and statements as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. You can access this information on our website, free of charge, by clicking on “Investor Relations.” The information contained on or connected to our website is not a part of this Annual Report on Form 10-K. We will provide paper copies of such filings free of charge upon request. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the SEC's Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding us, which is available at www.sec.gov.

BUSINESS STRATEGY

Our goal is to strengthen our position as a leading provider of career‑oriented post-secondary education by continuing to pursue the following strategy:

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

Expand Market.  We believe that we can enter new markets and broaden the Lincoln brand by partnering with nationally recognized brands to provide the skills needed to train our nation’s workforce.  We continue to expand our industry relationships both to attract new students and to offer our graduates more employment opportunities.  We continue to establish partnerships with companies like BMW,

Index
Chrysler (FCA), Raytheon, Volkswagen and Audi that will enable graduates to receive higher wages. We expect to continue investing in marketing, recruiting and retention resources to increase enrollment.

Concentrate on Transportation and Skilled Trades.  During the fourth quarter of 2015 we announced our plan to sell 17 of the 18 schools comprising our HOPS business segment.  The planned divestiture allows us to concentrate our resources on our Transportation and Skilled Trades business segment.  We believe that we can further penetrate this market and create a more profitable Company.

PROGRAMS AND AREAS OF STUDY

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 22 to 136 weeks to complete, with tuition ranging from $6,600 to $36,000.  Our associate’s degree programs typically take between 48 to 156 weeks to complete, with tuition ranging from $20,000 to $70,000.  Our bachelor’s degree programs typically take between 104 and 208 weeks to complete, with tuition ranging from $40,000 to $80,000. As of December 31, 2016, all of our schools offer diploma and certificate programs, 12 of our schools are currently approved to offer associate’s degree programs and one school is approved to offer bachelor’s degree programs. In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days per week in three shifts per day and start new classes every month.  Other campuses are structured more like a traditional college and start classes every quarter. We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2016:

Current Programs Offered
Area of Study	Bachelor's Degree	Associate's Degree	Diploma and Certificate

Automotive		Automotive Service Management, Automotive Technology, Collision Repair & Refinishing Service Management, Diesel & Truck Service Management
Automotive Mechanics, Automotive Technology, Automotive Technology with BMW FastTrack, Automotive Technology with Mopar X-Press, Automotive Technology with High Performance, Collision Repair and Refinishing Technology, Diesel & Truck Mechanics, Diesel & Truck Technology, Diesel & Truck Technology with Transport Refrigeration, Diesel & Truck with Automotive Technology,  Heavy Equipment Maintenance Technology, Heavy Equipment and Truck Technology

Health Sciences	Health Information Administration, RN to BSN
Medical Assisting Technology, Dental Office Management, Health Information Technology, Medical Office Management, Mortuary Science, Occupational Therapy Assistant, Dental Hygiene, Dental Administrative Assistant, Advanced Medical Coding & Billing
Medical Office Assistant, Medical Assistant, Patient Care Technician, Pharmacy Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing

Skilled Trades		Electronic Engineering Technology, HVAC, Electronics Systems Service Management	Electrical Technology & Electronic Systems Technology, Electrical Technology, Electronics Systems Technician, HVAC, Welding Technology, CNC

Hospitality Services			Culinary Arts, Cosmetology, Aesthetics, International Baking and Pastry, Nail Technolgy, Therapeutic Massage & Bodywork Technician

Business and Information Technology	Business Management, Criminal Justice, Funeral Service Management	Criminal Justice, Business Management, Broadcasting and Communications, Paralegal, Computer Networking and Support, Human Services	Criminal Justice, Computer & Network Support Technician

Automotive Technology.    Automotive technology is our largest area of study, with 42% of our total average student enrollment for the year ended December 31, 2016. Our automotive technology programs are 28 to 136 weeks in length, with tuition rates of $11,500 to $37,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.

Index
As of December 31, 2016, 12 campuses offered programs in automotive technology and most of these campuses offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2016, health sciences was our second largest area of study, representing 29% of our total average student enrollment. Our health science programs are 32 to 208 weeks in length, with tuition rates of $13,600 to $76,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, registered nurse, dental assistant, medical assistant, medical administrative assistant, EKG technician, claims examiner and pharmacy technician. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, doctors' offices and pharmacies. Our practical nursing and medical assistant programs are our largest health science programs. As of December 31, 2016, we offered health science programs at 13 of our campuses.

Skilled Trades.    For the year ended December 31, 2016, 19% of our total average student enrollment was in our skilled trades programs. Our skilled trades programs are 36 to 97 weeks in length, with tuition rates of $16,800 to $32,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic systems technology. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2016, we offered skilled trades programs at 13 campuses.

Hospitality Services.    For the year ended December 31, 2016, 7% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 22 to 66 weeks in length, with tuition rates of $6,600 to $20,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas or cruise ships or are self-employed.  We offer massage programs at two campuses and cosmetology programs at one campus.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2016, we offered culinary programs at one campus.

Business and Information Technology.    For the year ended December 31, 2016, 3% of our total average student enrollment was in our business and information technology programs, which include our diploma and degree criminal justice programs. Our business and information technology programs are 40 to 208 weeks in length, with tuition rates of $13,000 to $80,000.  We have focused our current information technology, or IT, program offerings on occupations that are most in demand, such as computer and network support technician.  Our IT and business graduates work in entry level positions for both small and large corporations.  Our criminal justice graduates work in the security industry and for various government agencies and departments.  As of December 31, 2016, we offered these programs at 8 of our campuses.

MARKETING AND STUDENT RECRUITMENT

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising.    We utilize an integrated marketing approach in our admissions efforts that includes the use of traditional media such as television, radio, billboards, direct mail, various print media and event marketing campaigns.  Our digital marketing efforts, including paid search, search engine optimization and online video and display advertising, have grown significantly in recent years and currently drive the majority of our new student leads and enrollments. Our website’s integrated marketing campaigns direct prospective students to call or visit the Lincoln website where they may request additional information on a program or campus of interest.  Our internal systems enable us to closely monitor and track the effectiveness of each advertisement on a daily or weekly basis and make adjustments accordingly to enhance efficiency and limit our student acquisition costs.  In 2016, we relaunched our website with a new primary domain. The new structure of the website has enhanced the user experience providing easier access to key content and information. The site was also redesigned using a “mobile first” approach that maintains the website’s format and structure even on smaller devices including smart phones and tablets on which the growing majority of initial online searches for education options are conducted.

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

Recruiting.    Our recruiting efforts are conducted by a group of approximately 250 field and campus-based representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students homes or during a visit to one of our campuses.

Index
During 2016, we recruited approximately 24% of our students directly out of high school.  In addition, we have added ten field representatives to our team of 83.  Field sales continues to be a large part of our business and developing local community relationships is one of our most important functions.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. From continuing operations, we had 7,295 students enrolled as of December 31, 2016 and our average enrollment for the year ended December 31, 2016 was 7,725 students, a decrease of 8.0% in average enrollment from December 31, 2015. We had 7,545 students enrolled as of December 31, 2015 and our average enrollment for that year was 8,395 students, a decrease of 7.1% in average enrollment from December 31, 2014.

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

JOB PLACEMENT

We believe that assisting our graduates in securing employment after completing their program of study is critical to our ability to attract high quality students and enhancing our reputation in the industry. In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”). See "Regulatory Environment—Regulation of Federal Student Financial Aid Programs." Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that employers need. Each school has an advisory council comprised of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the marketplace. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. Throughout the year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  In addition, many of our schools have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our healthcare students are required to participate in an externship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

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

As of December 31, 2016, we had approximately 2,197 employees, including 533 full-time faculty and 432 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2017 and 2020.  We believe that we have good relationships with these unions and with our employees.

Index
COMPETITION

The for-profit, post-secondary education industry is highly competitive and highly fragmented with no one provider controlling significant market share. Direct competition between career-oriented schools like us and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, not-for-profit public, private schools, public and private two-year junior and community colleges most of which are eligible to receive funding under the federal programs of student financial aid authorized by Title IV Programs. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates. Public institutions are generally able to charge lower tuition than our school, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our other competitors have a more extensive network of schools and campuses than we do, which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our graduates’ success in securing employment after completing their program of study.

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

REGULATORY ENVIRONMENT

Students attending our schools finance their education through a combination of family contributions, individual resources, private loans and federal financial aid programs. Each of our schools participates in the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2016, approximately 79% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process.

In connection with the students' receipt of federal financial aid under the Title IV Programs, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended, and the regulations issued thereafter by the DOE, subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the Title IV Programs. To participate in the Title IV Programs, a school must be authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. The DOE defines an eligible institution to consist of both a main campus and its additional locations, if any. Each of our schools is either a main campus or an additional location of a main campus. Each of our schools is subject to extensive regulatory requirements imposed by state education agencies, accrediting commissions, and the DOE. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Our schools also participate in other federal and state financial aid programs that assist students in paying the cost of their education and that impose standards that we must satisfy.

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

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $14.3 million.

Index
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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2016, 15 of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC; 12 of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools, or ACICS; and one of our campuses is accredited by the New England Association of Schools and Colleges of Technology, or NEASC.  The following is a list of the dates on which each campus was accredited by its accrediting commission, the date by which its accreditation must be renewed and the type of accreditation.

Index
Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Philadelphia, PA2	September 30, 2013	May 1, 2018	National
Union, NJ1	May 29, 2014	February 1, 2019	National
Mahwah, NJ1	March 11, 2015	August 1, 2019	National
Melrose Park, IL2	March 13, 2015	November 1, 2019	National
Denver, CO1	June 14, 2016	February 1, 2021	National
Columbia, MD	March 8, 2017	February 1, 2022	National
Grand Prairie, TX1	December 7, 2011	August 1, 2016[3]	National
Allentown, PA2	March 8, 2017	February 1, 2022	National
Nashville, TN1	November 30, 2012	May 1, 2017	National
Indianapolis, IN	November 30, 2012	November 1, 2017[3]	National
New Britain, CT	June 5, 2014	January 1, 2018	National
Shelton, CT2	March 5, 2014	September 1, 2018	National
Queens, NY1	June 4, 2013	June 1, 2018	National
East Windsor, CT2	December 4, 2013	February 1, 2018[3]	National
South Plainfield, NJ1	September 2, 2014	August 1, 2019	National

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Campus undergoing re-accreditation. Campus has received written confirmation that it remains accredited pending consideration of its application for reaccreditation.

Accrediting Council for Independent Colleges and Schools Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Brockton, MA1	August 28, 2014	December 31, 2020	National
Lincoln, RI1	August 28, 2014	December 31, 2019	National
Lowell, MA1	January 5, 2015	December 31, 2019	National
Somerville, MA1	August 28, 2014	December 31, 2019	National
Philadelphia (Center City), PA1	Sepember 14, 2016	August 31, 2017	National
Iselin, NJ	December 20, 2016	December 31, 2022	National
Marietta, GA1	August 28, 2014	December 31, 2019	National
Moorestown, NJ1	December 20, 2016	December 31, 2022	National
Paramus, NJ1	December 20, 2016	December 31, 2022	National
Philadelphia (Northeast), PA1	December 20, 2016	December 31, 2022	National
West Palm Beach, FL1	August 28, 2014	December 31, 2019	National
Las Vegas (Summerlin), NV1	August 29, 2014	December 31, 2019	National

1	Branch campus of main campus in Iselin, NJ
2	Campus undergoing re-accreditation.

New England Association of Schools and Colleges of Technology Reaccreditation Dates

School	Last Accreditation Letter	Comprehensive Evaluation	Type of Accreditation
Southington, CT	June 29, 2012	Fall 2017	Regional

Index
On December 12, 2016, the DOE Secretary upheld a decision by a senior DOE official to cease DOE’s recognition of ACICS as a nationally recognized accrediting agency and denying ACICS’s petition for DOE recognition based on conclusions that ACICS was in violation of various DOE regulatory criteria.  ACICS has appealed the DOE Secretary’s decision to Federal court; however, unless otherwise directed by the court, the DOE Secretary’s decision is not stayed during the appeal to Federal court and, therefore, ACICS is not a DOE-recognized accrediting agency.

Under DOE regulations, the DOE may (but is not required to) provisionally certify our ACICS-accredited institution and its campuses to continue participating in the Title IV programs for a period of up to 18 months after the date that DOE withdrew its recognition of ACICS in order to provide the institution with time to apply for and obtain accreditation from another DOE-recognized accrediting body.  In December 2016, the DOE issued an addendum to the program participation agreement for our ACICS-accredited institution that moved the institution to provisional certification and imposed several conditions on the institution’s Title IV participation.

We are in the process of applying for accreditation of our ACICS-accredited institution and its campuses from ACCSC.  Our efforts to obtain accreditation could be unsuccessful and could result in the loss of the institution’s eligibility to participate in the Title IV programs. We have met all the milestones established by the DOE, thus far, to continue in the Title IV programs for the schools accredited by ACICS.

The loss of DOE recognition by an institution’s accrediting agency also could result in a loss of state authorization (and, in turn, Title IV eligibility), programmatic accreditation, and/or authorization to participate in certain state or federal financial aid programs if accreditation by a DOE-recognized accrediting agency is required for the impacted campuses of our ACICS-accredited institution to qualify for such state authorization, programmatic accreditation, or state or federal financial aid programs.  We have not identified any state, federal or accrediting agencies that condition approval of our ACICS-accredited campuses on accreditation by a DOE-recognized accrediting body.  However, agency requirements are imprecise or unclear in some instances and could be subject to different interpretation by one or more agencies.

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

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.  Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.  Under new gainful employment issued by the DOE, institutions may be required to certify that they have programmatic accreditation under certain circumstances.  See “—Regulatory Environment – Gainful Employment.”

Nature of Federal and State Support for Post-Secondary Education

The federal government provides a substantial part of the support for post-secondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the DOE. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the expected amount a student and his or her family can reasonably contribute to that cost. A recipient of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of his or her program of study and must meet other applicable eligibility requirements for the receipt of Title IV funds. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

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

In addition to Title IV and other government-administered programs, all of our schools participate in alternative loan programs for their students. Alternative loans fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. Students or their parents can apply to a number of different lenders for this funding at current market interest rates.

Index
We also extend credit for tuition and fees to many of our students that attend our campuses.

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following five institutions as of December 31, 2016, collectively consisting of five main campuses and 23 additional locations:

Main Institution/Campus(es)	Additional Location(s)
Iselin, NJ	Moorestown, NJ
Paramus, NJ
Philadelphia, PA (Center City)
Philadelphia, PA (Northeast)
Somerville, MA
Lowell, MA
Brockton, MA
Lincoln, RI
Marietta, GA
West Palm Beach, FL
Las Vegas, NV (Summerlin)

New Britain, CT	Shelton, CT
Philadelphia, PA
East Windsor, CT
Melrose Park, IL
Allentown, PA

Indianapolis, IN	Grand Prairie, TX
Nashville, TN
Denver, CO
Union, NJ
Mahwah, NJ
Queens, NY
South Plainfield, NJ

Columbia, MD

Southington, CT

Each institution must periodically apply to the DOE for continued certification to participate in Title IV Programs. The institution also must apply for recertification when it undergoes a change in ownership resulting in a change of control. The institution also may come under DOE review when it undergoes a substantive change that requires the submission of an application, such as opening an additional location or raising the highest academic credential it offers.  All institutions are recertified on various dates for various amounts of time.  The following table sets forth the expiration dates for each of our institutions' current Title IV Program participation agreements:

Institution	Expiration Date of Current Program Participation Agreement
Columbia, MD	September 30, 2017
Iselin, NJ	June 12, 2018[1]
Indianapolis, IN	September 30, 20161 2
New Britain, CT	March 31, 2020
Southington, CT	June 30, 2017

1	Provisionally certified.
2	Month-to-month certification during review process.

Index
The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  Two of our five institutions (Iselin and Indianapolis) generate 71% of the Company’s revenues are provisionally certified.  Indianapolis is provisionally certified based on the existence of pending program reviews with DOE.  Iselin is provisionally certified based on its accrediting agency’s loss of DOE recognition.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.  Our Iselin campus also is subject to additional conditions on its Title IV participation based on its accrediting agency’s loss of DOE recognition.

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

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress or the DOE that significantly reduces Title IV Program funding, that limits or restricts the ability of our schools, programs, or students to receive funding through the Title IV Programs, or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.

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

Gainful Employment.  In October 2014, the DOE issued final gainful employment regulations requiring each educational program offered by our institutions to achieve threshold rates in at least one of two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The various formulas are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to institutions, such as income information compiled by the Social Security Administration.  The regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The regulations also require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year. The final regulations also contain other provisions that, among other things, include disclosure, reporting, new program approval, and certification requirements.  The certification requirements require each institution to certify to the DOE, among other things, that each gainful employment program is programmatically accredited, if such accreditation is required by a Federal governmental entity or by governmental entity in the state in which the institution is physically located.

The final regulations had a general effective date of July 1, 2015. In January 2017, the DOE issued the first set of gainful employment rates for each of our programs for the 2015 debt measure year.  Sixty of our programs achieved passing rates, 13 of our programs had rates that are in a category called the “zone,” and five of our programs had failing rates.  Our programs with rates in the zone are not subject to loss of Title IV eligibility unless they accumulate a combination of zone and failing rates for four consecutive years (or failing rates for two out of any three consecutive years). We are in the process of appealing to the DOE one of the five programs that failed; teaching out one of the programs that failed; and the remaining three failing programs are from schools that have closed or are closing.  Each of our programs with failing rates will lose its Title IV eligibility if it receives a failing gainful employment rate for either of the 2016 or 2017 debt measure years.  The gainful employment rates for the 2016 debt measure year are expected to be issued in late 2017.  If, in fact, we lost the appeal to the DOE the applicable school would need to notify its current and future students that it may lose Title IV eligibility.  Moreover, the potential for one or more of these programs to lose their Title IV eligibility could trigger a requirement to submit a letter of credit or other financial protection to the DOE under the new Borrower Defense to Repayment Regulations that take effect on July 1, 2017.  On March 6, 2017, the DOE published information in the form of an electronic announcement that provides additional time for institutions to appeal a zone or failing rate and to update disclosures for all gainful employment programs.  The new deadline established by the DOE is now July 1, 2017, for appeals and disclosures.  See “Financial Responsibility Standards.”

Index
Borrower Defense to Repayment Regulations.  In January 2016, the DOE began negotiated rulemaking to develop proposed regulations regarding, among other things, a borrower’s ability to allege acts or omissions by an institution as a defense to the repayment of certain Title IV loans and the consequences to the borrower, the DOE, and the institution.  On November 1, 2016, the DOE published in the Federal Register the final version of these regulations with a general effective date of July 1, 2017 and which, among other things, include rules for:

•
establishing new processes, and updating existing processes, for enabling borrowers to obtain from the DOE a discharge of some or all of their federal student loans based on circumstances such as certain acts or omissions of the institution and for the DOE to impose and collect liabilities against the institution following the loan discharges;

•	establishing expanded standards of financial responsibility (see “Regulatory Environment – Financial Responsibility Standards”);
•	requiring institutions to make disclosures to current and prospective students regarding the existence of certain of the circumstances identified in the expanded standards of financial responsibility;
•
calculating a loan repayment rate for each proprietary institution under standards established by the regulations and requiring institutions to provide warnings to current and prospective students if the institution has a loan repayment rate below specified thresholds;

•	prohibiting certain contractual provisions imposed by or on behalf of schools on students regarding arbitration, dispute resolution, and participation in class actions; and
•
expanding the existing definition of misrepresentations that could result in grounds for discharge of student loans and in liabilities and sanctions against the institution, including, without limitation, potential loss of Title IV eligibility.

On January 19, 2017, the DOE issued new regulations with an effective date of January 19, 2017 that update the Department’s hearing procedures for actions to establish liability against an institution and to establish procedural rules governing recovery proceedings under the DOE’s borrower defense to repayment regulations.  We are still in the process of evaluating the impact of these new and complex regulations on our business.  Among other things, the precise standards for student loan discharges are unclear and may be subject to unfavorable interpretations that could result in liabilities and other sanctions for our schools.

The "90/10 Rule."   Under the HEA, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs (its “90/10 Rule percentage”) for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures.  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2016 fiscal year, our institutions' 90/10 Rule percentages ranged from 55% to 84%.  For 2015 and 2014, none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  Our calculations are subject to review by the DOE.

If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV revenue for 90/10 Rule purposes, lower the 90% threshold, or otherwise change the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), or make other changes to the 90/10 Rule, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

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

Under the HEA, an institution whose Federal Family Education Loan, or FFEL, and Federal Direct Loan, or FDL, cohort default rate is 30% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s three-year cohort default rate equals or exceeds 30% in two of the three most recent federal fiscal years for which the DOE has issued cohort default rates, the institution may be placed on provisional certification status and, under new regulations that take effect on July 1, 2017, could be required to submit a letter of credit to the DOE.

Index
In September 2016, the DOE released the final cohort default rates for the 2013 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2013 federal fiscal year range from 10.5% to 15.4%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2013 federal fiscal year.

In February 2016, the DOE released draft three-year cohort default rates for the 2014 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2017.  The draft rates for our institutions for the 2014 federal fiscal year range from 5.2% to 13.6%.  None of our institutions had draft cohort default rates of 30% or more.

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

If an institution's composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as "the zone." Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the Title IV Programs by choosing one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (HCM1) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV Program funds received by the institution during its most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the HCM2 and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV Program funds.  Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provides written authorization for the school to hold the credit balance.

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
•
Posting a letter of credit in an amount equal to at least 10% of such prior year's Title IV Program funds, accepting provisional certification, complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE's standard advance funding arrangement

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2015 and 2014 fiscal year reflecting a composite score of 1.9 and 1.3, respectively, based upon our calculations.  The DOE reviewed our 2015 composite score and concluded that we were no longer required to operate under the Zone Alternative requirements that we had operated under following the DOE’s review of our 2014 composite score.

Index
For the 2016 fiscal year, we have calculated our composite score to be 1.5.  This number is subject to determination by the DOE once it receives and reviews our audited financial statements for the 2016 fiscal year.

On November 1, 2016, the DOE published new regulations that establish expanded standards of financial responsibility that could result in a requirement that we submit to DOE a substantial letter of credit or other form of financial protection in an amount determined by the DOE, and be subject to other conditions and requirements, based on any one of an extensive list of triggering circumstances.   The expanded financial responsibility regulations may result in the DOE recalculating and reducing our composite score to account for DOE estimates of potential losses under some of the circumstances listed above and also may result in requirements to provide financial protection in amounts that are difficult to predict, calculated by the DOE under potentially subjective standards, and, in some cases, may be based solely on the existence of proceedings or circumstances that ultimately may lack merit or otherwise not result in liabilities or losses.  For example, the regulations state that the letter of credit or other form of financial protection required for an institution under the provisional certification alternative must equal 10 percent of the total amount of Title IV funds received by the institution during its most recently completed fiscal year plus any additional amount that DOE determines is necessary to fully cover any estimated losses unless the institution demonstrates that the additional amount if unnecessary to protect, or is contrary to, the Federal interest.

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

School Acquisitions.    When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a change of control as defined by the DOE. Upon such a change of control, a school's eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. The DOE may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while the DOE reviews the institution's application. The time required for the DOE to act on such an application may vary substantially. DOE recertification of an institution following a change of control will be on a provisional basis. Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions.

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

A change of control could occur as a result of future transactions in which our Company or our schools are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our shares.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate’s level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. Institutions that are provisionally certified may be required to obtain approval of certain educational programs. Two of our institutions (Iselin and Indianapolis) are provisionally certified and required to obtain prior DOE approval of new degree, non-degree, and short-term training educational programs.  Our Iselin institution also is subject to prior approval requirements for substantive changes such as new campuses and educational programs as a result of its accrediting agency’s loss of DOE recognition, and the DOE has indicated that such changes only will be approved in limited circumstances.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

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

Administrative Capability.    The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. These criteria require, among other things, that the institution:

•	Comply with all applicable federal student financial aid requirements;
•	Have capable and sufficient personnel to administer the federal student Title IV Programs;
•	Administer Title IV Programs with adequate checks and balances in its system of internal controls over financial reporting;
•	Divide the function of authorizing and disbursing or delivering Title IV Program funds so that no office has the responsibility for both functions;
•	Establish and maintain records required under the Title IV regulations;
•	Develop and apply an adequate system to identify and resolve discrepancies in information from sources regarding a student’s application for financial aid under Title IV;
•	Have acceptable methods of defining and measuring the satisfactory academic progress of its students;
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

Index
Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE's Office of Inspector General, state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies, and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution's administration of Title IV Program funds. The institution must submit the resulting audit report to the DOE for review.

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

On January 7, 2013, the DOE notified our Columbia, Maryland campus that an on-site Program Review was scheduled to begin on March 4, 2013. The Program Review assessed the institution’s administration of Title IV Programs in which the campus participated for the 2011-2012 and 2012-2013 award years.  On June 29, 2015, the DOE issued a Program Review Report that required our Columbia campus to respond to information in the report.  Our Columbia campus responded on September 11, 2015, and is waiting for the DOE’s response.

On April 26, 2013, the DOE notified our Union, New Jersey campus that an on-site Program Review was scheduled to begin on May 20, 2013. The Program Review assessed the institution’s administration of Title IV Programs in which the campus participated for the 2011-2012 and 2012-2013 award years.  On September 30, 2016, the Union, New Jersey campus received the Program Review Report from the DOE.  Subsequently, the campus responded to the DOE and are awaiting a response.

If one of our schools fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE or another agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution on provisional certification status and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE.  See “Regulatory Environment – Financial Responsibility Standards.”

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

The risk factors described below and other information included elsewhere in this Form 10-K are among the numerous risked faced by our Company and should be carefully considered before deciding to invest in, sell or retain shares of our common stock. The risks and uncertainties described below are not the only ones we face.

RISKS RELATED TO OUR INDUSTRY

Our failure to comply with the extensive regulatory requirements for participation in Title IV Programs and school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding, which could affect our revenues and impose significant operating restrictions on us.

Our industry is highly regulated by federal and state governmental agencies and by accrediting commissions. In particular, the HEA and DOE regulations specify extensive criteria and numerous standards that an institution must satisfy to establish to participate in the Title IV Programs.  For a description of these criteria, see “Regulatory Environment.”

If we are found not to have satisfied the DOE's requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding could adversely affect our revenue, as we received approximately 79% of our revenue (calculated based on cash receipts) from Title IV Programs in 2016, which would have a significant impact on our business and results of operations.  Furthermore, if any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to, among other things, the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, each of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs would constitute an event of default under our credit agreement with our lender which could result in the acceleration of all amounts then outstanding with respect to our outstanding loan obligations.  The various regulatory agencies applicable to our business periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. For a description of these criteria, see “Regulatory Environment – Administrative Capability.”

If we are found not to have satisfied the DOE's "administrative capability" requirements, or otherwise failed to comply with one or more DOE requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A loss or decrease in Title IV funding could adversely affect our revenue, as we received approximately 79% of our revenue (calculated based on cash receipts) from Title IV Programs in 2016, which would have a significant impact on our business and results of operations.

Congress and the DOE may make changes to the laws and regulations applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. We cannot predict what if any legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or with other activities of Congress.  See “Regulatory Environment – Congressional Action.”  Because a significant percentage of our revenues are derived from the Title IV programs, any action by Congress or the DOE that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those Programs or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV program requirements.  In addition, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

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

In October 2014, the DOE issued final regulations on gainful employment requiring each educational program to achieve threshold rates in two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio. The regulations outline various scenarios under which programs could lose Title IV eligibility for failure to achieve threshold rates in one or more measures over certain periods of time ranging from two to four years. The regulations also require an institution to provide warnings to students in programs which may lose Title IV eligibility at the end of an award year. The final regulations also contain other provisions that, among other things, include disclosure, reporting, new program approval, and certification requirements.  See “Regulatory Environment – Gainful Employment.”

In January 2016, the DOE began negotiated rulemaking to develop proposed regulations regarding a borrower’s ability to allege acts or omissions by an institution as a defense to the repayment of certain Title IV loans and the consequences to the borrower, the DOE, and the institution.  On November 1, 2016, the DOE published in the Federal Register the final version of these regulations with a general effective date of July 1, 2017 and which, among other things, include rules for:

•
establishing new processes, and updating existing processes, for enabling borrowers to obtain from the DOE a discharge of some or all of their federal student loans based on circumstances such as certain acts or omissions of the institution and for the DOE to impose and collect liabilities against the institution following the loan discharges;

•	establishing expanded standards of financial responsibility (see “Financial Responsibility Standards”);
•	requiring institutions to make disclosures to current and prospective students regarding the existence of certain of the circumstances identified in the expanded standards of financial responsibility;
•
calculating a loan repayment rate for each proprietary institution under standards established by the regulations and requiring institutions to provide warnings to current and prospective students if the institution has a loan repayment rate below specified thresholds;

•	prohibiting certain contractual provisions imposed by or on behalf of schools on students regarding arbitration, dispute resolution, and participation in class actions; and
•
expanding the existing definition of misrepresentations that could result in grounds for discharge of student loans and in liabilities and sanctions against the institution, including, without limitation, potential loss of Title IV eligibility.

On January 19, 2017, the DOE issued new regulations with an effective date of January 19, 2017 that update the Department’s hearing procedures for actions to establish liability against an institution and to establish procedural rules governing recovery proceedings under the DOE’s borrower defense to repayment regulations.  We are still in the process of evaluating the impact of these new and complex regulations on our business.  Among other things, the precise standards for student loan discharges are unclear and may be subject to unfavorable interpretations that could result in liabilities and other sanctions for our schools.  The expanded financial responsibility regulations may result in the DOE recalculating and reducing our composite score to account for DOE estimates of potential losses under some of the circumstances listed above and also may result in requirements to provide financial protection in amounts that are difficult to predict, calculated by the DOE under potentially subjective standards, and, in some cases, may be based solely on the existence of proceedings or circumstances that ultimately may lack merit or otherwise not result in liabilities or losses.  For example, the regulations state that the letter of credit or other form of financial protection required for an institution under the provisional certification alternative must equal 10 percent of the total amount of Title IV funds received by the institution during its most recently completed fiscal year plus any additional amount that DOE determines is necessary to fully cover any estimated losses unless the institution demonstrates that the additional amount if unnecessary to protect, or is contrary to, the Federal interest.

We cannot predict the ultimate content of any new regulations the DOE may propose and implement in the future, or the potential impact of such regulations on us or our institutions. The implementation of any new regulations by the DOE could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

If we or our eligible institutions do not meet the financial responsibility standards prescribed by the DOE, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could significantly reduce our student population and revenues.

To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV Programs.  The DOE published new regulations that establish expanded standards of financial responsibility that could result in a requirement that we submit to DOE a substantial letter of credit or other form of financial protection in an amount determined by the DOE, and be subject to other conditions and requirements, based on any one of an extensive list of triggering circumstances.  See “Regulatory Environment – Financial Responsibility Standards.”  Any obligation to post one or more letters of credit would increase our costs of regulatory compliance.  Our inability to obtain a required letter of credit or limitations on, or termination of, our participation in Title IV Programs could limit our students' access to various government-sponsored student financial aid programs, which could significantly reduce our student population and revenues.

Index
We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. See “Regulatory Environment -- Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.”  We cannot predict how the DOE will interpret and enforce the incentive compensation rule.  The implementation of these regulations has required us to change our compensation practices and has had and may continue to have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.  If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

If our schools do not maintain their accreditation, they may not participate in Title IV programs, which could adversely affect our student population and revenues.

An institution must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs. See “Regulatory Environment – Accreditation.”  If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a significant impact on our business and operations.

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry- and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.    Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.  Moreover, under new gainful employment regulations issued by the DOE, institutions are required to certify that they have programmatic accreditation under certain circumstances.  See “Regulatory Environment – Gainful Employment.”  Failure to comply with these new requirements could impact the Title IV eligibility of educational programs that are required to maintain such programmatic accreditation.

Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs exceeds 90%, which could reduce our student population and revenues.

Under the HEA reauthorization, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures.  See “Regulatory Environment – 90/10 Rule.” If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages.  See “Regulatory Environment – Student Loan Defaults.”  If former students defaulted on repayment of their federal student loans in excess of specified levels, our institutions would lose eligibility to participate in Title IV Programs, would cause an event of default under our credit agreement, would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.  .

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

For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. In light of this, the Company has incurred significant operating losses as a result of a lower student population. To fund the Company’s business plans and improve cash flow by aligning cost structure to our lower student population, the Company intends to divest our Healthcare and Other Professions segment.  If we are unable to sell our Healthcare and Other Professions segment, our cash flows and operations could be adversely affected.  The Company continues to actively market these schools and has offers which are under consideration.

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

Our total assets reflect substantial intangible assets. At December 31, 2016, goodwill and identified intangibles, net, associated with our acquisitions increased to approximately 8.9% from 7.0% of total assets at December 31, 2015.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

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

Index
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

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our student may be vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks could evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A wide range of high profile data breaches in recent years has led to renewed interest in federal data and cybersecurity legislation that could increase our costs and/or require changes in our operating procedures or systems. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

As of December 31, 2016, we leased all of our facilities, except for our campuses in West Palm Beach, Florida, Nashville, Tennessee, Grand Prairie, Texas, and Denver, Colorado, all of which we own.  We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2016, all of our existing leases expire between May 2017 and May 2030.

Our Board of Directors approved a plan to cease operations at our campuses in Henderson, Nevada; West Palm Beach, Florida; Northeast Philadelphia, Pennsylvania; and Center City Philadelphia, Pennsylvania.  These properties are expected to be sold, subleased or the lease is expected to expire in 2017.

The following table provides information relating to our facilities as of December 31, 2016, including our corporate office:

Location	Brand	Approximate Square Footage
Henderson, Nevada	Euphoria Institute	18,000
Las Vegas, Nevada	Euphoria Institute	19,000
Southington, Connecticut	Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
West Palm Beach, Florida	Lincoln College of Technology	117,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
Brockton, Massachusetts	Lincoln Technical Institute	22,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	39,000
Lowell, Massachusetts	Lincoln Technical Institute	21,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Northeast Philadelphia, Pennsylvania	Lincoln Technical Institute	25,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	36,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute	47,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	281,000
West Orange, New Jersey	Corporate Office	52,000
Plymouth Meeting, Pennsylvania	Corporate Office	6,000
Suffield, Connecticut		132,000

We believe that our facilities are suitable for their present intended purposes.

Index
ITEM 3.	LEGAL PROCEEDINGS

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

The following table sets forth the range of high and low sales prices per share for our common stock, as reported by the Nasdaq Global Select Market, for the periods indicated and the cash dividends per share declared on our common stock:

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2016
First Quarter	$3.05	$1.92	$-
Second Quarter	$2.49	$1.37	$-
Third Quarter	$2.58	$1.37	$-
Fourth Quarter	$2.20	$1.58	$-

	Price Range of Common Stock
	High	Low	Dividend
Fiscal Year Ended December 31, 2015
First Quarter	$3.10	$2.08	$-
Second Quarter	$2.71	$1.93	$-
Third Quarter	$1.93	$0.20	$-
Fourth Quarter	$2.40	$0.53	$-

On March 7, 2017, the last reported sale price of our common stock on the Nasdaq Global Select Market was $2.17 per share.  As of March 7, 2017, based on the information provided by Continental Stock Transfer & Trust Company, there were 39 stockholders of record of our common stock.

Dividend Policy

On February 27, 2015, our Board of Directors discontinued the quarterly cash dividend.

Share Repurchases

The Company did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2016.

Index
Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock during the period from December 31, 2011 through December 31, 2016 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on December 31, 2011 and any dividends were reinvested on the date on which they were paid.

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

Index
Equity Compensation Plan Information

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2016 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	218,167	$12.11	2,315,016
Equity compensation plans not approved by security holders	-	-	-
Total	218,167	$12.11	2,315,016

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2016 and historical consolidated balance sheet data at December 31, 2016 and 2015 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2013 and 2012 and historical consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our consolidated financial information not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data, Year Ended December 31:
Revenue	$196,910	$208,256	$218,040	$225,742	$248,724
Cost and expenses:
Educational services and facilities	94,922	94,970	103,299	104,330	111,008
Selling, general and administrative	103,129	105,380	116,573	122,253	133,158
Loss (gain) on sale of assets	120	1,741	(58)	(279)	(70)
Impairment of goodwill and long-lived assets	3,902	216	21,885	1,701	10,739
Total costs and expenses	202,073	202,307	241,699	228,005	254,835
Operating (loss) income	(5,163)	5,949	(23,659)	(2,263)	(6,111)
Other:
Interest income	155	52	62	37	2
Interest expense	(6,001)	(5,727)	(3,431)	(2,507)	(2,293)
Other income	6,711	109	-	18	14
(Loss) income from continuing operations before income taxes	(4,298)	383	(27,028)	(4,715)	(8,388)
Provision (benefit) for income taxes (1)	200	242	(1,479)	19,830	(1,333)
(Loss) income from continuing operations	(4,498)	141	(25,549)	(24,545)	(7,055)
Loss from discontinued operations, net of income taxes	(23,806)	(3,491)	(30,584)	(26,741)	(30,131)
Net loss	$(28,304)	$(3,350)	$(56,133)	$(51,286)	$(37,186)
Basic
(Loss) earnings per share from continuing operations	$(0.19)	$0.01	$(1.12)	$(1.09)	$(0.32)
Loss per share from discontinued operations	(1.02)	(0.15)	(1.34)	(1.19)	(1.36)
Net loss per share	$(1.21)	$(0.14)	$(2.46)	$(2.28)	$(1.68)
Diluted
(Loss) earnings per share from continuing operations	$(0.19)	$0.01	$(1.12)	$(1.09)	$(0.32)
Loss per share from discontinued operations	(1.02)	(0.15)	(1.34)	(1.19)	(1.36)
Net loss per share	$(1.21)	$(0.14)	$(2.46)	$(2.28)	$(1.68)
Weighted average number of common shares outstanding:
Basic	23,453	23,167	22,814	22,513	22,195
Diluted	23,453	23,227	22,814	22,513	22,195
Other Data:
Capital expenditures	$3,596	$2,218	$7,472	$6,538	$8,839
Depreciation and amortization from continuing operations	10,975	10,346	14,589	14,590	15,787
Number of campuses	28	31	31	33	33
Average student population from continuing operations (2)	7,725	8,395	9,037	9,178	10,083
Cash dividend declared per common share	$-	$-	$0.18	$0.28	$0.28
Balance Sheet Data, At December 31:
Cash, cash equivalents and restricted cash	$47,715	$61,041	$42,299	$67,386	$61,708
Working (deficit) capital (3)	(1,733)	33,818	29,585	47,041	40,939
Total assets	163,207	210,279	213,707	305,949	346,774
Total debt (4)	41,957	58,224	65,181	90,116	73,527
Total stockholders' equity	54,926	80,997	83,010	145,196	198,477

Index
All amounts have been restated to give effect to discontinued operations in 2015, 2014 and 2013.

(1)          Provision (benefit) for income taxes includes a valuation allowance from continuing operations of $54.6 million, $43.9 million, $46.7 million and $23.5 million for the year ended December 31, 2016, 2015, 2014 and 2013, respectively.

(2)          Average student population includes diploma and above students and excludes short certificate programs.

(3)          Working (deficit) capital is defined as current assets less current liabilities.

(4)          Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the four-year period ended December 31, 2015 incurred in connection with a sale-leaseback transaction as further described in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

GENERAL

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 28 schools in 15 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In the first quarter of 2015, we reorganized our operations into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional which refers to businesses that have been or are currently being taught out.  In November 2015 the Board of Directors approved a plan for the Company to divest the schools included in the HOPS business segment.  Divestiture of the Company’s HOPS business segment marks a strategic shift in business strategy that will enable us to focus energy and resources predominantly on the Transportation and Skilled Trades business segment.  The Company continues to actively market the schools comprising the HOPS business segment and has offers which are under consideration.  The results of operations of the campuses included in the HOPS business segment are reflected as discontinued operations in the consolidated financial statements.

The following table lists the schools that are included in the HOPS and Transitional Segments and their status as of December 31, 2016 and 2015:

	Segment		Status
School	2015	2016	2015	2016
Allentown, PA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Edison, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Moorestown, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Paramus, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Lincoln, RI	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Brockton, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Somerville, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Lowell, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
New Britain, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Shelton, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Las Vegas (Summerlin), NV	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Southington, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Marietta, GA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Hartford, CT	Transitional (Continuing Operations)	HOPS (Discontinued Operations)	Teach-out	Closed	2
Henderson (Green Valley), NV	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Closed	3
Center City Philadelphia, PA	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	4
Northeast Philadelphia, PA	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	4
West Palm Beach, FL	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	5
Fern Park, FL	Transitional (Continuing Operations)	Transitional (Continuing Operations)	Teach-out	Closed	6

1	In November 2015, the Board of Directors approved a plan to divest these schools and thus they are included in discontinued operations as of December 31, 2016 and 2015.

Index
2
In November 2015, the Board of Directors approved a plan to divest this school.  In December 2015, the Board of Directors approved a plan to cease operations at this school.  The school was included in the Transitional Segment and included in continuing operations until it closed in the fourth quarter of 2016; it is included in discontinued operations as of December 31, 2016.

3
In November 2015, the Board of Directors approved a plan to divest this school.  In the fourth quarter of 2016, the Board of Directors approved a plan to cease operations at this school, which closed in the fourth quarter of 2016 and is included in discontinued operations as of December 31, 2016.

4
In November 2015, the Board of Directors approved a plan to divest these schools.  In the fourth quarter of 2016, the Board of Directors approved a plan to cease operations at these schools which are being taught-out and expected to be closed in 2017.  These schools are included in the Transitional segment and continuing operations as of December 31, 2016.

5
In November 2015, the Board of Directors approved a plan to divest this school.  In the third quarter of 2016, the Board of Directors approved a plan to teach–out certain programs at this school. Then, in the fourth quarter of 2016, the Board of Directors approved a plan to teach-out the remainder of the programs at this school.  The school is expected to be closed in 2017.  This school’s operations are included in the Transitional segment and continuing operations as of December 31, 2016. However, as part of this plan, the Board of Directors approved the divestiture of the properties for this school and therefore the properties are included in held for sale as of December 31, 2016.

6
On February 27, 2015, our Board of Directors approved a plan to cease operations at this school, which was fully taught out and officially closed as of March 31, 2016 and is included in the Transitional segment and continuing operations as of December 31, 2016. The plan to teach out this school was approved prior to the plan to exit the HOPS segment and as such does not meet the discontinued operations criteria.

As of December 31, 2016, we had 11,235 students enrolled at 28 campuses, 7,295 students enrolled at campuses that are included in continuing operations.

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

From both continuing and discontinued operations, our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our diploma/certificate programs range from 22 to 136 weeks, our associate’s degree programs range from 48 to 156 weeks, and our bachelor’s degree programs range from 104 to 208 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 79% and 80% of our revenue on a cash basis while the remainder is primarily derived from state grants and cash payments made by students during 2016 and 2015, respectively.  The Higher Education Act of 1965, as amended (the “HEA”) requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 rule.

We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV Program funds for those students. Under Title IV Programs, the government funds a certain portion of a student’s tuition, with the remainder, referred to as “the gap,” financed by the students themselves under private party loans, including credit extended by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2-3% per year and restructured certain programs to reduce the amount of financial aid available to students, while funds received from Title IV Programs increased at lower rates.

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

DISCONTINUED OPERATIONS

2016/2015

In November 2015, the Board of Directors approved a plan for the Company to divest the schools included in the Healthcare and Other Professions business segment.  In December 2015, the Board of Directors approved a plan to cease operations of the school in this segment located in Hartford, Connecticut which closed in the fourth quarter of 2016 and is included in discontinued operations.  In addition, in the fourth quarter of 2016, the Board of Directors approved a plan to cease operations at our schools in Henderson (Green Valley), Nevada, Center City Philadelphia, Pennsylvania, Northeast Philadelphia, Pennsylvania and West Palm Beach, Florida.  The Henderson, Nevada campus also closed in the fourth quarter of 2016 and is included in discontinued operations.  Divestiture of the Company’s Healthcare and Other Professions business segment marks a strategic shift in business strategy that will enable us to focus energy and resources predominantly on Transportation and Skilled Trades segment.  The results of operations of the 15 campuses included in Healthcare and Other Professions business segment are reflected as discontinued operations in the consolidated financial statements.  The Center City Philadelphia, Pennsylvania, Northeast Philadelphia, Pennsylvania and West Palm Beach, Florida campuses, which were previously included in the Healthcare and Other Professions segment are now included in the Transitional segment and continuing operations.  Completion of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.

The results of operations at these campuses for the three year periods ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$88,649	$97,846	$106,982

Loss before income tax	(6,341)	(3,491)	(26,684)
Income tax benefit	-	-	(2,746)
Net loss from discontinued operations	$(6,341)	$(3,491)	$(23,938)

Amounts include impairments of goodwill and long-lived assets for these campuses of $17.5 million and $19.0 million for the year ended December 31, 2016 and 2014, respectively.

2014

In December 2014, the Company’s Board of Directors approved a plan to cease operations at five training sites in Florida.  The Company performed a cost benefit analysis on several schools and concluded that the training sites contained a high fixed cost component and have had difficulty attracting enough students due to high competition to maintain a stable profit margin. Accordingly, the Company ceased operations at these campuses as of December 31, 2014.  This was a strategic shift to close all of the Company’s training sites and all locations that do not accept Title IV payments.  The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

Index
The results of operations at these five training sites for the year ended December 31, 2014 were as follows (in thousands):

Year Ended December 31,
2014
Revenue	$2,140

Loss before income tax	(6,731)
Income tax benefit	(85)
Net loss from discontinued operations	$(6,646)

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

We evaluate whether collectability of revenue is reasonably assured prior to the student attending class and reassess collectability of tuition and fees when a student withdraws from a course.  We calculate the amount to be returned under Title IV and its stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, we expect payment from the student and we have a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  We continuously monitor our historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of our refund policies, we may be entitled to incremental revenue on the day the student withdraws from one of our schools. Prior to the year-ended December 31, 2015, we recorded this incremental revenue, any related student receivable and any estimate of the amount we did not expect to collect as bad debt expense during the quarter a student withdrew based on our analysis of the collectability of such amounts on an aggregate student portfolio basis, for which we had significant historical experience. Beginning in October 2015, we now record revenue for students who withdraw from one of our schools when payment is received because collectability on an individual student basis is not reasonably assured. We determined incremental revenue recognized for students who withdrew during the nine-months ended September 30, 2015 to be an immaterial error which was corrected during the fourth quarter of 2015. This resulted in a reduction of net revenues by $0.3 million and bad debt expense by $0.2 million, which resulted in an increase to the loss from continuing operations of $0.1 million for the year ended December 31, 2015. Additionally, this correction reduced net student receivables from continuing operations by $0.1 million.  Prior year amounts, including quarterly financial results were not restated because the effects were not material.

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2016, 2015 and 2014 was 5.1%, 4.8% and 5.3%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2016, 2015 and 2014 would have resulted in an increase in bad debt expense of $2.0 million, $2.1 million and $2.2 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2016, goodwill was approximately $14.5 million, or 8.9%, of our total assets, which was flat from approximately $14.5 million, or 7.0%, at December 31, 2015.

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

At December 31, 2016, we conducted our annual test for goodwill impairment and determined we did not have an impairment for continuing operations.  The fair value of our reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach.  Our disposal group assets held for sale are required to be measured at the lower of carrying value or fair value less cost to sell.  As a result of the consideration of offers received on our disposal group assets held for sale, we concluded that a pre-tax non-cash impairment charge of $9.9 million was required for our goodwill and intangible assets relating to this group ($9.9 million was included in discontinued operations).

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2016 and 2015, the interest and penalties expense associated with uncertain tax positions are not significant to our results of operations or financial position.

Results of Continuing Operations for the Three Years Ended December 31, 2016

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	48.2%	45.6%	47.4%
Selling, general and administrative	52.4%	50.6%	53.5%
Gain on sale of assets	0.1%	0.8%	0.0%
Impairment of goodwill and long-lived assets	1.9%	0.1%	10.0%
Total costs and expenses	102.6%	97.1%	110.9%
Operating (loss) income	-2.6%	2.9%	-10.9%
Interest expense, net	-3.0%	-2.7%	-1.5%
Other income (loss)	3.4%	0.0%	0.0%
(Loss) income from continuing opeartions before income taxes	-2.2%	0.2%	-12.4%
Provision (benefit) for income taxes	0.1%	0.1%	-1.9%
(Loss) income from continuing operations	-2.3%	0.1%	-10.5%

Index
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Results of Operations

Revenue.   Revenue decreased by $11.3 million, or 5.5%, to $196.9 million for the year ended December 31, 2016 from $208.3 million for the year ended December 31, 2015.  The decrease in revenue can mainly be attributed to two main reasons.  The first is due to our Transitional Segment which accounted for 47.7% of the total revenue decline.  The second is a result of a lower carry in population which has been one of the main contributing factors to the declines in revenue over the past several years.  We started 2016 with approximately 900 fewer students than we had on January 1, 2015 which led to an 8.0% decline in average student population to approximately 7,700 as of December 31, 2016 from 8,400 in the comparable period of 2015.

Partially offsetting the revenue decline from lower student population was a 2.7% increase in average revenue per student due to program mix.

Student start results decreased by 6.2% to approximately 8,464 from 9,021 for the year ended December 31, 2016 as compared to the prior year comparable period.  Excluding the Transitional segment, student starts were down 2.2%.  The decline in student starts was mainly a result of the underperformance of one campus.  Excluding this one campus and the Transitional segment our starts for the year would have grown 1.3% over the prior year.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense remained essentially flat at $94.9 million for the year ended December 31, 2016 when compared to the prior year comparable period.

Instructional expenses decreased by $3.4 million, or 7.3%, as a result of a reduction in the number of instructors and other related costs resulting from lower average student population primarily attributable to the teach-out of the Company’s Fern Park, Florida which was completed in the first quarter of 2016.

Offsetting the decrease in instructional expense was an increase in books and tools expense and an increase in facilities expense.  Books and tools expense increased by $1.3 million, or 13.6% from the purchase of laptops which were provided to newly enrolled students in certain programs to enhance and expand the student overall learning experience.

Facilities expense increased by $2.0 million, or 5.3% primarily resulting from two main factors: a) increased rent expense of $1.3 million which was the result of a modification of a lease at three of our campuses.  These leases were previously accounted for as finance obligations and rent payments under the finance obligation were previously included in interest expense; and b) $0.6 million in additional depreciation expense resulting from the reclassification of two facilities out of held for sale as of December 31, 2015.

Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, increased to 48.2% from 45.6% in the prior year comparable period.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $2.3 million, or 2.1%, to $103.1 million for the year ended December 31, 2016 from $105.4 million in the prior year.  This decrease was primarily the result of $1.8 million in reduced costs relating to our Transitional Segment, and $0.8 million in reduced salaries.  Partially offsetting the decrease is an increase in marketing expense.  The increase in marketing expense was the result of additional spending made in an effort to reach more potential students, expand brand awareness, and increase enrollments.

Bad debt expense as a percentage of revenue was 5.1% for the year ended December 31, 2016, compared to 4.8% for the same period in 2015.  This increase was mainly the result of incurring additional bad debt expense from increased reserves placed on our newly reclassified transitional campuses.
As a percentage of revenues, selling, general and administrative expense increased to 52.4% for the year ended December 31, 2016 from 50.6% in the comparable prior year period.

As of December 31, 2016, we had total outstanding loan commitments to our students of $40.0 million, as compared to $33.4 million at December 31, 2015.  Loan commitments, net of interest that would be due on the loans through maturity, were $30.0 million at December 31, 2016, as compared to $24.8 million at December 31, 2015.

Loss on sale of fixed assets.    Loss on sale of assets decreased by $1.6 million primarily as a result of a non-cash charge in relation to two of our campuses that were previously classified as held for sale in 2014.  During 2015 the Company re-classed these campuses out of held for sale and booked catch-up depreciation in the amount of $2.0 million.  This was partially offset by a non-cash charge in relation to three of our campuses that were previously classified as held for sale in 2015.  During 2016 the Company re-classed these campuses out of held for sale and booked catch-up depreciation in the amount of $0.4 million.

Index
Impairment of goodwill and long-lived assets.    At December 31, 2016, we tested long-lived assets and determined that there was sufficient evidence to conclude that an impairment existed at two properties, which resulted in a pre-tax non-cash charge of $3.9 million.   As of September 30, 2015 we tested goodwill and long-lived assets for impairment and determined that one of the Company’s reporting units relating to goodwill was impaired, which resulted in a pre-tax non-cash charge of $0.2 million.

Operating Loss: Operating loss for the year ended December 31, 2016 was $5.2 million.  Included in the loss is an operating loss of $6.3 million from our Transitional Segment and a non-cash impairment charge of $1.4 million relating to one of the Company’s corporate properties.  At December 31, 2015 operating income was $6.0 million.  Included in the income is an operating loss of $1.6 million from our Transitional Segment and a non-cash impairment charge of $0.2 million.  The primary reason for the decrease in operating income was due to a decline in revenue as a result of starting 2016 with approximately 600 fewer students than we had on January 1, 2015.

Net interest expense.    For the year ended December 31, 2016, our net interest expense increased by $0.2 million.  The increase in interest expense was primarily the result of interest paid under our new term loan agreement which was entered into on July 31, 2015.  Partially offsetting this expense was the transition of our finance obligation at three of our campuses to operating leases coupled with the lease termination agreement at our Fern Park, Florida facility which was previously accounted for as capital leases.

Income taxes.    Our provision for income taxes was $0.2 million, or 4.7% of pretax loss, for the year ended December 31, 2016, compared to $0.2 million, or 63.2% of pretax income, in the prior year comparable period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Results of Operations

Revenue.   Revenue decreased by $9.8 million, or 4.5%, to $208.3 million for the year ended December 31, 2015 from $218.0 million for the year ended December 31, 2014.  The decrease was a result of lower student population levels of approximately 100, or 1%, as we began 2015 coupled with fewer new student starts of 929 which decreased to 9,021 for the year ended December 31, 2015 from 9,950 for the year ended December 31, 2014.  These two factors led to a decline of 7.1% in average student population to approximately 8,400 students from 9,040 students in the comparable period of 2014.

Offsetting the revenue decline from lower student population was a 2.7% increase in average revenue per student due to improved student retention and a shift in program mix.

In addition, revenue was lower in 2015 due to higher scholarship recognition in comparison to 2014. Scholarships are recognized ratably over the term of the student’s program.  Scholarship discounts increased by $0.8 million for the year ended December 31, 2015 as compared to the prior year.  While scholarships have negatively impacted revenue, we believe we provide more students with the opportunity to pursue their educational goals by assisting in their affordability challenge.

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

Educational services and facilities expense.   Our educational services and facilities expense decreased by $8.3 million, or 8.1%, to $94.9 million for the year ended December 31, 2015 from $103.3 million in the prior comparable period.

The expense reductions were primarily due to a $4.8 million, or 11.2%, decrease in facilities costs due to lower depreciation expense as a result of discontinued depreciation expense in connection with two campuses classified as assets held for sale at December 31, 2014.  Prior long-lived asset impairment expenses and lower capital expenditures also contributed to the decrease.

Our instructional and books and tools expense decreased by $3.5 million, or 5.8%, as a result of instructional savings which were a result of a reduction in the number of instructors and other related costs resulting from lower average student population.  The decrease in books and tools expense is also attributable to lower student starts.

Index
Our educational expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.  Educational services and facilities expenses, as a percentage of revenue, decreased to 45.6% for the year ended December 31, 2015 from 47.4% in the prior year comparable period.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $11.2 million, or 9.6%, to $105.4 million for the year ended December 31, 2015 from $116.6 million for the year ended December 31, 2014.

Administrative expense was lower by $7.0 million, or 11.0%, after giving consideration to a $3.7 decrease in salaries and benefit expenses as a result of management restructuring designed to help align our cost structure.  Furthermore, sales expense decreased by $3.4 million, or 13.4%.  The reduction in sales expense was mainly attributable to a reduction in the number of admissions representatives, dedicated to the destination schools being replaced with a centralized call center, thereby reducing travel costs and salary expense. These costs savings were offset slightly by an increase in marketing expenses.

Bad debt expense as a percentage of revenue was 4.8% for the year ended December 31, 2015, compared to 5.3% for the same period in 2014.  The improvement in bad debt expense was mainly the result of improvement in current collections and collections history.

Student services expense also decreased by $1.1 million, or 10.6%, to $9.4 million as a result of our smaller student population.

As a percentage of revenues, selling, general and administrative expense decreased to 50.6% for the year ended December 31, 2015 from 53.5% in the prior year comparable period.

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

Operating Income:  Operating income increased by $29.6 million, or 125.2% to $6.0 million for the year ended December 31, 2015 from an operating loss of $23.7 million for the prior year comparable period.  The primary cause for the decrease was due to a $21.9 million non-cash impairment charge realized in 2014 in combination with a $1.8 million non-cash charge relating to catch-up depreciation for two of our campuses that were re-classed out of held for sale during 2015.

Net interest expense.    Our net interest expense increased by $2.3 million due to a higher outstanding loan balance and financing fees expense associated with our new term loan agreement.

Income taxes.    Our provision for income taxes was $0.2 million, or 63.2% of pretax income for the year-ended December 31, 2015, compared to a benefit for income taxes of $1.5 million, or 5.5% of pretax loss in the same period in 2014. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance against deferred tax assets.  Income tax expense for 2015 resulted from various minimal state tax expenses.

Index
Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  On November 3, 2015, the Board of Directors approved a plan for the divestiture of the Company’s schools included in the Healthcare and Other Professions business segment.  In December 2015, the Board of Directors approved a plan to cease operations of the school located in Hartford, Connecticut which closed in the fourth quarter of 2016.  Then, in the fourth quarter of 2016, the Board of Directors approved plans to cease operations at our schools in Henderson (Green Valley), Nevada, Center City Philadelphia, Pennsylvania, Northeast Philadelphia, Pennsylvania and West Palm Beach, Florida.  The Henderson, Nevada campus closed in the fourth quarter of 2016.  Divestiture of the Company’s Healthcare and Other Professions business segment marks a strategic shift in business strategy.  The results of operations of the 15 campuses included in Healthcare and Other Professions business segment are reflected as discontinued operations in the consolidated financial statements.  The Center City Philadelphia, Pennsylvania, Northeast Philadelphia, Pennsylvania and West Palm Beach, Florida campuses, which were previously included in the Healthcare and Other Professions segment are now included in the Transitional segment except the West Palm Beach, Florida properties which remain held-for-sale.  Implementation of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.

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

Our reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment which have been determined based on a method by which we evaluate performance and allocate resources.  Our operating segments have been aggregated into two reportable segments because, in our judgment, the operating segments have similar services, types of customers, regulatory environment and economic characteristics.  Our reportable segments are described below.

Transportation and Skilled Trades – Transportation and Skilled Trades offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Transitional – Transitional refers to operations that are being phased out and consists of our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  During the year ended December 31, 2016 the Company had announced the closing of our Northeast Philadelphia, Pennsylvania; Center City, Pennsylvania; and West Palm Beach, Florida facilities.  These schools are expected to be fully taught out on August 31, 2017, August 31, 2017, and September 30, 2017 respectively.  In the first quarter of 2016 we had completed the teach-out of our Fern Park, Florida campus.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table present results for our two reportable segments for the years ended December 31, 2016 and 2015:

	Twelve Months Ended December 31,
	2016	2015	% Change
Revenue:
Transportation and Skilled Trades	$177,882	$183,821	-3.2%
Transitional	19,028	24,435	-22.1%
Total	$196,910	$208,256	-5.4%

Operating Income (Loss):
Transportation and Skilled Trades	$21,278	$26,778	-20.5%
Transitional	(6,334)	(1,689)	-275.0%
Corporate	(20,107)	(19,140)	-5.1%
Total	$(5,163)	$5,949	186.8%

Starts:
Transportation and Skilled Trades	7,626	7,794	-2.2%
Transitional	838	1,227	-31.7%
Total	8,464	9,021	-6.2%

Average Population:
Transportation and Skilled Trades	6,852	7,238	-5.3%
Transitional	873	1,157	-24.5%
Total	7,725	8,395	-8.0%

End of Period Population:
Transportation and Skilled Trades	6,700	6,617	1.3%
Transitional	595	928	-35.9%
Total	7,295	7,545	-3.3%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Transportation and Skilled Trades
Student start results decreased by 2.2% to 7,626 from 7,794 for the year ended December 31, 2016 as compared to the prior year.  The decline in student starts is mainly the result of the underperformance of one campus.  Excluding this campus student starts for the year would have grown 1.3% year over year

Operating income decreased by $5.5 million, or 20.5%, to $21.3 million from $26.8 million mainly driven by the following factors:

•
Revenue decreased to $177.9 million for the year ended December 31, 2016, as compared to $183.8 million in the comparable period, primarily driven by a 5.3% decrease in average student population, which decreased to approximately 6,900 from 7,200 in the prior comparable year.  The decrease in average population was a result of starting 2016 with approximately 600 fewer students than we had on January 1, 2015.  The revenue decline from a lower population was slightly offset by a 2.2% increase in average revenue per student due to a shift in program mix.

•
Educational services and facilities expense increased by $1.9 million mainly due to a $2.0 million, or 5.9%, increase in facilities expense primarily due to (a) increased rent expense of $1.3 million which was the result of a modification of a lease at three of our campuses which were previously accounted for as finance obligations under which rent payments were previously included in interest expense; (b) $0.6 million in additional depreciation expense resulting from the reclassification of one of our facilities out of held for sale as of December 31, 2015; and (c) a $1.5 million, or 17.4% increase in books and tools expenses resulting from the purchase of laptops provided to newly enrolled students in certain programs to enhance and expand their overall learning experience.   Partially offsetting the above increases was a $1.6 million, or 4.1%, decrease in instructional expense as a result of realigning our cost structure to meet our population.

•
Selling, general and administrative expenses decreased by $0.5 million primarily as a result of a $1.6 million decrease in administrative and student services expense due to reduced salary and benefits.  Partially offsetting the decrease was a $1.1 million increase in marketing expense which was largely the result of additional spending in a strategic effort to reach more potential students, expand brand awareness and increase enrollments.

Index
•
Loss on sale of asset decreased by $1.6 million as a result of a one-time charge in relation to one of our campuses that previously classified as held for sale.  During 2015 the company had reclassified this campus out of held for sale and recorded catch-up depreciation in the amount of $1.6 million.

•	Impairment of goodwill and long lived asset decreased by $0.2 million as a result of one-time charges in relation to one of our campuses during the year ended December 31, 2015.

Transitional
This segment consists of our Northeast Philadelphia, Pennsylvania; Center City, Pennsylvania; West Palm, Florida; and our Fern Park, Florida campuses.  The Northeast Philadelphia, Pennsylvania; Center City, Pennsylvania; West Palm, Florida are expected to be taught out in 2017.  The Fern Park, Florida campus has fully taught out all of its existing students and was officially closed as of March 31, 2016.

Revenue decreased by $5.4 million, or 22.1%, to $19.0 million as of December 31, 2016 from $24.4 million in the prior year period, primarily attributable to the closure of the Fern Park, Florida campus in the first quarter of 2016 and the suspension of new student enrollments in 2016 relating to the Center City, Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; and the West Palm Beach, Florida campuses.

Operating loss increased by $4.6 million, or 275.0% to $6.3 million from $1.7 million primarily as a result of a non-cash impairment charge of $2.5 million in 2016 coupled with a decrease in revenue due to a declining student population offset by minimized expenses including sales and marketing.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs increased by $1.0 million, or 5.1% to $20.1 million from $19.1 million, respectively, as compared to the prior year.  This increase was primarily the result of a $1.4 million non-cash impairment charge in relation to one of our Corporate properties.

The following table present results for our two reportable segments for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	% Change
Revenue:
Transportation and Skilled Trades	$183,821	$188,669	-2.6%
Transitional	24,435	29,371	-16.8%
Total	$208,256	$218,040	-4.5%

Operating Income (Loss):
Transportation and Skilled Trades	$26,778	$19,519	37.2%
Transitional	(1,689)	(19,814)	91.5%
Corporate	(19,140)	(23,364)	18.1%
Total	$5,949	$(23,659)	125.1%

Starts:
Transportation and Skilled Trades	7,794	8,289	-6.0%
Transitional	1,227	1,661	-26.1%
Total	9,021	9,950	-9.3%

Average Population:
Transportation and Skilled Trades	7,238	7,603	-4.8%
Transitional	1,157	1,434	-19.3%
Total	8,395	9,037	-7.1%

End of Period Population:
Transportation and Skilled Trades	6,617	7,210	-8.2%
Transitional	928	1,270	-26.9%
Total	7,545	8,480	-11.0%

Index
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Transportation and Skilled Trades
Operating income improved by $7.3 million, or 37.2%, to $26.8 million from $19.5 million driven by the following expense reductions:

•
Revenue decreased to $183.8 million for the year ended December 31, 2015, as compared to $188.7 million in the comparable period, primarily driven by a 4.8% decline in average student population, which decreased to approximately 7,200 from 7,600 in the prior comparable year.  In addition, we had fewer new starts of 495 which decreased our new student population to 7,794 for the year ended December 31, 2015 from 8,289 for the year ended December 31, 2014.  The revenue decline from lower population was slightly offset by a 2.3% increase in average revenue per student due to improved student retention and a shift in program mix.  In addition, revenue was lower in 2015 due to higher scholarship recognition in comparison to 2014. Scholarships are recognized ratably over the term of the student’s program.  Scholarship discounts increased by $0.7 million for the year ended December 31, 2015 as compared to the prior year.  While scholarships have negatively impacted revenue, we believe we provide more students with the opportunity to pursue their educational goals by assisting in their affordability challenge

•
Educational services and facilities expense reduced by $6.5 million comprised of: (a) $3.7 million, or 9.8%, reduction in facilities expense, primarily due to lower depreciation expense as a result of discontinued depreciation for one campus included in assets held for sale and lower asset base due to prior long-lived asset impairments; and (b) lower instructional expenses of $2.4 million, or 5.8%, and books and tools expense of $0.4 million, or 4.7% as a result of lower student population.

•
Selling, general and administrative expenses reduced by $5.7 million comprised of: (a) $2.6 million, or 11.8%, reduction in sales expenses offset by a $0.8 million, or 5.9%, increase in marketing.  The decrease in sales expense was attributable to a reduction in the number of admissions representatives dedicated to the destination schools replaced with a centralized call center thus reducing travel costs and salary expense, while the marketing increase was a result of increased spending on production costs associated with our new marketing campaign as “Lincoln Tech, America’s Technical Institute”; (b) $1.1 million reduction in student services driven by lower student population; and (c) $2.8 million, or 8.2%, reduction in administrative expenses primarily as a result of a reduction in bad debt expense.  The improvement in bad debt expense was mainly the result of improvement in current collections and collections history.

•
Gain on sale of assets increased by $1.6 million as a result of a non-cash charge in relation to one of our campuses that was previously classified as held for sale in 2014.  During 2015 the Company had re-classified this campus out of held for sale and recorded catch-up depreciation in the amount of $1.6 million.

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

Transitional
This segment consists of our Northeast Philadelphia, Pennsylvania; Center City, Pennsylvania; West Palm, Florida; and our Fern Park, Florida campuses.

Revenue decreased by $4.9 million, or 16.8%, to $24.4 million as of December 31, 2015 from $29.4 million in the comparable prior year period.  This decrease is primarily attributed to a 19.3% decrease in average student population due to suspension of new student enrollments at our Fern Park, Florida location effective February 2015.

Operating loss decreased by $18.1 million, or 91.5%, to $1.7 million as of December 31, 2015 compared to $19.8 million in the comparable prior year period primarily as a result of a non-cash impairment charge of $20.2 million in 2014 coupled with a decrease in overall expenses as a result of ceased student enrollments.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire company.  Corporate and Other costs decreased by $4.2 million, or 18.1%, to $19.1 million from $23.4 million, respectively, as compared to the prior year. This decrease was primarily a result of cost restructuring efforts during the second half of 2014.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our term loan. The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash (used in)provided by operating activities	$(6,107)	$14,337	$12,022
Net cash used in investing activities	$(2,182)	$(1,767)	$(7,405)
Net cash (used in) provided by financing activities	$(9,067)	$13,551	$(5,204)

The Company had $47.7 million of cash, cash equivalents, and restricted cash at December 31, 2016 ($26.7 million of restricted cash at December 31, 2016) as compared to $61.0 million of cash, cash equivalents, and restricted cash as of December 31, 2015 ($22.6 million of restricted cash at December 31, 2015).  This decrease is primarily the result of a net loss during the year ended December 31, 2016; $11.5 million of campus closing costs; $0.7 million loan modification fee paid to the Company’s lender in connection with an amendment of a new term loan agreement resulting in more favorable covenants; and $0.7 million in severance paid during the year ended December 31, 2016.

For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months. At December 31, 2016, our available sources of cash primarily included cash from operations, cash and cash equivalents of $21.1 million.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we leveraged our owned real estate that is not classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

In addition to the aforementioned current sources of capital that will provide short term liquidity, we also plan to sell approximately $13.2 million in net assets which are currently classified as assets held for sale and are expected to be sold within one year from the date of classification.  The Company continues to actively market these schools and has offers which are under consideration.  Some of the net proceeds of future sales of real property by the Company and its subsidiaries must be used to prepay and permanently reduce the principal amount of our term loan.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 79% of our cash receipts relating to revenues in 2016. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 30-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on our ability to be able to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2016.

Operating Activities

Net cash used in operating activities was $6.1 million for the year ended December 31, 2016 compared to cash provided by operating activities of $14.3 million for the comparable period of 2015.  For the year ended December 31, 2016, changes in our operating assets and liabilities resulted in cash outflows of $20.6 million primarily attributable to changes in deferred revenue, accounts receivable, accounts payable and accrued expenses. The decrease in deferred revenue resulted in a cash outflow of $6.9 million primarily attributable to the timing of student starts, the number of students in school and the status of students in relation to the completion of their program at December 31, 2016 compared to December 31, 2015. The decrease in receivables resulted in a cash outflow of $15.7 million primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students. The increase in accounts payable and accrued expenses resulted in a cash inflow of $1.9 million. This increase was primarily attributable to the timing of invoices.

Index
Investing Activities

Net cash used in investing activities was $2.2 million compared to $1.8 million for the years ended December 31, 2016 and 2015, respectively. Our primary use of cash in investing activities was capital expenditures associated with investments in training technology classroom furniture, and new program build outs.  The use of cash for capital expenditures was partially offset by a reclassification of restricted cash to unrestricted cash during the year ended December 31, 2016.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; Nashville, Tennessee; West Palm Beach, Florida, Suffield, Connecticut; and Denver, Colorado.  We have 13 campuses that are held for sale.

Capital expenditures are expected to approximate 2% of revenues in 2017.  We expect to fund future capital expenditures with cash generated from operating activities, our term loan agreement, and cash from our real estate monetization.

Financing Activities

Net cash used in financing activities was $9.1 million as compared to net cash provided by financing activities of $13.6 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $22.7 million was primarily due to net borrowings of $22.0 million under our new term loan agreement for the year ended December 31, 2015.

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

Index
The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type.  Pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment.  The Company elected to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment and as required paid $4 million before January 15, 2017, without prepayment penalty.  The Company was in compliance with all financial covenants as of December 31, 2016.  In addition, in February 2017 the Company elected to repay $5 million of restricted cash without prepayment penalty.

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

Letter of Credit Agreement

On April 12, 2016, the Company entered into a credit agreement (the “L/C Agreement”) with Sterling National Bank (“Sterling”) under which Sterling has agreed to issue letters of credit from time to time at 100% margin against available funds in a cash collateral account maintained by the Company at Sterling.  The maximum availability under the L/C Agreement is $9.5 million.  The Company will pay Sterling a letter of credit fee equal to 1.75% on the daily amount available to be drawn under each outstanding letter of credit, which fee is payable in quarterly installments in arrears.  The L/C Agreement matures on April 1, 2017 and replaces a letter of credit facility with a prior lender.  The L/C Agreement contains representations, warranties, affirmative and negative covenants and events of default customary for facilities of this type. As of December 31, 2016, there were letters of credit in the aggregate principal amount of $6.1 million outstanding under the L/C Agreement.

Long-term debt and lease obligations consist of the following:

	As of December 31,
	2016	2015
Term loan	$44,267	$44,653
Finance obligation	-	9,672
Capital lease-property (with a rate of 8.0%)	-	3,899
Subtotal	44,267	58,224
Less current maturities	(11,713)	(10,114)
Total long-term debt	$32,554	$48,110

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2016, our current portion of long-term debt and long-term debt consisted of borrowings under our Term Loan.  We lease offices, educational facilities and various equipment for varying periods through the year 2030 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

Index
The following table contains supplemental information regarding our total contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement (including interest)	$53,887	$16,048	$37,839	$-	$-
Operating leases	97,206	21,428	35,653	19,641	20,484
Total contractual cash obligations	$151,093	$37,476	$73,492	$19,641	$20,484

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2016, except for surety bonds.  At December 31, 2016, we posted surety bonds in the total amount of approximately $14.3 million.  Cash collateralized letters of credit of $6.2 million are primarily comprised of letters of credit for DOE matters and security deposits in connection with certain of our real estate leases. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Outlook

Similar to many companies in the proprietary education sector, we have experienced significant deterioration in student enrollments over the last several years. This can be attributed to many factors including the economic environment and numerous regulatory changes such as changes to admissions advisor compensation policies, elimination of the ability-to-benefit, changes to the 90/10 Rule and cohort default rates, gainful employment and modifications to Title IV amounts and eligibility. While the industry has not returned to growth, declines have slowed indicating greater stability.

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

On November 3, 2015, our Board of Directors approved a plan for us to divest our Healthcare and Other Professions business segment.  Completion of the plan results in our operations focused solely on the Transportation and Skilled Trades business segment.  As of December 31, 2016, the schools in this segment are classified as discontinued operations and asset and liabilities classified as held for sale.

Index
Effect of Inflation

Inflation has not had and is not expected to have a significant impact on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On July 31, 2015, the Company repaid in full and terminated a previously existing revolving line of credit with the proceeds of a new $45 million Term Loan.  Our obligations under the Term Loan are secured by a lien on substantially all of our assets and our subsidiaries and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings bear interest at the rate of 11.0% as of December 31, 2016.  As of December 31, 2016, we had $44.3 million outstanding under the Term Loan.

Based on our outstanding debt balance as of December 31, 2016, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.4 million, or $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact however on our operations, which are greatly dependent on students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2016 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index
The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report included in this Form 10-K that follows.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

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

Information required by Item 11 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

Index
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	By-laws of the Company (2).

4.1
Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and other holders of options under the Management Stock Option Plan listed therein (3).

4.2
Assumption Agreement and First Amendment to Management Stockholders Agreement, dated as of December 20, 2007, by and among Lincoln Educational Services Corporation, Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Management Investors parties therein (4).

4.3	Registration Rights Agreement, dated as of June 27, 2005, between the Company and Back to School Acquisition, L.L.C. (2).

4.4	Specimen Stock Certificate evidencing shares of common stock (5).

10.1
Credit Agreement, dated as of July 31, 2015, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (6).

10.2
First Amendment to Credit Agreement, dated as of December 31, 2015, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (7).

10.3
Second Amendment to Credit Agreement, dated as of February 29, 2016, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders party thereto, and HPF Service, LLC, as Administrative Agent and Tranche A Collateral Agent (8).

10.4	Credit Agreement, dated as of April 12, 2016, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (9).

10.5	Purchase and Sale Agreement, dated as of July 1, 2016, between New England Institute of Technology at Palm Beach, Inc. and School Property Development Metrocentre, LLC (10).

10.6	Separation and Release Agreement, dated as of May 5, 2015, between the Company and Shaun E. McAlmont (11).

10.7	Employment Agreement, dated as of January 30, 2015, between the Company and Scott M. Shaw (12).

10.8	Employment Agreement, dated as of August 31, 2015, between the Company and Scott M. Shaw (13).

10.9	Employment Agreement, dated as of August 23, 2016, between the Company and Scott M. Shaw (14)

Index
10.10	Employment Agreement, dated as of June 2, 2014, between the Company and Kenneth M. Swisstack (15).

10.11	Amendment to Employment Agreement, dated as of March 12, 2015, between the Company and Kenneth M. Swisstack. (16)

10.12	Separation and Release Agreement, dated as of January 15, 2016, between the Company and Kenneth M. Swisstack (17).

10.13	Employment Agreement, dated as of March 12, 2015, between the Company and Brian K. Meyers (16).

10.14	Employment Agreement, dated as of August 23, 2016, between the Company and Brian K. Meyers (14).

10.15*	Change in Control Agreement, dated August 31, 2016, between the Company and Deborah Ramentol.

10.16	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (18).

10.17	Lincoln Educational Services Corporation Amended and Restated 2005 Non-Employee Directors Restricted Stock Plan (19).

10.18	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (3).

10.19	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (3).

10.20	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (3).

10.21	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (20).

10.22	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (21).

10.23	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (16).

10.24	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (3).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page of this Form 10-K).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

Index
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed March 29, 2005.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406) filed December 28, 2007.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 21, 2005.

(6)	Incorporated by reference to the Company’s Form 8-K filed August 5, 2015.

(7)	Incorporated by reference to the Company’s Form 8-K filed January 7, 2016.

(8)	Incorporated by reference to the Company’s Form 8-K filed March 4, 2016.

(9)	Incorporated by reference to the Company’s Form 8-K filed April 18, 2016.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2016.

(11)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2015.

(12)	Incorporated by reference to the Company’s Form 8-K filed February 5, 2015.

(13)	Incorporated by reference to the Company’s Form 8-K filed September 3, 2015.

(14)	Incorporated by reference to the Company’s Form 8-K filed August 25, 2016.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014.

(16)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2014.

(17)	Incorporated by reference to the Company’s Form 8-K filed January 22, 2016.

(18)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2013.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-211213) filed May 6, 2016.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(22)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

*	Filed herewith.

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
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Scott M. Shaw and Brian K. Meyers, and each of them, as attorneys-in-fact and agents, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott M. Shaw	Chief Executive Officer and Director	March 10, 2017
Scott M. Shaw

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2017
Brian K. Meyers	(Principal Accounting and Financial Officer)

/s/ Alvin O. Austin	Director	March 10, 2017
Alvin O. Austin

/s/ Peter S. Burgess	Director	March 10, 2017
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 10, 2017
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 10, 2017
Celia H. Currin

/s/ Ronald E. Harbour	Director	March 10, 2017
Ronald E. Harbour

/s/ J. Barry Morrow	Director	March 10, 2017
J. Barry Morrow

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lincoln Educational Services Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 2017

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lincoln Educational Services Corporation
West Orange, New Jersey

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, cash flows and financial statement schedule for the year ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 2017

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,064	$38,420
Restricted cash	6,399	7,362
Accounts receivable, less allowance of $9,887 and $9,787 at December 31, 2016 and 2015, respectively	10,294	10,410
Inventories	1,058	1,242
Prepaid income taxes and income taxes receivable	262	349
Assets held for sale	24,786	44,369
Prepaid expenses and other current assets	2,434	2,710
Total current assets	66,297	104,862

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $124,192 and $123,324 at December 31, 2016 and 2015, respectively	55,445	66,625

OTHER ASSETS:
Noncurrent restricted cash	20,252	15,259
Noncurrent receivables, less allowance of $765 and $837 at December 31, 2016 and 2015, respectively	5,633	5,278
Goodwill	14,536	14,536
Other assets, net	1,044	1,190
Total other assets	41,465	36,263
TOTAL	$163,207	$207,750

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2016	2015

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of term loan and credit agreement	$11,713	$10,000
Current portion of capital lease obligations	-	114
Unearned tuition	17,523	23,703
Accounts payable	13,748	12,863
Accrued expenses	12,815	11,209
Liabilities held for sale	11,578	12,332
Other short-term liabilities	653	686
Total current liabilities	68,030	70,907

NONCURRENT LIABILITIES:
Long-term term loan	30,244	32,124
Long-term capital lease obligations	-	3,785
Long-term finance obligation	-	9,672
Pension plan liabilities	5,368	5,549
Accrued rent	3,896	4,716
Other long-term liabilities	743	-
Total liabilities	108,281	126,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2016 and 2015, issued and outstanding 30,685,017 shares at December 31, 2016 and 29,727,555 shares at December 31, 2015	141,377	141,377
Additional paid-in capital	28,554	27,292
Treasury stock at cost - 5,910,541 shares at December 31, 2016 and 2015	(82,860)	(82,860)
(Accumulated deficit) retained earnings	(26,044)	2,260
Accumulated other comprehensive loss	(6,101)	(7,072)
Total stockholders' equity	54,926	80,997
TOTAL	$163,207	$207,750

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

REVENUE	$196,910	$208,256	$218,040
COSTS AND EXPENSES:
Educational services and facilities	94,922	94,970	103,299
Selling, general and administrative	103,129	105,380	116,573
Loss (gain) on sale of assets	120	1,741	(58)
Impairment of goodwill and long-lived assets	3,902	216	21,885
Total costs and expenses	202,073	202,307	241,699
OPERATING (LOSS) INCOME	(5,163)	5,949	(23,659)
OTHER:
Interest income	155	52	62
Interest expense	(6,001)	(5,727)	(3,431)
Other income	6,711	109	-
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,298)	383	(27,028)
PROVISION (BENEFIT) FOR INCOME TAXES	200	242	(1,479)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,498)	141	(25,549)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(23,806)	(3,491)	(30,584)
NET LOSS	$(28,304)	$(3,350)	$(56,133)
Basic
(Loss) income per share from continuing operations	$(0.19)	$0.01	$(1.12)
Loss per share from discontinued operations	(1.02)	(0.15)	(1.34)
Net loss per share	$(1.21)	$(0.14)	$(2.46)
Diluted
(Loss) income per share from continuing operations	$(0.19)	$0.01	$(1.12)
Loss per share from discontinued operations	(1.02)	(0.15)	(1.34)
Net loss per share	$(1.21)	$(0.14)	$(2.46)
Weighted average number of common shares outstanding:
Basic	23,453	23,167	22,814
Diluted	23,453	23,227	22,814

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	December 31,
	2016	2015	2014
Net loss	$(28,304)	$(3,350)	$(56,133)
Other comprehensive income (loss)
Employee pension plan adjustments	971	395	(3,905)
Comprehensive loss	$(27,333)	$(2,955)	$(60,038)

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Retained	Accumulated
			Additional		Earnings	Other
	Common Stock		Paid-in	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2014	29,919,761	$141,377	$24,177	$(82,860)	$66,064	$(3,562)	$145,196
Net loss	-	-	-	-	(56,133)	-	(56,133)
Employee pension plan adjustments	-	-	-	-	-	(3,905)	(3,905)
Stock-based compensation expense
Restricted stock	158,308	-	2,517	-	-	-	2,517
Stock options	-	-	104	-	-	-	104
Net share settlement for equity-based compensation	(144,983)	-	(448)	-	-	-	(448)
Cash dividend of $0.18 per common share	-	-	-	-	(4,321)	-	(4,321)
BALANCE - December 31, 2014	29,933,086	141,377	26,350	(82,860)	5,610	(7,467)	83,010
Net loss	-	-	-	-	(3,350)	-	(3,350)
Employee pension plan adjustments	-	-	-	-	-	395	395
Stock-based compensation expense
Restricted stock	(119,791)	-	1,095	-	-	-	1,095
Stock options	-	-	33	-	-	-	33
Net share settlement for equity-based compensation	(85,740)	-	(186)	-	-	-	(186)
BALANCE - December 31, 2015	29,727,555	141,377	27,292	(82,860)	2,260	(7,072)	80,997
Net loss	-	-	-	-	(28,304)	-	(28,304)
Employee pension plan adjustments	-	-	-	-	-	971	971
Stock-based compensation expense
Restricted stock	1,029,267	-	1,440	-	-	-	1,440
Net share settlement for equity-based compensation	(71,805)	-	(178)	-	-	-	(178)
BALANCE - December 31, 2016	30,685,017	$141,377	$28,554	$(82,860)	$(26,044)	$(6,101)	$54,926

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,304)	$(3,350)	$(56,133)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,066	14,506	19,338
Amortization of deferred finance costs	949	554	818
Deferred income taxes	-	-	(4,528)
Loss on disposition of assets	223	1,738	41
Gain on capital lease termination, net	(6,710)	(3,062)	-
Impairment of goodwill and long-lived assets	21,367	216	42,958
Fixed asset donation	(123)	(20)	(92)
Provision for doubtful accounts	14,592	13,583	15,500
Stock-based compensation expense	1,440	1,128	2,621
Deferred rent	(489)	(638)	(740)
(Increase) decrease in assets:
Accounts receivable	(15,700)	(13,216)	(14,470)
Inventories	201	9	372
Prepaid income taxes and income taxes receivable	87	530	7,638
Prepaid expenses and current assets	412	444	(986)
Other assets	(1,701)	(1,460)	231
Increase (decrease) in liabilities:
Accounts payable	742	1,004	(2,732)
Accrued expenses	1,195	(450)	3,806
Pension plan liabilities	-	-	(271)
Unearned tuition	(6,854)	2,627	(1,190)
Other liabilities	1,500	194	(159)
Total adjustments	22,197	17,687	68,155
Net cash (used in) provided by operating activities	(6,107)	14,337	12,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,596)	(2,218)	(7,472)
Restricted cash	963	-	-
Proceeds from sale of property and equipment	451	451	67
Net cash used in investing activities	(2,182)	(1,767)	(7,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	53,500	47,500
Payments on borrowings	(387)	(38,847)	(72,000)
Reclassifications of payments from borrowings to restricted cash	-	30,000	24,500
Reclassifications of proceeds from borrowings to restricted cash	(4,993)	(22,621)	-
Payment of deferred finance fees	(645)	(2,823)	-
Net share settlement for equity-based compensation	(178)	(186)	(448)
Dividends paid	-	-	(4,321)
Payments under capital lease obligations	(2,864)	(5,472)	(435)
Net cash (used in) provided by financing activities	(9,067)	13,551	(5,204)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,356)	26,121	(587)
CASH AND CASH EQUIVALENTS—Beginning of year	38,420	12,299	12,886
CASH AND CASH EQUIVALENTS—End of year	$21,064	$38,420	$12,299

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2016	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,265	$7,159	$4,597
Income taxes	$150	$89	$145
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$2,048	$979	$1,613

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2016

(In thousands, except share and per share amounts, schools, training sites, campuses and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults. The Company, which currently operates 28 schools in 15 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs). The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names. Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study. Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas. All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In the first quarter of 2015, we reorganized our operations into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional which refers to businesses that have been or are currently being taught out. In November 2015 the Board of Directors approved a plan for the Company to divest the schools included in the HOPS business segment. Divestiture of the Company’s HOPS business segment marks a strategic shift in business strategy that will enable us to focus energy and resources predominantly on the Transportation and Skilled Trades business segment. The Company continues to actively market the schools comprising the HOPS business segment and has offers which are under consideration. The results of operations of the campuses included in the HOPS business segment are reflected as discontinued operations in the consolidated financial statements.

The following table lists the schools that are included in the HOPS and Transitional Segments and their status as of December 31, 2016 and 2015:

	Segment		Status
School	2015	2016	2015	2016
Allentown, PA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Edison, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Moorestown, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Paramus, NJ	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Lincoln, RI	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Brockton, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Somerville, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Lowell, MA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
New Britain, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Shelton, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Las Vegas (Summerlin), NV	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Southington, CT	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Marietta, GA	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Held for sale	1
Hartford, CT	Transitional (Continuing Operations)	HOPS (Discontinued Operations)	Teach-out	Closed	2
Henderson (Green Valley), NV	HOPS (Discontinued Operations)	HOPS (Discontinued Operations)	Held for sale	Closed	3
Center City Philadelphia, PA	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	4
Northeast Philadelphia, PA	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	4
West Palm Beach, FL	HOPS (Discontinued Operations)	Transitional (Continuing Operations)	Held for sale	Teach-out	5
Fern Park, FL	Transitional (Continuing Operations)	Transitional (Continuing Operations)	Teach-out	Closed	6

1	In November 2015, the Board of Directors approved a plan to divest these schools and thus they are included in discontinued operations as of December 31, 2016 and 2015.
2
In November 2015, the Board of Directors approved a plan to divest this school. In December 2015, the Board of Directors approved a plan to cease operations at this school. The school was included in the Transitional Segment and included in continuing operations until it closed in the fourth quarter of 2016; it is included in discontinued operations as of December 31, 2016.

Index
3
In November 2015, the Board of Directors approved a plan to divest this school. In the fourth quarter of 2016, the Board of Directors approved a plan to cease operations at this school, which closed in the fourth quarter of 2016 and is included in discontinued operations as of December 31, 2016.

4
In November 2015, the Board of Directors approved a plan to divest these schools. In the fourth quarter of 2016, the Board of Directors approved a plan to cease operations at these schools which are being taught-out and expected to be closed in 2017. These schools are included in the Transitional segment and continuing operations as of December 31, 2016.

5
In November 2015, the Board of Directors approved a plan to divest this school. In the third quarter of 2016, the Board of Directors approved a plan to teach–out certain programs at this school. Then, in the fourth quarter of 2016, the Board of Directors approved a plan to teach-out the remainder of the programs at this school. The school is expected to be closed in 2017. This school’s operations are included in the Transitional segment and continuing operations as of December 31, 2016. However, as part of this plan, the Board of Directors approved the divestiture of the properties for this school and therefore the properties are included in held for sale as of December 31, 2016.

6
On February 27, 2015, our Board of Directors approved a plan to cease operations at this school, which was fully taught out and officially closed as of March 31, 2016 and is included in the Transitional segment and continuing operations as of December 31, 2016. The plan to teach out this school was approved prior to the plan to exit the HOPS segment and as such does not meet the discontinued operations criteria.

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population. Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months. At December 31, 2016, the Company’s sources of cash primarily included cash and cash equivalents of $47.7 million (of which $26.7 million is restricted). The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the current sources of capital discussed above that provides short term liquidity, the Company plans to sell approximately $13.2 million in assets net of liabilities, which are currently classified as held for sale and are expected to be sold within one year from the date of classification in which up to $10 million will be required to pay down debt. The Company continues to actively market these schools and has offers which are under consideration.

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

The Company evaluates whether collectability of revenue is reasonably assured prior to the student attending class and reassesses collectability of tuition and fees when a student withdraws from a course. The Company calculates the amount to be returned under Title IV and its stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, the Company expect payment from the student and the Company has a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable. The Company continuously monitors its historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable. If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as the Company generally does not recognize tuition revenue in its consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of its refund policies, the Company may be entitled to incremental revenue on the day the student withdraws from one of its schools. Prior to the year-ended December 31, 2015, the Company recorded this incremental revenue, any related student receivable and any estimate of the amount it did not expect to collect as bad debt expense during the quarter a student withdrew based on its analysis of the collectability of such amounts on an aggregate student portfolio basis, for which the Company had significant historical experience. Beginning in October 2015, the Company recorded revenue for students who withdraw from one of its schools when payment is received because collectability on an individual student basis is not reasonably assured. The Company determined incremental revenue recognized for students who withdrew during the nine-months ended September 30, 2015 to be an immaterial error which was corrected during the fourth quarter of 2015. This resulted in a reduction of net revenues by $0.3 million and bad debt expense by $0.2 million, which resulted in an increase to the loss from continuing operations of $0.1 million for the year ended December 31, 2015. Additionally, this correction reduced net student receivables from continuing operations by $0.1 million. Prior year amounts, including quarterly financial results were not restated because the effects were not material.

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

Restricted Cash—Restricted cash consists of deposits maintained at financial institutions under a cash collateralized agreement under the Company’s credit agreement and cash collateralized for letters of credit. $20.3 million of restricted cash is included in long-term assets on the consolidated balance sheet as the restriction is greater than one year. Refer to Note 8 for more information on the Company’s term loan.

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

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $18.2 million, $17.9 million and $18.0 million from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

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

At December 31, 2016, the Company conducted its annual test for goodwill impairment and determined it did not have an impairment for continuing operations. The fair value of the Company’s reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach. Our disposal group assets held for sale are required to be measured at the lower of carrying value or fair value less cost to sell. As a result of the consideration of offers received on our disposal group assets held for sale, we concluded that an pre-tax non-cash impairment charge of $9.9 million was required for our goodwill and intangible assets relating to this group ($9.9 million was included in discontinued operations).

At December 31, 2016, the Company conducted its annual test for goodwill impairment and determined it did not have an impairment. The fair value of the Company’s reporting units were determined using Level 3 inputs included in its multiple of earnings and discounted cash flow approach.

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

Index
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

The Company concluded that, for the three months ended December 31, 2016, there was sufficient evidence to conclude that there was an impairment of certain long-lived assets at two of the Company’s campuses for continuing operations. The long-lived assets impairment resulted in a pre-tax charge of $3.9 million for land and buildings. Our disposal group assets held for sale are required to be measured at the lower of carrying value or fair value less cost to sell. As a result of the consideration of offers received on our disposal group assets held for sale, we concluded that an impairment charge of $7.6 million was required for our long-lived assets relating to this group ($7.6 million was included in discontinued operations).

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

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $0.25 million. The Company's cash balances on deposit at December 31, 2016, exceeded the balance insured by the FDIC Corporation (“FDIC”) by approximately $46.3 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2016 and 2015.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016 and 2015, the interest and penalties expense associated with uncertain tax positions are not significant to the Company’s results of operations or financial position.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

Reclassification—During the year ended December 31, 2016, the Board of Directors approved a plan for the Company to teach-out the West Palm Beach, Florida, Center City Philadelphia, Pennsylvania, and Northeast Philadelphia, Pennsylvania, campuses which are included in the Transitional segment. In addition, during the year ended December 31, 2016, the Henderson (Green Valley), Nevada and Hartford, Connecticut campuses closed and are included in discontinued operations. In 2016, the Company reclassified related held for sale amounts reflected in the 2015 Consolidated Balance Sheet and discontinued operations in Consolidated Statements of Operations.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 provides amendments to ASC No. 350, "Intangibles - Goodwill and Other" ("ASC 350"), which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of this update on the Company’s Consolidated Financial Statements.

The FASB has recently issued several amendments to the new standard on revenue recognition, ASU No. 2014-09, Revenue from Contracts with Customers. The amendments include ASU  No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and accordingly, we will adopt the new standard effective January 1, 2018.

We currently plan to adopt using the modified retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources to assist in the evaluation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While we continue to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of revenue.

While we continue to assess the potential impacts of the new standard and this standard could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

Index
In November 2016, the FASB issued ASU No. 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments will be applied using a retrospective transition method to each period presented. The Company anticipates that the adoption will not have a significant impact on the Company’s Consolidated Financial Statements.

In August 2016, FASB issued ASU No. 2016-15: “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company anticipates that the adoption will not have a significant impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is effective for public business entities for annual periods, and for interim periods within those periods, beginning after December 15, 2016 with early adoption permitted. The Company early adopted as of December 31, 2015. While the guidance does have an impact on our balance sheet classification, it does not have a material impact on our results of operations, financial condition or the financial statement disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. According to the standard, substantial doubt about an entity’s ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the entity’s financial statements are issued. In order to determine the specific disclosures, if any, that would be required, management will need to assess if substantial doubt exists, and, if so, whether its plans will alleviate such substantial doubt. The standard requires assessment each annual and interim period and became effective for the Company on December 31, 2016.

2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the "DOE"). During the years ended December 31, 2016, 2015 and 2014, approximately 79%, 80% and 80% respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the years ended December 31, 2016, 2015 and 2014, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis under DOE regulations, from the Title IV Program funds. The Company’s calculations may be subject to review by the DOE. Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year, will be placed on provisional certification and may be subject to other enforcement measures. If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

For the 2016 fiscal year, the Company calculated its composite score to be 1.5. The score is subject to determination by the DOE once it receives and reviews the Company’s audited financial statements for the 2016 fiscal year. The DOE has evaluated the financial responsibility of our institutions on a consolidated basis. The Company has submitted to the DOE our audited financial statements for the 2015 and 2014 fiscal year reflecting a composite score of 1.9 and 1.3, respectively, based upon its calculations.

3.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted income per share for the years ended December 31, 2016, 2015 and 2014, respectively were as follows:

	Year Ended December 31,
	2016	2015	2014
Basic shares outstanding	23,453,427	23,166,977	22,814,105
Dilutive effect of stock options	-	60,161	-
Diluted shares outstanding	23,453,427	23,227,138	22,814,105

For the year ended December 31, 2016 and 2014, options to acquire 773,078; and 119,722 shares were excluded from the above table because the Company reported a net loss for the year and therefore their impact on reported loss per share would have been antidilutive. For the years ended December 31, 2016, 2015 and 2014, options to acquire 218,167; 391,935; and 795,985 shares; respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and therefore their impact on reported (loss) earnings per share would have been antidilutive.

In 2014 and 2013, the Company issued certain members of management performance shares that vest when certain performance conditions are met. As of December 31, 2016, 2015 and 2014 none of these performance conditions were met. Accordingly, 73,827; 152,837; and 360,402 shares of outstanding performance shares have been excluded from the computation of diluted earnings per share for the year ended December 31, 2016, 2015 and 2014, respectively. Refer to Note 9 for more information on performance shares.

Index
4.	DISCONTINUED OPERATIONS

2016/2015

In November 2015, the Board of Directors approved a plan for the Company to divest the schools included in the Healthcare and Other Professions business segment. In December 2015, the Board of Directors approved a plan to cease operations of the school in this segment located in Hartford, Connecticut which closed in the fourth quarter of 2016 and is included in discontinued operations. In addition, in the fourth quarter of 2016, the Board of Directors approved a plan to cease operations at our schools in Henderson (Green Valley), Nevada, Center City Philadelphia, Pennsylvania, Northeast Philadelphia, Pennsylvania and West Palm Beach, Florida. The Henderson, Nevada campus also closed in the fourth quarter of 2016 and is included in discontinued operations. Divestiture of the Company’s Healthcare and Other Professions business segment marks a strategic shift in business strategy that will enable us to focus energy and resources predominantly on Transportation and Skilled Trades segment. The results of operations of the 15 campuses included in Healthcare and Other Professions business segment are reflected as discontinued operations in the consolidated financial statements. The Center City Philadelphia, Pennsylvania, Northeast Philadelphia, Pennsylvania and West Palm Beach, Florida campuses, which were previously included in the Healthcare and Other Professions segment are now included in the Transitional segment and included in continuing operations. Completion of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.

The results of operations at these campuses for the three year periods ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$88,649	$97,846	$106,982

Loss before income tax	(6,341)	(3,491)	(26,684)
Income tax benefit	-	-	(2,746)
Net loss from discontinued operations	$(6,341)	$(3,491)	$(23,938)

Amounts include impairments of goodwill and long-lived assets for these campuses of $17.5 million and $19.0 million for the year ended December 31, 2016 and 2014, respectively.

2014

In December 2014, the Company’s Board of Directors approved a plan to cease operations at five training sites in Florida. The Company performed a cost benefit analysis on several schools and concluded that the training sites contained a high fixed cost component and have had difficulty attracting enough students due to high competition to maintain a stable profit margin. Accordingly, the Company ceased operations at these campuses as of December 31, 2014. This was a strategic shift to close all of the Company’s training sites and all locations that do not accept Title IV payments. The results of operations of these campuses are reflected as discontinued operations in the consolidated financial statements.

The results of operations at these five training sites for the two year periods ended December 31, 2014 were as follows (in thousands):

Year Ended December 31,
2014
Revenue	$2,140

Loss before income tax	(6,731)
Income tax benefit	(85)
Net loss from discontinued operations	$(6,646)

Amounts include impairments of goodwill and long-lived assets for these campuses of $2.1 million for the year ended December 31, 2014.

Index
5.	GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2015	$115,872	$(93,665)	$22,207
Asset held for sale (1)	(7,455)	-	(7,455)
Goodwill impairment	-	(216)	(216)
Balance as of December 31, 2015	108,417	(93,881)	14,536
Adjustment	-	-	-
Balance as of December 31, 2016	$108,417	$(93,881)	$14,536

(1)
Amount consists of $1.3 million of goodwill held for sale as of December 31, 2014 offset by $8.8 million of goodwill as of December 31, 2015. Refer to Note 6 for more information on assets held for sale.

As of December 31, 2016 and 2015 the goodwill balance of $14.5 million is related to the Transportation and Skilled Trades Segment.  The goodwill related to the Healthcare and Other Professions Segment of $8.8 million was included in assets held for sale as of December 31, 2015 and was fully impaired as of December 31, 2016.

Intangible assets, which are included in other assets in the accompanying consolidated balance sheets, consisted of the following:

	Trade Name	Accreditation	Curriculum	Total
Gross carrying amount at December 31, 2015	$310	$-	$160	$470
Additions	-	-	-	-
Gross carrying amount at December 31, 2016	310	-	160	470

Accumulated amortization at December 31, 2015	308	-	112	420
Amortization	2	-	16	18
Accumulated amortization at December 31, 2016	310	-	128	438

Net carrying amount at December 31, 2016	$-	$-	$32	$32

Weighted average amortization period (years)	7	Indefinite	10

	Trade Name	Accreditation	Curriculum	Total
Gross carrying amount at December 31, 2014	$310	$1,064	$550	$1,924
Asset held for sale (1)	-	(1,064)	(390)	(1,454)
Gross carrying amount at December 31, 2015	310	-	160	470

Accumulated amortization at December 31, 2014	264	-	469	733
Amortization	44	-	21	65
Asset held for sale (1)	-	-	(378)	(378)
Accumulated amortization at December 31, 2015	308	-	112	420

Net carrying amount at December 31, 2015	$2	$-	$48	$50
Weighted average amortization period (years)	7	Indefinite	10

(1)	Refer to Note 6 for more information on assets held for sale.

Index
Amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014 was approximately $0.1 million, $0.1 million and $0.2 million, respectively.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
2017	$16
2018	16

$32

6.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2016	2015
Land (a)	-	$6,969	$10,054
Buildings and improvements (a)	1-25	105,433	112,281
Equipment, furniture and fixtures	1-7	65,776	66,838
Vehicles	3	534	617
Construction in progress	-	925	159
		179,637	189,949
Less accumulated depreciation and amortization		(124,192)	(123,324)
		$55,445	$66,625

(a) Amounts are reduced by a $1.4 million impairment charge in 2016 related to a property in Suffield, Connecticut.

Depreciation and amortization expense of property, equipment and facilities was $10.9 million, $10.2 million and $14.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As discussed in Note 4, the Board of Directors approved a plan for the Company to divest schools included in its Healthcare and Other Professions business segment. In addition in 2016, the Board of Directors approved a plan to close the West Palm Beach, Florida schools and for the Company to sell owned the real estate in West Palm Beach, Florida. The Company anticipates that these properties will be sold during 2017. Accordingly, the assets have been reflected as held for sale in the accompanying consolidated balance sheet.

Index
The assets and liabilities held for sale consist of the following:

	At December 31, 2016	At December 31, 2015
Assets held for sale
Inventories	$629	$646
Accounts receivable, less allowance of $3,930 and $3,261 at December 31, 2016 and 2015, respectively	5,089	4,526
Prepaid expense and other current assets	460	724
Noncurrent receivables, less allowance of $212 and $189 at December 31, 2016 and 2015, respectively	1,690	1,384
Property, equipment and facilities - at cost, net of accumluated depreciation and amortization of $41,703 and $34,751 at December 31, 2016 and 2015, respectively (b) (c)	16,847	27,133
Goodwill (d)	-	8,759
Other assets, net (e)	71	1,197
Assets held for sale	24,786	44,369

Liabilities held for sale
Unearned tuition	(7,255)	(7,929)
Accrued expenses	(2,553)	(2,668)
Accrued rent	(1,770)	(1,735)
Liabilities held for sale	(11,578)	(12,332)

Assets held for sale, net	$13,208	$32,037

(b) Amount is reduced by a $2.5 million impairment charge in 2016 related to a property in West Palm Beach, Florida.
(c) Amount is reduced by a $7.6 million impairment charge in 2016 related to long-lived assets.
(d) Amount is reduced by an $8.8 million impairment charge in 2016 related to goodwill.
(e) Amount is reduced by a $1.1 million impairment charge in 2016 related to indefinite-lived assets.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2016	2015
Accrued compensation and benefits	$6,664	$6,151
Accrued rent and real estate taxes	$2,917	$2,012
Other accrued expenses	3,234	3,046
	$12,815	$11,209

8.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	At December 31,
	2016	2015
Term loan (a)	$44,267	$44,653
Finance obligation (b)	-	9,672
Capital lease-property (with a rate of 8.0%) (c)	-	3,899
	44,267	58,224
Less current maturities	(11,713)	(10,114)
	$32,554	$48,110

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

The Term Loan contains customary representations, warranties and covenants such as minimum financial responsibility composite score, cohort default rate, and other financial covenants, including minimum liquidity, maximum capital expenditures, maximum 90/10 ratio and minimum EBITDA (as defined in the Term Loan), as well as affirmative and negative covenants and events of default customary for facilities of this type. The Company was in compliance with all covenants as of December 31, 2016. Subsequent to the 2015 fiscal year end, pursuant to the Second Amendment, the financial covenants were adjusted and, at the Company’s election, will be adjusted for fiscal year 2017 and for each subsequent fiscal year until the maturity of the Term Loan at either the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Credit Agreement as of the Closing Date or the levels applicable to fiscal year 2016 (and each fiscal quarter thereof) contained in the Second Amendment. The Company elected to re-set the financial covenants at the 2016 covenant levels contained in the Second Amendment and as required paid $4 million before January 15, 2017, without prepayment penalty. In addition, in February 2017 the Company elected to repay $5 million of restricted cash without prepayment penalty.

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

Also, in connection with the Term Loan, the Company paid to the Agent a commitment fee of $1 million on the Closing Date and is required to pay to the Agent other customary fees for facilities of this type. Total fees for the Term Loan were $2.8 million during fiscal year 2015. During the first quarter of 2016, in connection with the effectiveness of the Second Amendment, the Company paid loan modification fees of $0.5 million. These deferred finance fees are netted against the Term Loan on the Consolidated Balance Sheets and amortized to interest expense on the Consolidated Statement of Operations.

As of December 31, 2016 and December 31, 2015, the Company had $44.3 million and $44.7 million outstanding under the Term Loan; offset by $2.3 million and $2.5 million of deferred finance fees, respectively.

Index
(b) The Company completed a sale and a leaseback of four facilities on December 28, 2001. The Company retained a continuing involvement in the lease and, as a result, the Company was prohibited from utilizing sale-leaseback accounting. Accordingly, the Company had treated this transaction as a finance lease. In January 2016, the lease was amended to cure certain provisions related to continuing involvement and, as a consequence, achieved sales treatment. In the first quarter of 2016, the lease was converted to an operating lease and rent payments are included in educational, services and facilities expense in the Consolidated Statement of Operations. In addition, the finance obligation, net of land and buildings, was amortized on the straight-line basis through December 31, 2016.

(c) In 2009, the Company assumed a real estate capital lease for a property located in Fern Park, Florida having a term continuing through October 31, 2032. In February 2015, the Company’s Board of Directors approved a plan to cease operations of its school located at the Fern Park, Florida property, which school closed in the first quarter of 2016. In connection with the closure of the school the Company paid a $2.8 million lease termination fee to the landlord in connection with the amendment and early termination of the 2009 lease agreement. The amended lease agreement subsequently expired on April 10, 2016.

In December 2015, the Company’s Board of Directors approved a plan to cease operations at the Hartford, Connecticut school which closed in the fourth quarter of 2016. In connection therewith, the Company paid a $5 million lease termination fee to its landlord in connection with the early termination of a lease agreement under which the Company leased property in Hartford, Connecticut for a term continuing through July 31, 2031.

(d) On April 12, 2016, the Company entered into a credit agreement (the “L/C Agreement”) with Sterling National Bank (“Sterling”) under which Sterling has agreed to issue letters of credit from time to time at 100% margin against available funds in a cash collateral account maintained by the Company at Sterling. The maximum availability under the L/C Agreement is $9.5 million. The Company will pay Sterling a letter of credit fee equal to 1.75% on the daily amount available to be drawn under each outstanding letter of credit, which fee is payable in quarterly installments in arrears. The L/C Agreement matures on April 1, 2017 and replaces a letter of credit facility with a prior lender. The L/C Agreement contains representations, warranties, affirmative and negative covenants and events of default customary for facilities of this type. As of December 31, 2016 there were letters of credit in the aggregate principal amount of $6.1 million outstanding under the L/C Agreement.

Scheduled maturities of long-term debt and lease obligations at December 31, 2016 are as follows:

Year ending December 31,
2017	$11,713
2018	3,427
2019	29,127
2020	-
2021	-
Thereafter	-
$44,267

9.	STOCKHOLDERS' EQUITY

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

On May 13, 2016, performance-based shares were granted which vest over two years on March 15, 2017 and March 15, 2018 based upon the attainment of a financial responsibility ratio during each fiscal year ending December 31, 2016 and 2017. There is no restriction on the right to vote or the right to receive dividends with respect to any of the restricted shares.

On June 2, 2014 and December 18, 2014, performance-based shares were granted which vest over three years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2015 and ending December 31, 2017 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2015 through 2017. There is no restriction on the right to vote or the right to receive dividends with respect to any of the restricted shares.

On April 29, 2013, performance-based shares were granted which vest over four years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2013 and ending December 31, 2016 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2013 through 2016. There is no restriction on the right to vote or the right to receive dividends with respect to any of the restricted shares.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders. The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date. There is no restriction on the right to vote or the right to receive dividends with respect to any of the restricted shares.

Index
In 2016, 2015 and 2014, the Company completed a net share settlement for 71,805, 85,740 and 144,983 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options. The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2016, 2015 and/or 2014, creating taxable income for the employee. At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or stock options to the Company. These transactions resulted in a decrease of approximately $0.2 million, $0.2 million and $0.4 million in 2016, 2015 and 2014, respectively, to equity as the cash payment of the taxes effectively was a repurchase of the restricted shares or stock options granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2014	925,819	$5.04
Granted	234,651	2.28
Cancelled	(354,462)	4.97
Vested	(355,514)	5.00
Nonvested restricted stock outstanding at December 31, 2015	450,494	3.69

Granted	1,105,487	1.67
Cancelled	(76,200)	2.98
Vested	(336,182)	3.33
Nonvested restricted stock outstanding at December 31, 2016	1,143,599	1.89

The restricted stock expense for each of the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $1.1 million and $2.5 million, respectively. The unrecognized restricted stock expense as of December 31, 2016 and 2015 was $1.5 million and $1.3 million, respectively. As of December 31, 2016, unrecognized restricted stock expense will be expensed over the weighted-average period of approximately 1.9 years. As of December 31, 2016, outstanding restricted shares under the LTIP had an aggregate intrinsic value of $2.2 million. For the year ended December 31, 2016, 26,200 shares were cancelled as the performance criteria was not met.

Stock Options

During 2016, 2015 and 2014 there were no new stock option grants. The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2013	547,125	$14.73	4.56 years	$-
Cancelled	(122,958)	18.49		-

Outstanding December 31, 2014	424,167	13.65	4.18 years	-
Cancelled	(178,000)	15.20		-

Outstanding December 31, 2015	246,167	12.52	3.98 years	-
Cancelled	(28,000)	15.76

Outstanding December 31, 2016	218,167	12.11	3.33 years	-

Vested or expected to vest as of December 31, 2016	218,167	12.11	3.33 years	-

Exercisable as of December 31, 2016	218,167	12.11	3.33 years	-

As of December 31, 2016, there are no unrecognized pre-tax compensation expense for unvested stock option awards.

Index
The following table presents a summary of options outstanding at December 31, 2016:

	At December 31, 2016
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	165,167	3.35	$9.46	165,167	$9.46
$14.00-$19.99	22,000	2.84	19.98	22,000	19.98
$20.00-$25.00	31,000	3.59	20.62	31,000	20.62

	218,167	3.33	12.11	218,167	12.11

10.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2016	2015	2014
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$23,341	$24,299	$20,314
Service cost	28	28	23
Interest cost	888	884	892
Actuarial (gain) loss	(255)	(782)	4,149
Benefits paid	(1,086)	(1,088)	(1,079)
Benefit obligation at end of year	22,916	23,341	24,299

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	17,792	19,000	18,792
Actual return on plan assets	842	(120)	1,017
Employer contributions	-	-	270
Benefits paid	(1,086)	(1,088)	(1,079)
Fair value of plan assets-end of year	17,548	17,792	19,000

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(5,368)	$(5,549)	$(5,299)

For the year ended December 31, 2016, the actuarial gain of $0.3 million was due to the decrease in the discount rate from 3.94% to 3.81%.

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2016	2015	2014
Noncurrent liabilities	$(5,368)	$(5,549)	$(5,299)

Index
Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2016	2015	2014
Accumulated loss	$(8,467)	$(9,438)	$(9,833)
Deferred income taxes	2,366	2,366	2,366
Accumulated other comprehensive loss	$(6,101)	$(7,072)	$(7,467)

The accumulated benefit obligation was $22.9 million and $23.3 million at December 31, 2016 and 2015, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2016	2015	2014
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$28	$28	$23
Interest cost	888	884	892
Expected return on plan assets	(1,118)	(1,243)	(1,287)
Recognized net actuarial loss	991	976	513
Net periodic benefit cost	$789	$645	$141

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.9 million.

The following tables present plan assets using the fair value hierarchy as of December 31, 2016 and 2015. The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$8,509	$-	$-	$8,509
Fixed income	6,548	-	-	6,548
International equities	2,484	-	-	2,484
Cash and equivalents	7	-	-	7
Balance at December 31, 2016	$17,548	$-	$-	$17,548

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$8,473	$-	$-	$8,473
Fixed income	5,943	-	-	5,943
International equities	3,288	-	-	3,288
Cash and equivalents	88	-	-	88
Balance at December 31, 2015	$17,792	$-	$-	$17,792

Index
Fair value of total plan assets by major asset category as of December 31:

	2016	2015	2014
Equity securities	49%	48%	50%
Fixed income	37%	33%	32%
International equities	14%	19%	18%
Cash and equivalents	0%	0%	0%
Total	100%	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2016	2015	2014
Discount rate	3.81%	3.94%	3.66%
Rate of compensation increase	2.50%	2.50%	1.13%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2016	2015	2014
Discount rate	3.81%	3.94%	4.46%
Rate of compensation increase	2.50%	2.50%	1.13%
Long-term rate of return	6.25%	6.50%	7.00%

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

The Company does not expect to make contributions to the plan in 2017. However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was zero for the each of the years ended December 31, 2016 and 2015, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2017	$1,257
2018	1,323
2019	1,357
2020	1,369
2021	1,376
Years 2022-2026	7,039

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company may contribute an up to an additional 30% of the employee's contributed amount up to 6% of compensation. For the years ended December 31, 2016, 2015 and 2014, the Company's expense for the 401(k) plan amounted to $0.7 million, $0.7 million and $1.6 million, respectively.

Index
11.	INCOME TAXES

Components of the provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$-	$-	$-
State	200	242	200
Total	200	242	200

Deferred:
Federal	-	-	(1,420)
State	-	-	(259)
Total	-	-	(1,679)

Total provision (benefit)	$200	$242	$(1,479)

The components of the deferred tax assets are as follows:

	At December 31,
	2016	2015
Noncurrent deferred tax assets (liabilities)
Allowance for bad debts	$5,904	$5,617
Accrued rent	3,191	2,952
Accrued bonus	1,429	-
Accrued benefits	198	-
Stock-based compensation	557	498
Depreciation	20,372	14,941
Goodwill	1,959	(380)
Other intangibles	562	274
Pension plan liabilities	2,142	2,215
Net operating loss carryforwards	17,846	14,765
Sale leaseback-deferred gain	-	2,629
AMT credit	424	424
Total noncurrent deferred tax assets	54,584	43,935
Less valuation allowance	(54,584)	(43,935)
Noncurrent deferred tax assets, net of valuation allowance	$-	$-

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.

On the basis of this evaluation the Company believes it is not more likely than not that it will realize its net deferred tax assets. As a result, as of December 31, 2016 and 2015, the Company has recorded a valuation allowance of $54.6 million and $43.9 million, respectively, against its net deferred tax assets.

The difference between the actual tax provision and the tax provision that would result from the use of the Federal statutory rate is as follows:

	Year Ended December 31,
	2016		2015		2014
(Loss) gain from continuing operations before taxes	$(4,298)		$383		$(27,028)

Expected tax benefit	$(1,504)	35.0%	$134	35.0%	$(9,460)	35.0%
State tax benefit (net of federal)	200	(4.7)	242	63.2	(43)	0.2
Valuation allowance	1,394	(32.4)	(274)	(71.5)	7,876	(29.1)
Other	110	(2.6)	140	36.5	148	(0.6)
Total	$200	-4.7%	$242	63.2%	$(1,479)	5.5%

Index
As of December 31, 2016 and 2015, the Company has NOL carryforwards of $39.7 million and $32.6 million, respectively, which, if unused, will expire beginning in 2027 and ending in 2036. Utilization of the NOL carryforwards may be subject to a substantial limitation due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The following table summarizes the activity related to the Company’s uncertain tax positions:

Year Ended December 31,
	2016	2015	2014
Balance at January 1,	$-	$-	$-
Decrease for tax positions of prior years	-	-	-
Increase for tax positions of current year	-	-	-
Balance at December 31,	$-	$-	$-

As of December 31, 2016, 2015 and 2014, the Company no longer has any liability for uncertain tax positions.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal income tax examinations for years before 2014 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2011.

12.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Balance Sheets, are listed in the table below:

	December 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$21,064	$21,064	$-	$-	$21,064
Restricted cash	6,399	6,399	-	-	6,399
Prepaid expenses and other current assets	2,434	-	2,434	-	2,434
Noncurrent restricted cash	20,252	20,252	-	-	20,252

Financial Liabilities:
Accrued expenses	$12,815	$-	$12,815	$-	$12,815
Other short term liabilities	653	-	653	-	653
Term loan	44,267	-	40,687	-	40,687

Index
	December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$38,420	$38,420	$-	$-	$38,420
Restricted cash	7,362	7,362	-	-	7,362
Prepaid expenses and other current assets	2,710	-	2,710	-	2,710
Noncurrent restricted cash	15,259	15,259	-	-	15,259

Financial Liabilities:
Accrued expenses	$11,209	$-	$11,209	$-	$11,209
Other short term liabilities	686	-	686	-	686
Term loan	44,653	-	36,795	-	36,795

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

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  On November 3, 2015, the Board of Directors approved a plan for the divestiture of the Company’s schools included in the Healthcare and Other Professions business segment.  In December 2015, the Board of Directors approved a plan to cease operations of the school located in Hartford, Connecticut which closed in the fourth quarter of 2016.  Then, in the fourth quarter of 2016, the Board of Directors approved plans to cease operations at our schools in Henderson (Green Valley), Nevada, Center City Philadelphia, Pennsylvania, Northeast Philadelphia, Pennsylvania and West Palm Beach, Florida.  The Henderson, Nevada campus closed in the fourth quarter of 2016.  Divestiture of the Company’s Healthcare and Other Professions business segment marks a strategic shift in business strategy.  The results of operations of the 15 campuses included in Healthcare and Other Professions business segment are reflected as discontinued operations in the consolidated financial statements.  The Center City Philadelphia, Pennsylvania, Northeast Philadelphia, Pennsylvania and West Palm Beach, Florida campuses, which were previously included in the Healthcare and Other Professions segment are now included in the Transitional segment except the West Palm Beach, Florida properties which remain held-for-sale.  Implementation of the plan would result in the Company’s operations focused solely on the Transportation and Skilled Trades segment.

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

Our reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment which have been determined based on a method by which we evaluate performance and allocate resources.  Our operating segments have been aggregated into two reportable segments because, in our judgment, the operating segments have similar services, types of customers, regulatory environment and economic characteristics.  Our reportable segments are described below.

Transportation and Skilled Trades – Transportation and Skilled Trades offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Transitional – Transitional refers to operations that are being phased out and consists of our campuses that are currently being taught out. These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study. These schools are no longer enrolling new students. During the year ended December 31, 2016 the Company had announced the closing of our Northeast Philadelphia, Pennsylvania; Center City, Pennsylvania; and West Palm Beach, Florida facilities. These schools are expected to be fully taught out on August 31, 2017, August 31, 2017, and September 30, 2017 respectively. In the first quarter of 2016, we had completed the teach-out of our Fern Park, Florida campus.

Index
We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Year Ended December 31,
	Revenue						Operating (Loss) Income
	2016	% of Total	2015	% of Total	2014	% of Total	2016	2015	2014
Transportation and Skilled Trades	$177,882	90.3%	$183,821	88.3%	$188,669	86.5%	$21,278	$26,778	$19,519
Transitional	19,028	9.7%	24,435	11.7%	29,371	13.5%	(6,334)	(1,689)	(19,814)
Corporate	-	0.0%	-	0.0%	-	0.0%	(20,107)	(19,140)	(23,364)
Total	$196,910	100%	$208,256	100%	$218,040	100%	$(5,163)	$5,949	$(23,659)

	Total Assets
	December 31, 2016	December 31, 2015
Transportation and Skilled Trades	$83,320	$90,045
Transitional	1,594	4,492
Corporate	53,507	68,844
Discontinued Operations	24,786	44,369
Total	$163,207	$207,750

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2030 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Credit Agreement	Operating Leases
2017	$16,048	$21,428
2018	6,881	19,132
2019	30,958	16,521
2020	-	12,439
2021	-	7,202
Thereafter	-	20,484
	53,887	97,206
Less amount representing interest	(9,620)	-
	$44,267	$97,206

Rent expense, included in operating expenses in the accompanying consolidated statements of operations for the three years ended December 31, 2016, 2015 and 2014 is $12.0 million, $10.9 million and $11.1 million, respectively.

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

Student Loans—At December 31, 2016, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $30.0 million.

Vendor Relationship—The Company is party to an agreement with Matco Tools (“Matco”), which expires on July 31, 2019. The Company has agreed to grant Matco exclusive access to 12 campuses and its students and instructors. This exclusivity includes but is not limited to, all other tool manufacturers and/or tool distributors, by whatever means, during the term of the agreement. Under the agreement, the Company will be provided, on an advance commission basis, credits which are redeemable in branded tools, tools storage, equipment, and diagnostics products over the term of the contract.

The Company is party to an agreement with Snap-on Industrial (“Snap-on”), which expires on December 31, 2018. The Company has agreed to grant Snap-on exclusive rights to one automotive campus to display advertising and supply certain tools. The Company earns credits that are redeemable for certain tools and equipment based on the sales to students and to the Company.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $3.1 million at December 31, 2016.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2016, the Company has posted surety bonds in the total amount of approximately $14.3 million.

15.	RELATED PARTY

The Company has an agreement with MATCO Tools, whereby MATCO will provide to the Company, on an advance commission basis, credits in MATCO-branded tools, tool storage, equipment, and diagnostics products. The CEO of the parent company of MATCO is considered an immediate family member of one of the Company’s board members. The Company’s purchases from this third party were $1.0 million for the year ended December 31, 2016. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

Index
16.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables have been updated to reflect changes in discontinued operations. Quarterly financial information for 2016 and 2015 is as follows:

	Quarter
2016	First	Second	Third	Fourth

Revenue	$47,423	$46,263	$52,877	$50,348
(Loss) income from continuing operations	(4,638)	(1,642)	1,697	84
(Loss) income from discontinued operations	(1,430)	(1,496)	(2,168)	(18,711)
Loss income	(6,068)	(3,138)	(471)	(18,627)
Basic
(Loss) earnings per share from continuing operations	$(0.20)	$(0.07)	$0.07	$0.00
(Loss) earnings per share from discontinued operations	(0.06)	(0.06)	(0.09)	(0.79)
Net (loss) earnings per share	$(0.26)	$(0.13)	$(0.02)	$(0.79)
Diluted
(Loss) earnings per share from continuing operations	$(0.20)	$(0.07)	$0.07	$0.00
(Loss) earnings per share from discontinued operations	(0.06)	(0.06)	(0.09)	(0.76)
Net (loss) earnings per share	$(0.26)	$(0.13)	$(0.02)	$(0.76)

Weighted average number of common shares outstanding:
Basic	23,351	23,448	23,499	23,514
Diluted	23,351	23,448	24,680	24,602

	Quarter
2015	First	Second	Third	Fourth

Revenue	$51,345	$48,607	$55,752	$52,552
(Loss) income from continuing operations	(4,786)	(4,169)	5,217	3,878
(Loss) income from discontinued operations	(2,097)	(3,436)	(2,636)	4,679
Net (loss) income	(6,883)	(7,605)	2,581	8,557
Basic
(Loss) earnings per share from continuing operations	$(0.21)	$(0.18)	$0.22	$0.17
(Loss) earnings per share from discontinued operations	(0.09)	(0.15)	(0.11)	0.20
Net (loss) earnings per share	$(0.30)	$(0.33)	$0.11	$0.37
Diluted
(Loss) earnings per share from continuing operations	$(0.21)	$(0.18)	$0.22	$0.17
(Loss) earnings per share from discontinued operations	(0.09)	(0.15)	(0.11)	0.20
Net (loss) earnings per share	$(0.30)	$(0.33)	$0.11	$0.37

Weighted average number of common shares outstanding:
Basic	23,056	23,132	23,230	23,247
Diluted	23,056	23,132	23,270	23,347

17.	DIVIDENDS

During 2014, the Board of Directors declared cash dividends of $0.18 per share of common stock outstanding. On February 27, 2015, the Board of Directors discontinued the quarterly cash dividend.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands, continuing and discontinued operations)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2016 Student receivable allowance	$14,074	$14,592	$(13,872)	$14,794
December 31, 2015 Student receivable allowance	$14,849	$13,583	$(14,358)	$14,074
December 31, 2014 Student receivable allowance	$14,769	$15,500	$(15,420)	$14,849

Index
Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1).

3.2	By-laws of the Company (2).

4.1
Management Stockholders Agreement, dated as of January 1, 2002, by and among Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Stockholders and other holders of options under the Management Stock Option Plan listed therein (3).

4.2
Assumption Agreement and First Amendment to Management Stockholders Agreement, dated as of December 20, 2007, by and among Lincoln Educational Services Corporation, Lincoln Technical Institute, Inc., Back to School Acquisition, L.L.C. and the Management Investors parties therein (4).

4.3	Registration Rights Agreement, dated as of June 27, 2005, between the Company and Back to School Acquisition, L.L.C. (2).

4.4	Specimen Stock Certificate evidencing shares of common stock (5).

10.1
Credit Agreement, dated as of July 31, 2015, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (6).

10.2
First Amendment to Credit Agreement, dated as of December 31, 2015, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders and Collateral Agents party thereto, and HPF Service, LLC, as Administrative Agent (7).

10.3
Second Amendment to Credit Agreement, dated as of February 29, 2016, among Lincoln Educational Services Corporation and its wholly-owned subsidiaries, the Lenders party thereto, and HPF Service, LLC, as Administrative Agent and Tranche A Collateral Agent (8).

10.4	Credit Agreement, dated as of April 12, 2016, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (9).

10.5	Purchase and Sale Agreement, dated as of July 1, 2016, between New England Institute of Technology at Palm Beach, Inc. and School Property Development Metrocentre, LLC (10).

10.6	Separation and Release Agreement, dated as of May 5, 2015, between the Company and Shaun E. McAlmont (11).

10.7	Employment Agreement, dated as of January 30, 2015, between the Company and Scott M. Shaw (12).

10.8	Employment Agreement, dated as of August 31, 2015, between the Company and Scott M. Shaw (13).

10.9	Employment Agreement, dated as of August 23, 2016, between the Company and Scott M. Shaw (14)

10.10	Employment Agreement, dated as of June 2, 2014, between the Company and Kenneth M. Swisstack (15).

10.11	Amendment to Employment Agreement, dated as of March 12, 2015, between the Company and Kenneth M. Swisstack. (16)

10.12	Separation and Release Agreement, dated as of January 15, 2016, between the Company and Kenneth M. Swisstack (17).

10.13	Employment Agreement, dated as of March 12, 2015, between the Company and Brian K. Meyers (16).

10.14	Employment Agreement, dated as of August 23, 2016, between the Company and Brian K. Meyers (14).

10.15*	Change in Control Agreement, dated August 31, 2016, between the Company and Deborah Ramentol.

10.16	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (18).

10.17	Lincoln Educational Services Corporation Amended and Restated 2005 Non-Employee Directors Restricted Stock Plan (19).

Index
10.18	Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (3).

10.19	Lincoln Technical Institute Management Stock Option Plan, effective January 1, 2002 (3).

10.20	Form of Stock Option Agreement, dated January 1, 2002, between Lincoln Technical Institute, Inc. and certain participants (3).

10.21	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (20).

10.22	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (21).

10.23	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (16).

10.24	Management Stock Subscription Agreement, dated January 1, 2002, among Lincoln Technical Institute, Inc. and certain management investors (3).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page of this Form 10-K).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

(2)	Incorporated by reference to the Company’s Form 8-K filed June 28, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed March 29, 2005.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-148406) filed December 28, 2007.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 21, 2005.

(6)	Incorporated by reference to the Company’s Form 8-K filed August 5, 2015.

(7)	Incorporated by reference to the Company’s Form 8-K filed January 7, 2016.

(8)	Incorporated by reference to the Company’s Form 8-K filed March 4, 2016.

(9)	Incorporated by reference to the Company’s Form 8-K filed April 18, 2016.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2016.

(11)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2015.

Index
(12)	Incorporated by reference to the Company’s Form 8-K filed February 5, 2015.

(13)	Incorporated by reference to the Company’s Form 8-K filed September 3, 2015.

(14)	Incorporated by reference to the Company’s Form 8-K filed August 25, 2016.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014.

(16)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2014.

(17)	Incorporated by reference to the Company’s Form 8-K filed January 22, 2016.

(18)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2013.

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-211213) filed May 6, 2016.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(22)	Incorporated by reference to the Company’s Form 8-K filed May 5, 2011.

*	Filed herewith.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934