Form 10-Q
period 2017-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2017-05-15
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 11, 2017, there were 24,719,055 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,707	$21,064
Restricted cash	11,189	6,399
Accounts receivable, less allowance of $12,839 and $12,375 at March 31, 2017 and December 31, 2016, respectively	17,386	15,383
Inventories	1,668	1,687
Prepaid income taxes and income taxes receivable	213	262
Assets held for sale	16,820	16,847
Prepaid expenses and other current assets	3,353	2,894
Total current assets	59,336	64,536

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $159,237 and $157,152 at March 31, 2017 and December 31, 2016, respectively	55,056	55,445

OTHER ASSETS:
Noncurrent restricted cash	-	20,252
Noncurrent receivables, less allowance of $1,220 and $977 at March 31, 2017 and December 31, 2016, respectively	6,826	7,323
Goodwill	14,536	14,536
Other assets, net	1,155	1,115
Total other assets	22,517	43,226
TOTAL	$136,909	$163,207

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	March 31, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement and term loan	$5,000	$11,713
Unearned tuition	23,167	24,778
Accounts payable	10,574	13,748
Accrued expenses	17,725	15,368
Other short-term liabilities	627	653
Total current liabilities	57,093	66,260

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	24,156	30,244
Pension plan liabilities	5,323	5,368
Accrued rent	5,549	5,666
Other long-term liabilities	639	743
Total liabilities	92,760	108,281

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2017 and December 31, 2016; issued and outstanding: 30,498,388 shares at March 31, 2017 and 30,685,017 shares at December 31, 2016	141,377	141,377
Additional paid-in capital	28,486	28,554
Treasury stock at cost - 5,910,541 shares at March 31, 2017 and December 31, 2016	(82,860)	(82,860)
Accumulated deficit	(36,973)	(26,044)
Accumulated other comprehensive loss	(5,881)	(6,101)
Total stockholders' equity	44,149	54,926
TOTAL	$136,909	$163,207

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUE	$65,279	$70,644
COSTS AND EXPENSES:
Educational services and facilities	32,709	37,122
Selling, general and administrative	38,324	40,155
Gain on sale of assets	(26)	(389)
Total costs & expenses	71,007	76,888
OPERATING LOSS	(5,728)	(6,244)
OTHER:
Interest income	31	64
Interest expense	(5,182)	(1,591)
Other income	-	1,753
LOSS BEFORE INCOME TAXES	(10,879)	(6,018)
PROVISION FOR INCOME TAXES	50	50
NET LOSS	$(10,929)	$(6,068)
Basic
Net loss per share	$(0.46)	$(0.26)
Diluted
Net loss per share	$(0.46)	$(0.26)
Weighted average number of common shares outstanding:
Basic	23,609	23,351
Diluted	23,609	23,351

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(10,929)	$(6,068)
Other comprehensive income
Employee pension plan adjustments	220	222
Comprehensive loss	$(10,709)	$(5,846)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2017	30,685,017	$141,377	$28,554	$(82,860)	$(26,044)	$(6,101)	$54,926
Net loss	-	-	-	-	(10,929)	-	(10,929)
Employee pension plan adjustments	-	-	-	-	-	220	220
Stock-based compensation expense
Restricted stock	(2,398)	-	361	-	-	-	361
Net share settlement for equity-based compensation	(184,231)	-	(429)	-	-	-	(429)
BALANCE - March 31, 2017	30,498,388	$141,377	$28,486	$(82,860)	$(36,973)	$(5,881)	$44,149

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2016	29,727,555	$141,377	$27,292	$(82,860)	$2,260	$(7,072)	$80,997
Net loss	-	-	-	-	(6,068)	-	(6,068)
Employee pension plan adjustments	-	-	-	-	-	222	222
Stock-based compensation expense
Restricted stock	(26,200)	-	373	-	-	-	373
Net share settlement for equity-based compensation	(35,278)	-	(101)	-	-	-	(101)
BALANCE - March 31, 2016	29,666,077	$141,377	$27,564	$(82,860)	$(3,808)	$(6,850)	$75,423

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,929)	$(6,068)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,153	3,427
Amortization of deferred finance charges	149	215
Write-off of deferred finance charges	2,161	-
Gain on disposition of assets	(26)	(391)
Gain on capital lease termination	-	(1,677)
Fixed asset donation	(18)	(58)
Provision for doubtful accounts	3,130	3,300
Stock-based compensation expense	361	373
Deferred rent	55	(212)
(Increase) decrease in assets:
Accounts receivable	(4,636)	(4,734)
Inventories	19	(29)
Prepaid income taxes and income taxes receivable	49	19
Prepaid expenses and current assets	(462)	(570)
Other assets, net	(888)	(444)
Increase (decrease) in liabilities:
Accounts payable	(3,211)	208
Accrued expenses	2,185	2,738
Unearned tuition	(1,611)	(5,035)
Other liabilities	45	(231)
Total adjustments	(545)	(3,101)
Net cash used in operating activities	(11,474)	(9,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(832)	(501)
Restricted cash	210	-
Proceeds from sale of property and equipment	26	428
Net cash used in investing activities	(596)	(73)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(44,266)	(386)
Proceeds from borrowings	30,000	-
Reclassifications of payments of borrowings from restricted cash	20,252	-
Proceeds of borrowings from restricted cash	(5,000)	(5,016)
Payment of deferred finance fees	(844)	(645)
Net share settlement for equity-based compensation	(429)	(101)
Principal payments under capital lease obligations	-	(2,864)
Net cash used in financing activities	(287)	(9,012)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,357)	(18,254)
CASH AND CASH EQUIVALENTS—Beginning of period	21,064	38,420
CASH AND CASH EQUIVALENTS—End of period	$8,707	$20,166

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,523	$1,473
Income taxes	$150	$78
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,048	$602

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
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

In the first quarter of 2015, we reorganized our operations into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional which refers to businesses that have been or are currently being taught out.  In November 2015, the Board of Directors approved a plan for the Company to divest the schools included in the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. When the decision was first made by the Board of Directors to divest HOPS, 18 campuses were operating in this segment.  By the end of 2017, we will have strategically closed seven underperforming campuses leaving a total of eleven campuses remaining under HOPS.   The Company believes that the closures and planned closures of the aforementioned campuses has positioned this segment and the Company to be more profitable going forward as well as maximizing returns for the Company’s shareholders.

The combination of several factors, including the inability of the prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS operations, the closure of seven underperforming campuses and the change in Federal government administration, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company now intends to retain the HOPS segment.  The results of operations of the campuses included in the HOPS business segment are reflected as continuing operations in the consolidated financial statements.

In the fourth quarter of 2016, the Company completed the teach-out of its Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.  Also in 2016, the Company announced the closing of its Northeast Philadelphia, Pennsylvania, Center City, Pennsylvania and West Palm Beach, Florida facilities, each of which is expected to be fully taught out and closed during 2017.  In addition, in March 2017, the Board of Directors approved a plan to not renew the leases at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools, which are being taught-out and expected to be closed in December 2017, are included in the Transitional segment as of March 31, 2017.

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At March 31, 2017, the Company’s sources of cash primarily included cash and cash equivalents of $19.9 million (of which $11.2 million is restricted). The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

Index
In addition to the current sources of capital discussed above that provide short term liquidity, the Company plans to sell our three West Palm Beach, Florida properties and associated assets, which are currently classified as held for sale and are expected to be sold within one year from the date of classification.  On March 14, 2017, the Company entered into a purchase and sale agreement with Tambone Companies, LLC, pursuant to which the Company has agreed to sell two of the three properties (the “West Palm Beach Property”) for a cash purchase price of $16.3 million.  The purchase and sale agreement is, among other things, subject to customary closing conditions but the Company expects to close on the transaction in the third quarter of 2017.  On April 28, 2017, subsequent to the end of the fiscal quarter ended March 31, 2017, the Company obtained from its lender, Sterling National Bank, an $8 million bridge term loan secured by the West Palm Beach Property.  The bridge loan must be repaid upon the earlier of the sale of the West Palm Beach Property or October 1, 2017.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2016 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2017.

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

New Accounting Pronouncements – In March 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of comprehensive income separately from the service cost component and outside a subtotal of operating income. The ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this update on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 provides amendments to Accounting Standards Code (“ASC”) No. 350, “Intangibles - Goodwill and Other” (“ASC 350”), which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted.  After assessing the implications of this update, the Company does not expect a material impact.

The FASB has recently issued several amendments to the new standard on revenue recognition, ASU No. 2014-09, “Revenue from Contracts with Customers.” The amendments include ASU  No. 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations,” which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing,” which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures.

Index
The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt and, accordingly, we will adopt the new standard effective January 1, 2018. We currently plan to adopt using the modified retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information needed to assess the impact on prior period financial statements, as necessary. We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources to assist in the evaluation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While we continue to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of revenue. This standard could have a material impact on our consolidated financial statements but we do not know and cannot reasonably estimate the quantitative impact of the new standard on our financial statements at this time.

In November 2016, the FASB issued ASU No. 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments will be applied using a retrospective transition method to each period presented. The Company anticipates that the adoption will not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company anticipates that the adoption will not have a material impact on the Company’s consolidated financial statements.

The Company prospectively applied ASU 2016-09 to the condensed consolidated statement of operations for the recognition of tax benefits within the provision for taxes, which previously would have been recorded to additional paid-in capital. The impact for the three months ended March 31, 2017 was $0. In addition, the Company retrospectively recognized no tax benefits within operating activities within the condensed consolidated statements of cash flow for the three months ended March 31, 2017 and 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statements of cash flows, since such cash flows have historically been presented in financing activities. The treatment of forfeitures has not changed as the Company is electing to continue the current process of estimating the number of forfeitures. There was no cumulative-effect adjustment required to retained earnings under the prospective method as of the beginning of the year because all tax benefits had been previously recognized when the tax deductions related to stock compensation were utilized to reduce tax payable. The Company is not recording deferred tax assets or tax losses as the result of the adoption of ASU 2016-09.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of income. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the update will have on our results of operations, financial condition and financial statement disclosures.

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

Index
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2017 and 2016, the Company did not have any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Basic shares outstanding	23,609,308	23,351,192
Dilutive effect of stock options	-	-
Diluted shares outstanding	23,609,308	23,351,192

For the three months ended March 31, 2017 and 2016, options to acquire 631,927 and 220,194 shares were excluded from the above table because the Company reported a net loss for each quarter and, therefore, their impact on reported loss per share would have been antidilutive.  For the three months ended March 31, 2017 and 2016, options to acquire 180,667 and 316,525 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported income (loss) per share would have been antidilutive.

3.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the three months ended March 31, 2017 and 2016.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.   The Company concluded that, as of March 31, 2017 and 2016, there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at March 31, 2017 and 2016 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2017	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2017	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2016	$117,176	$(93,881)	$23,295
Adjustments	-	-	-
Balance as of March 31, 2016	$117,176	$(93,881)	$23,295

As of March 31, 2017, the goodwill balance is related to the Transportation and Skilled Trades segment.  As of March 31, 2016, the goodwill balance consists of $14.5 million related to the Transportation and Skilled Trades segment and $8.8 million related to the Healthcare and Other Professions segment.

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

Curriculum
Gross carrying amount at December 31, 2016	$160
Adjustments	-
Gross carrying amount at March 31, 2017	160

Accumulated amortization at December 31, 2016	128
Amortization	3
Accumulated amortization at March 31, 2017	131

Net carrying amount at March 31, 2017	$29

Weighted average amortization period (years)	10

Amortization of intangible assets was less than $0.1 million for each of the three months ended March 31, 2017 and 2016.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2017	$13
2018	16
$29

Index
4.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	March 31, 2017	December 31, 2016
Credit agreement (a)	$29,156	$-
Term loan (a)	-	44,267
	29,156	44,267
Less current maturities	(5,000)	(11,713)
	$24,156	$32,554

(a) On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  The Credit Facility consists of (a) a $30 million loan facility (“Facility 1”), which is comprised of a $25 million revolving loan designated as “Tranche A” and a $5 million non-revolving loan designated as “Tranche B” and (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million.  The Credit Facility replaces a term loan facility (the “Prior Credit Facility”) from a lender group led by HPF Service, LLC, which was repaid and terminated concurrently with the effectiveness of the Credit Facility.  The term of the Credit Facility is 38 months, maturing on May 31, 2020.

The Credit Facility is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company as well as mortgages on four parcels of real property owned by the Company in Connecticut, Colorado, Tennessee and Texas at which four of the Company’s schools are located.

At the closing, the Company drew $25 million under Tranche A of Facility 1, which, pursuant to the terms of the Credit Agreement, was used to repay the prior Credit Facility and to pay transaction costs associated with closing the Credit Facility.  After the disbursements of such amounts, the Company retained approximately $1.8 million of the borrowed amount for working capital purposes.

Also, at closing, $5 million was drawn under Tranche B and, pursuant to the terms of the Credit Agreement, was deposited into an interest-bearing pledged account (the “Pledged Account”) in the name of the Company maintained at the Bank in order to secure payment obligations of the Company with respect to the costs of remediation of any environmental contamination discovered at certain of the mortgaged properties upon completion of environmental studies undertaken at such properties.  Pursuant to the terms of the Credit Agreement, funds will be released from the Pledged Account upon request by the Company to reimburse the Company for costs incurred for environmental remediation, if required.  Upon the completion of any such environmental remediation or upon determination that no environmental remediation is necessary, funds remaining in the Pledged Account will be released from the Pledged Account and applied to the outstanding principal balance of Tranche B and availability under Tranche B will be permanently reduced to zero and, accordingly, the maximum principal amount of Facility 1 will be permanently reduced to $25 million.

Pursuant to the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through draws from Facility 1 or other available cash of the Company.

Accrued interest on each revolving loan will be payable monthly in arrears.  Revolving loans under Tranche A of Facility 1 will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  The amount borrowed under Tranche B of Facility 1 and revolving loans under Facility 2 will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

Each issuance of a letter of credit under Facility 2 will require the payment of a letter of credit fee to the Bank equal to a rate per annum of 1.75% on the daily amount available to be drawn under the letter of credit, which fee shall be payable in quarterly installments in arrears.  Letters of credit totaling $6.2 million that were outstanding under a $9.5 million letter of credit facility previously provided to the Company by the Bank, which letter of credit facility was set to mature on April 1, 2017, are treated as letters of credit under Facility 2.

Under the terms of the Credit Agreement, the Bank receives an unused facility fee on the average daily unused balance of Facility 1 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.  In addition, the Company is required to maintain, on deposit with the Bank in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances.  If in any quarter the required average aggregate account balance is not maintained, the Company is required to pay the Bank a fee of $12,500 for that quarter.  Under the terms of the Credit Agreement, in the event that the Company terminates the Credit Facility or refinances with another lender within 18 months of closing, the Company shall be required to pay the Bank a breakage fee of $500,000.

Index
In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss commencing December 31, 2018 and require a minimum adjusted EBITDA and a minimum tangible net worth which is an annual covenant, as well as events of default customary for facilities of this type.  As of March 31, 2017, the Company is in compliance with all covenants.

In connection with the Credit Agreement, the Company paid the Bank an origination fee in the amount of $250,000 and other fees and reimbursements that are customary for facilities of this type.

The Company incurred an early termination premium of approximately $1.8 million in connection with the termination of the Prior Credit Facility.

As of March 31, 2017, the Company had $30 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of December 31, 2016, the Company had $44.3 million outstanding under the Prior Credit Facility; offset by $2.3 million of deferred finance fees which were written-off.  As of March 31, 2017 and December 31, 2016 there were letters of credit in the aggregate principal amount of $6.2 million outstanding, respectively.  As of March 31, 2017, there are no outstanding amounts under Facility 2.

Scheduled maturities of long-term debt and lease obligations at March 31, 2017 are as follows:

Year ending December 31,
2017	$5,000
2018	-
2019	-
2020	25,000
$30,000

5.	STOCKHOLDERS’ EQUITY

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

On May 13, 2016 and January 16, 2017, performance-based shares were granted which vest on March 15, 2017 and March 15, 2018 based upon the attainment of a financial responsibility ratio during each fiscal year ending December 31, 2016 and 2017.  There is no restriction on the right to vote or the right to receive dividends with respect to any of the restricted shares.

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

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest on the first anniversary of the grant date.  There is no vesting period on the right to vote or the right to receive dividends on these restricted shares.

For the three months ended March 31, 2017 and 2016, the Company completed a net share settlement for 184,231 and 35,278 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employee during 2017 and/or 2016, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.4 million and $0.1 million for each of the three months ended March 31, 2017 and 2016, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2016	1,143,599	$1.89
Granted	50,000	1.94
Canceled	(52,398)	5.63
Vested	(469,643)	1.63

Nonvested restricted stock outstanding at March 31, 2017	671,558	1.78

The restricted stock expense for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.4 million, respectively.  The unrecognized restricted stock expense as of March 31, 2017 and December 31, 2016 was $0.8 million and $1.5 million, respectively.  As of March 31, 2017, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.9 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	218,167	$12.11	3.33 years	$-
Canceled	(37,500)	11.96		-

Outstanding at March 31, 2017	180,667	12.14	3.74 years	-

Vested or expected to vest	180,667	12.14	3.74 years	-

Exercisable as of March 31, 2017	180,667	12.14	3.74 years	-

As of March 31, 2017, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At March 31, 2017
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	127,667	4.03	$8.73	127,667	$8.73
$14.00-$19.99	22,000	2.59	19.98	22,000	19.98
$20.00-$25.00	31,000	3.35	20.62	31,000	20.62

	180,667	3.74	12.14	180,667	12.14

Index
6.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2017 and 2016 was $0.1 million, or 0.5% of pretax loss, and $0.1 million, or 0.8% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a full valuation allowance on its net deferred tax assets as of March 31, 2017.

7.	CONTINGENCIES

In the ordinary conduct of its business, the Company is subject to certain other lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceedings to which it is a party will have a material adverse effect on the Company’s business, financial condition, and results of operations or cash flows.

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

8.	SEGMENTS

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  In 2016, the Company ceased operations in Hartford, Connecticut; Fern Park, Florida; and Henderson (Green Valley), Nevada. In the fourth quarter of 2016, the Board of Directors approved plans to cease operations at our schools in Center City Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; and West Palm Beach, Florida.  Each of these schools is expected to close in 2017.  In addition, in March 2017 the Board of Directors approved plans to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts which are expected to close in the fourth quarter of 2017.  These schools, which were previously included in the Healthcare and Other Professions segment, are now included in the Transitional segment.

In the past, we offered any combination of programs at any campus.  We have changed our focus to program offerings that create greater differentiation among campuses and attain excellence to attract more students and gain market share.  Also, strategically, we began offering continuing education training to employers who hire our students and this is best achieved at campuses focused on their profession.

We currently operate in three reportable segments: a) Transportation and Skilled Trades b) Healthcare and Other Professions and c) Transitional.  Our reportable segments represent a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment which have been determined based on a method by which we evaluate performance and allocate resources.  Our operating segments have been aggregated into three reportable segments because, in our judgment, the operating segments have similar services, types of customers, regulatory environment and economic characteristics.  Our reportable segments are described below.

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

Transitional – Transitional refers to operations that are being phased out or closed and our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  During the year ended December 31, 2016, the Company announced the closings of our Northeast Philadelphia, Pennsylvania; Center City, Pennsylvania and West Palm Beach, Florida facilities.  These schools are expected to be fully taught out on August 31, 2017, August 31, 2017 and September 30, 2017, respectively.  In the first quarter of 2016 we completed the teach-out of our Fern Park, Florida campus.  Also, in the fourth quarter of 2016, we completed the teach-out of our Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.  In addition, in March 2017, the Board of Directors approved a plan to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools are being taught-out and expected to be closed in December 2017.

Index
The Company continually evaluates all campuses for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location, the programs offered at the campus, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide the shareholders with the maximum return on their investment.  Campuses in the Transition segment have been subject to this process and have been strategically identified for closure.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
Transportation and Skilled Trades	$42,168	64.6%	$42,271	59.8%	$2,051	$3,367
Healthcare and Other Professions	18,836	28.9%	19,809	28.0%	162	1,755
Transitional	4,275	6.5%	8,564	12.1%	(569)	(3,640)
Corporate	-	0.0%	-	0.0%	(7,372)	(7,726)
Total	$65,279	100.0%	$70,644	100.0%	$(5,728)	$(6,244)

	Total Assets
	March 31, 2017	December 31, 2016
Transportation and Skilled Trades	$84,659	$83,320
Healthcare and Other Professions	7,461	7,506
Transitional	18,763	18,874
Corporate	26,026	53,507
Total	$136,909	$163,207

Index
9.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument, assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	At March 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$8,707	$8,707	$-	$-	$8,707
Restricted cash	11,189	11,189	-	-	11,189
Prepaid expenses and other current assets	3,353	-	3,353	-	3,353

Financial Liabilities:
Accrued expenses	$17,725	$-	$17,725	$-	$17,725
Other short term liabilities	627	-	627	-	627
Credit facility	29,156	-	29,156	-	29,156

The Credit Facility was effective as of March 31, 2017 so the fair value of the Credit Facility would equal the carrying amount as of March 31, 2017.

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

10.	RELATED PARTY

The Company has an agreement with MATCO Tools whereby MATCO will provide the Company, on an advance commission basis, credits in MATCO branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The Company’s payable balances from this third party was immaterial at March 31, 2017 and 2016. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

11.	SUBSEQUENT EVENTS

On April 28, 2017, the Company entered into a secured credit agreement with its existing lender, Sterling National Bank, pursuant to which the Company has obtained a short term loan in the principal amount of $8 million, the proceeds of which are to be used for working capital and general corporate purposes.  The loan bears interest at a rate per annum equal to the greater of the Bank’s prime rate plus 2.50% or 6.00%.

The loan is secured by property located in West Palm Beach, Florida at which schools operated by the Company are currently located.  The loan is payable interest only until its maturity, which will occur upon the earlier of October 1, 2017 and the date of the sale of the West Palm Beach, Florida property.  The Company has entered into a contract to sell the West Palm Beach, Florida property to Tambone Companies, LLC for a cash purchase price of $16.3 million.  The Company expects this sale to be completed in the third quarter of 2017.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto filed in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2016, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2016.

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

In the first quarter of 2015, we reorganized our operations into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional which refers to businesses that have been or are currently being taught out.  In November 2015, the Board of Directors approved a plan for the Company to divest the schools included in the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. When the decision was first made by the Board of Directors to divest HOPS, 18 campuses were operating in this segment.  By the end of 2017, we will have strategically closed seven underperforming campuses leaving a total of 11 campuses remaining under HOPS.   The Company believes that the closures and planned closures of the aforementioned campuses has positioned this segment and the Company to be more profitable going forward as well as maximizing returns for the Company’s shareholders.

The combination of several factors, including the inability of the prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS operations, the closure of 7 underperforming campuses and the change in Federal government administration, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company now intends to retain the HOPS segment.  The results of operations of the campuses included in the HOPS business segment are reflected as continuing operations in the consolidated financial statements.

In the fourth quarter of 2016, the Company completed the teach-out of its Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.  Also in 2016, the Company announced the closing of its Northeast Philadelphia, Pennsylvania, Center City, Pennsylvania and West Palm Beach, Florida facilities, each of which is expected to be fully taught out and closed during 2017.  In addition, in March 2017, the Board of Directors approved a plan to not renew the leases at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools, which are being taught-out and expected to be closed in December 2017, are included in the Transitional segment as of March 31, 2017.

Index
On March 14, 2017, the Company entered into a purchase and sale agreement with Tambone Companies, LLC, pursuant to which the Company has agreed to sell to Tambone Companies, LLC two of the three facilities it owns in West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”) for a cash purchase price of $16.3 million. The purchase and sale agreement is, among other things, subject to customary closing conditions.  The Company expects to close on the transaction in the third quarter of 2017. On April 28, 2017, subsequent to the end of the fiscal quarter ended March 31, 2017, the Company obtained from its lender, Sterling National Bank, an $8 million bridge term loan secured by the West Palm Beach Property.  The bridge loan must be repaid upon the earlier of the sale of the West Palm Beach Property or October 1, 2017.

On March 31, 2017, the Company entered into a new revolving credit facility with Sterling National Bank in the aggregate principal amount of up to $55 million, which consists of up to $50 million of revolving loans, including a $10 million sublimit for letters of credit, and an additional $5 million non-revolving loan.  The new credit facility requires that revolving loans in excess of $25 million and all letters of credit issued thereunder be cash collateralized dollar for dollar.  The proceeds of the $5 million non-revolving loan are held in a pledged account at Sterling National Bank as required by the terms of the new credit facility.  The new revolving credit facility replaces a term loan facility from a lender group led by HPF Service, LLC, which was repaid and terminated concurrently with the effectiveness of the new revolving credit facility.  The term of the new revolving credit facility is 38 months, maturing on May 31, 2020.  The new revolving credit facility is discussed in further detail under the heading “Liquidity and Capital Resources” below and in Note 4 to the condensed consolidated financial statements included in this report.

As of March 31, 2017, we had 11,258 students enrolled at 28 campuses in our programs.

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

Our bad debt expense as a percentage of revenue for the three months ended March 31, 2017 and 2016 was 4.8% and 5.0%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for each of the three months ended March 31, 2017 and 2016 would have resulted in an increase in bad debt expense of $0.7 million and $0.7 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students and our loan commitments.  Our loan commitments to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition.   We only extend credit to the extent there is a financing gap between the tuition charged for the program and the amount of grants, student loans and parental loans that each student receives and the availability of family contributions.  Each student’s funding requirements are unique.  Factors that determine the amount of aid available to a student are student status (whether they are dependent or independent students), Pell Grants awarded, Plus Loans awarded or denied to parents and family contributions. As a result, it is extremely difficult to predict the number of students that will need us to extend credit to them. Our tuition increases have ranged historically from 2% to 5% annually and have not meaningfully impacted overall funding requirements.

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

There was no goodwill impairment for the three months ended March 31, 2017 and 2016.

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

There was no long-lived asset impairment during the three months ended March 31, 2017 and 2016.

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
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2017 and 2016, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations for the Three Months Ended March 31, 2017

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	50.1%	52.5%
Selling, general and administrative	58.7%	56.8%
Gain on sale of assets	0.0%	-0.6%
Total costs and expenses	108.8%	108.8%
Operating loss	-8.8%	-8.8%
Interest expense, net	-7.9%	-2.2%
Other income	0.0%	2.5%
Loss from operations before income taxes	-16.7%	-8.5%
Provision for income taxes	0.1%	0.1%
Net Loss	-16.7%	-8.6%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Consolidated Results of Operations

Revenue.   Revenue decreased by $5.4 million, or 7.6%, to $65.3 million for the three months ended March 31, 2017 from $70.6 million for the prior year comparable period.  The decrease in revenue is mainly attributable to three factors, including: (a) the suspension of new student enrollments at campuses in our Transitional segment, which accounted for approximately 80% of the total revenue decline; (b) lower carry-in population, which was down by approximately 90 fewer students than we had on January 1, 2016 in our Healthcare and Other Professions segment; and (c) slight changes in our program mix in the Healthcare and Other Professions segment.

Total student starts decreased by 11.6% to approximately 2,900 from 3,200 for the three months ended March 31, 2017 as compared to the prior year comparable period largely due to the Transitional segment’s 71.2% decline.  The Transportation and Skilled Trades segment starts were up 3.9% quarter over quarter and Healthcare and Other Professions segment starts were down 10.1% for the three months ended March 31, 2017.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $4.4 million, or 11.9%, to $32.7 million for the three months ended March 31, 2017 from $37.1 million in the prior year comparable quarter.

Facilities expense decreased by $3.3 million, or 21.3%, primarily due to $2.9 million in savings from the closure of several campuses from the Transitional segment.

Instructional expenses decreased by $0.9 million, or 5.3%, due to the reduction in the number of instructors and other related costs resulting from the teach-out of several campuses in the Transitional segment.

Educational services and facilities expenses, as a percentage of revenue, decreased to 50.1% from 52.5% in the prior year comparable period.

Index
Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $1.8 million, or 4.6%, to $38.3 million for the three months ended March 31, 2017 from $40.2 million in the comparable quarter of 2016.  The decrease was primarily due to the Transitional segment, which accounted for approximately $3.3 million in costs savings as campuses in the segment prepare to close during this fiscal year.  Partially offsetting these costs savings are increased spending in marketing of $0.8 million and a $0.3 million increase in bad debt expense.  Bad debt expense as a percentage of revenue was 4.8% for the three months ended March 31, 2017 as compared to 5.0% in the prior year comparable period.  This decrease in bad debt was primarily attributable to the suspension of student starts and closures of campuses relating to the Transitional segment.  Excluding this segment, the Company’s bad debt as a percentage of revenue would have increased slightly quarter over quarter due to the timing of the collection of Title IV funds received during the three months ended March 31, 2017.

Sales and marketing expense decreased by $0.1 million, or 0.8%, primarily as a result of $0.4 million in reduced sales expense, partially offset by an increase in marketing spending of $0.3 million.  The decrease in sales expense is primarily the result of the suspension of new students at several campuses in the Transitional segment.  Increases in marketing expense are largely the result of additional spending in a strategic effort to reach more potential students, expand brand awareness and increase enrollments for our Transportation and Skilled Trades segment in addition to the Healthcare and Other Professions segment.

Student services expense decreased by $0.3 million, or 10.2%, due to the re-alignment of support services with lower levels of population.

As a percentage of revenues, selling, general and administrative expense increased to 58.7% for the three months ended March 31, 2017 from 56.8% in the comparable prior year period.

As of March 31, 2017, we had total outstanding loan commitments to our students of $41.1 million, as compared to $40.0 million at December 31, 2016.  Loan commitments, net of interest that would be due on the loans through maturity, were $30.6 million at March 31, 2017, as compared to $30.0 million at December 31, 2016.  The increase in loan commitments was due in part to the seasonality of the Company’s operations.  Students that miss the fall enrollments in the third and fourth quarter typically start in the first quarter of the new-year.  Student starts for the three months ended March 31, 2017 were 2,857, as compared to 1,900 as of December 31, 2016.

Gain on sale of fixed assets.    Gain on sale of fixed assets decreased by $0.4 million primarily as a result of the sale of certain of the Company’s assets during the three months ended March 31, 2016.

Net interest expense.    For the three months ended March 31, 2017, our net interest expense increased by $3.6 million to $5.2 million as compared to the prior year period.  This increase was primarily the result of the non-cash write-off of previously capitalized deferred finance fees related to our old credit facility of $2.2 million that were expensed as of March 31, 2017 related to the prior term loan facility upon the attainment of a new revolving credit facility from Sterling National Bank.  Additional costs of $1.7 million pertaining to early termination of the prior term loan facility were paid to the prior lender which contributed to the increase in interest expense.  See the further discussion of the new revolving credit facility under the heading “Liquidity and Capital Resources” below and in Note 4 to the condensed consolidated financial statements included in this report.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.5% of pretax loss, for the three months ended March 31, 2017, compared to $0.1 million, or 0.8% of pretax loss, in the prior year comparable period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these actions, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  In 2016, the Company ceased operations in Hartford, Connecticut; Fern Park, Florida; and Henderson (Green Valley), Nevada. In the fourth quarter of 2016, the Board of Directors approved plans to cease operations at our schools in Center City Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; and West Palm Beach, Florida.  Each of these schools is expected to close in 2017.  In addition, in March 2017, the Board of Directors approved plans to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts, which are expected to close in the fourth quarter of 2017.  These schools, which were previously included in the Healthcare and Other Professions segment, are now included in the Transitional segment.

In the past, we offered any combination of programs at any campus.  We have changed our focus to program offerings that create greater differentiation among campuses and attain excellence to attract more students and gain market share.  Also, strategically, we began offering continuing education training to employers who hire our students and this is best achieved at campuses focused on their profession.

Index
As a result of the regulatory environment, market forces and strategic decisions, we now operate our business in three reportable segments: a) Transportation and Skilled Trades; b) Healthcare and Other Professions; and c) Transitional.

Our reportable segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments have been aggregated into the three reportable segments described below.

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

Transitional – Transitional refers to operations that are being phased out or closed and consists of our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  In addition, in March 2017 the Board of Directors approved a plan to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools which are being taught-out and expected to be closed in December 2017.  During the year ended December 31, 2016 the Company had announced the closing of our Northeast Philadelphia, Pennsylvania, Center City, Pennsylvania and West Palm Beach, Florida facilities.  These schools are expected to be fully taught out on August 31, 2017, August 31, 2017, and September 30, 2017 respectively.  In the first quarter of 2016 we had completed the teach-out of our Fern Park, Florida campus.   In addition, in the fourth quarter of 2016 we had completed the teach-out of our Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.

The Company continually evaluates all campuses for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location, the programs offered at the campus, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide the shareholders with the maximum return on their investment.  Campuses in the Transition segment have been subject to this process and have been strategically identified for closure.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table present results for our three reportable segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	% Change
Revenue:
Transportation and Skilled Trades	$42,168	$42,271	-0.2%
Healthcare and Other Professions	18,836	19,809	-4.9%
Transitional	4,275	8,564	-50.1%
Total	$65,279	$70,644	-7.6%

Operating Income (Loss):
Transportation and Skilled Trades	$2,051	$3,367	-39.1%
Healthcare and Other Professions	162	1,755	-90.8%
Transitional	(569)	(3,640)	84.4%
Corporate	(7,372)	(7,726)	4.6%
Total	$(5,728)	$(6,244)	8.3%

Starts:
Transportation and Skilled Trades	1,724	1,660	3.9%
Healthcare and Other Professions	1,001	1,113	-10.1%
Transitional	132	458	-71.2%
Total	2,857	3,231	-11.6%

Average Population:
Transportation and Skilled Trades	6,573	6,553	0.3%
Healthcare and Other Professions	3,633	3,745	-3.0%
Transitional	884	1,593	-44.5%
Total	11,090	11,891	-6.7%

End of Period Population:
Transportation and Skilled Trades	6,729	6,684	0.7%
Healthcare and Other Professions	3,755	3,858	-2.7%
Transitional	774	1,560	-50.4%
Total	11,258	12,102	-7.0%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Transportation and Skilled Trades
Student start results increased by 3.9% to 1,724 from 1,660 for the three months ended March 31, 2017 as compared to the prior year comparable period.  The increase in student starts is a positive sign in terms of industry stabilization and management believes it is a direct result of increased marketing initiatives.

Operating income decreased by $1.3 million, or 39.1%, to $2.1 million from $3.4 million mainly driven by the following factors:

•
Revenue was $42.2 million for the three months ended March 31, 2017, as compared to $42.3 million in the prior year comparable quarter, and this segment started 2017 with approximately 100 more students than it had on January 1, 2016.  Revenue has remained essentially flat quarter over quarter mainly due to the underperformance of one campus.  This campus started 2017 with approximately 100 fewer students than on January 1, 2016. The lower carry-in population at the one campus has adversely impacted average population and ultimately revenue at this campus.  Management implemented changes during the fourth quarter of 2016, and as a result, student starts for the campus are up quarter over quarter.  Management believes the changes implemented will continue to yield positive results throughout 2017.

•
Educational services and facilities expense decreased by $0.3 million mainly due to a $0.7 million, or 7.9%, decrease in facilities expense due to lower depreciation caused by reduced spending on capital expenditures in combination with assets that fully depreciated during the three months ended March 31, 2017 as compared to the prior year comparable period.  Partially offsetting the reductions are increased spending on books and tools expenses and instructional expenses.

Index
•
Selling, general and administrative expenses increased by $1.5 million due to (a) a $0.8 million increase in marketing expense which was largely the result of additional spending in a strategic effort to reach more potential students, expand brand awareness, and increase enrollments; (b) a $0.3 million increase in bad debt expense due to the timing of the collection of Title IV funds received during the quarter; and (c) a $0.3 million increase in salaries and benefits expense.

Healthcare and Other Professions
Student start results decreased by 10.1% to 1,001 from 1,113 for the three months ended March 31, 2017 as compared to the prior year comparable period.

Operating income decreased by $1.6 million, or 90.8%, to $0.2 million from $1.8 million in the prior year comparable period mainly driven by the following factors:

•
Revenue decreased to $18.8 million for the three months ended March 31, 2017, as compared to $19.8 million in the prior year comparable quarter.  The decrease in revenue can mainly be attributable to starting 2017 with approximately 100 fewer students than on January 1, 2016.  The lower carry-in population has resulted in lower average student population, which was down 3.0% to 3,633 for the three months ended March 31, 2017 from 3,745 in the prior year comparable period.  Additionally, student starts were down 10.1% for the three months ended March 31, 2017 and average revenue per student was down 2.0% quarter over quarter.  The decrease in the revenue per student adversely impacted revenue and was primarily attributable to a shift in program mix.

•	Educational services and facilities expense remained essentially flat for the three months ended March 31, 2017 as compared to the prior year comparable period.
•
Selling general and administrative expenses increased by $0.7 million primarily resulting from a $0.5 million increase in marketing expense and a $0.2 million increase in administrative expenses primarily the result of increased bad debt.

Transitional

The following table lists the schools that are categorized in the Transitional Segment and their status as of March 31, 2017:

Campus	Date Closed	Date Scheduled to Close
Northeast Philadelphia, Pennsylvania	N/A	August 31, 2017
Center City Philadelphia, Pennsylvania	N/A	August 31, 2017
West Palm Beach, Florida	N/A	September 30, 2017
Brockton, Massachusetts	N/A	December 31, 2017
Lowell, Massachusetts	N/A	December 31, 2017
Fern Park, Florida	March 31, 2016	N/A
Hartford, Connecticut	December 31, 2016	N/A
Henderson (Green Valley), Nevada	December 31, 2016	N/A

Revenue for the campuses in the above table have been classified in the Transitional segment for comparability as of March 31, 2017 and 2016.

Revenue was $4.3 million for the three months ended March 31, 2017 as compared to $8.6 million in the prior year comparable period mainly attributable to the closing of campuses within this segment.

Operating loss decreased by $3.1 million to $0.6 million for the three months ended March 31, 2017 from $3.6 million in the prior year comparable period.  The decrease is primarily attributable to a decrease in salaries and benefits as a result of the suspension of new student enrollments and a declining student population.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and Other costs decreased by $0.3 million, or 4.6%, to $7.4 million from $7.7 million, for the prior year comparable period.  The decrease in costs is mainly attributable to a decline in salaries and benefits as the Company continues to align its cost structure with changing need.   Additionally, included in the expenses for the three months ended March 31, 2017 are approximately $0.3 million of additional dormitory costs directly relating to the closure of the Hartford, Connecticut campus on December 31, 2016.   The Hartford campus included a lease for apartments utilized for student housing.  The costs associated with the apartment leases were offset by housing costs and tuition paid by students taking classes at the Hartford, Connecticut campus.  When the teach-out of the Hartford, Connecticut campus was completed in December 2016, the Company was left with the lease obligation which extends into 2019.  Currently, costs associated with this lease are being partially offset by housing and tuition payments received from students attending a neighboring campus in East Windsor, Connecticut.  Any additional costs incurred under this lease which cannot be offset by student population are being included in Corporate overhead.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by borrowings under our credit facilities.  The following chart summarizes the principal elements of our cash flow:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(11,474)	$(9,169)
Net cash used in investing activities	(596)	(73)
Net cash used in financing activities	(287)	(9,012)

At March 31, 2017, the Company had $19.9 million of cash, cash equivalents, and restricted cash (which includes $11.2 million of restricted cash) as compared to $47.7 million of cash, cash equivalents, and restricted cash as of December 31, 2016 (which includes $26.7 million of restricted cash).  This decrease is primarily the result of a net loss during the three months ended March 31, 2017 in combination with the repayment of $44.3 million under our previous term loan facility.

In addition, on March 31, 2017, the Company entered into a secured credit agreement with Sterling National Bank pursuant to which the Company obtained a revolving credit facility in the aggregate principal amount of up to $55 million.  As noted above, the credit facility replaces a previous term loan facility from a lender group led by HPF Service, LLC, which was repaid and terminated concurrently with the effectiveness of the new facility.  The principal amount of $30 million is outstanding under the new revolving credit facility as of March 31, 2017.  The term of the new facility is 38 months, maturing on May 31, 2020.

Also, on March 14, 2017, the Company entered into a purchase and sale agreement with Tambone Companies, LLC, pursuant to which the Company has agreed to sell two of three properties located in West Palm Beach, Florida for a cash purchase price of $16.3 million.  After the quarter close, the Company obtained a short term secured term loan in the amount of $8 million from Sterling National Bank which provides the Company with additional financial flexibility to undertake certain strategic initiatives.  The loan which is secured by a mortgage on the Company’s West Palm Beach, Florida property must be repaid upon the earlier of the consummation of the sale or October 1, 2017.  The Company expects to close on the sale of the West Palm Beach, Florida property in the third quarter of 2017.

For the last several years, we and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we leveraged our owned real estate. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 79% of our cash receipts relating to revenues in 2016. Students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student's academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significance of the Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Index
Operating Activities

Net cash used in operating activities was $11.4 million for the three months ended March 31, 2017 compared to $9.2 million for the comparable period of 2016.  For the quarter ended March 31, 2017, changes in our operating assets and liabilities resulted in cash outflows of $7.3 million primarily attributable to decreases in deferred revenue, accounts receivable, accounts payable and accrued expenses.  The decrease in deferred revenue resulted in a cash outflow of $1.6 million primarily attributable to the timing of student starts, the number of students in school and the status of students in relation to the completion of their program at March 31, 2017 when compared to March 31, 2016.  The decrease in accounts receivable resulted in a cash outflow of $4.6 million primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.  The net decrease in accounts payable and accrued expenses resulted in a cash outflow of $1.0 million and was attributable to the timing of invoices received during the quarter.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2017 compared to $0.1 million for the prior year comparable period. The increase was primarily attributable to $0.4 million in proceeds received from the sale of certain Company assets during the three months ended March 31, 2016.  The proceeds received from this transaction in the prior year quarter offset our primary uses of cash in investing activities which are generally for capital expenditures associated with investments in training technology, classroom furniture, and new program build outs.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; Nashville, Tennessee; West Palm Beach, Florida, Suffield, Connecticut; and Denver, Colorado.  The sale of two of our three properties in West Palm Beach, Florida, is pending for a cash purchase price of $16.3 million.  We expect to close on the sale of the West Palm Beach, Florida property in the third quarter of 2017.

Capital expenditures are expected to approximate 2% of revenues in 2017.  We expect to fund future capital expenditures with cash generated from operating activities, borrowings under our revolving credit facility, and cash from our real estate monetization, including the pending sale of the West Palm Beach, Florida property.  On April 28, 2017, subsequent to the end of the fiscal quarter ended March 31, 2017, the Company obtained from its lender, Sterling National Bank, an $8 million short-term loan secured by the West Palm Beach, Florida property.  This loan must be repaid upon the earlier of the sale of the West Palm Beach, Florida property or October 1, 2017.

Financing Activities

Net cash used in financing activities was $0.3 million as compared to $9.0 million for the three months ended March 31, 2017 and 2016, respectively. The decrease of $8.7 million was primarily due to net borrowings of $9 million under our new revolving credit facility for the three months ended March 31, 2017.

Credit Agreement

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  The Credit Facility consists of (a) a $30 million loan facility (“Facility 1”), which is comprised of a $25 million revolving loan designated as “Tranche A” and a $5 million non-revolving loan designated as “Tranche B” and (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million.  The Credit Facility replaces a term loan facility (the “Prior Credit Facility”) from a lender group led by HPF Service, LLC, which was repaid and terminated concurrently with the effectiveness of the Credit Facility.  The term of the Credit Facility is 38 months, maturing on May 31, 2020.

The Credit Facility is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company as well as mortgages on four parcels of real property owned by the Company in Connecticut, Colorado, Tennessee and Texas at which four of the Company’s schools are located.

At the closing, the Company drew $25 million under Tranche A of Facility 1, which, pursuant to the terms of the Credit Agreement, was used to repay the Prior Credit Facility and to pay transaction costs associated with closing the Credit Facility.  After the disbursements of such amounts, the Company retained approximately $1.8 million of the borrowed amount for working capital purposes.

Index
Also, at closing, $5 million was drawn under Tranche B and, pursuant to the terms of the Credit Agreement, was deposited into an interest-bearing pledged account (the “Pledged Account”) in the name of the Company maintained at the Bank in order to secure payment obligations of the Company with respect to the costs of remediation of any environmental contamination discovered at certain of the mortgaged properties upon completion of environmental studies undertaken at such properties.  Pursuant to the terms of the Credit Agreement, funds will be released from the Pledged Account upon request by the Company to reimburse the Company for costs incurred for environmental remediation, if required.  Upon the completion of any such environmental remediation or upon determination that no environmental remediation is necessary, funds remaining in the Pledged Account will be released from the Pledged Account and applied to the outstanding principal balance of Tranche B and availability under Tranche B will be permanently reduced to zero and, accordingly, the maximum principal amount of Facility 1 will be permanently reduced to $25 million.

Pursuant to the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through draws from Facility 1 or other available cash of the Company.

Accrued interest on each revolving loan will be payable monthly in arrears.  Revolving loans under Tranche A of Facility 1 will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  The amount borrowed under Tranche B of Facility 1 and revolving loans under Facility 2 will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

Each issuance of a letter of credit under Facility 2 will require the payment of a letter of credit fee to the Bank equal to a rate per annum of 1.75% on the daily amount available to be drawn under the letter of credit, which fee shall be payable in quarterly installments in arrears.  Letters of credit totaling $6.2 million that were outstanding under a $9.5 million letter of credit facility previously provided to the Company by the Bank, which letter of credit facility was set to mature on April 1, 2017, are treated as letters of credit under Facility 2.

Under the terms of the Credit Agreement, the Bank receives an unused facility fee on the average daily unused balance of Facility 1 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.  In addition, the Company is required to maintain, on deposit with the Bank in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances.  If in any quarter the required average aggregate account balance is not maintained, the Company is required to pay the Bank a fee of $12,500 for that quarter.  Under the terms of the Credit Agreement, in the event that the Company terminates the Credit Facility or refinances with another lender within 18 months of closing, the Company shall be required to pay the Bank a breakage fee of $500,000.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss commencing December 31, 2018 and require a minimum adjusted EBITDA and a minimum tangible net worth which is an annual covenant, as well as events of default customary for facilities of this type.  As of March 31, 2017, the Company is in compliance with all covenants.

In connection with the Credit Agreement, the Company paid the Bank an origination fee in the amount of $250,000 and other fees and reimbursements that are customary for facilities of this type.

The Company incurred an early termination premium of approximately $1.8 million in connection with the termination of the Prior Credit Facility.

As of March 31, 2017, the Company had $30 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of December 31, 2016, the Company had $44.3 million outstanding under the Prior Credit Facility; offset by $2.3 million of deferred finance fees which were written-off.  As of March 31, 2017 and December 31, 2016 there were letters of credit in the aggregate principal amount of $6.2 million outstanding, respectively.  As of March 31, 2017, there are no outstanding amounts under Facility 2.

The following table sets forth our long-term debt (in thousands):

	March 31, 2017	December 31, 2016
Credit facility	$29,156	$-
Term loan - HPF	-	44,267
	29,156	44,267
Less current maturities	(5,000)	(11,713)
	$24,156	$32,554

As of March 31, 2017, we had outstanding loan commitments to our students of $41.1 million, as compared to $40.0 million at December 31, 2016.  Loan commitments, net of interest that would be due on the loans through maturity, were $30.6 million at March 31, 2017, as compared to $30.0 million at December 31, 2016.

Index
Contractual Obligations

Long-term Debt.  As of March 31, 2017, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$30,000	$5,000	$-	$25,000	$-
Operating leases	92,718	20,709	34,558	18,157	19,294
Total contractual cash obligations	$122,718	$25,709	$34,558	$43,157	$19,294

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017, except for surety bonds.  As of March 31, 2017, we posted surety bonds in the total amount of approximately $14.3 million.  Cash collateralized letters of credit of $6.2 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality and Outlook

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third quarter and higher student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates and, thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, typically do not vary significantly over the course of the year with changes in our student population and revenue. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

Outlook

Similar to many companies in the proprietary education sector, we have experienced significant deterioration in student enrollments over the last several years. This can be attributed to many factors including the economic environment and numerous regulatory changes such as changes to admissions advisor compensation policies, elimination of “ability-to-benefit,” changes to the 90/10 Rule and cohort default rates, gainful employment and modifications to Title IV amounts and eligibility. While the industry has not returned to growth the trends are far more stable as declines have slowed.

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

Index
To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have entered into new credit facilities as described above and continue to have the ability to sell our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On March 31, 2017, the Company repaid in full and terminated a previously existing term loan with the proceeds of a new revolving credit facility provided by Sterling National Bank in an aggregate principal amount of up to $55 million, which revolving credit facility is referred to in this report as the “Credit Facility.”  Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under the Credit Facility bear interest at the rate of 6.25% as of March 31, 2017.  As of March 31, 2017, we had $30 million outstanding under the Credit Facility, which includes the proceeds of a $5 million non-revolving loan held in a pledged account at Sterling National Bank pursuant to the requirements of the Credit Facility.

Based on our outstanding debt balance as of March 31, 2017, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.3 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3 and in Note 14 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2017.

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

Index
Item 6.	EXHIBITS

Exhibit Number	Description

2.1 (1)	Purchase and Sale Agreement dated March 14, 2017 between New England Institute of Technology at Palm Beach, Inc. and Tambone Companies, LLC

10.1(2)	Credit Agreement dated as of March 31, 2017 among Lincoln Educational Services Corporation, its subsidiaries, and Sterling National Bank

10.1(3)	Credit Agreement dated as of April 28, 2017 among Lincoln Educational Services Corporation, its subsidiaries, and Sterling National Bank

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2017.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

*	Filed herewith.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 15, 2017	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

2.1 (1)	Purchase and Sale Agreement dated March 14, 2017 between New England Institute of Technology at Palm Beach, Inc. and Tambone Companies, LLC

10.1(2)	Credit Agreement dated as of March 31, 2017 among Lincoln Educational Services Corporation, its subsidiaries, and Sterling National Bank

10.1(3)	Credit Agreement dated as of April 28, 2017 among Lincoln Educational Services Corporation, its subsidiaries, and Sterling National Bank

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2017.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.