Form 10-Q
period 2017-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2017-08-10
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 8, 2017, there were 24,719,055 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,210	$21,064
Restricted cash	6,189	6,399
Accounts receivable, less allowance of $12,932 and $12,375 at June 30, 2017 and December 31, 2016, respectively	17,886	15,383
Inventories	1,884	1,687
Prepaid income taxes and income taxes receivable	252	262
Assets held for sale	16,820	16,847
Prepaid expenses and other current assets	2,586	2,894
Total current assets	52,827	64,536
PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $160,375 and $157,152 at June 30, 2017 and December 31, 2016, respectively	55,132	55,445

OTHER ASSETS:
Noncurrent restricted cash	-	20,252
Noncurrent receivables, less allowance of $1,156 and $977 at June 30, 2017 and December 31, 2016, respectively	6,876	7,323
Goodwill	14,536	14,536
Other assets, net	860	1,115
Total other assets	22,272	43,226
TOTAL	$130,231	$163,207

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	June 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement and term loan	$8,000	$11,713
Unearned tuition	20,528	24,778
Accounts payable	14,235	13,748
Accrued expenses	13,707	15,368
Other short-term liabilities	464	653
Total current liabilities	56,934	66,260

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	24,023	30,244
Pension plan liabilities	5,279	5,368
Accrued rent	5,278	5,666
Other long-term liabilities	825	743
Total liabilities	92,339	108,281

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, no par value - authorized: 100,000,000 shares at June 30, 2017 and December 31, 2016; issued and outstanding: 30,629,596 shares at June 30, 2017 and 30,685,017 shares at December 31, 2016	141,377	141,377
Additional paid-in capital	28,779	28,554
Treasury stock at cost - 5,910,541 shares at June 30, 2017 and December 31, 2016	(82,860)	(82,860)
Accumulated deficit	(43,744)	(26,044)
Accumulated other comprehensive loss	(5,660)	(6,101)
Total stockholders’ equity	37,892	54,926
TOTAL	$130,231	$163,207

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$61,865	$68,080	$127,144	$138,724
COSTS AND EXPENSES:
Educational services and facilities	32,405	35,569	65,113	72,691
Selling, general and administrative	35,554	35,750	73,879	75,905
Gain on sale of assets	(63)	(6)	(89)	(395)
Total costs & expenses	67,896	71,313	138,903	148,201
OPERATING LOSS	(6,031)	(3,233)	(11,759)	(9,477)
OTHER:
Interest income	9	8	40	72
Interest expense	(699)	(1,541)	(5,881)	(3,132)
Other income	-	1,678	-	3,431
LOSS BEFORE INCOME TAXES	(6,721)	(3,088)	(17,600)	(9,106)
PROVISION FOR INCOME TAXES	50	50	100	100
NET LOSS	$(6,771)	$(3,138)	$(17,700)	$(9,206)
Basic
Net loss per share	$(0.28)	$(0.13)	$(0.74)	$(0.39)
Diluted
Net loss per share	$(0.28)	$(0.13)	$(0.74)	$(0.39)
Weighted average number of common shares outstanding:
Basic	23,962	23,448	23,787	23,400
Diluted	23,962	23,448	23,787	23,400

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,771)	$(3,138)	$(17,700)	$(9,206)
Other comprehensive income
Employee pension plan adjustments	220	222	441	444
Comprehensive loss	$(6,551)	$(2,916)	$(17,259)	$(8,762)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2017	30,685,017	$141,377	$28,554	$(82,860)	$(26,044)	$(6,101)	$54,926
Net loss	-	-	-	-	(17,700)	-	(17,700)
Employee pension plan adjustments	-	-	-	-	-	441	441
Stock-based compensation expense
Restricted stock	128,810	-	654	-	-	-	654
Net share settlement for equity-based compensation	(184,231)	-	(429)	-	-	-	(429)
BALANCE - June 30, 2017	30,629,596	$141,377	$28,779	$(82,860)	$(43,744)	$(5,660)	$37,892

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2016	29,727,555	$141,377	$27,292	$(82,860)	$2,260	$(7,072)	$80,997
Net loss	-	-	-	-	(9,206)	-	(9,206)
Employee pension plan adjustments	-	-	-	-	-	444	444
Stock-based compensation expense
Restricted stock	1,079,267	-	675	-	-	-	675
Net share settlement for equity-based compensation	(38,389)	-	(107)	-	-	-	(107)
BALANCE - June 30, 2016	30,768,433	$141,377	$27,860	$(82,860)	$(6,946)	$(6,628)	$72,803

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,700)	$(9,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,275	6,094
Amortization of deferred finance charges	305	459
Write-off of deferred finance charges	2,161	-
Gain on disposition of assets	(89)	(395)
Gain on capital lease termination	-	(3,355)
Fixed asset donation	(18)	(58)
Provision for doubtful accounts	7,220	6,587
Stock-based compensation expense	654	675
Deferred rent	(245)	(271)
(Increase) decrease in assets:
Accounts receivable	(9,276)	(8,570)
Inventories	(197)	(128)
Prepaid income taxes and income taxes receivable	10	35
Prepaid expenses and current assets	301	178
Other assets, net	(1,075)	(1,044)
Increase (decrease) in liabilities:
Accounts payable	(28)	(1,097)
Accrued expenses	(1,804)	(88)
Unearned tuition	(4,250)	(7,908)
Other liabilities	245	(46)
Total adjustments	(1,811)	(8,932)
Net cash used in operating activities	(19,511)	(18,138)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,098)	(1,555)
Restricted cash	210	816
Proceeds from sale of property and equipment	122	432
Net cash used in investing activities	(1,766)	(307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(49,266)	(386)
Proceeds from borrowings	38,000	-
Reclassifications of payments of borrowings from restricted cash	20,252	-
Proceeds of borrowings from restricted cash	(5,000)	(5,023)
Payments of borrowings from restricted cash	5,000	-
Payment of deferred finance fees	(1,134)	(645)
Net share settlement for equity-based compensation	(429)	(107)
Principal payments under capital lease obligations	-	(2,864)
Net provided by (cash used) in financing activities	7,423	(9,025)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,854)	(27,470)
CASH AND CASH EQUIVALENTS—Beginning of period	21,064	38,420
CASH AND CASH EQUIVALENTS—End of period	$7,210	$10,950

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2017	2016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,882	$2,782
Income taxes	$106	$112
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$2,004	$1,391

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
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

The combination of several factors, including the inability of the prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS operations, the closure of seven underperforming campuses and the change in federal government administration, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, in the first quarter of 2017, the Board of Directors abandoned the plan to divest the HOPS segment and the Company intends to retain the HOPS segment.  The results of operations of the campuses included in the HOPS business segment are reflected as continuing operations in the consolidated financial statements.

In the fourth quarter of 2016, the Company completed the teach-out of its Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.  Also in 2016, the Company announced the closing of its Northeast Philadelphia, Pennsylvania; Center City Philadelphia, Pennsylvania; and West Palm Beach, Florida facilities, each of which is expected to be fully taught out and closed during 2017.  In addition, in March 2017, the Board of Directors approved a plan to not renew the leases at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools, which are being taught out and expected to be closed in December 2017, are included in the Transitional segment as of June 30, 2017.

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these events, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At June 30, 2017, the Company’s sources of cash primarily included cash and cash equivalents of $13.4 million (of which $6.2 million is restricted). The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

Index
In addition to the current sources of capital discussed above that provide short term liquidity, the Company plans to sell three West Palm Beach, Florida properties and associated assets, which are currently classified as held for sale and are expected to be sold within one year from the date of classification.  On March 14, 2017, the Company entered into a purchase and sale agreement with Tambone Companies, LLC, pursuant to which the Company has agreed to sell two of the three properties (the “West Palm Beach Property”) for a cash purchase price of $15.7 million.  The purchase and sale agreement, as amended, is among other things, subject to customary closing conditions but the Company expects to close on the transaction in the third quarter of 2017.  On April 28, 2017, the Company obtained from its lender, Sterling National Bank, an $8 million bridge term loan secured by the West Palm Beach Property.  The bridge loan must be repaid upon the earlier of the sale of the West Palm Beach Property or October 1, 2017.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2016 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2017.

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

New Accounting Pronouncements – The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) No. 2017-09,” “Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of comprehensive income separately from the service cost component and outside a subtotal of operating income. The ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this update on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 provides amendments to Accounting Standards Code (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Company early adopted the provisions of ASU 2017-04 as of April 1, 2017.  As fair values for our operating units exceed their carrying values, there has been no impact on our consolidated financial statements.

Index
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

The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt and, accordingly, we will adopt the new standard effective January 1, 2018. The Company’s assessment of the potential impact is substantially complete based on our review of current enrollment agreements and other revenue generating contracts. We believe the timing of recognizing revenue for tuition and student fees will not significantly change. The Company is closely reviewing its book revenue stream to determine whether the performance obligation of the Company is satisfied over time and revenue is recognized over the length of the student contract, which is the Company’s current practice with respect to revenue recognition, or whether the performance obligation of the Company is satisfied at the point in time and revenue is recognized when students’ books are delivered.  Additionally, we are currently assessing the impacts related to the accounting for contract assets separate from accounts receivable and are evaluating the point at which a student’s contract asset becomes a receivable.

We are in the process of updating our revenue accounting policy and implementing changes to our business process and controls in response to the new standard, as necessary.  During the second half of 2017, we will finalize our revenue related documentation.  The Company currently expects to adopt the new standard on a modified retrospective basis with the cumulative effect of the change reflected in retained earnings as of January 1, 2018 and not restate prior periods.

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

The Company prospectively applied ASU 2016-09, “Improvements to Employee Share Based Payment Accounting,” to the condensed consolidated statement of operations for the recognition of tax benefits within the provision for taxes, which previously would have been recorded to additional paid-in capital. The impact for the six months ended June 30, 2017 was $0. In addition, the Company retrospectively recognized no tax benefits within operating activities within the condensed consolidated statements of cash flow for the six months ended June 30, 2017 and 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statements of cash flows, since such cash flows have historically been presented in financing activities. The treatment of forfeitures has not changed as the Company is electing to continue the current process of estimating the number of forfeitures. There was no cumulative-effect adjustment required to retained earnings under the prospective method as of the beginning of the year because all tax benefits had been previously recognized when the tax deductions related to stock compensation were utilized to reduce tax payable. The Company is not recording deferred tax assets or tax losses as the result of the adoption of ASU 2016-09.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2017 and 2016, the Company did not have any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic shares outstanding	23,962,055	23,448,224	23,786,656	23,399,708
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	23,962,055	23,448,224	23,786,656	23,399,708

For the three months ended June 30, 2017 and 2016, options to acquire 537,718 and 604,378 shares were excluded from the above table because the Company reported a net loss for each quarter and, therefore, their impact on reported loss per share would have been antidilutive.  For the six months ended June 30, 2017 and 2016, options to acquire 583,848 and 412,286 shares were excluded from the above table because the Company reported a net loss for each quarter and, therefore, their impact on reported loss per share would have been antidilutive.  For the three and six months ended June 30, 2017, options to acquire 170,667 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported income (loss) per share would have been antidilutive.

3.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the six months ended June 30, 2017 and 2016.

Index
The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that, as of June 30, 2017 and 2016, there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at June 30, 2017 and 2016 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2017	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2017	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2016	$117,176	$(93,881)	$23,295
Adjustments	-	-	-
Balance as of June 30, 2016	$117,176	$(93,881)	$23,295

As of June 30, 2017, the goodwill balance is related to the Transportation and Skilled Trades segment.  As of June 30, 2016, the goodwill balance consists of $14.5 million related to the Transportation and Skilled Trades segment and $8.8 million related to the Healthcare and Other Professions segment.

Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

Curriculum
Gross carrying amount at December 31, 2016	$160
Adjustments	-
Gross carrying amount at June 30, 2017	160

Accumulated amortization at December 31, 2016	128
Amortization	7
Accumulated amortization at June 30, 2017	135

Net carrying amount at June 30, 2017	$25

Weighted average amortization period (years)	10

Amortization of intangible assets was less than $0.1 million for each of the three and six months ended June 30, 2017 and 2016.

Index
The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2017	$12
2018	13
$25

4.	LONG-TERM DEBT AND LEASE OBLIGATIONS

Long-term debt and lease obligations consist of the following:

	June 30, 2017	December 31, 2016
Credit agreement (a)	$32,023	$-
Term loan (a)	-	44,267
	32,023	44,267
Less current maturities	(8,000)	(11,713)
	$24,023	$32,554

(a) On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  The Credit Facility consists of (a) a $30 million loan facility (“Facility 1”), which is comprised of a $25 million revolving loan designated as “Tranche A” and a $5 million non-revolving loan designated as “Tranche B,” which Tranche B was repaid during the quarter ended June 30, 2017, and (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million.  The Credit Facility replaces a term loan facility (the “Prior Credit Facility”) from a lender group led by HPF Service, LLC, which was repaid and terminated concurrently with the effectiveness of the Credit Facility.  The term of the Credit Facility is 38 months, maturing on May 31, 2020.

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

Also, at closing, $5 million was drawn under Tranche B and, pursuant to the terms of the Credit Agreement, was deposited into an interest-bearing pledged account (the “Pledged Account”) in the name of the Company maintained at the Bank in order to secure payment obligations of the Company with respect to the costs of remediation of any environmental contamination discovered at certain of the mortgaged properties upon completion of environmental studies undertaken at such properties.  Pursuant to the terms of the Credit Agreement, funds will be released from the Pledged Account upon request by the Company to reimburse the Company for costs incurred for environmental remediation, if required.  Upon the completion of any such environmental remediation or upon determination that no environmental remediation is necessary, funds remaining in the Pledged Account will be released from the Pledged Account and applied to the outstanding principal balance of Tranche B and availability under Tranche B will be permanently reduced to zero and, accordingly, the maximum principal amount of Facility 1 will be permanently reduced to $25 million.  During the quarter ended June 30, 2017 the environmental studies were completed and revealed no environmental issues existing at the properties.  Accordingly, pursuant to the terms of the Credit Agreement, the $5 million on deposit in the Pledged Account was released and used to repay the non-revolving loan outstanding under Tranche B.  Upon the repayment of Tranche B, the maximum principal amount of Facility 1 was permanently reduced to $25 million.

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

Index
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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss commencing on December 31, 2018 and require a minimum adjusted EBITDA and a minimum tangible net worth which is an annual covenant, as well as events of default customary for facilities of this type.  As of June 30, 2017, the Company is in compliance with all covenants.

In connection with the Credit Agreement, the Company paid the Bank an origination fee in the amount of $250,000 and other fees and reimbursements that are customary for facilities of this type.

The Company incurred an early termination premium of approximately $1.8 million in connection with the termination of the Prior Credit Facility.

On April 28, 2017, the Company entered into an additional secured credit agreement with the Bank, pursuant to which the Company has obtained a short term loan in the principal amount of $8 million, the proceeds of which are to be used for working capital and general corporate purposes.  The loan bears interest at a rate per annum equal to the greater of the Bank’s prime rate plus 2.50% or 6.00%.

The loan is secured by real property assets located in West Palm Beach, Florida at which schools operated by the Company are currently located.  The loan is payable interest only until its maturity, which will occur upon the earlier of October 1, 2017 and the date of the sale of the West Palm Beach, Florida property.  Pursuant to a purchase and sale agreement, as amended, the Company has agreed to sell two of three properties located in West Palm Beach, Florida to Tambone Companies, LLC for a cash purchase price of $15.7 million.  The Company expects this sale to be completed in the third quarter of 2017.

As of June 30, 2017, the Company had $33 million outstanding under the Credit Facility (which includes the short term loan of $8 million); offset by $1.0 million of deferred finance fees.  As of December 31, 2016, the Company had $44.3 million outstanding under the Prior Credit Facility; offset by $2.3 million of deferred finance fees, which were written-off.  As of June 30, 2017 and December 31, 2016, there were letters of credit in the aggregate principal amount of $6.2 million outstanding, respectively.  As of June 30, 2017, there are no revolving loans outstanding under Facility 2.

Scheduled maturities of long-term debt and lease obligations at June 30, 2017 are as follows:

Year ending December 31,
2017	$8,000
2018	-
2019	-
2020	25,000
$33,000

5.	STOCKHOLDERS’ EQUITY

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

Index
On May 13, 2016 and January 16, 2017, performance-based restricted shares were granted to certain employees of the Company, which vest on March 15, 2017 and March 15, 2018 based upon the attainment of a financial responsibility ratio during each fiscal year ending December 31, 2016 and 2017.  There is no restriction on the right to vote or the right to receive dividends with respect to any of these restricted shares.

On June 2, 2014 and December 18, 2014, performance-based restricted shares were granted to certain employees of the Company, which vest over three years based upon the attainment of (i) a specified operating income margin during any one or more of the fiscal years in the period beginning January 1, 2015 and ending December 31, 2017 and (ii) the attainment of earnings before interest, taxes, depreciation and amortization targets during each of the fiscal years ended December 31, 2015 through 2017.  There is no restriction on the right to vote or the right to receive dividends with respect to any of these restricted shares.

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest on the first anniversary of the grant date.  There is no vesting period on the right to vote or the right to receive dividends with respect to these restricted shares.

For the six months ended June 30, 2017 and 2016, the Company completed a net share settlement for 184,231 and 38,389 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2017 and/or 2016, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.4 million and $0.1 million for each of the six months ended June 30, 2017 and 2016, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2016	1,143,599	$1.89
Granted	181,208	2.58
Canceled	(52,398)	5.63
Vested	(650,130)	1.74

Nonvested restricted stock outstanding at June 30, 2017	622,279	1.92

The restricted stock expense for the three months ended June 30, 2017 and 2016 was $0.3 million and $0.3 million, respectively.  The restricted stock expense for the six months ended June 30, 2017 and 2016 was $0.7 million and $0.7 million, respectively.  The unrecognized restricted stock expense as of June 30, 2017 and December 31, 2016 was $0.9 million and $1.5 million, respectively.  As of June 30, 2017, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.9 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	218,167	$12.11	3.33 years	$-
Canceled	(47,500)	12.37		-

Outstanding at June 30, 2017	170,667	12.04	3.49 years	-

Vested or expected to vest	170,667	12.04	3.49 years	-

Exercisable as of June 30, 2017	170,667	12.04	3.49 years	-

As of June 30, 2017, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At June 30, 2017
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	122,667	3.75	$8.77	122,667	$8.77
$14.00-$19.99	17,000	2.34	19.98	17,000	19.98
$20.00-$25.00	31,000	3.10	20.62	31,000	20.62

	170,667	3.49	12.04	170,667	12.04

6.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2017 and 2016 was less than $0.1 million, or 0.7% of pretax loss, and less than $0.1 million, or 1.6% of pretax loss, respectively.  The provision for income taxes for the six months ended June 30, 2017 and 2016 was $0.1 million, or 0.6% of pretax loss, and $0.1 million, or 1.1% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation the realization of the Company’s deferred tax assets was not deemed to be more likely than not and thus the Company maintained a full valuation allowance on its net deferred tax assets as of June 30, 2017.

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

Index
On July 13, 2015, the Commonwealth of Massachusetts filed a complaint against the Company in the Suffolk County Superior Court alleging certain violations of the Massachusetts Consumer Protection Act since at least 2010 and continuing through 2013. At the same time, the Company agreed to the entry of a Final Judgment by Consent in order to avoid the time, burden, and expense of contesting such liability. As part of the Final Judgment by Consent, the Company denied all allegations of wrongdoing and any liability for the claims asserted in the complaint. The Company, however, paid the sum of $850,000 to the Massachusetts Attorney General and has agreed to forgive $165,000 of debt consisting of unpaid balances owed to the Company by certain graduates in the sole discretion of the Massachusetts Attorney General. The Final Judgment by Consent also provided certain requirements for calculation of job placement rates in Massachusetts and imposed certain disclosure obligations that are consistent with regulations that have been enacted by the Commonwealth of Massachusetts.

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

In the past, we offered any combination of programs at any campus.  We have shifted our focus to program offerings that create greater differentiation among campuses and attain excellence to attract more students and gain market share.  Also, strategically, we began offering continuing education training to select employers who hire our students and this is best achieved at campuses focused on their profession.

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

Transitional – Transitional refers to operations that are being phased out or closed and our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  During the year ended December 31, 2016, the Company announced the closings of our Northeast Philadelphia, Pennsylvania; Center City Philadelphia, Pennsylvania; and West Palm Beach, Florida facilities.  These schools are expected to be fully taught out on August 31, 2017, August 31, 2017 and September 30, 2017, respectively.  In the first quarter of 2016 we completed the teach-out of our Fern Park, Florida campus.  Also, in the fourth quarter of 2016, we completed the teach-out of our Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.  In addition, in March 2017, the Board of Directors approved a plan to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools are being taught out and expected to be closed in December 2017.

The Company continually evaluates all campuses for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location, the programs offered at the campus, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide the shareholders with the maximum return on their investment.  Campuses in the Transitional segment have been subject to this process and have been strategically identified for closure.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
Transportation and Skilled Trades	$41,310	66.8%	$41,032	60.3%	$850	$2,430
Healthcare and Other Professions	17,932	29.0%	18,661	27.4%	(634)	918
Transitional	2,623	4.2%	8,387	12.3%	(833)	(1,458)
Corporate	-	0.0%	-	0.0%	(5,414)	(5,123)
Total	$61,865	100.0%	$68,080	100.0%	$(6,031)	$(3,233)

	For the Six Months Ended June 30,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
Transportation and Skilled Trades	$83,477	65.7%	$83,304	60.1%	$2,898	$5,796
Healthcare and Other Professions	36,769	28.9%	38,470	27.7%	(474)	2,673
Transitional	6,898	5.4%	16,950	12.2%	(1,401)	(5,101)
Corporate	-	0.0%	-	0.0%	(12,782)	(12,845)
Total	$127,144	100.0%	$138,724	100.0%	$(11,759)	$(9,477)

	Total Assets
	June 30, 2017	December 31, 2016
Transportation and Skilled Trades	$84,578	$83,320
Healthcare and Other Professions	7,622	7,506
Transitional	18,377	18,874
Corporate	19,654	53,507
Total	$130,231	$163,207

9.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	At June 30, 2017
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$7,210	$7,210	$-	$-	$7,210
Restricted cash	6,189	6,189	-	-	6,189
Prepaid expenses and other current assets	2,586	-	2,586	-	2,586

Financial Liabilities:
Accrued expenses	$13,707	$-	$13,707	$-	$13,707
Other short term liabilities	464	-	464	-	464
Credit facility	32,023	-	32,023	-	32,023

Index
The fair value of the credit facility approximates the carrying amount at June 30, 2017 as it relates to current market rates for similar types of instruments.

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

The Company has an agreement with MATCO Tools whereby MATCO will provide the Company, on an advance commission basis, credits in MATCO branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The Company’s payable balances from this third party was immaterial at June 30, 2017 and 2016. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

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

The combination of several factors, including the inability of the prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS operations, the closure of seven underperforming campuses and the change in Federal government administration, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company now intends to retain the HOPS segment.  The results of operations of the campuses included in the HOPS business segment are reflected as continuing operations in the condensed consolidated financial statements.

In the fourth quarter of 2016, the Company completed the teach-out of its Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.  Also in 2016, the Company announced the closing of its Northeast Philadelphia, Pennsylvania, Center City Philadelphia Pennsylvania and West Palm Beach, Florida facilities, each of which is expected to be fully taught out and closed during 2017.  In addition, in March 2017, the Board of Directors approved a plan to not renew the leases at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools, which are being taught out and expected to be closed in December 2017, are included in the Transitional segment as of June 30, 2017.

Index
On March 14, 2017, the Company entered into a purchase and sale agreement with Tambone Companies, LLC, pursuant to which the Company has agreed to sell to Tambone Companies, LLC two of the three facilities it owns in West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”) for a cash purchase price of $15.7 million. The purchase and sale agreement, as amended, is among other things, subject to customary closing conditions.  The Company expects to close on the transaction in the third quarter of 2017. On April 28, 2017, the Company obtained from its lender, Sterling National Bank, an $8 million bridge term loan secured by the West Palm Beach Property.  The bridge loan must be repaid upon the earlier of the sale of the West Palm Beach Property or October 1, 2017.

On March 31, 2017, the Company entered into a new revolving credit facility with Sterling National Bank in the aggregate principal amount of up to $55 million, which consists of up to $50 million of revolving loans, including a $10 million sublimit for letters of credit, and an additional $5 million non-revolving loan.  The new credit facility requires that revolving loans in excess of $25 million and all letters of credit issued thereunder be cash collateralized dollar for dollar.  The proceeds of the $5 million non-revolving loan were held in a pledged account at Sterling National Bank as required by the terms of the new credit facility pending the completion of environmental studies undertaken at certain properties owned by the Company and mortgaged to Sterling National Bank.  Upon the completion of environmental studies that revealed that no environmental issues existed at the properties, during the quarter ended June 30, 2017, the $5 million held in the pledged account at Sterling National Bank was released and used to repay the $5 million non-revolving loan.  The new revolving credit facility replaces a term loan facility from a lender group led by HPF Service, LLC, which was repaid and terminated concurrently with the effectiveness of the new revolving credit facility.  The term of the new revolving credit facility is 38 months, maturing on May 31, 2020.  The new revolving credit facility is discussed in further detail under the heading “Liquidity and Capital Resources” below and in Note 4 to the condensed consolidated financial statements included in this report.

As of June 30, 2017, we had 10,400 students enrolled at 28 campuses in our programs.

Critical Accounting Policies and Estimates

Our discussions of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, impairments, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.  The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles.  We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions and judgment in the preparation of our condensed consolidated financial statements.

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

Our bad debt expense as a percentage of revenue for the three months ended June 30, 2017 and 2016 was 6.6% and 4.8%, respectively.  Our bad debt expense as a percentage of revenue for the six months ended June 30, 2017 and 2016 was 5.7% and 4.7%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for each of the three months ended June 30, 2017 and 2016 would have resulted in an increase in bad debt expense of $0.6 million and $0.7 million, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for each of the six months ended June 30, 2017 and 2016 would have resulted in an increase in bad debt expense of $1.3 million and $1.4 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students, and our loan commitments.  Our loan commitments to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition.   We only extend credit to the extent there is a financing gap between the tuition charged for the program and the amount of grants, student loans and parental loans that each student receives and the availability of family contributions.  Each student’s funding requirements are unique.  Factors that determine the amount of aid available to a student are student status (whether they are dependent or independent students), Pell Grants awarded, Plus Loans awarded or denied to parents, and family contributions. As a result, it is extremely difficult to predict the number of students that will need us to extend credit to them. Our tuition increases have ranged historically from 2% to 5% annually and have not meaningfully impacted overall funding requirements.

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

There was no goodwill impairment for the three and six months ended June 30, 2017 and 2016.

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

There was no long-lived asset impairment during the three and six months ended June 30 2017 and 2016.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2017 and 2016, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.  The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	52.4%	52.2%	51.2%	52.4%
Selling, general and administrative	57.5%	52.5%	58.1%	54.7%
Gain on sale of assets	-0.1%	0.0%	-0.1%	-0.3%
Total costs and expenses	109.8%	104.7%	109.2%	106.8%
Operating loss	-9.8%	-4.7%	-9.2%	-6.8%
Interest expense, net	-1.0%	-2.3%	-4.6%	-2.2%
Other income	0.0%	2.5%	0.0%	2.5%
Loss from operations before income taxes	-10.8%	-4.5%	-13.8%	-6.5%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net Loss	-10.9%	-4.6%	-13.9%	-6.6%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Consolidated Results of Operations

Revenue.   Revenue decreased by $6.2 million, or 9.1%, to $61.9 million for the three months ended June 30, 2017 from $68.1 million for the prior year comparable period.  The decrease in revenue is mainly attributable to the suspension of new student starts at campuses in our Transitional segment, which accounted for approximately 93% of the total revenue decline; and a 3.4% decline in average revenue per student in the Healthcare and Other Professions segment due to shifts in program mix combined with tuition rate decreases in various programs.

Index
Total student starts decreased by 16.1% to approximately 2,600 from 3,100 for the three months ended June 30, 2017 as compared to the prior year comparable period.  The decrease was largely due to the suspension of new student starts for the Transitional segment which is down 100% as compared to the prior year comparable quarter.   The Transportation and Skilled Trades segment starts were down 9.0% and the Healthcare and Other Professions segment starts were up 2.7% for the three months ended June 30, 2017 as compared to the prior year comparable period.

Starts in the Transportation and Skilled Trades segment were down for the three months ended June 30, 2017 as a result of lower than expected high school start rates.  The shortfall occurred primarily at three campuses and was directly attributable to affordability and sustainability of student engagement between enrollment and start date.  Sustaining student engagement following enrollment, especially when the enrollment occurs months in advance, requires constant contact.  In addition, in striving to find the optimum affordability balance, the Company experienced a start decline in markets where scholarships were scaled back.  Certain external factors that are also driving the softer than expected start rate include low unemployment rates and increased wages for both skilled and unskilled labor.  The Company believes such external factors have caused many potential students to postpone training and enter the workforce directly upon graduation from high school.  Further, contributing to the decline in high school student starts is the lead time between the initial recruitment efforts and the actual start date, which could be up to one year.  High school students comprise approximately 30% of the segment’s population.  In an effort to increase high school enrollments, the Company has made various changes to processes and organizational structure.  As a result, enrollments for the quarter remained essentially flat; however, as noted above starts declined.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $3.2 million, or 8.9%, to $32.4 million for the three months ended June 30, 2017 from $35.6 million in the prior year comparable quarter.  This decrease is mainly attributable to the Transitional segment which accounted for $3.1 million in cost reductions as campuses in the segment prepare to close during this fiscal year.

Educational services and facilities expenses, as a percentage of revenue remained essentially flat at 52.4% for the three months ended June 30, 2017 from 52.2% in the prior year comparable period.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $0.2 million, or 0.6%, to $35.6 million for the three months ended June 30, 2017 from $35.8 million in the comparable quarter of 2016.  The decrease was primarily due to the Transitional segment, which accounted for approximately $3.2 million in cost reductions as campuses in the segment prepare to close during this fiscal year.  Partially offsetting the cost reductions are $2.0 million in increased administrative costs and $1.3 million in additional sales and marketing expense.

Administrative expense increased primarily due to a $0.9 million increase in bad debt expense as a result of higher student accounts receivable, higher account write-offs, and timing of Title IV funds receipts; and a $1.0 million increase in medical costs as compared to the prior year.  In 2016, the Company had historically low medical claims as compared to medical claims in the current year, resulting in the significant increase quarter over quarter.

Sales and marketing expense increased by $1.3 million, or 10.8%, from strategic marketing initiatives intended to reach more students. These initiatives resulted in a slight improvement in starts in the adult demographic quarter over quarter.

As a percentage of revenues, selling, general and administrative expense increased to 57.5% for the three months ended June 30, 2017 from 52.5% in the comparable prior year period.

Net interest expense. For the three months ended June 30, 2017 net interest expense decreased by $0.8 million, or 55% to $0.7 million from $1.5 million in the prior year comparable period.  The cost reductions resulted from favorable terms under our new Credit Facility with Sterling National Bank effective on March 31, 2017.

Other Income.  For the three months ended June 30, 2017 other income decreased by $1.7 million from the prior year comparable period.  The $1.7 million of other income in 2016 reflected the amortization of a one-time gain from the modification of a lease at three of the Company’s campuses which were previously accounted for as finance obligations in the prior year.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.7% of pretax loss, for the three months ended June 30, 2017, compared to $0.1 million, or 1.6% of pretax loss, in the prior year comparable period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Index
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Consolidated Results of Operations

Revenue.   Revenue decreased by $11.6 million, or 8.3%, to $127.1 million for the six months ended June 30, 2017 from $138.7 million for the prior year comparable period.  The decrease in revenue is mainly attributable to the suspension of new student enrollments at campuses in our Transitional segment, which accounted for approximately 87% of the total revenue decline; and a 2.7% decline in average revenue per student in the Healthcare and Other Professions segment due to shifts in program mix combined with tuition rate decreases in various programs.

Total student starts decreased by 13.8% to approximately 5,500 from 6,300 for the six months ended June 30, 2017 as compared to the prior year comparable period.  The decrease was largely due to the suspension of new student starts for the Transitional segment which had 132 students for the six months ended June 30, 2017 as compared to 806 students in the prior year comparable period.   The Transportation and Skilled Trades segment starts were down 3.1% and the Healthcare and Other Professions segment starts were down 4.7% for the six months ended June 30, 2017 as compared to the prior year comparable period.

Starts in the Transportation and Skilled Trades segment were down for the six months ended June 30, 2017 as a result of lower than expected high school start rates.  The shortfall occurred mainly at three campuses and was directly attributable to affordability and sustainability of student engagement between enrollment and start date.  Sustaining student engagement following enrollment, especially when enrollment occurs months in advance, requires constant contact.  In addition, in striving to find the optimum affordability balance the Company experienced a start decline in markets where scholarships were scaled back.  Certain external factors that are also driving the softer than expected start rate include low unemployment rates and increased wages for both skilled and unskilled labor.  The Company believes such external factors have caused many potential students to postpone training and enter the workforce directly upon graduation from high school.  Further, contributing to the decline in high school student starts is the lead time between the initial recruitment efforts and the actual start date, which could be up to one year.  High school students comprise approximately 30% of the segment’s population.  In an effort to increase high school enrollments, the Company has made various changes to processes and organizational structure.  As a result, enrollments for the quarter remained essentially flat; however, as noted above, starts declined.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $7.6 million, or 10.4%, to $65.1 million for the six months ended June 30, 2017 from $72.7 million in the prior year comparable period.  This decrease is mainly attributable to the Transitional segment which accounted for $7.1 million in cost reductions as campuses in the segment prepare to close during this fiscal year.

Educational services and facilities expenses, as a percentage of revenue decreased to 51.2% for the six months ended June 30, 2017 from 52.4% in the prior year comparable period.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $2.0 million, or 2.7%, to $73.9 million for the six months ended June 30, 2017 from $75.9 million in the comparable period of 2016.  The decrease was primarily due to the Transitional segment, which accounted for approximately $6.6 million in cost reductions as campuses in the segment prepare to close during this fiscal year.  Partially offsetting these costs reductions are $2.3 million in increased administrative expense; and $2.6 million in additional sales and marketing expense.

Administrative expense increased primarily due to a $1.5 million increase in bad debt expense as a result of higher student accounts receivable, higher account write-offs, and timing of Title IV funds receipts; and a $1.0 million increase in medical costs as compared to the prior year.  In 2016, the Company had historically low medical claims as compared to this year resulting in the significant increase for the six months ended June 30, 2017 as compared to the prior comparable period.

Sales and marketing expense increased by $2.6 million, or 10.4%, primarily as a result of $2.0 million in increased marketing expense, in combination with an increase in sales spending of $0.6 million.  Increased marketing spend was part of a strategic marketing initiatives intended to reach more students. These initiatives resulted in a slight improvement in starts in the adult demographic for the six months ended June 30, 2017 as compared to the prior comparable period.

As a percentage of revenues, selling, general and administrative expense increased to 58.1% for the six months ended June 30, 2017 from 54.7% in the comparable prior year period.

Index
As of June 30, 2017, we had total outstanding loan commitments to our students of $42.2 million, as compared to $40.0 million at December 31, 2016.  Loan commitments, net of interest that would be due on the loans through maturity, were $31.4 million at June 30, 2017, as compared to $30.0 million at December 31, 2016.  The increase in loan commitments was due in part to the seasonality of the Company’s operations.  Students that miss the fall enrollments in the third and fourth quarter typically start in the first and second quarter of the new year.  Students requiring additional subsidy for tuition increased 6.1% to approximately 6,200 for the six months ended June 30, 2017 as compared to approximately 5,900 for the year ended December 31, 2016.

Gain on sale of assets.  Gain on sale of fixed assets decreased by $0.3 million for the six months ended June 30, 2017 primarily as a result of the sale of certain of the Company’s assets during the six months ended June 30, 2016.

Net interest expense. For the six months ended June 30, 2017 net interest expense increased by 2.8 million, or 91% to $5.8 million from $3.1 million in the prior year comparable period.  The increase was mainly attributable to a $2.2 million non-cash write-off of previously capitalized deferred financing fees; and $1.7 million of additional costs relating to the early retirement of our previous term loan.  These costs were incurred at March 31, 2017 when the Company entered into a new revolving credit facility with Sterling National Bank.

Other Income.  For the six months ended June 30, 2017 other income decreased by $3.4 million from the prior year comparable period.  The $3.4 million in 2016 reflected the amortization of a one-time gain from the modification of a lease at three of the Company’s campuses which were previously accounted for as finance obligations in the prior year.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.6% of pretax loss, for the three months ended June 30, 2017, compared to $0.1 million, or 1.1% of pretax loss, in the prior year comparable period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

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

In the past, we offered any combination of programs at any campus.  We have shifted our focus to program offerings that create greater differentiation among campuses and attain excellence to attract more students and gain market share.  Also, strategically, we began offering continuing education training to select employers who hire our students and this is best achieved at campuses focused on their profession.

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

Index
Transitional – Transitional refers to operations that are being phased out or closed and consists of our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  In addition, in March 2017, the Board of Directors of the Company approved a plan to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools are being taught out and expected to be closed in December 2017.  During the year ended December 31, 2016, the Company announced the closing of our Northeast Philadelphia, Pennsylvania, Center City Philadelphia, Pennsylvania and West Palm Beach, Florida facilities.  These schools are expected to be fully taught out on August 31, 2017, August 31, 2017, and September 30, 2017, respectively.  In the first quarter of 2016, we completed the teach-out of our Fern Park, Florida campus.   In addition, in the fourth quarter of 2016, we completed the teach-out of our Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide the shareholders with the maximum return on their investment.  Campuses in the Transitional segment have been subject to this process and have been strategically identified for closure.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table present results for our three reportable segments for the three months ended June 30, 2017 and 2016:

	Three Months Months Ended June 30, 2017
	2017	2016	% Change
Revenue:
Transportation and Skilled Trades	$41,310	$41,032	0.7%
Healthcare and Other Professions	17,932	18,661	-3.9%
Transitional	2,623	8,387	-68.7%
Total	$61,865	$68,080	-9.1%

Operating Income (Loss):
Transportation and Skilled Trades	$850	$2,430	-65.0%
Healthcare and Other Professions	(634)	918	-169.1%
Transitional	(833)	(1,458)	42.9%
Corporate	(5,414)	(5,123)	-5.7%
Total	$(6,031)	$(3,233)	-86.5%

Starts:
Transportation and Skilled Trades	1,762	1,936	-9.0%
Healthcare and Other Professions	842	820	2.7%
Transitional	-	348	-100.0%
Total	2,604	3,104	-16.1%

Average Population:
Transportation and Skilled Trades	6,532	6,490	0.6%
Healthcare and Other Professions	3,471	3,492	-0.6%
Transitional	579	1,535	-62.3%
Total	10,582	11,517	-8.1%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Transportation and Skilled Trades
Student start results decreased by 9.0% to 1,762 from 1,936 for the three months ended June 30, 2017 as compared to the prior year comparable period.    This decrease was a result of lower than expected start rates for high school students.  The majority of the decline occurred at three campuses and was directly attributable to affordability and sustainability of student engagement between enrollment and start date.  In addition, in striving to find the optimum affordability balance the Company experienced a start decline in markets where scholarships were scaled back.  External factors including low unemployment rates and increased wages for both skilled and unskilled labor also contributed to the decline in student starts.

Index
Operating income decreased by $1.6 million, or 65.0%, to $0.9 million from $2.4 million in the prior year comparable period mainly driven by the following factors:

•
Revenue increased by $0.3 million, or 0.7% to $41.3 million for the three months ended June 30, 2017 from $41.0 million in the prior year comparable period.  The increase in revenue was primarily driven by higher carry in population compared to the prior year comparable period.

•
Educational services and facilities expense remained essentially flat only increasing by $0.1 million quarter over quarter.  This increase is primarily attributable to increased costs associated with materials used for instructional purposes.

•
Selling, general and administrative expenses increased by $1.8 million due to $0.9 million of additional bad debt expense primarily the result of higher student accounts receivable, higher account write-offs, and timing of Title IV fund receipts.    In addition, sales and marketing expense increased by $0.7 million resulting from strategic marketing initiatives intended to reach more students.  These initiatives resulted in a slight improvement in starts in the adult demographic quarter over quarter.

Healthcare and Other Professions
Student start results increased by 2.7% to 842 from 820 for the three months ended June 30, 2017 as compared to the prior year comparable period.

Operating loss for the three months ended June 30, 2017 was $0.6 million compared to operating income of $0.9 million in the prior year comparable period.  The $1.6 million change was mainly driven by the following factors:

•
Revenue decreased to $17.9 million for the three months ended June 30, 2017, as compared to $18.7 million in the prior year comparable quarter.  The decrease in revenue is mainly attributable to a 3.4% decline in average revenue per student due to shifts in our program mix combined with tuition rate decreases in various programs.  Slightly offsetting the decline in revenue was a 2.7% increase in student starts for the quarter compared to the prior year comparable period.

•	Educational services and facilities expense remained essentially flat for the three months ended June 30, 2017 as compared to the prior year comparable period.
•
Selling general and administrative expenses increased by $1.0 million primarily resulting from a $0.6 million increase in sales and marketing expense, which has driven student starts up 2.7% quarter over quarter and a $0.3 million increase in administrative expenses mainly the result of increased bad debt primarily due to higher student accounts receivable, higher account write-offs, and timing of Title IV fund receipts.

Transitional

The following table lists the schools that are categorized in the Transitional segment and their status as of June 30, 2017:

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

**Revenue for the campuses in the above table have been classified in the Transitional segment for comparability for the three months ended June 30, 2017 and 2016.

Revenue was $2.6 million for the three months ended June 30, 2017 as compared to $8.4 million in the prior year comparable period mainly attributable to the closing of campuses within this segment.

Operating loss decreased by $0.6 million to $0.8 million for the three months ended June 30, 2017 from $1.5 million in the prior year comparable period.  The decrease is primarily attributable to a decrease in salaries and benefits as a result of the suspension of new student enrollments and a declining student population.

Index
Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and Other costs increased by $0.3 million, or 5.7%, to $5.4 million from $5.1 million, for the prior year comparable period.

The increase in Corporate expenses was driven in part by a $1.0 million increase in medical expenses resulting from historically low claims in 2016 as compared to the three months ended June 30, 2017.  Partially offsetting this expense is a reduction in salaries and benefits of $0.7 million.

Included in Corporate and Other costs for the three months ended June 30, 2017 are approximately $0.3 million of additional dormitory costs directly relating to the closure of the Hartford, Connecticut campus on December 31, 2016.

The following table present results for our three reportable segments for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
	2017	2016	% Change
Revenue:
Transportation and Skilled Trades	$83,477	$83,304	0.2%
Healthcare and Other Professions	36,769	38,470	-4.4%
Transitional	6,898	16,950	-59.3%
Total	$127,144	$138,724	-8.3%

Operating Income (Loss):
Transportation and Skilled Trades	$2,898	$5,796	-50.0%
Healthcare and Other Professions	(474)	2,673	-117.7%
Transitional	(1,401)	(5,101)	72.5%
Corporate	(12,782)	(12,845)	0.5%
Total	$(11,759)	$(9,477)	-24.1%

Starts:
Transportation and Skilled Trades	3,486	3,596	-3.1%
Healthcare and Other Professions	1,843	1,933	-4.7%
Transitional	132	806	-83.6%
Total	5,461	6,335	-13.8%

Average Population:
Transportation and Skilled Trades	6,553	6,521	0.5%
Healthcare and Other Professions	3,552	3,618	-1.8%
Transitional	731	1,564	-53.3%
Total	10,836	11,703	-7.4%

End of Period Population:
Transportation and Skilled Trades	6,809	6,950	-2.0%
Healthcare and Other Professions	3,219	3,160	1.9%
Transitional	372	1,398	-73.4%
Total	10,400	11,508	-9.6%

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Transportation and Skilled Trades
Student start results decreased by 3.1% to 3,486 from 3,596 for the six months ended June 30, 2017 as compared to the prior year comparable period.  This decrease was a result of lower than expected start rates for high school students.  The decline occurred primarily at three campuses and was directly attributable to affordability and sustainability of student engagement between enrollment and start date.  In addition, in striving to find the optimum affordability balance the Company experienced a start decline in markets where scholarships were scaled back.  External factors including low unemployment rates and increased wages for both skilled and unskilled labor also contributed to the decline in student starts.

Index
Operating income decreased by $2.9 million, or 50.0%, to $2.9 million for the six months ended June 30, 2017 from $5.8 million in the prior year comparable period mainly driven by the following factors:

•
Revenue increased by $0.2 million, or 0.2% to $83.5 million for the six months ended June 30, 2017 from $83.3 million in the prior year comparable period.  The increase in revenue was primarily driven by higher carry in population compared to the prior year comparable period.

•
Educational services and facilities expense remained essentially flat only decreasing by $0.2 million.   The decrease was mainly due to decreased depreciation expense partially offset by an increase in instructional expense and an increase in books and tools expense.

•
Selling, general and administrative expense increased by $3.3 million due to $1.1 million of additional bad debt expense resulting from higher accounts receivable balances, higher account write-offs, and timing of Title IV fund receipts , as well as a $1.6 million increase in spending for sales and marketing.  The increased spending in sales and marketing was part of a strategic effort to attract student enrollments and increase brand awareness.  This initiative has yielded positive results in our adult demographic which was up slightly for the for the six months ended June 30, 2017 over the prior year comparable period; however, the high school demographic produced lower than expected starts in the current period.  Partially offsetting these expenses is a $0.4 million decrease in student services which can be attributed to reduced salaries and benefits.

Healthcare and Other Professions
Student start results decreased by 4.7% to 1,843 from 1,933 for the six months ended June 30, 2017 as compared to the prior year comparable period.

Operating loss for the six months ended June 30, 2017 was $0.5 million compared to operating income of $2.7 million in the prior year comparable period.  The $3.1 million change was mainly driven by the following factors:

•
Revenue decreased to $36.8 million for the six months ended June 30, 2017, as compared to $38.5 million in the prior year comparable quarter.  The decrease in revenue is mainly attributable to a 2.7% decline in average revenue per student due to shifts in our program mix combined with tuition rate decreases in various programs

•
Educational services and facilities expense decreased by $0.3 million, or 1.3% to $19.7 million for the six months ended June 30, 2017, from $19.9 million in the prior year comparable period.  The decrease was primarily the result of $0.4 million of costs reductions in facilities expense as a result of reduced rent expense and real estate taxes resulting from the relocation of one of our campuses in the second quarter of 2016.  Partially offsetting the costs reduction is an increase of $0.2 million in books and tools expense as a result of increased purchasing of new laptops for students attending certain programs in combination with increases in salaries and benefits.

•
Selling general and administrative expenses increased by $1.7 million primarily resulting from a $1.0 million increase in sales and marketing expense; and a $0.6 million increase in administrative expenses mainly the result of bad debt expense which increased due to higher student accounts receivable, higher account write-offs, and timing of Title IV fund receipts.

Transitional
Revenue was $6.9 million for the six months ended June 30, 2017 as compared to $17.0 million in the prior year comparable period mainly attributable to the closing of campuses within this segment.

Operating loss decreased by $3.7 million to $1.4 million for the six months ended June 30, 2017 from $5.1 million in the prior year comparable period.  The decrease is primarily attributable to a decrease in salaries and benefits as a result of the suspension of new student enrollments and a declining student population.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and Other costs remained essentially flat for the six months ended June 30, 2017 when compared to the prior year comparable period.  Included in the expenses for the six months ended June 30, 2017 are approximately $1.0 million in increased medical expenses resulting from historically low medical claims in 2016 as compared to the six months ended June 30, 2017, partially offset by a reduction in salaries and benefits of $0.5 million in the current period.

Included in Corporate and Other costs for the six months ended June 30, 2017 are approximately $0.6 million of additional dormitory costs directly relating to the closure of the Hartford, Connecticut campus on December 31, 2016.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by borrowings under our credit facilities.  The following chart summarizes the principal elements of our cash flow:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(19,511)	$(18,138)
Net cash used in investing activities	(1,766)	(307)
Net cash provided by (used in) financing activities	7,423	(9,025)

At June 30, 2017, the Company had $13.4 million of cash, cash equivalents and restricted cash (which includes $6.2 million of restricted cash) as compared to $47.7 million of cash, cash equivalents and restricted cash (which includes $26.7 million of restricted cash) as of December 31, 2016.  This decrease is primarily the result of a net loss during the six months ended June 30, 2017; repayment of $44.3 million under our previous term loan facility; and seasonality of the business.

For the last several years, the Company and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  Despite these events, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

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

Operating Activities

Net cash used in operating activities was $19.5 million for the six months ended June 30, 2017 compared to $18.1 million for the comparable period of 2016.  For the six months ended June 30, 2017, changes in our operating assets and liabilities resulted in cash outflows of $15.3 million primarily attributable to decreases in deferred revenue, accounts receivable, accounts payable and accrued expenses.  The decrease in deferred revenue resulted in a cash outflow of $4.3 million primarily attributable to the timing of student starts, the number of students in school and the status of students in relation to the completion of their program at June 30, 2017 when compared to June 30, 2016.  The decrease in accounts receivable resulted in a cash outflow of $9.3 million primarily due to the timing of Title IV disbursements and other cash receipts on behalf of our students.  The net decrease in accounts payable and accrued expenses resulted in a cash outflow of $1.8 million and was attributable to the timing of invoices received during the quarter.

Index
Investing Activities

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2017 compared to $0.3 million for the prior year comparable period.   Our primary use of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our campuses in Grand Prairie, Texas; Nashville, Tennessee; West Palm Beach, Florida, Suffield, Connecticut; and Denver, Colorado.  The sale of two of our three properties in West Palm Beach, Florida, is pending for a cash purchase price of $15.7 million.  We expect to close on the sale of the West Palm Beach, Florida property in the third quarter of 2017.

Capital expenditures are expected to approximate 2% of revenues in 2017.  We expect to fund future capital expenditures with cash generated from operating activities, borrowings under our revolving credit facility, and cash from our real estate monetization, including the pending sale of the Company’s West Palm Beach, Florida property.  On April 28, 2017, the Company obtained from its lender, Sterling National Bank, an $8 million short-term loan secured by the West Palm Beach, Florida property.  This loan must be repaid upon the earlier of the sale of the West Palm Beach, Florida property or October 1, 2017.

Financing Activities

Net cash provided by financing activities was $7.4 million as compared to net cash used of $9.0 million for the six months ended June 30, 2017 and 2016, respectively. The increase of $16.4 million was primarily due to three main factors: (a) net borrowing of $9.0 million; (b) $2.9 million in lease termination fees paid in the prior year; and (c) the reclassification of $5 million in restricted cash in the prior year.

Net borrowings consisted of: (a) total borrowing to date under our new secured revolving credit facility of $38.0 million; (b) reclassification of payments of borrowing from restricted cash of $20.3 million; and (c) $49.3 million in total repayments made by the Company.

Credit Agreement

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  The Credit Facility consists of (a) a $30 million loan facility (“Facility 1”), which is comprised of a $25 million revolving loan designated as “Tranche A” and a $5 million non-revolving loan designated as “Tranche B,” which Tranche B was repaid during the quarter ended June 30, 2017 and (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million.  The Credit Facility replaces a term loan facility (the “Prior Credit Facility”) from a lender group led by HPF Service, LLC, which was repaid and terminated concurrently with the effectiveness of the Credit Facility.  The term of the Credit Facility is 38 months, maturing on May 31, 2020.

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

Also, at closing, $5 million was drawn under Tranche B and, pursuant to the terms of the Credit Agreement, was deposited into an interest-bearing pledged account (the “Pledged Account”) in the name of the Company maintained at the Bank in order to secure payment obligations of the Company with respect to the costs of remediation of any environmental contamination discovered at certain of the mortgaged properties upon completion of environmental studies undertaken at such properties.  Pursuant to the terms of the Credit Agreement, funds will be released from the Pledged Account upon request by the Company to reimburse the Company for costs incurred for environmental remediation, if required.  Upon the completion of any such environmental remediation or upon determination that no environmental remediation is necessary, funds remaining in the Pledged Account will be released from the Pledged Account and applied to the outstanding principal balance of Tranche B and availability under Tranche B will be permanently reduced to zero and, accordingly, the maximum principal amount of Facility 1 will be permanently reduced to $25 million.  During the quarter ended June 30, 2017 the environmental studies were completed and revealed no environmental issues existing at the properties.  Accordingly, pursuant to the terms of the Credit Agreement, the $5 million on deposit in the Pledged Account was released and used to repay the non-revolving loan outstanding under Tranche B.  Upon the repayment of Tranche B, the maximum principal amount of Facility 1 was permanently reduced to $25 million.

Index
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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss commencing on December 31, 2018 and require a minimum adjusted EBITDA and a minimum tangible net worth, which is an annual covenant, as well as events of default customary for facilities of this type.  As of June 30, 2017, the Company is in compliance with all covenants.

In connection with the Credit Agreement, the Company paid the Bank an origination fee in the amount of $250,000 and other fees and reimbursements that are customary for facilities of this type.

The Company incurred an early termination premium of approximately $1.8 million in connection with the termination of the Prior Credit Facility.

On April 28, 2017, the Company entered into an additional secured credit agreement with its existing lender, Sterling National Bank, pursuant to which the Company has obtained a short term loan in the principal amount of $8 million, the proceeds of which are to be used for working capital and general corporate purposes.  The loan bears interest at a rate per annum equal to the greater of the Bank’s prime rate plus 2.50% or 6.00%.

The loan is secured by property located in West Palm Beach, Florida at which schools operated by the Company are currently located.  The loan is payable interest only until its maturity, which will occur upon the earlier of October 1, 2017 and the date of the sale of the West Palm Beach, Florida property.  The Company has entered into a contract to sell two of three properties located in West Palm Beach, Florida to Tambone Companies, LLC for a cash purchase price of $15.7 million.  The Company expects this sale to be completed in the third quarter of 2017.

As of June 30, 2017, the Company had $33 million outstanding under the Credit Facility (which includes the short term loan of $8 million); offset by $1.0 million of deferred finance fees.  As of December 31, 2016, the Company had $44.3 million outstanding under the Prior Credit Facility; offset by $2.3 million of deferred finance fees which were written-off.  As of June 30, 2017 and December 31, 2016 there were letters of credit in the aggregate principal amount of $6.2 million outstanding, respectively.  As of June 30, 2017, there are no revolving loans outstanding under Facility 2.

Index
The following table sets forth our long-term debt (in thousands):

	June 30, 2017	December 31, 2016
Credit agreement	$32,023	$-
Term loan	-	44,267
	32,023	44,267
Less current maturities	(8,000)	(11,713)
	$24,023	$32,554

As of June 30, 2017, we had outstanding loan commitments to our students of $42.2 million, as compared to $40.0 million at December 31, 2016.  Loan commitments, net of interest that would be due on the loans through maturity, were $31.4 million at June 30, 2017, as compared to $30.0 million at December 31, 2016.

Contractual Obligations

Long-term Debt.  As of June 30, 2017, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$33,000	$8,000	$-	$25,000	$-
Operating leases	90,930	20,446	34,008	18,268	18,208
Total contractual cash obligations	$123,930	$28,446	$34,008	$43,268	$18,208

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017, except for surety bonds.  As of June 30, 2017, we posted surety bonds in the total amount of approximately $14.3 million.  Cash collateralized letters of credit of $6.2 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Regulatory Update

On July 6, 2017, the DOE notified our Indianapolis, Indiana campus that an on-site Program Review is scheduled to begin on August 14, 2017. The Program Review will assess the institution’s administration of Title IV Programs in which the campus participated for the 2015-2016 and 2016-2017 award years.

On August 2, 2017, the DOE issued its Final Program Review Determination (“FPRD”) letter to the Columbia, MD, school that included the DOE’s review of our initial response and corrective actions for the five findings originally noted in the June 29, 2015, program review report.  The DOE concluded in its FPRD letter that the school had taken the corrective actions necessary to resolve and close the first four findings.  The DOE concluded in the fifth finding that there were violations of the Clery Act, but accepted the school’s response and stated that it now considers the finding closed for program review purposes.  However, the DOE reserved the right to impose an administrative action and/or require additional corrective actions by the school in connection with the Clery Act finding in the report.  The DOE did not impose any financial liabilities in any of the five findings in the FPRD letter.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On March 31, 2017, the Company repaid in full and terminated a previously existing term loan with the proceeds of a new revolving credit facility provided by Sterling National Bank in an aggregate principal amount of up to $50 million, which revolving credit facility is referred to in this report as the “Credit Facility.”  Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under the Credit Facility bear interest at the rate of 6.75% as of June 30, 2017.  As of June 30, 2017, we had $33 million outstanding under the Credit Facility (which includes the short term loan of $8 million).

Based on our outstanding debt balance as of June 30, 2017, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.3 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing. Any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3 and in Note 14 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2017.

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

Item 6.	EXHIBITS

Exhibit Number	Description

10.1(1)	Credit Agreement dated as of April 28, 2017 among Lincoln Educational Services Corporation, its subsidiaries, and Sterling National Bank

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 10, 2017	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

10.1(1)	Credit Agreement dated as of April 28, 2017 among Lincoln Educational Services Corporation, its subsidiaries, and Sterling National Bank

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.