Form 10-Q
period 2017-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2017-11-13
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 8, 2017, there were 24,719,055 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,277	$21,064
Restricted cash	7,189	6,399
Accounts receivable, less allowance of $13,034 and $12,375 at September 30, 2017 and December 31, 2016, respectively	18,503	15,383
Inventories	1,787	1,687
Prepaid income taxes and income taxes receivable	195	262
Assets held for sale	3,021	16,847
Prepaid expenses and other current assets	2,187	2,894
Total current assets	40,159	64,536

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $162,189 and $157,152 at September 30, 2017 and December 31, 2016, respectively	54,083	55,445

OTHER ASSETS:
Noncurrent restricted cash	-	20,252
Noncurrent receivables, less allowance of $1,304 and $977 at September 30, 2017 and December 31, 2016, respectively	7,827	7,323
Goodwill	14,536	14,536
Other assets, net	954	1,115
Total other assets	23,317	43,226
TOTAL	$117,559	$163,207

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement and term loan	$-	$11,713
Unearned tuition	26,200	24,778
Accounts payable	10,423	13,748
Accrued expenses	14,619	15,368
Other short-term liabilities	2,122	653
Total current liabilities	53,364	66,260

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	16,721	30,244
Pension plan liabilities	4,981	5,368
Accrued rent	4,672	5,666
Other long-term liabilities	685	743
Total liabilities	80,423	108,281

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2017 and December 31, 2016; issued and outstanding: 30,629,596 shares at September 30, 2017 and 30,685,017 shares at December 31, 2016	141,377	141,377
Additional paid-in capital	29,073	28,554
Treasury stock at cost - 5,910,541 shares at September 30, 2017 and December 31, 2016	(82,860)	(82,860)
Accumulated deficit	(45,234)	(26,044)
Accumulated other comprehensive loss	(5,220)	(6,101)
Total stockholders' equity	37,136	54,926
TOTAL	$117,559	$163,207

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE	$67,308	$74,267	$194,452	$212,991
COSTS AND EXPENSES:
Educational services and facilities	34,070	37,543	99,183	110,234
Selling, general and administrative	35,499	37,402	109,378	113,307
Gain on sale of assets	(1,530)	(7)	(1,619)	(402)
Total costs & expenses	68,039	74,938	206,942	223,139
OPERATING LOSS	(731)	(671)	(12,490)	(10,148)
OTHER:
Interest income	7	69	47	141
Interest expense	(716)	(1,497)	(6,597)	(4,629)
Other income	-	1,678	-	5,109
LOSS BEFORE INCOME TAXES	(1,440)	(421)	(19,040)	(9,527)
PROVISION FOR INCOME TAXES	50	50	150	150
NET LOSS	$(1,490)	$(471)	$(19,190)	$(9,677)
Basic
Net loss per share	$(0.06)	$(0.02)	$(0.80)	$(0.41)
Diluted
Net loss per share	$(0.06)	$(0.02)	$(0.80)	$(0.41)
Weighted average number of common shares outstanding:
Basic	24,024	23,499	23,866	23,433
Diluted	24,024	23,499	23,866	23,433

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,490)	$(471)	$(19,190)	$(9,677)
Other comprehensive income
Employee pension plan adjustments	440	222	881	666
Comprehensive loss	$(1,050)	$(249)	$(18,309)	$(9,011)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2017	30,685,017	$141,377	$28,554	$(82,860)	$(26,044)	$(6,101)	$54,926
Net loss	-	-	-	-	(19,190)	-	(19,190)
Employee pension plan adjustments	-	-	-	-	-	881	881
Stock-based compensation expense
Restricted stock	128,810	-	948	-	-	-	948
Net share settlement for equity-based compensation	(184,231)	-	(429)	-	-	-	(429)
BALANCE - September 30, 2017	30,629,596	$141,377	$29,073	$(82,860)	$(45,234)	$(5,220)	$37,136

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2016	29,727,555	$141,377	$27,292	$(82,860)	$2,260	$(7,072)	$80,997
Net loss	-	-	-	-	(9,677)	-	(9,677)
Employee pension plan adjustments	-	-	-	-	-	666	666
Stock-based compensation expense
Restricted stock	1,079,267	-	1,086	-	-	-	1,086
Net share settlement for equity-based compensation	(38,389)	-	(107)	-	-	-	(107)
BALANCE - September 30, 2016	30,768,433	$141,377	$28,271	$(82,860)	$(7,417)	$(6,406)	$72,965

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,190)	$(9,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,438	8,590
Amortization of deferred finance charges	503	704
Write-off of deferred finance charges	2,161	-
Gain on disposition of assets	(1,619)	(402)
Gain on capital lease termination	-	(5,032)
Fixed asset donation	(18)	(123)
Provision for doubtful accounts	10,393	10,116
Stock-based compensation expense	948	1,086
Deferred rent	(981)	(358)
(Increase) decrease in assets:
Accounts receivable	(14,017)	(17,430)
Inventories	(100)	24
Prepaid income taxes and income taxes receivable	67	75
Prepaid expenses and current assets	699	763
Other assets, net	(1,173)	(1,401)
Increase (decrease) in liabilities:
Accounts payable	(3,283)	3,843
Accrued expenses	(762)	1,611
Unearned tuition	1,422	(1,966)
Other liabilities	1,905	64
Total adjustments	2,583	164
Net cash used in operating activities	(16,607)	(9,513)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,765)	(2,155)
Restricted cash	(790)	1,080
Proceeds from sale of property and equipment	15,452	432
Net cash provided by (used in) investing activities	10,897	(643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(64,766)	(386)
Proceeds from borrowings	38,000	-
Reclassifications of payments of borrowings from restricted cash	20,252	-
Proceeds of borrowings from restricted cash	(5,000)	(5,022)
Payments of borrowings from restricted cash	5,000	-
Payment of deferred finance fees	(1,134)	(645)
Net share settlement for equity-based compensation	(429)	(107)
Principal payments under capital lease obligations	-	(2,864)
Net cash used in financing activities	(8,077)	(9,024)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,787)	(19,180)
CASH AND CASH EQUIVALENTS—Beginning of period	21,064	38,420
CASH AND CASH EQUIVALENTS—End of period	$7,277	$19,240

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2017	2016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,449	$4,020
Income taxes	$121	$122
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,447	$2,033

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 25 schools in 15 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs offered by the U.S. Department of Education (the “DOE”) and applicable state education agencies which allow students to apply for and access federal student loans as well as other forms of financial aid.

We operate in three reportable business segments:  (a) Transportation and Skilled Trades segment, (b) Healthcare and Other Professions (“HOPS”) segment, and (c) Transitional segment which refers to businesses that have been or are currently being taught out.  In November 2015, the Board of Directors approved a plan for the Company to divest the schools included in the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. When the decision was first made by the Board of Directors to divest HOPS, 18 campuses were operating in this segment.  By the end of 2017, we will have strategically closed seven underperforming campuses leaving a total of eleven campuses remaining under the HOPS segment.   The Company believes that the closures and planned closures of the aforementioned campuses has positioned this segment and the Company to be profitable going forward as well as maximizing returns for the Company’s shareholders.

The combination of several factors, including the inability of a prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the operations of the HOPS segment, the closure of seven underperforming campuses and the change in federal government administration, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, in the first quarter of 2017, the Board of Directors abandoned the plan to divest the HOPS segment and the Company intends to retain the HOPS segment.  The results of operations of the campuses included in the HOPS segment are reflected as continuing operations in the condensed consolidated financial statements.

In the fourth quarter of 2016, the Company completed the teach-out of its Hartford, Connecticut and Henderson (Green Valley), Nevada campuses which originally operated in the HOPS segment.  Also in 2017, the Company completed the teach-out of its Northeast Philadelphia, Pennsylvania; Center City Philadelphia, Pennsylvania; and West Palm Beach, Florida facilities which also originally operated in the HOPS segment.  In addition, in March 2017, the Board of Directors approved a plan to not renew the leases at our schools in Brockton, Massachusetts and Lowell, Massachusetts which also were originally in our HOPS segment and which are being taught out and expected to be closed in December 2017, and are now are included in the Transitional segment as of September 30, 2017.  In October 2017, the Company agreed to a $1.5 million lease termination with University City Science Center to terminate the lease for our recently closed school located in Center City Philadelphia, Pennsylvania which is included in our Transitional segment.

On August 14, 2017, New England Institute of Technology at Palm Beach, Inc., a wholly-owned subsidiary of the Company, consummated the anticipated sale of the real property located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”) to Tambone Companies, LLC (“Tambone”), pursuant to a previously disclosed purchase and sale agreement (the “West Palm Sale Agreement”) entered into on March 14, 2017. Pursuant to the terms of the West Palm Sale Agreement, as subsequently amended, the purchase price for the West Palm Beach Property was $15.8 million. As a result, the Company recorded a gain on the sale in the amount of $1.5 million. As previously disclosed, the West Palm Beach Property served as collateral for a short term loan in the principal amount of $8.0 million obtained by the Company from its lender, Sterling National Bank, on April 28, 2017, which loan matured upon the earlier of the sale of the West Palm Beach Property or October 1, 2017.  Accordingly, on August 14, 2017, concurrently with the consummation of the sale of the West Palm Beach Property, the Company repaid the term loan in an aggregate amount of $8.0 million, consisting of principal and accrued interest.

Index
Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these challenges, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At September 30, 2017, the Company’s sources of cash primarily included cash and cash equivalents of $14.5 million (of which $7.2 million is restricted) and $7.5 million of availability under the Company’s revolving loan facility discussed below. The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

In addition to the current sources of capital discussed above that provide short term liquidity, the Company has been making efforts to sell its remaining West Palm Beach, Florida property and associated assets originally operated in the HOPS segment, which has been classified as held for sale and is expected to be sold within one year from the date of classification which was December 31, 2016.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2016 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2017.

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

New Accounting Pronouncements – The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) 2017-09, “Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2017-09 will have a material impact on its condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of comprehensive income separately from the service cost component and outside a subtotal of operating income. The ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 will have a material impact on its condensed consolidated financial statements.

Index
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 provides amendments to Accounting Standards Code (“ASC”) 350, “Intangibles - Goodwill and Other,” which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Company adopted the provisions of ASU 2017-04 as of April 1, 2017.  As fair values for our operating units exceed their carrying values, there has been no impact on our condensed consolidated financial statements.

The FASB has recently issued several amendments to the new standard on revenue recognition, ASU 2014-09, “Revenue from Contracts with Customers.” The amendments include ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations,” issued in March 2016, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing,” issued in April 2016, which amends the guidance in ASU No. 2014-09 related to identifying performance obligations. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures.

The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We have not adopted the new standard as yet but we will adopt the new standard effective January 1, 2018 using the modified retrospective approach. The Company’s assessment of the potential impact is substantially complete based on our review of current enrollment agreements and other revenue generating contracts. We believe the timing of recognizing revenue for tuition and student fees will not significantly change. The Company is closely reviewing its book revenue stream to determine whether the performance obligation of the Company is satisfied over time and revenue is recognized over the length of the student contract, which is the Company’s current practice with respect to revenue recognition, or whether the performance obligation of the Company is satisfied at the point in time and revenue is recognized when students’ books are delivered.  Additionally, we are currently assessing the impacts related to the accounting for contract assets separately from accounts receivable and are evaluating the point at which a student’s contract asset becomes a receivable.

We are in the process of updating our revenue accounting policy and implementing changes to our business processes and controls in response to the new standard, as necessary.  During the remainder of 2017, we are finalizing our revenue related documentation.  The Company expects to adopt the new standard on a modified retrospective basis with the cumulative effect of the change reflected in retained earnings as of January 1, 2018 but not restated for prior periods.

In November 2016, the FASB issued ASU 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the disparity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments will be applied using a retrospective transition method to each period presented. The Company anticipates that the adoption will not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company anticipates that the adoption will not have a material impact on the Company’s condensed consolidated financial statements.

The Company prospectively applied ASU 2016-09, “Improvements to Employee Share Based Payment Accounting,” to the condensed consolidated statement of operations for the recognition of tax benefits within the provision for taxes, which previously would have been recorded to additional paid-in capital. The impact for the nine months ended September 30, 2017 was $0. In addition, the Company retrospectively recognized no tax benefits within operating activities within the condensed consolidated statements of cash flow for the nine months ended September 30, 2017 and 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statements of cash flows, since such cash flows have historically been presented in financing activities. The treatment of forfeitures has not changed as the Company is electing to continue the current process of estimating the number of forfeitures. There was no cumulative effect adjustment required to retained earnings under the prospective method as of the beginning of the year because all tax benefits had been previously recognized when the tax deductions related to stock compensation were utilized to reduce tax payable. The Company is not recording deferred tax assets or tax losses as a result of the adoption of ASU 2016-09.

Index
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic shares outstanding	24,023,540	23,498,904	23,866,485	23,433,015
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	24,023,540	23,498,904	23,866,485	23,433,015

Index
For the three months ended September 30, 2017 and 2016, options to acquire 552,189 and 1,181,073 shares were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the nine months ended September 30, 2017 and 2016, options to acquire 572,428 and 668,307 shares were excluded from the above table because the Company reported a net loss for each quarter and, therefore, their impact on reported loss per share would have been antidilutive.  For the three and nine months ended September 30, 2017, options to acquire 170,667 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported income (loss) per share would have been antidilutive.

3.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the nine months ended September 30, 2017 and 2016.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that, as of September 30, 2017 and 2016, there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at September 30, 2017 and 2016 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2017	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2017	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2016	$117,176	$(93,881)	$23,295
Adjustments	-	-	-
Balance as of September 30, 2016	$117,176	$(93,881)	$23,295

As of September 30, 2017, the goodwill balance is related to the Transportation and Skilled Trades segment.  As of September 30, 2016, the goodwill balance consists of $14.5 million related to the Transportation and Skilled Trades segment and $8.8 million related to our HOPS segment.

Index
Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

Curriculum
Gross carrying amount at December 31, 2016	$160
Adjustments	-
Gross carrying amount at September 30, 2017	160

Accumulated amortization at December 31, 2016	128
Amortization	11
Accumulated amortization at September 30, 2017	139

Net carrying amount at September 30, 2017	$21

Weighted average amortization period (years)	10

Amortization of intangible assets was less than $0.1 million for each of the three and nine months ended September 30, 2017 and 2016.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2017	$4
2018	17
$21

4.          LONG-TERM DEBT

Long-term debt consist of the following:

	September 30, 2017	December 31, 2016
Credit agreement (a)	$17,500	$-
Term loan (a)	-	44,267
Deferred Financing Fees	(779)	(2,310)
	16,721	41,957
Less current maturities	-	(11,713)
	$16,721	$30,244

(a) On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  The Credit Facility consists of (a) a $30 million loan facility (“Facility 1”), which is comprised of a $25 million revolving loan designated as “Tranche A” and a $5 million non-revolving loan designated as “Tranche B,” which Tranche B was repaid during the quarter ended June 30, 2017, and (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million.  The Credit Facility replaces a term loan facility (the “Prior Credit Facility”) which was repaid and terminated concurrently with the effectiveness of the Credit Facility.  The term of the Credit Facility is 38 months, maturing on May 31, 2020.

Index
The Credit Facility is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company as well as mortgages on four parcels of real property owned by the Company in Connecticut, Colorado, Tennessee and Texas at which four of the Company’s schools are located.

At the closing of the Credit Facility, the Company drew $25 million under Tranche A of Facility 1, which, pursuant to the terms of the Credit Agreement, was used to repay the Prior Credit Facility and to pay transaction costs associated with closing the Credit Facility.  After the disbursement of such amounts, the Company retained approximately $1.8 million of the borrowed amount for working capital purposes.

Also, at closing, $5 million was drawn under Tranche B, which, pursuant to the terms of the Credit Agreement, was deposited into an interest-bearing pledged account (the “Pledged Account”) in the name of the Company maintained at the Bank in order to secure payment obligations of the Company with respect to the costs of remediation of any environmental contamination discovered at certain of the mortgaged properties based upon environmental studies undertaken at such properties.  During the quarter ended June 30, 2017, the environmental studies were completed and revealed no environmental issues existing at the properties and accordingly, pursuant to the terms of the Credit Agreement, the $5 million in the Pledged Account was released and used to repay the non-revolving loan outstanding under Tranche B.  Upon the repayment of Tranche B, the maximum principal amount of Facility 1 was permanently reduced to $25 million.

Pursuant to the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans are secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through draws from Facility 1 or other available cash of the Company.

Accrued interest on each revolving loan is payable monthly in arrears.  Revolving loans under Tranche A of Facility 1 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  The amount borrowed under Tranche B of Facility 1 and revolving loans under Facility 2 will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

Each issuance of a letter of credit under Facility 2 requires the payment of a letter of credit fee to the Bank equal to a rate per annum of 1.75% on the daily amount available to be drawn under the letter of credit, which fee is payable in quarterly installments in arrears.  Letters of credit totaling $7.2 million that were outstanding under a $9.5 million letter of credit facility previously provided to the Company by the Bank, which letter of credit facility was set to mature on April 1, 2017, are treated as letters of credit under Facility 2.

The terms of the Credit Agreement provide that the Bank be paid an unused facility fee on the average daily unused balance of Facility 1 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.  In addition, the Company is required to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances.  If in any quarter the required average aggregate account balance is not maintained, the Company is required to pay the Bank a fee of $12,500 for that quarter and, in the event that the Company terminates the Credit Facility or refinances with another lender within 18 months of closing, the Company is required to pay the Bank a breakage fee of $500,000.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss commencing on December 31, 2018 and require a minimum adjusted EBITDA and a minimum tangible net worth which is an annual covenant, as well as events of default customary for facilities of this type.  As of September 30, 2017, the Company is in compliance with all covenants.

In connection with the Credit Agreement, the Company paid an origination fee in the amount of $250,000 and other fees and reimbursements that are customary for facilities of this type.

The Company incurred an early termination premium of approximately $1.8 million in connection with the termination of the Prior Credit Facility.

On April 28, 2017, the Company entered into an additional secured credit agreement with the Bank, pursuant to which the Company obtained a short term loan in the principal amount of $8 million, the proceeds of which were used for working capital and general corporate purposes.  The loan, which had an interest rate per annum equal to the greater of the Bank’s prime rate plus 2.50% or 6.00%, was secured by real property assets located in West Palm Beach, Florida at which schools operated by the Company were located and matured upon the earlier of October 1, 2017 and the date of the sale of the West Palm Beach, Florida property.  The Company sold two of three properties located in West Palm Beach, Florida in the third quarter of 2017 and concurrently repaid the $8 million.

As of September 30, 2017, the Company had $17.5 million outstanding under the Credit Facility which was offset by $0.8 million of deferred finance fees.  As of December 31, 2016, the Company had $44.3 million outstanding under the Prior Credit Facility which was offset by $2.3 million of deferred finance fees, which were written-off.  As of September 30, 2017 and December 31, 2016, there were letters of credit in the aggregate principal amount of $7.2 million and $6.2 million outstanding, respectively.  As of September 30, 2017, there are no revolving loans outstanding under Facility 2.

Index
Scheduled maturities of long-term debt at September 30, 2017 are as follows:

Year ending December 31,
2017	$-
2018	-
2019	-
2020	17,500
$17,500

5.	STOCKHOLDERS’ EQUITY

Restricted Stock

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees receive awards of restricted shares of common stock based on service and performance.  The number of shares granted to each employee is based on the fair market value of a share of common stock on the date of grant.

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

For the nine months ended September 30, 2017 and 2016, the Company completed a net share settlement for 184,231 and 38,389 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2017 and/or 2016, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.4 million and $0.1 million for each of the nine months ended September 30, 2017 and 2016, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2016	1,143,599	$1.89
Granted	181,208	2.58
Canceled	(52,398)	5.63
Vested	(650,130)	1.74

Nonvested restricted stock outstanding at September 30, 2017	622,279	1.92

The restricted stock expense for the three months ended September 30, 2017 and 2016 was $0.3 million and $0.4 million, respectively.  The restricted stock expense for the nine months ended September 30, 2017 and 2016 was $0.9 million and $1.1 million, respectively.  The unrecognized restricted stock expense as of September 30, 2017 and December 31, 2016 was $0.6 million and $1.5 million, respectively.  As of September 30, 2017, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.6 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	218,167	$12.11	3.33 years	$-
Canceled	(47,500)	12.37		-

Outstanding at September 30, 2017	170,667	12.04	3.24 years	-

Vested or expected to vest	170,667	12.04	3.24 years	-

Exercisable as of September 30, 2017	170,667	12.04	3.24 years	-

As of September 30, 2017, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At September 30, 2017
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	122,667	3.50	$8.77	122,667	$8.77
$14.00-$19.99	17,000	2.09	19.98	17,000	19.98
$20.00-$25.00	31,000	2.85	20.62	31,000	20.62

	170,667	3.24	12.04	170,667	12.04

Index
6.	INCOME TAXES

The provision for income taxes for the three months ended September 30, 2017 and 2016 was less than $0.1 million, or 3.5% of pretax loss, and less than $0.1 million, or 11.9% of pretax loss, respectively.  The provision for income taxes for the nine months ended September 30, 2017 and 2016 was $0.2 million, or 0.8% of pretax loss, and $0.2 million, or 1.6% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of September 30, 2017.

7.	CONTINGENCIES

In the ordinary conduct of its business, the Company is subject to certain lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceedings to which it is a party will have a material adverse effect on the Company’s business, financial condition, and results of operations or cash flows.

8.	SEGMENTS

We currently operate in three reportable segments: (a) Transportation and Skilled Trades segment (b) Healthcare and Other Professions segment and (c) Transitional segment.  Our reportable segments represent a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment which have been determined based on a method by which we evaluate performance and allocate resources.  Our operating segments have been aggregated into three reportable segments because, in our judgment, the operating segments have similar services, types of customers, regulatory environment and economic characteristics.  Our reportable segments are described below.

Transportation and Skilled Trades – Transportation and Skilled Trades segment offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Healthcare and Other Professions – HOPS segment offers academic programs in the career-oriented disciplines of health sciences, hospitality and business and information technology (e.g. dental assistant, medical assistant, practical nursing, culinary arts and cosmetology).

Transitional – Transitional segment refers to operations that are being phased out or closed and our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  During the year ended December 31, 2016, the Company announced the closings of our Northeast Philadelphia, Pennsylvania; Center City Philadelphia, Pennsylvania; and West Palm Beach, Florida facilities which were fully taught out in 2017.  In the first quarter of 2016 we completed the teach-out of our Fern Park, Florida campus.  Also, in the fourth quarter of 2016, we completed the teach-out of our Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.  In addition, in March 2017, the Board of Directors approved a plan to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools are being taught out and expected to be closed in December 2017.

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

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
Transportation and Skilled Trades	$47,694	70.9%	$47,939	64.5%	$6,061	$6,120
Healthcare and Other Professions	18,428	27.4%	18,559	25.0%	(574)	(41)
Transitional	1,186	1.8%	7,769	10.5%	(2,495)	(2,029)
Corporate	-	0.0%	-	0.0%	(3,723)	(4,721)
Total	$67,308	100.0%	$74,267	100.0%	$(731)	$(671)

	For the Nine Months Ended September 30,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
Transportation and Skilled Trades	$131,169	67.5%	$131,243	61.6%	$8,960	$11,916
Healthcare and Other Professions	55,199	28.4%	57,030	26.8%	(1,047)	2,634
Transitional	8,084	4.2%	24,718	11.6%	(3,900)	(7,132)
Corporate	-	0.0%	-	0.0%	(16,503)	(17,566)
Total	$194,452	100.0%	$212,991	100.0%	$(12,490)	$(10,148)

	Total Assets
	September 30, 2017	December 31, 2016
Transportation and Skilled Trades	$83,272	$83,320
Healthcare and Other Professions	10,005	7,506
Transitional	4,219	18,874
Corporate	20,063	53,507
Total	$117,559	$163,207

9.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	At September 30, 2017
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$7,277	$7,277	$-	$-	$7,277
Restricted cash	7,189	7,189	-	-	7,189
Prepaid expenses and other current assets	2,187	-	2,187	-	2,187

Financial Liabilities:
Accrued expenses	$14,619	$-	$14,619	$-	$14,619
Other short term liabilities	2,122	-	2,122	-	2,122
Credit facility	16,721	-	16,721	-	16,721

Index
The fair value of the revolving credit facility approximates the carrying amount at September 30, 2017 as the instrument had variable interest rates that reflected current market rates available to the Company.

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

The Company has an agreement with MATCO Tools whereby MATCO provides the Company, on an advance commission basis, credits in MATCO branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The Company’s payable balances from this third party was immaterial at September 30, 2017 and 2016. Management believes that its agreement with MATCO is an arm’s length transaction and on similar terms as would have been obtained from unaffiliated third parties.

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

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 25 schools in 15 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

In the first quarter of 2015, we reorganized our operations into three reportable business segments:  (a) Transportation and Skilled Trades segment, (b) Healthcare and Other Professions (“HOPS”) segment, and (c) Transitional segment, which refers to businesses that have been or are currently being taught out.  In November 2015, the Board of Directors approved a plan for the Company to divest the schools included in the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. When the decision was first made by the Board of Directors to divest HOPS, 18 campuses were operating in this segment.  By the end of 2017, we will have strategically closed seven underperforming campuses leaving a total of 11 campuses remaining under the HOPS segment.   The Company believes that the closures and planned closures of the aforementioned campuses has positioned this segment and the Company to be more profitable going forward as well as maximizing returns for the Company’s shareholders.

The combination of several factors, including the inability of a prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS segment operations, the closure of seven underperforming campuses and the change in Federal government administration, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company now intends to retain the remaining campuses in the HOPS segment.  The results of operations of the campuses included in the HOPS segment are reflected as continuing operations in the condensed consolidated financial statements.

In the fourth quarter of 2016, the Company completed the teach-out of its Hartford, Connecticut and Henderson (Green Valley), Nevada campuses which originally operated in the HOPS segment.  Also in 2016, the Company announced the closing of its Northeast Philadelphia, Pennsylvania, Center City Philadelphia Pennsylvania and West Palm Beach, Florida facilities, which also were originally in our HOPS segment and which were fully taught out in 2017.  In addition, in March 2017, the Board of Directors approved a plan to not renew the leases at our schools located in Brockton, Massachusetts and Lowell, Massachusetts, which also were originally in our HOPS segment.  These schools are being taught out with expected closure in December 2017 and are included in the Transitional segment as of September 30, 2017.

Index
On August 14, 2017, New England Institute of Technology at Palm Beach, Inc., a wholly-owned subsidiary of the Company, consummated the anticipated sale of the real property located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”) to Tambone Companies, LLC (“Tambone”), pursuant to a previously disclosed purchase and sale agreement (the “West Palm Sale Agreement”) entered into on March 14, 2017. Pursuant to the terms of the West Palm Sale Agreement, as subsequently amended, the purchase price for the West Palm Beach Property was $15.8 million. As a result, the Company recorded a gain on the sale in the amount of $1.5 million. As previously disclosed, the West Palm Beach Property served as collateral for a short term loan in the principal amount of $8.0 million obtained by the Company from its lender, Sterling National Bank, on April 28, 2017, which loan matured upon the earlier of the sale of the West Palm Beach Property or October 1, 2017. Accordingly, on August 14, 2017, concurrently with the consummation of the sale of the West Palm Beach Property, the Company repaid the term loan in an aggregate amount of $8.0 million, consisting of principal and accrued interest.

On March 31, 2017, the Company entered into a new revolving credit facility with Sterling National Bank in the aggregate principal amount of up to $55 million, which consists of up to $50 million of revolving loans, including a $10 million sublimit for letters of credit, and an additional $5 million non-revolving loan.  The new credit facility requires that revolving loans in excess of $25 million and all letters of credit issued thereunder be cash collateralized dollar for dollar.  The proceeds of the $5 million non-revolving loan were held in a pledged account at Sterling National Bank as required by the terms of the new credit facility pending the completion of environmental studies undertaken at certain properties owned by the Company and mortgaged to Sterling National Bank.  Upon the completion of environmental studies that revealed that no environmental issues existed at the properties, during the quarter ended June 30, 2017, the $5 million held in the pledged account at Sterling National Bank was released and used to repay the $5 million non-revolving loan.  The new revolving credit facility replaces a term loan facility which was repaid and terminated concurrently with the effectiveness of the new revolving credit facility.  The term of the new revolving credit facility is 38 months, maturing on May 31, 2020.  The new revolving credit facility is discussed in further detail under the heading “Liquidity and Capital Resources” below and in Note 4 to the condensed consolidated financial statements included in this report.

As of September 30, 2017, we had 11,515 students enrolled at 25 campuses in our programs.

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

Index
Allowance for uncollectible accounts.  Based upon our experience and judgment, we establish an allowance for uncollectible accounts with respect to tuition receivables.  We use an internal group of collectors, augmented by third-party collectors as deemed appropriate, in our collection efforts.  In addition, we periodically sell written-off receivables to third parties.  In establishing our allowance for uncollectible accounts, we consider, among other things, current and expected economic conditions, a student’s status (in-school or out-of-school), whether or not a student is currently making payments and overall collection history.  Changes in trends in any of these areas may impact the allowance for uncollectible accounts.  The receivables balances of withdrawn students with delinquent obligations are reserved based on our collection history.  Although we believe that our reserves are adequate, if the financial condition of our students deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2017 and 2016 was 4.7% and 4.8%, respectively.  Our bad debt expense as a percentage of revenue for the nine months ended September 30, 2017 and 2016 was 5.3% and 4.7%, respectively.  Our exposure to changes in our bad debt expense could impact our operations.  A 1% increase in our bad debt expense as a percentage of revenues for each of the three months ended September 30, 2017 and 2016 would have resulted in an increase in bad debt expense of $0.7 million and $0.7 million, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for each of the nine months ended September 30, 2017 and 2016 would have resulted in an increase in bad debt expense of $1.9 million and $2.1 million, respectively.

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

There was no goodwill impairment for the three and nine months ended September 30, 2017 and 2016.

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

Index
There was no long-lived asset impairment during the three and nine months ended September 30 2017 and 2016.

Bonus costs.  We accrue the estimated cost of our bonus programs using current financial information as compared to target financial achievements and key performance objectives.  Although our recorded liability for bonuses is based on our best estimate of the obligation, actual results could differ and require adjustment of the recorded balance.

Income taxes. We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) Topic 740, “Income Taxes”. This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2017 and 2016, there were no interest and penalties expense associated with uncertain tax positions.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations

Certain reported amounts in our analysis have been rounded for presentation purposes.  The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	50.6%	50.6%	51.0%	51.8%
Selling, general and administrative	52.7%	50.3%	56.2%	53.1%
Gain on sale of assets	-2.3%	0.0%	-0.8%	-0.2%
Total costs and expenses	101.0%	100.9%	106.4%	104.7%
Operating loss	-1.0%	-0.9%	-6.4%	-4.7%
Interest expense, net	-1.1%	-1.9%	-3.4%	-2.1%
Other income	0.0%	2.3%	0.0%	2.4%
Loss from operations before income taxes	-2.1%	-0.5%	-9.8%	-4.4%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net Loss	-2.2%	-0.6%	-9.9%	-4.5%

Index
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Consolidated Results of Operations

Revenue.   Revenue decreased by $7.0 million, or 9.4%, to $67.3 million for the three months ended September 30, 2017 from $74.3 million in the prior year comparable period.  The decrease in revenue is mainly attributable to the suspension of new student starts at campuses in our Transitional segment which have closed or will be closed at year-end.  This segment accounted for approximately 95% of the total revenue decline.

Total student starts decreased by 10.9% to approximately 4,400 from 5,000 for the three months ended September 30, 2017 as compared to the prior year comparable period.  Approximately 82% of the overall decrease was due to the Transitional segment noted above.  The remaining decrease resulted from start underperformance at one campus in the Transportation and Skilled Trades segment and two campuses in the Healthcare and Other Professions segment.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $3.5 million, or 9.3%, to $34.1 million for the three months ended September 30, 2017 from $37.5 million in the prior year comparable quarter.  This decrease is mainly attributable to the Transitional segment which accounted for $3.2 million in cost reductions as three campuses in the segment have closed during the three months ended September 30, 2017 and the remaining two campuses are preparing to close by the end of the current calendar year.

Educational services and facilities expenses, as a percentage of revenue remained essentially flat at 50.6% for the three months ended September 30, 2017 and 2016.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $1.9 million, or 5.1%, to $35.5 million for the three months ended September 30, 2017 from $37.4 million in the comparable quarter of 2016.  This decrease also was primarily due to the Transitional segment, which accounted for approximately $2.9 million in cost reductions.  Partially offsetting the cost reductions was $0.6 million of corporate and other costs related to the closure of the of the Hartford, Connecticut campus on December 31, 2016.

As a percentage of revenues, selling, general and administrative expense increased to 52.7% for the three months ended September 30, 2017 from 50.3% in the comparable prior year period.  Our selling, general and administrative expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

Gain on Sale of Assets.  For the three months ended September 30, 2017, gain on sale of assets increased to $1.5 million from less than $0.1 million in the prior year comparable period.  The increase was due to the sale of two properties located in West Palm Beach, Florida.

Net interest expense. For the three months ended September 30, 2017, net interest expense decreased by $0.7 million, or 50% to $0.7 million from $1.4 million in the prior year comparable period.  The expense reductions were attributable to lower debt outstanding in combination with more favorable terms under our new credit facility with Sterling National Bank effective March 31, 2017.

Other Income.  For the three months ended September 30, 2017, other income decreased by $1.7 million from the prior year comparable period.  The $1.7 million of other income in 2016 reflected the amortization of a one-time gain from the modification of a lease at three of the Company’s campuses which were previously accounted for as finance obligations in the prior year.

Income taxes.    Our provision for income taxes was $0.1 million, or 3.5% of pretax loss, for the three months ended September 30, 2017, compared to $0.1 million, or 11.9% of pretax loss, in the prior year comparable period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Index
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Consolidated Results of Operations

Revenue.   Revenue decreased by $18.5 million, or 8.7%, to $194.5 million for the nine months ended September 30, 2017 from $213.0 million for the prior year comparable period.  The decrease in revenue is primarily attributable to the suspension of new student enrollments at campuses in our Transitional segment which have closed or will be closed by year end.  This segment accounted for approximately 90% of the total revenue decline.  The remaining decline was due to our HOPS segment which decreased by $1.8 million for the nine months ended September 30, 2017 due to average population down approximately 30 students.

Total student starts decreased by 12.5% to approximately 9,900 from 11,300 for the nine months ended September 30, 2017 as compared to the prior year comparable period.  The decrease was largely due to the suspension of new student starts for the Transitional segment which accounted for approximately 79% of the decline.   The Transportation and Skilled Trades segment starts were down 2.8% and the HOPS segment starts were down 3.4% for the nine months ended September 30, 2017 as compared to the prior year comparable period.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $11.1 million, or 10%, to $99.2 million for the nine months ended September 30, 2017 from $110.2 million in the prior year comparable period.  This decrease is mainly attributable to the Transitional segment which accounted for $10.4 million in cost reductions as three campuses in the segment have closed during the nine months ended September 30, 2017 and the remaining two campuses that are preparing to close by the end of the current calendar year.  The remainder of the decrease was due to a $1.4 million decrease in depreciation expense resulting from fully depreciated assets.

Educational services and facilities expenses, as a percentage of revenue decreased to 51.0% for the nine months ended September 30, 2017 from 51.8% in the prior year comparable period.

Selling, general and administrative expense.    Our selling, general and administrative expense decreased by $3.9 million, or 3.5%, to $109.4 million for the nine months ended September 30, 2017 from $113.3 million in the comparable period of 2016.  The decrease also was primarily due to the Transitional segment, which accounted for approximately $9.5 million in cost reductions.  Partially offsetting these costs reductions are $3.3 million in increased administrative expense; and $2.5 million in additional sales and marketing expense.

Administrative expense increased primarily due to a $1.8 million increase in bad debt expense as a result of higher past due student accounts, higher account write-offs, and timing of Title IV funds receipts and $1.1 million in additional closed school expenses which relates directly to the closure of the Hartford, Connecticut campus in December 31, 2016.  The additional expenses relating to the Hartford Connecticut campus will terminate with the apartment lease which ends in September 2019.

Sales and marketing expense increased by $2.5 million, or 6.6%, primarily as a result of $2.1 million in increased marketing expense.  Increased marketing spend was part of a strategic marketing initiatives intended to reach more students. These initiatives resulted in a slight improvement in starts in the adult demographic for the nine months ended September 30, 2017 as compared to the prior comparable period.

As a percentage of revenues, selling, general and administrative expense increased to 56.2% for the nine months ended September 30, 2017 from 53.1% in the comparable prior year period.

As of September 30, 2017, we had total outstanding loan commitments to our students of $46.9 million, as compared to $40.0 million at December 31, 2016.  Loan commitments, net of interest that would be due on the loans through maturity, were $34.9 million at September 30, 2017, as compared to $30.0 million at December 31, 2016.  The increase in loan commitments was due in part to the seasonality of the Company’s operations.

Gain on sale of assets.  For the nine months ended September 30, 2017, gain on sale of assets increased to $1.6 million from $0.4 million in the prior year comparable period.  The increase was due to the sale of two properties located in West Palm Beach, Florida.

Net interest expense. For the nine months ended September 30, 2017 net interest expense increased by 2.1 million, or 46% to $6.6 million from $4.5 million in the prior year comparable period.  The increase was mainly attributable to a $2.2 million non-cash write-off of previously capitalized deferred financing fees.  These costs were incurred at March 31, 2017 when the Company entered into a new revolving credit facility with Sterling National Bank.  Partially offsetting these increases were reductions in interest expense resulting from lower debt outstanding in combination with more favorable terms under the current Credit Facility compared to our prior Term Loan.

Index
Other Income.  For the nine months ended September 30, 2017 other income decreased by $5.1 million from the prior year comparable period.  The $5.1 million in 2016 reflected the amortization of a one-time gain from the modification of a lease at three of the Company’s campuses which were previously accounted for as finance obligations in the prior year.

Income taxes.    Our provision for income taxes was $0.2 million, or 0.8% of pretax loss, for the nine months ended September 30, 2017, compared to $0.2 million, or 1.6% of pretax loss, in the prior year comparable period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Income tax expense resulted from various minimal state tax expenses.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these challenges, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  In 2016, the Company ceased operations in Hartford, Connecticut; Fern Park, Florida; and Henderson (Green Valley), Nevada. In the fourth quarter of 2016, the Board of Directors approved plans to cease operations at our schools in Center City Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; and West Palm Beach, Florida which were fully taught out in 2017.  In addition, in March 2017, the Board of Directors approved plans to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts, which are expected to close in the fourth quarter of 2017.  These schools, which were previously included in our HOPS segment, are now included in the Transitional segment.

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

As a result of the regulatory environment, market forces and strategic decisions, we now operate our business in three reportable segments: (a) Transportation and Skilled Trades segment; (b) Healthcare and Other Professions segment; and (c) Transitional segment.

Our reportable segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments are segments described below.

Transportation and Skilled Trades – Transportation and Skilled Trades segment offers academic programs mainly in the career-oriented disciplines of transportation and skilled trades (e.g. automotive, diesel, HVAC, welding and manufacturing).

Healthcare and Other Professions – The Healthcare and Other Professions segment offers academic programs in the career-oriented disciplines of health sciences, hospitality and business and information technology (e.g. dental assistant, medical assistant, practical nursing, culinary arts and cosmetology).

Transitional – Transitional segment refers to operations that are being phased out or closed and consists of our campuses that are currently being taught out.  These schools are employing a gradual teach-out process that enables the schools to continue to operate while current students complete their course of study.  These schools are no longer enrolling new students.  In addition, in March 2017, the Board of Directors of the Company approved a plan to cease operations at our schools in Brockton, Massachusetts and Lowell, Massachusetts.  These schools are being taught out and are expected to be closed in December 2017.  During the year ended December 31, 2016, the Company announced the closing of our Northeast Philadelphia, Pennsylvania, Center City Philadelphia, Pennsylvania and West Palm Beach, Florida facilities which were fully taught out in 2017.  In the first quarter of 2016, we completed the teach-out of our Fern Park, Florida campus.   In addition, in the fourth quarter of 2016, we completed the teach-out of our Hartford, Connecticut and Henderson (Green Valley), Nevada campuses.

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’ geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses in the Transitional segment have been subject to this process and have been strategically identified for closure.

Index
We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table present results for our three reportable segments for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	% Change
Revenue:
Transportation and Skilled Trades	$47,694	$47,939	-0.5%
HOPS	18,428	18,559	-0.7%
Transitional	1,186	7,769	-84.7%
Total	$67,308	$74,267	-9.4%

Operating Income (Loss):
Transportation and Skilled Trades	$6,061	$6,120	-1.0%
Healthcare and Other Professions	(574)	(41)	1300.0%
Transitional	(2,495)	(2,029)	-23.0%
Corporate	(3,723)	(4,721)	21.1%
Total	$(731)	$(671)	-8.9%

Starts:
Transportation and Skilled Trades	3,016	3,090	-2.4%
Healthcare and Other Professions	1,429	1,453	-1.7%
Transitional	-	448	-100.0%
Total	4,445	4,991	-10.9%

Average Population:
Transportation and Skilled Trades	6,977	7,128	-2.1%
Healthcare and Other Professions	3,327	3,286	1.2%
Transitional	259	1,429	-81.9%
Total	10,563	11,843	-10.8%

End of Period Population:
Transportation and Skilled Trades	7,403	7,667	-3.4%
Healthcare and Other Professions	3,957	3,826	3.4%
Transitional	155	1,362	-88.6%
Total	11,515	12,855	-10.4%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Transportation and Skilled Trades

Student starts for the quarter decreased by 74 students, or 2.4%, compared to the prior year comparable period.  The decline in student starts is mainly the result of the underperformance of one campus, which decreased by 98 students.  Excluding this campus, student starts for the quarter would have grown over the prior year comparable period.  In addition, as previously reported in the second quarter, there was a decline in starts as a result of a lower than expected high school start rate.  High school students make up approximately 30% of the segment’s population.  In an effort to increase high school enrollments, the Company made various changes to its processes and organizational structure.

Index
Operating income remained essentially flat at $6.1 million, for the three months ended September 30, 2017 as compared to the prior year comparable period.  Changes in revenue and expense allocations were impacted as follows:

•
Revenue decreased by $0.2 million, or 0.5% to $47.7 million for the three months ended September 30, 2017 from $47.9 million in the prior year comparable period.  The decrease in revenue was primarily driven by a 2.1% decrease in average student population due to a decline in the number of student starts slightly offset by a 1.6% increase in average revenue per student compared to the prior year comparable period.

•
Educational services and facilities expense decreased by $0.4 million, or 1.9%, to $22.4 million for the three months ended September 30, 2017 from $22.8 million in the prior year comparable quarter.  This decrease was primarily due to reductions in facilities expense resulting from more favorable lease terms at one of our campuses and reductions in depreciation expense due to fully depreciated assets.

•
Selling, general and administrative expenses were essentially flat.  Our selling, general and administrative expenses contain a high fixed cost component and are not as scalable as some of our other expenses.  As our student population decreases, we typically experience a reduction in average class size and, therefore, are not always able to align these expenses with the corresponding decrease in population.

Healthcare and Other Professions

Student starts in the Healthcare and Other Professions segment decreased by 24 students, or 1.7%, for the three months ended September 30, 2017 as compared to the prior year comparable period.  This segment consists of 11 campuses and, despite the overall decrease in student starts, for the three months ended September 30, 2017, seven of the 11 campuses in this segment showed an increase in student starts.  Of the remaining four campuses, one remained flat, two demonstrated less starts as a result of underperformance, and the last campus had a shift in start dates lowering starts compared to the prior year comparable period.

Operating loss for the three months ended September 30, 2017 was $0.6 million compared to $0.1 million in the prior year comparable period.  The $0.5 million change was mainly driven by the following factors:

•
Revenue decreased to $18.4 million for the three months ended September 30, 2017, as compared to $18.6 million in the prior year comparable quarter.  The decrease in revenue is mainly attributable to a 2.0% decline in average revenue per student due to tuition decreases at certain campuses and shifts in program mix.

•	Educational services and facilities expense increased by $0.2 million, or 1.9%, to $10.2 million for the three months ended September 30, 2017 from $10.0 million in the prior year comparable quarter.
•
Selling, general and administrative expense increased by $0.2, or 2.4%, to $8.8 million for the three months ended September 30, 2017 from $8.6 million in the prior year comparable quarter due to increases in sales and marketing expense.

Transitional

The following table lists the schools that are categorized in the Transitional segment and their status as of September 30, 2017:

Campus	Date Closed	Date Scheduled to Close
Northeast Philadelphia, Pennsylvania	August 31, 2017	N/A
Center City Philadelphia, Pennsylvania	August 31, 2017	N/A
West Palm Beach, Florida	September 30, 2017	N/A
Brockton, Massachusetts	N/A	December 31, 2017
Lowell, Massachusetts	N/A	December 31, 2017
Fern Park, Florida	March 31, 2016	N/A
Hartford, Connecticut	December 31, 2016	N/A
Henderson (Green Valley), Nevada	December 31, 2016	N/A

**Revenue for the campuses in the above table have been classified in the Transitional segment for comparability for the three months ended September 30, 2017 and 2016.

Revenue was $1.2 million for the three months ended September 30, 2017 as compared to $7.8 million in the prior year comparable period mainly due to the campus closures.

Operating loss increased by $0.5 million to $2.5 million for the three months ended September 30, 2017 from $2.0 million in the prior year comparable period.  The decrease was due to campus closures.

Index
Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and Other expenses decreased by $1.0 million, or 21.1%, to $3.7 million from $4.7 million, in the prior year comparable period.  The decrease was primarily driven by a $1.5 million gain resulting from the sale of two properties located in West Palm Beach, Florida on August 14, 2017 and a decrease in salaries expense of approximately $0.9 million.  Partially offsetting these reductions was a $0.9 million increase in benefits expense and $0.6 million of additional closed school costs.  The decrease in benefits was attributable to historically lower medical claims in 2016 and the additional closed school costs related to the closure of the Hartford, Connecticut campus on December 31, 2016.  The additional expenses relating to the Hartford Connecticut campus will terminate with the apartment lease which ends in September 2019.
The following table presents results for our three reportable segments for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	% Change
Revenue:
Transportation and Skilled Trades	$131,169	$131,243	-0.1%
HOPS	55,199	57,030	-3.2%
Transitional	8,084	24,718	-67.3%
Total	$194,452	$212,991	-8.7%

Operating Income (Loss):
Transportation and Skilled Trades	$8,960	$11,916	-24.8%
Healthcare and Other Professions	(1,047)	2,634	-139.7%
Transitional	(3,900)	(7,132)	45.3%
Corporate	(16,503)	(17,566)	6.1%
Total	$(12,490)	$(10,148)	-23.1%

Starts:
Transportation and Skilled Trades	6,502	6,686	-2.8%
Healthcare and Other Professions	3,272	3,386	-3.4%
Transitional	132	1,254	-89.5%
Total	9,906	11,326	-12.5%

Average Population:
Transportation and Skilled Trades	6,694	6,723	-0.4%
Healthcare and Other Professions	3,477	3,508	-0.9%
Transitional	574	1,519	-62.2%
Total	10,745	11,750	-8.6%

End of Period Population:
Transportation and Skilled Trades	7,403	7,667	-3.4%
Healthcare and Other Professions	3,957	3,826	3.4%
Transitional	155	1,362	-88.6%
Total	11,515	12,855	-10.4%

Index
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Transportation and Skilled Trades

Student start results decreased by 2.8% to 6,502 from 6,686 for the nine months ended September 30, 2017 as compared to the prior year comparable period.

Operating income decreased by $3.0 million, or 24.8%, to $9.0 million for the nine months ended September 30, 2017 from $11.9 million in the prior year comparable period mainly driven by the following factors:

•
Revenue remained essentially flat at $131.2 million for the nine months ended September 30, 2017 as compared to the prior year comparable period mainly due to a higher carry in population compared to the prior year quarter in addition to a slight increase in revenue per student.  Partially offsetting the increases was a decline in average population of approximately 30 students.

•
Educational services and facilities expense decreased by $0.6 million, or 0.9% primarily due to a $1.2 million decrease in facilities expense, partially offset by a $0.6 million increase in instructional and books and tools expense.  Reductions in facilities expense were primarily driven by reduced depreciation expense resulting from fully depreciated assets.  Increases in instructional expenses were due to the launch of a new program at one of our campuses in combination with increased materials costs; and increased expenses for books and tools were due to the timing of the distribution of materials for students starting classes in combination with implementing the use of laptop computers for more of our program curriculums during the quarter.

•
Selling, general and administrative expense increased by $3.6 million due to (a) $1.3 million of additional bad debt expense resulting from higher past due student accounts, higher account write-offs, and timing of Title IV fund receipts; and (b) $1.4 million increase in sales and marketing expenses.  The increased spending in sales and marketing was part of a strategic effort to attract student enrollments and increase brand awareness.

Healthcare and Other Professions

Student start results decreased by 3.4% to 3,272 from 3,386 for the nine months ended September 30, 2017 as compared to the prior year comparable period.

Operating loss for the nine months ended September 30, 2017 was $1.1 million compared to operating income of $2.6 million in the prior year comparable period.  The $3.7 million change was mainly driven by the following factors:

•
Revenue decreased to $55.2 million for the nine months ended September 30, 2017, as compared to $57.0 million in the prior year comparable quarter.  The decrease in revenue is mainly attributable to two main factors, a decline in average population of approximately 30 students in combination with a 2.4% decline in average revenue per student due tuition decreases at certain campuses and shifts in our program mix.

•	Educational services and facilities expense remained essentially flat at $29.9 million for the nine months ended September 30, 2017 as compared to the prior year comparable period.
•
Selling, general and administrative expense increased by $1.9 million primarily resulting from a $1.1 million increase in sales and marketing expense.  The increased marketing initiatives has resulted in a slight improvement in student starts in the adult demographic for the nine months ended September 30, 2017 as compared to the prior comparable period; and a $0.6 million increase in administrative expenses mainly the result of bad debt expense which increased due to higher past due student accounts, higher account write-offs, and timing of Title IV fund receipts.

Transitional

Revenue was $8.1 million for the nine months ended September 30, 2017 as compared to $24.7 million in the prior year comparable period mainly attributable to the closing of campuses within this segment.

Operating loss decreased by $3.2 million to $3.9 million for the nine months ended September 30, 2017 from $7.1 million in the prior year comparable period.  The decrease is primarily attributable to the closing of campuses within this segment

Index
Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and Other expense decreased by $1.1 million, or 6.0%, to $16.5 million from $17.6 million in the prior year comparable period.  The decrease in corporate expenses was primarily driven by a $1.5 million gain resulting from the sale of two properties located in West Palm Beach, Florida on August 14, 2017 and a decrease in salaries expense of approximately $2.7 million.  Partially offsetting these reductions was a $2.1 million increase in benefits expense and $1.2 million of additional closed school costs.  The increase in benefits was attributable to historically lower medical claims in 2016 and the additional closed school costs related to the closure of the Hartford, Connecticut campus on December 31, 2016.  The additional expenses relating to the Hartford Connecticut campus will terminate with the apartment lease which ends in September 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance and the development of new programs. Our principal sources of liquidity have been cash provided by borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(16,607)	$(9,513)
Net cash provided by (used in) investing activities	10,897	(643)
Net cash used in financing activities	(8,077)	(9,024)

At September 30, 2017, the Company had $14.5 million of cash, cash equivalents and restricted cash (which includes $7.2 million of restricted cash) as compared to $47.7 million of cash, cash equivalents and restricted cash (which included $26.7 million of restricted cash) as of December 31, 2016.  This decrease is primarily the result of a net loss during the nine months ended September 30, 2017; repayment of $44.3 million under our previous term loan facility and seasonality of the business.

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

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV programs which represented approximately 79% of our cash receipts relating to revenues in 2016. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significant amount of Title IV funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Operating Activities

Net cash used in operating activities was $16.6 million for the nine months September 30, 2017 compared to $9.5 million for the comparable period of 2016.  The increase in cash used in operating activities in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is primarily due to an increased net loss as well as changes in other working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition.

Index
Investing Activities

Net cash provided by investing activities was $10.9 million for the nine months ended September 30, 2017 compared to cash used of $0.6 million in the prior year comparable period.   Our primary use of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our schools in Grand Prairie, Texas; Nashville, Tennessee; and Denver, Colorado and our buildings in West Palm Beach, Florida; and Suffield, Connecticut.

On August 14, 2017, the Company completed the sale of two of three properties located in West Palm Beach Florida resulting in cash inflows of $15.5 million.

Capital expenditures are expected to approximate 2% of revenues in 2017.  We expect to fund future capital expenditures with cash generated from operating activities, borrowings under our revolving credit facility, and cash from our real estate monetization.

Financing Activities

Net cash used in financing activities was $8.1 million as compared to net cash used of $9.0 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease of $0.9 million was primarily due to three main factors: (a) net payments on borrowing of $6.5 million; (b) $2.9 million in lease termination fees paid in the prior year; and (c) the reclassification of $5 million in restricted cash in the prior year.

Net borrowings consisted of: (a) total borrowing to date under our secured revolving credit facility of $38.0 million; (b) reclassification of payments of borrowing from restricted cash of $20.3 million; and (c) $64.8 million in total repayments made by the Company.

Credit Agreement

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  The Credit Facility consists of (a) a $30 million loan facility (“Facility 1”), which is comprised of a $25 million revolving loan designated as “Tranche A” and a $5 million non-revolving loan designated as “Tranche B,” which Tranche B was repaid during the quarter ended June 30, 2017 and (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million.  The Credit Facility replaces a term loan facility (the “Prior Credit Facility”) which was repaid and terminated concurrently with the effectiveness of the Credit Facility.  The term of the Credit Facility is 38 months, maturing on May 31, 2020.

The Credit Facility is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company as well as mortgages on four parcels of real property owned by the Company in Connecticut, Colorado, Tennessee and Texas at which four of the Company’s schools are located.

At the closing of the Credit Facility, the Company drew $25 million under Tranche A of Facility 1, which, pursuant to the terms of the Credit Agreement, was used to repay the Prior Credit Facility and to pay transaction costs associated with closing the Credit Facility.  After the disbursements of such amounts, the Company retained approximately $1.8 million of the borrowed amount for working capital purposes.

Also, at closing, $5 million was drawn under Tranche B and, pursuant to the terms of the Credit Agreement, was deposited into an interest-bearing pledged account (the “Pledged Account”) in the name of the Company maintained at the Bank in order to secure payment obligations of the Company with respect to the costs of remediation of any environmental contamination discovered at certain of the mortgaged properties based upon environmental studies undertaken at such properties. During the quarter ended June 30, 2017, the environmental studies were completed and revealed no environmental issues existing at the properties.  Accordingly, pursuant to the terms of the Credit Agreement, the $5 million in the Pledged Account was released and used to repay the non-revolving loan outstanding under Tranche B.  Upon the repayment of Tranche B, the maximum principal amount of Facility 1 was permanently reduced to $25 million.

Pursuant to the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through draws from Facility 1 or other available cash of the Company.

Index
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

Each issuance of a letter of credit under Facility 2 will require the payment of a letter of credit fee to the Bank equal to a rate per annum of 1.75% on the daily amount available to be drawn under the letter of credit, which fee shall be payable in quarterly installments in arrears.  Letters of credit totaling $7.2 million that were outstanding under a $9.5 million letter of credit facility previously provided to the Company by the Bank, which letter of credit facility was set to mature on April 1, 2017, are treated as letters of credit under Facility 2.

The terms of the Credit Agreement provide that the Bank be paid an unused facility fee on the average daily unused balance of Facility 1 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.  In addition, the Company is required to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances.  If in any quarter the required average aggregate account balance is not maintained, the Company is required to pay the Bank a fee of $12,500 for that quarter and, in the event that the Company terminates the Credit Facility or refinances with another lender within 18 months of closing, the Company is required to pay the Bank a breakage fee of $500,000.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss commencing on December 31, 2018 and require a minimum adjusted EBITDA and a minimum tangible net worth, which is an annual covenant, as well as events of default customary for facilities of this type.  As of September 30, 2017, the Company is in compliance with all covenants.

In connection with the Credit Agreement, the Company paid the Bank an origination fee in the amount of $250,000 and other fees and reimbursements that are customary for facilities of this type.

The Company incurred an early termination premium of approximately $1.8 million in connection with the termination of the Prior Credit Facility.

On April 28, 2017, the Company entered into an additional secured credit agreement with the Bank, pursuant to which the Company obtained a short term loan in the principal amount of $8 million, the proceeds of which were used for working capital and general corporate purposes.  The loan, which had an interest rate equal to the greater of the Bank’s prime rate plus 2.50% or 6.00%, was secured by real property assets located in West Palm Beach, Florida at which schools operated by the Company were located and matured upon the earlier of October 1, 2017 and the date of the sale of the West Palm Beach, Florida property.  The Company sold two of three properties located in West Palm Beach, Florida to Tambone in the third quarter of 2017 and subsequently repaid the $8 million.

As of September 30, 2017, the Company had $17.5 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of December 31, 2016, the Company had $44.3 million outstanding under the Prior Credit Facility; offset by $2.3 million of deferred finance fees, which were written-off.  As of September 30, 2017 and December 31, 2016, there were letters of credit in the aggregate outstanding principal amount of $7.2 million and $6.2 million, respectively.  As of September 30, 2017, there are no revolving loans outstanding under Facility 2.

The following table sets forth our long-term debt (in thousands):

	September 30, 2017	December 31, 2016
Credit agreement	$16,721	$-
Term loan	-	44,267
	16,721	44,267
Less current maturities	-	(11,713)
	$16,721	$32,554

As of September 30, 2017, we had outstanding loan commitments to our students of $46.9 million, as compared to $40.0 million at December 31, 2016.  Loan commitments, net of interest that would be due on the loans through maturity, were $34.9 million at September 30, 2017, as compared to $30.0 million at December 31, 2016.

Index
Contractual Obligations

Long-term Debt.  As of September 30, 2017, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$17,500	$-	$-	$17,500	$-
Operating leases	83,394	19,506	31,246	15,723	16,919
Total contractual cash obligations	$100,894	$19,506	$31,246	$33,223	$16,919

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017, except for surety bonds.  As of September 30, 2017, we posted surety bonds in the total amount of approximately $14.3 million.  Cash collateralized letters of credit of $7.2 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Outlook

Similar to many companies in the proprietary education sector, we have experienced significant deterioration in student enrollments over the last several years. This can be attributed to many factors including the economic environment and numerous regulatory changes such as changes to admissions advisor compensation policies, elimination of “ability-to-benefit,” changes to the 90/10 Rule and cohort default rates, gainful employment and modifications to Title IV amounts and eligibility. While the industry has not returned to growth, the trends are far more stable as declines have slowed.

As the economy continues to improve and the unemployment rate continues to decline our student enrollment is negatively impacted due to a portion of our potential student base entering the workforce earlier without obtaining any post-secondary training. Offsetting this short term decline in available students is the fact that an increasing number of individuals in the “baby boom” generation are retiring from the workforce.  The retirement of baby boomers coupled with a growing economy has resulted in additional employers looking to us to help solve their workforce needs.  With schools in 15 states, we are a very attractive employment solution for large regional and national employers.

Index
To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have entered into a new credit facility as described above and continue to have the ability to sell our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Regulatory Update

On April 26, 2013, the DOE notified our Union, New Jersey campus that an on-site Program Review was scheduled to begin on May 20, 2013.  The Program Review assessed the institution’s administration of Title IV Programs in which the campus participated for the 2011-2012 and 2012-2013 awards years.  On September 29, 2017, the DOE issued its Final Program Review Determination (“FPRD”) that closed the review and indicated that the DOE had determined the Company’s financial liability to the DOE resulting from the FPRD to be $175, which amount has been paid by the Company to the DOE.

Cohort Default Rates

In September 2017, the DOE released the final cohort default rates for the 2014 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2014 federal fiscal year range from 5.2% to 13.6%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2014 federal fiscal year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On March 31, 2017, the Company repaid in full and terminated a previously existing term loan with the proceeds of a new revolving credit facility provided by Sterling National Bank in an aggregate principal amount of up to $50 million, which revolving credit facility is referred to in this report as the “Credit Facility.”  Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under the Credit Facility bear interest at the rate of 6.75% as of September 30, 2017.  As of September 30, 2017, we had $17.5 million outstanding under the Credit Facility.

Based on our outstanding debt balance as of September 30, 2017, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3 and in Note 14 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2017.

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

(a)

(1) On November 8, 2017, the Company entered into a new employment agreement with Scott M. Shaw, the Company’s President and Chief Executive Officer, pursuant to which Mr. Shaw will continue to serve in such positions (the “Shaw Employment Agreement”). Mr. Shaw also serves as and will remain a member of the Board of Directors of the Company. The Shaw Employment Agreement, the full text of which is filed as Exhibit 10.2 to this Quarterly Report on 10-Q and is incorporated herein by reference, replaces Mr. Shaw’s prior employment agreement with the Company, which would have expired by its terms on December 31, 2017.

The term of the Shaw Employment Agreement commenced on November 8, 2017 and will expire on December 31, 2018, unless sooner terminated in accordance with its terms. During the term of the Shaw Employment Agreement, Mr. Shaw will continue to receive an annual base salary of $500,000, an annual performance bonus based upon achievement of performance targets or other criteria as determined by the Company’s Board of Directors or its Compensation Committee and a Company-owned vehicle, as well as insurance, maintenance, fuel and other costs associated with such vehicle.

Under the terms of the Shaw Employment Agreement, the Company may terminate Mr. Shaw’s employment at any time with or without Cause and Mr. Shaw may resign from his employment at any time, with or without Good Reason (in each case as such terms are defined in the Shaw Employment Agreement). In the event that Mr. Shaw’s employment should be terminated by the Company without Cause or by Mr. Shaw’s resignation for Good Reason, in addition to his right to receive payment of all accrued and unpaid compensation and benefits due to him through the date of termination of employment, subject to Mr. Shaw’s execution of a release in favor of the Company and its subsidiaries and affiliates, Mr. Shaw would be entitled to receive a lump sum payment on the 60th day following termination of employment equal to (a) two times the sum of (i) his annual base salary and (ii) the target amount of the annual performance bonus for him in the year in which the termination of employment occurs, (b) all outstanding reasonable travel and other business expenses incurred through the date of termination and (c) the estimated employer portion of premiums that would be necessary to continue Mr. Shaw’s coverage under the Company’s healthcare plan until the first anniversary of the date of termination (subject to proration should Mr. Shaw become insured under a subsequent healthcare plan). In addition, Mr. Shaw would be entitled to receive a prorated portion of his annual bonus for the year of termination, which prorated annual bonus would be paid in a lump sum on the date that bonuses for the year in which the termination occurs are paid generally to the Company’s senior executives.

The Shaw Employment Agreement further provides that, upon a Change in Control of the Company (as defined in the Shaw Employment Agreement), (a) the term of the Shaw Employment Agreement will be automatically extended for an additional two-year term commencing on the date of the Change in Control and ending on the second anniversary of the date of the Change in Control and (b) all outstanding restricted stock and stock options held by Mr. Shaw will vest in full and all stock options will become immediately exercisable on the date of the Change in Control. The Shaw Employment Agreement also provides that if any amounts due to Mr. Shaw pursuant to the Shaw Employment Agreement or any other plan or arrangement constitute a “parachute payment” for purposes of Section 280G of the Internal Revenue Code and the amount of the parachute payment (after taking into account all taxes, including excise taxes) is less than the amount Mr. Shaw would receive if he was paid three times his “base amount” (as defined under Section 280G of the Internal Code), less one dollar (after taking into account all taxes, including excise taxes), then the aggregate of the amounts constituting the parachute payment will be reduced (or returned by Mr. Shaw if already paid to him) to an amount that will equal three times Mr. Shaw’s base amount less one dollar.

The Shaw Employment Agreement contains a two-year post-employment noncompetition agreement and standard no solicitation and confidentiality provisions.

The foregoing description of the Shaw Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shaw Employment Agreement filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

(2) Also on November 8, 2017, the Company entered into a new employment agreement with Brian K. Meyers, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, pursuant to which Mr. Meyers will continue to serve in such positions (the “Meyers Employment Agreement”). The Meyers Employment Agreement, the full text of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference, replaces Mr. Meyers’ prior employment agreement which would have expired by its terms on December 31, 2017.

Index
The term of the Meyers Employment Agreement commenced on November 8, 2017 and will expire on December 31, 2018, unless sooner terminated in accordance with its terms. During the term of the Meyers Employment Agreement, Mr. Meyers will continue to receive an annual base salary of $340,000 and an annual performance bonus based upon achievement of performance targets or other criteria as determined by the Company’s Board of Directors or its Compensation Committee.

Under the terms of the Meyers Employment Agreement, the Company may terminate Mr. Meyers’ employment at any time with or without Cause and Mr. Meyers may resign from his employment at any time, with or without Good Reason (in each case as such terms are defined in the Meyers Employment Agreement). In the event that Mr. Meyers’ employment should be terminated by the Company without Cause or by Mr. Meyers resignation for Good Reason, in addition to his right to receive payment of all accrued and unpaid compensation and benefits due to him through the date of termination of employment, subject to Mr. Meyers’ execution of a release in favor of the Company and its subsidiaries and affiliates, Mr. Meyers would be entitled to receive a lump sum payment on the 60th day following termination of employment equal to (a) one and three-quarters times the sum of (i) his annual base salary and (ii) the target amount of the annual performance bonus for him in the year in which the termination of employment occurs, (b) all outstanding reasonable travel and other business expenses incurred through the date of termination and (c) the estimated employer portion of premiums that would be necessary to continue Mr. Meyers’ coverage under the Company’s healthcare plan until the first anniversary of the date of termination (subject to proration should Mr. Meyers become insured under a subsequent healthcare plan). In addition, Mr. Meyers would be entitled to receive a prorated portion of his annual bonus for the year of termination, which prorated annual bonus would be paid in a lump sum on the date that bonuses for the year in which the termination occurs are paid generally to the Company’s senior executives.

The Meyers Employment Agreement further provides that, upon a Change in Control of the Company (as defined in the Meyers Employment Agreement), (a) the term of the Meyers Employment Agreement will be automatically extended for an additional two-year term commencing on the date of the Change in Control and ending on the second anniversary of the date of the Change in Control and (b) all outstanding restricted stock and stock options held by Mr. Meyers will vest in full and all stock options will become immediately exercisable on the date of the Change in Control. The Meyers Employment Agreement also provides that if any amounts due to Mr. Meyers pursuant to the Meyers Employment Agreement or any other plan or arrangement constitute a “parachute payment” for purposes of Section 280G of the Internal Revenue Code and the amount of the parachute payment (after taking into account all taxes, including excise taxes) is less than the amount Mr. Meyers would receive if he was paid three times his “base amount” (as defined under Section 280G of the Internal Code), less one dollar (after taking into account all taxes, including excise taxes), then the aggregate of the amounts constituting the parachute payment will be reduced (or returned by Mr. Meyers if already paid to him) to an amount that will equal three times Mr. Meyers’ base amount less one dollar.

The Meyers Employment Agreement contains a two-year post-employment noncompetition agreement and standard no solicitation and confidentiality provisions.

The foregoing description of the Meyers Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Meyers Employment Agreement filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

(3) Also on November 8, 2017, the Company entered into a change in control agreement with Deborah Ramentol (the “Ramentol Agreement”). The Ramentol Agreement, the full text of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference, replaces Ms. Ramentol’s prior change in control agreement, which would have expired by its terms on December 31, 2017.

The Ramentol Agreement, which remains in effect until December 31, 2018, provides that in the event Ms. Ramentol’s employment should be terminated by the Company without Cause or by Ms. Ramentol’s resignation for Good Reason (in each case as such terms are defined in the Ramentol Agreement) during the one-year period following a Change in Control of the Company (as defined in the Ramentol Agreement), Ms. Ramentol would be entitled to receive a payment equal to the sum of (i) her annual base salary in effect on the date of the termination of her employment, (ii) the target amount of the annual performance bonus for her in the year in which the termination of employment occurs and (iii) the estimated employer portion of premiums that would be necessary to continue Ms. Ramentol’s coverage under the Company’s healthcare plan until the first anniversary of the date of termination (subject to proration should Ms. Ramentol become insured under a subsequent healthcare plan). In addition, all outstanding restricted stock and stock options held by Ms. Ramentol will vest in full and all stock options will become immediately exercisable on the date of the Change in Control.

The Ramentol Agreement also provides that if any amounts due to Ms. Ramentol pursuant to the Ramentol Agreement or any other plan or arrangement constitute a “parachute payment” for purposes of Section 280G of the Internal Revenue Code and the amount of the parachute payment (after taking into account all taxes, including excise taxes) is less than the amount Ms. Ramentol would receive if she was paid three times her “base amount” (as defined under Section 280G of the Internal Code), less one dollar (after taking into account all taxes, including excise taxes), then the aggregate of the amounts constituting the parachute payment will be reduced (or returned by Ms. Ramentol if already paid to her) to an amount that will equal three times Ms. Ramentol’s base amount less one dollar.

The foregoing description of the Ramentol Change in Control Agreement is not complete and is qualified in its entirety by reference to the full text of the Ramentol Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Index
Item 6.	EXHIBITS

Exhibit Number	Description

10.1(1)
Purchase and Sale Agreement, dated March 14, 2017, between New England Institute of Technology at Palm Beach, Inc. and Tambone Companies, LLC, as amended by First Amendment to Purchase and Sale Agreement dated as of April 18, 2017, and as further amended by Second Amendment to Purchase and Sale Agreement dated as of May 12, 2017

10.2*	Employment Agreement, dated as of November 8, 2017, between the Company and Scott M. Shaw.

10.3*	Employment Agreement, dated as of November 8, 2017, between the Company and Brian K. Meyers.

10.4*	Change in Control Agreement, dated as of November 8, 2017, between the Company and Deborah Ramentol.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017.

*	Filed herewith.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 13, 2017	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

10.1(1)
Purchase and Sale Agreement, dated March 14, 2017, between New England Institute of Technology at Palm Beach, Inc. and Tambone Companies, LLC, as amended by First Amendment to Purchase and Sale Agreement dated as of April 18, 2017, and as further amended by Second Amendment to Purchase and Sale Agreement dated as of May 12, 2017

10.2*	Employment Agreement, dated as of November 8, 2017, between the Company and Scott M. Shaw.

10.3*	Employment Agreement, dated as of November 8, 2017, between the Company and Brian K. Meyers.

10.4*	Change in Control Agreement, dated as of November 8, 2017, between the Company and Deborah Ramentol.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.