Form 10-Q
period 2018-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2018-05-15
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of May 11, 2018, there were 24,681,180 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,863	$14,563
Restricted cash	8,490	7,189
Accounts receivable, less allowance of $12,826 and $12,806 at March 31, 2018 and December 31, 2017, respectively	19,643	15,791
Inventories	1,910	1,657
Prepaid income taxes and income taxes receivable	140	207
Assets held for sale	-	2,959
Prepaid expenses and other current assets	2,809	2,352
Total current assets	37,855	44,718

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $169,430 and $163,946 at March 31, 2018 and December 31, 2017, respectively	54,017	52,866

OTHER ASSETS:
Noncurrent restricted cash	-	32,802
Noncurrent receivables, less allowance of $901 and $978 at March 31, 2018 and December 31, 2017, respectively	9,088	8,928
Deferred income taxes, net	424	424
Goodwill	14,536	14,536
Other assets, net	951	939
Total other assets	24,999	57,629
TOTAL	$116,871	$155,213

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$20,890	$24,647
Accounts payable	13,386	10,508
Accrued expenses	11,713	11,771
Other short-term liabilities	512	558
Total current liabilities	46,501	47,484

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	22,300	52,593
Pension plan liabilities	4,408	4,437
Accrued rent	4,025	4,338
Other long-term liabilities	418	548
Total liabilities	77,652	109,400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2018 and December 31, 2017; issued and outstanding: 30,570,099 shares at March 31, 2018 and 30,624,407 shares at December 31, 2017	141,377	141,377
Additional paid-in capital	29,452	29,334
Treasury stock at cost - 5,910,541 shares at March 31, 2018 and December 31, 2017	(82,860)	(82,860)
Accumulated deficit	(44,402)	(37,528)
Accumulated other comprehensive loss	(4,348)	(4,510)
Total stockholders’ equity	39,219	45,813
TOTAL	$116,871	$155,213

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUE	$61,889	$65,279
COSTS AND EXPENSES:
Educational services and facilities	30,503	32,709
Selling, general and administrative	37,531	38,324
Loss (gain) on sale of assets	117	(26)
Total costs & expenses	68,151	71,007
OPERATING LOSS	(6,262)	(5,728)
OTHER:
Interest income	10	31
Interest expense	(572)	(5,182)
LOSS BEFORE INCOME TAXES	(6,824)	(10,879)
PROVISION FOR INCOME TAXES	50	50
NET LOSS	$(6,874)	$(10,929)
Basic
Net loss per share	$(0.28)	$(0.46)
Diluted
Net loss per share	$(0.28)	$(0.46)
Weighted average number of common shares outstanding:
Basic	24,138	23,609
Diluted	24,138	23,609

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(6,874)	$(10,929)
Other comprehensive income
Employee pension plan adjustments	162	220
Comprehensive loss	$(6,712)	$(10,709)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2018	30,624,407	$141,377	$29,334	$(82,860)	$(37,528)	$(4,510)	$45,813
Net loss	-	-	-	-	(6,874)	-	(6,874)
Employee pension plan adjustments	-	-	-	-	-	162	162
Stock-based compensation expense
Restricted stock	113,946	-	429	-	-	-	429
Net share settlement for equity-based compensation	(168,254)	-	(311)	-	-	-	(311)
BALANCE - March 31, 2018	30,570,099	$141,377	$29,452	$(82,860)	$(44,402)	$(4,348)	$39,219

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2017	30,685,017	$141,377	$28,554	$(82,860)	$(26,044)	$(6,101)	$54,926
Net loss	-	-	-	-	(10,929)	-	(10,929)
Employee pension plan adjustments	-	-	-	-	-	220	220
Stock-based compensation expense
Restricted stock	(2,398)	-	361	-	-	-	361
Net share settlement for equity-based compensation	(184,231)	-	(429)	-	-	-	(429)
BALANCE - March 31, 2017	30,498,388	$141,377	$28,486	$(82,860)	$(36,973)	$(5,881)	$44,149

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,874)	$(10,929)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,100	2,153
Amortization of deferred finance charges	87	149
Write-off of deferred finance charges	-	2,161
Loss (gain) on disposition of assets	117	(26)
Fixed asset donation	-	(18)
Provision for doubtful accounts	3,811	3,130
Stock-based compensation expense	429	361
Deferred rent	(276)	55
(Increase) decrease in assets:
Accounts receivable	(7,823)	(4,636)
Inventories	(253)	19
Prepaid income taxes and income taxes receivable	67	49
Prepaid expenses and current assets	(467)	(462)
Other assets, net	(45)	(888)
Increase (decrease) in liabilities:
Accounts payable	2,980	(3,211)
Accrued expenses	(95)	2,185
Unearned tuition	(3,757)	(1,611)
Other liabilities	(43)	45
Total adjustments	(3,168)	(545)
Net cash used in operating activities	(10,042)	(11,474)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(476)	(832)
Proceeds from sale of property and equipment	8	26
Net cash used in investing activities	(468)	(806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(32,800)	(44,266)
Proceeds from borrowings	2,500	30,000
Payment of deferred finance fees	(80)	(844)
Net share settlement for equity-based compensation	(311)	(429)
Net cash used in financing activities	(30,691)	(15,539)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(41,201)	(27,819)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	54,554	47,715
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$13,353	$19,896

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2018	2017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$421	$1,523
Income taxes	$1	$150
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$128	$1,048

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 23 schools in 14 states, offers programs in automotive technology, skilled trades (which among other programs include HVAC, welding and computerized numerical control and electronic systems technology), healthcare services (which among other programs include nursing, dental assistant, medical administrative assistant and pharmacy technician), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs offered by the U.S. Department of Education (the “DOE”) and applicable state education agencies which allow students to apply for and access federal student loans as well as other forms of financial aid.

We operate in three reportable business segments:  (a) Transportation and Skilled Trades segment, (b) Healthcare and Other Professions (“HOPS”) segment, and (c) Transitional segment which refers to schools that have been or are currently being taught out.  In November 2015, the Board of Directors approved a plan for the Company to divest the schools included in the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. When the decision was first made by the Board of Directors to divest HOPS, 18 campuses were operating in this segment.  By the end of 2017, we had closed seven underperforming campuses leaving a total of eleven campuses remaining under the HOPS segment.   The Company believes that the closures of the aforementioned campuses have positioned the HOPS segment and the Company to be more profitable going forward as well as maximizing returns for the Company’s shareholders.

The combination of several factors, including, among other things, the inability of a prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS segment operations and the closure of seven underperforming campuses, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company intends to retain and continue to operate the remaining campuses in the HOPS segment.  The results of operations of the campuses included in the HOPS segment are reflected as continuing operations in the condensed consolidated financial statements.

In 2016, the Company completed the teach-out of its Hartford, Connecticut; Fern Park, Florida and Henderson (Green Valley), Nevada campuses, which originally operated in the HOPS segment.  In 2017, the Company completed the teach-out of its Northeast Philadelphia, Pennsylvania; Center City Philadelphia, Pennsylvania; West Palm Beach, Florida; Brockton, Massachusetts; and Lowell, Massachusetts schools, which also were originally in the HOPS segment and all of which were taught out and closed by December 2017 and are included in the Transitional segment as of December 31, 2017.

On August 14, 2017, New England Institute of Technology at Palm Beach, Inc., a wholly-owned subsidiary of the Company, consummated the sale of the real property located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”) to Tambone Companies, LLC, pursuant to a previously disclosed purchase and sale agreement entered into on March 14, 2017. Pursuant to the terms of the sale agreement, as subsequently amended, the purchase price for the West Palm Beach Property was $15.8 million. As a result, the Company recorded a gain on the sale in the amount of $1.5 million. As previously disclosed, the West Palm Beach Property served as collateral for a short term loan in the principal amount of $8.0 million obtained by the Company from its lender, Sterling National Bank, on April 28, 2017, which loan matured upon the earlier of the sale of the West Palm Beach Property or October 1, 2017. Accordingly, on August 14, 2017, concurrently with the consummation of the sale of the West Palm Beach Property, the Company repaid the term loan in an aggregate amount of $8.0 million, consisting of principal and accrued interest.

Index
Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these challenges, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At March 31, 2018, the Company’s sources of cash primarily included cash and cash equivalents of $13.4 million (of which $8.5 million is restricted) and $1.9 million of availability under the Company’s revolving loan facility discussed below. Refer to Note 5 for more information on the Company’s revolving loan facility.  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2017 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2018.

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

New Accounting Pronouncements – The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) 2017-09, “Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of ASU 2017-09 had no impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220)”. The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is in the process of assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the disparity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted the new standard effective January 1, 2018.  The amendments were applied using a retrospective transition method to each period presented. The Company includes in its cash and cash-equivalent balances in the condensed consolidated statements of cash flows those amounts that have been classified as restricted cash and restricted cash equivalents for each of the periods presented.

Index
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted the new standard effective January 1, 2018.  The adoption of ASU 2016-15 had no impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard, ASU 2014-09, “Revenue from Contracts with Customers.”  The amendments include ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations,” issued in March 2016, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing,” issued in April 2016, which amends the guidance in ASU No. 2014-09 related to identifying performance obligations.  The new standard, which supersedes previously existing revenue recognition guidance, creates a five-step model for revenue recognition requiring companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model requires (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue at the time that each performance obligation is satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption.

We adopted the new standard effective January 1, 2018 using the modified retrospective approach.  The Company’s revenue streams primarily consist of tuition and related services provided to students over the course of the program as well as other transactional revenue such as tools.  Based on the Company’s assessment, the analysis of the contract portfolio under ASU 2016-10 results in the revenue for the majority of the Company’s student contracts being recognized over time which is consistent with the Company’s previous revenue recognition model. For all student contracts, there is continuous transfer of control to the student and the number of performance obligations under ASU 2016-10 is consistent with those identified under the existing standard. The Company determined the impact of the adoption of the new standard on revenue recognition for student contracts to be immaterial on its condensed consolidated financial statements and disclosures. See additional information in Note 3.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of income. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the update will have on the Company’s condensed consolidated financial statements.

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

Index
Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.  See information regarding the impact of the Tax Cuts and Jobs Act in Note 7.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three months ended March 31, 2018 and 2017, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Basic shares outstanding	24,137,577	23,609,308
Dilutive effect of stock options	-	-
Diluted shares outstanding	24,137,577	23,609,308

For the three months ended March 31, 2018 and 2017, options to acquire 127,973 and 631,927 shares were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the three months ended March 31, 2018 and 2017, options to acquire 147,667 and 180,667 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

3.	REVENUE RECOGNITION

Prior to adoption of ASU 2014-09

Revenues are derived primarily from programs taught at our schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program as the student proceeds through the program, which is the period of time from a student’s start date through his or her graduation date (including internships or externships, if any, occurring prior to graduation) as we complete the performance of teaching the student entitling us to the revenue.  Other revenues, such as tool sales and contract training revenues are recognized as goods are delivered or training completed. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition.

Index
We evaluate whether collectability of revenue is reasonably assured prior to the student commencing a program by attending class and reassess collectability of tuition and fees when a student withdraws from a course.  We calculate the amount to be returned under Title IV and its stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, we expect payment from the student.  We have a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  We continuously monitor our historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our condensed consolidated balance sheets as we generally do not recognize tuition revenue in our condensed consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of our refund policies, we may be entitled to incremental revenue on the day the student withdraws from one of our schools. We record revenue for students who withdraw from one of our schools when payment is received because collectability on an individual student basis is not reasonably assured.

After adoption of ASU 2014-09

On January 1, 2018, we adopted the new standard on revenue recognition, ASU 2014-09, using the modified retrospective approach. The adoption of ASU 2016-10 did not have a material impact on the measurement or recognition of revenue in any prior or current reporting periods and there was no adjustment to retained earnings.  The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to students in an amount that reflects the consideration to which the company expects to be entitled in exchange for such goods or services.

Substantially all of our revenues are considered to be revenues from contracts with students.  The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from one of our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date. We have assessed the costs incurred to obtain or fulfill a contract with a student and determined them to be immaterial.

Unearned tuition is the only significant contract asset or liability impacted by our adoption of ASU 2016-10.  Unearned tuition in the amount of $20.9 million and $24.6 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. The change in the contract liability balance during the period ended March 31, 2018 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three month period ended March 31, 2018 that was included in the contract liability balance at the beginning of the year was $18.1 million.

Index
The following table depicts the timing of revenue recognition:

Three months ended March 31, 2018	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$2,048	$735	$-	$2,783
Services transferred over time	40,699	18,407	-	59,106
Total revenues	$42,747	$19,142	$-	$61,889

Three months ended March 31, 2017	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$1,775	$764	$(7)	$2,532
Services transferred over time	41,384	17,081	4,282	62,747
Total revenues	$43,159	$17,845	$4,275	$65,279

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the three months ended March 31, 2018 and 2017.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that, as of March 31, 2018 and 2017, there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at March 31, 2018 and 2017 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2018	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2018	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2017	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2017	$117,176	$(102,640)	$14,536

As of March 31, 2018 and 2017, the goodwill balance is related to the Transportation and Skilled Trades segment.

Index
Intangible assets, which are included in other assets in the accompanying condensed consolidated balance sheets, consist of the following:

Curriculum
Gross carrying amount at January 1, 2018	$160
Adjustments	-
Gross carrying amount at March 31, 2018	160

Accumulated amortization at January 1, 2018	144
Amortization	4
Accumulated amortization at March 31, 2018	148

Net carrying amount at March 31, 2018	$12

Weighted average amortization period (years)	10

Amortization of intangible assets was less than $0.1 million for each of the three months ended March 31, 2018 and 2017.

The following table summarizes the estimated future amortization expense:

Year Ending December 31,
Remainder of 2018	$12

5.	LONG-TERM DEBT

Long-term debt consist of the following:

	March 31, 2018	December 31, 2017
Credit agreement	$23,100	$53,400
Deferred Financing Fees	(800)	(807)
	22,300	52,593
Less current maturities	-	-
	$22,300	$52,593

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  Subsequently, as a result of a November 29, 2017 amendment of the Credit Facility, aggregate availability under the Credit Facility has increased to $65 million, consisting of (a) a $25 million revolving loan facility (“Facility 1”),  (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million, and (c) a $15 million revolving credit loan (“Facility 3”).  The Credit Agreement was again amended on February 23, 2018, to, among other things, effect certain modifications to the financial covenants and other provisions of the Credit Agreement and to allow the Company to pursue the sale of certain real property assets. The February 23, 2018 amendment increased the interest rate for borrowings under Facility 1 to a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%. Prior to the most recent amendment of the Credit Agreement, revolving loans outstanding under Facility 1 bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  Revolving loans under Facility 2 and Facility 3 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

Index
The Credit Facility replaces a term loan facility (the “Prior Credit Facility”) which was repaid and terminated concurrently with the effectiveness of the Credit Facility.  The term of the Credit Facility is 38 months, maturing on May 31, 2020, except that the Facility 3 will mature one year earlier, on May 31, 2019.

The Credit Facility is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company as well as mortgages on four parcels of real property owned by the Company in Colorado, Tennessee and Texas at which three of the Company’s schools are located, as well as a former school property owned by the Company located in Connecticut.

At the closing of the Credit Facility, the Company drew $25 million under Tranche A, which, pursuant to the terms of the Credit Agreement, was used to repay the Prior Credit Facility and to pay transaction costs associated with closing the Credit Facility.  After the disbursements of such amounts, the Company retained approximately $1.8 million of the borrowed amount for working capital purposes.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss for any fiscal year commencing with the fiscal year ending December 31, 2019 and require a minimum adjusted EBITDA and a minimum tangible net worth, which is an annual covenant, as well as events of default customary for facilities of this type.  As of March 31, 2018, the Company is in compliance with all covenants.

In connection with the Credit Agreement, the Company paid the Bank an origination fee in the amount of $250,000 and other fees and reimbursements that are customary for facilities of this type.  In connection with the February 23, 2018 amendment of the Credit Agreement, the Company paid the Bank a modification fee in the amount of $50,000.

The Company incurred an early termination premium of approximately $1.8 million in connection with the termination of the Prior Credit Facility.

On April 28, 2017, the Company entered into an additional secured credit agreement with the Bank, pursuant to which the Company obtained a short term loan in the principal amount of $8 million, the proceeds of which were used for working capital and general corporate purposes.  The loan, which had an interest rate equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%, was secured by two real property assets located in West Palm Beach, Florida at which schools operated by the Company were located and matured upon the earlier of October 1, 2017 and the date of the sale of the West Palm Beach, Florida property.  The Company sold the two properties located in West Palm Beach, Florida to Tambone Companies, LLC in the third quarter of 2017 and repaid the $8 million using the proceeds of such sale.

Index
As of March 31, 2018, the Company had $23.1 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of December 31, 2017, the Company had $53.4 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of March 31, 2018 and December 31, 2017, there were letters of credit in the aggregate outstanding principal amount of $8.5 million and $7.2 million, respectively.  During the three months ended March 31, 2018, the Company repaid all outstanding amounts as of December 31, 2017 on Facility 2 of $17.8 million and Facility 3 of $15 million.

Scheduled maturities of long-term debt at March 31, 2018 are as follows:

Year ending December 31,
2018	$-
2019	-
2020	23,100
$23,100

6.	STOCKHOLDERS’ EQUITY

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

On February 23, 2018, restricted shares were granted to certain employees of the Company, which shares vested immediately.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares, however, the recipient can only sell or other transfer the shares after the expiration of specified period of time from 120 to 240 days following the date of grant.

On May 13, 2016 and January 16, 2017, performance-based restricted shares were granted to certain employees of the Company, which vest on March 15, 2017 and March 15, 2018 based upon the attainment of a financial metric during each fiscal year ending December 31, 2016 and 2017.  These shares vested as of March 31, 2018 and are held without restriction.

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

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest on the first anniversary of the grant date.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.

For the three months ended March 31, 2018 and 2017, the Company completed a net share settlement for 168,254 and 184,231 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2018 and/or 2017, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.3 million and $0.4 million for each of the three months ended March 31, 2018 and 2017, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2017	607,994	$1.90
Granted	113,946	1.55
Canceled	-	-
Vested	(576,446)	1.60

Nonvested restricted stock outstanding at March 31, 2018	145,494	2.82

The restricted stock expense for each of the three months ended March 31, 2018 and 2017 was $0.4 million.  The unrecognized restricted stock expense as of March 31, 2018 and December 31, 2017 was $0.1 million and $0.3 million, respectively.  As of March 31, 2018, outstanding restricted shares under the LTIP had aggregate intrinsic value of $0.3 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	167,667	$12.11	2.97 years	$-
Canceled	(20,000)	12.00		-

Outstanding at March 31, 2018	147,667	12.13	3.10 years	-

Vested as of March 31, 2018	147,667	12.13	3.10 years	-

Exercisable as of March 31, 2018	147,667	12.13	3.10 years	-

As of March 31, 2018, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At March 31, 2018
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	99,667	3.59	$8.15	99,667	$8.15
$14.00-$19.99	17,000	1.59	19.98	17,000	19.98
$20.00-$25.00	31,000	2.35	20.62	31,000	20.62

	147,667	3.10	12.13	147,667	12.13

Index
7.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2018 and 2017 was less than $0.1 million, or 0.7% of pretax loss, and less than $0.1 million, or 0.5% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on the Company’s initial analysis of the impact, it consequently recorded a decrease related to deferred tax assets of $17.7 million as of December 31, 2017. The expense is offset with a corresponding release of valuation allowance.  As of March 31, 2018, the Company is continuing to gather additional information to complete its accounting for these items and expect to complete its accounting within the prescribed measurement period.

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

During the three months ended March 31, 2018, March 31, 2017 and at December 31, 2017, the Company reclassified its Marietta, Georgia campus from the HOPS segment to the Transportation and Skilled Trades segment.  This reclassification occurred to address how the Company evaluates performance and allocates resources and was approved by the Company’s Board of Directors.

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
Transportation and Skilled Trades	$42,747	69.1%	$43,159	66.1%	$675	$1,899
Healthcare and Other Professions	19,142	30.9%	17,846	27.3%	243	314
Transitional	-	0.0%	4,274	6.5%	-	(568)
Corporate	-	0.0%	-	0.0%	(7,180)	(7,373)
Total	$61,889	100.0%	$65,279	100.0%	$(6,262)	$(5,728)

	Total Assets
	March 31, 2018	December 31, 2017
Transportation and Skilled Trades	$83,707	$81,752
Healthcare and Other Professions	9,871	9,143
Transitional	-	3,965
Corporate	23,293	60,353
Total	$116,871	$155,213

10.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	March 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$4,863	$4,863	$-	$-	$4,863
Restricted cash	8,490	8,490	-	-	8,490
Prepaid expenses and other current assets	2,809	-	2,809	-	2,809

Financial Liabilities:
Accrued expenses	$11,713	$-	$11,713	$-	$11,713
Other short term liabilities	512	-	512	-	512
Credit facility	22,300	-	17,418	-	17,418

We estimate fair value of Facility 1 of the Credit Facility based on a present value analysis utilizing aggregated market yields obtained from independent pricing sources for similar financial instruments.

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

The Company has an agreement with MATCO Tools whereby MATCO provides the Company, on an advance commission basis, credits in MATCO branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The amount of the Company’s purchases from this third party was $0.4 million for the three months ended March 31, 2018. Management believes that its agreement with MATCO is an arm’s length transaction and on similar terms as would have been obtained from unaffiliated third parties.

12.	SUBSEQUENT EVENTS

On May 15, 2018, seven of our schools were notified by Accrediting Commission of Career Schools and Colleges (“ACCSC”) that its commission voted at its May 2018 meeting to award those campuses with an initial grant of accreditation.  The accreditation transition process began when our current accreditor of these schools, Accrediting Council for Independent Colleges and Schools (“ACICS”), lost its recognition with the U.S. Department of Education (“ED”), on December 12, 2016.  In order to retain eligibility for Title IV, Higher Education Act of 1965, as amended, (“HEA”) programs, our seven schools were required to obtain accreditation by an ED-recognized accrediting agency within 18 months of December 12, 2016.  While ACICS had its recognition restored with ED on April 3, 2018, relieving our seven schools of the necessity to obtain accreditation by an ED-recognized agency by June 12, 2018, we will nonetheless be transitioning the seven schools to accreditation by ACCSC.

Our Southington, Connecticut campus was notified in correspondence dated May 14, 2018, by the New England Association of Schools and Colleges (“NEASC”), the college’s institutional accreditor, that its Commission on Institutions of Higher Education directed the school to show cause why it should not be placed on probation. The reasons for the show-cause directive include the Commission’s belief that our Southington school may not meet seven of NEASC’s Standards of Accreditation.  The Southington school will have an opportunity to respond by June 13, 2018, to the show-cause directive to evidence its compliance with the NEASC Standards of Accreditation.  Further, the school has been given the opportunity to present its response to the show-cause directive during an in-person hearing at the NEASC Commission meeting on June 28, 2018.  Our Southington school believes that the areas noted in the May 14, 2018, correspondence from NEASC have previously been satisfied as documented in the college’s self-evaluation report, its October 2017 visiting team report, or the college’s response to the visiting team report dated March 29, 2018.  We expect to hear from NEASC on the Southington school’s response to the show-cause directive in July 2018.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto filed in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2017, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2017.

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 23 schools in 14 states, offers programs in automotive technology, skilled trades (which among other programs include HVAC, welding and computerized numerical control and electronic systems technology), healthcare services (which among other programs include nursing, dental assistant, medical administrative assistant and pharmacy technician), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

Our business is organized into three reportable business segments:  (a) Transportation and Skilled Trades segment, (b) Healthcare and Other Professions (“HOPS”) segment, and (c) Transitional segment, which refers to schools that have been or are currently being taught out.  In November 2015, the Board of Directors of the Company approved a plan for the Company to divest the 18 campuses then comprising the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. By the end of 2017, we had closed seven underperforming campuses leaving a total of 11 campuses remaining under the HOPS segment.   The Company believes that the closures of the aforementioned campuses have positioned the HOPS segment and the Company to be more profitable going forward as well as maximizing returns for the Company’s shareholders.

The combination of several factors, including the inability of a prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS segment operations and the closure of seven underperforming campuses, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company now intends to retain and continue to operate the remaining campuses in the HOPS segment.  The results of operations of the campuses included in the HOPS segment are reflected as continuing operations in the consolidated financial statements.

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

Index
On August 14, 2017, New England Institute of Technology at Palm Beach, Inc., a wholly-owned subsidiary of the Company, consummated the sale of the real property located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”) to Tambone Companies, LLC, pursuant to a previously disclosed purchase and sale agreement entered into on March 14, 2017. Pursuant to the terms of the sale agreement, as subsequently amended, the purchase price for the West Palm Beach Property was $15.8 million. As a result, the Company recorded a gain on the sale in the amount of $1.5 million. As previously disclosed, the West Palm Beach Property served as collateral for a short term loan in the principal amount of $8.0 million obtained by the Company from its lender, Sterling National Bank, on April 28, 2017, which loan matured upon the earlier of the sale of the West Palm Beach Property or October 1, 2017. Accordingly, on August 14, 2017, concurrently with the consummation of the sale of the West Palm Beach Property, the Company repaid the term loan in an aggregate amount of $8.0 million, consisting of principal and accrued interest.

On March 31, 2017, the Company entered into a new revolving credit facility described below with Sterling National Bank in the aggregate principal amount of up to $55 million.  Subsequently, as a result of a November 29, 2017 amendment of the credit facility, aggregate availability under the Credit Facility has increased to $65 million, consisting of (a) a $25 million revolving loan (“Facility1”), (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million, and (c) a $15 million revolving credit loan (“Facility 3”).  The credit facility was again amended on February 23, 2018, to, among other things, effect certain modifications to the financial covenants and other provisions of the credit facility and to allow the Company to pursue the sale of certain real property assets.  The new credit facility requires that revolving loans in excess of $25 million and all letters of credit issued thereunder be cash collateralized dollar for dollar.  The new revolving credit facility replaces a term loan facility which was repaid and terminated concurrently with the effectiveness of the new revolving credit facility.  The final maturity date for the new revolving credit facility is May 31, 2020 except for Facility 3 which matures on May 31, 2019.  The new revolving credit facility is discussed in further detail under the heading “Liquidity and Capital Resources” below and in Note 5 to the condensed consolidated financial statements included in this report.

As of March 31, 2018, we had 10,484 students enrolled at 23 campuses in our programs.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For Revenue Recognition refer to Note 3 to the condensed consolidated financial statements contained herein.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations for the Three Months Ended March 31, 2018

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.3%	50.1%
Selling, general and administrative	60.6%	58.7%
Loss (gain) on sale of assets	0.2%	0.0%
Total costs and expenses	110.1%	108.8%
Operating loss	-10.1%	-8.8%
Interest expense, net	-0.9%	-7.9%
Loss from operations before income taxes	-11.0%	-16.7%
Provision for income taxes	0.1%	0.1%
Net Loss	-11.1%	-16.8%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Consolidated Results of Operations

Revenue.   Revenue decreased by $3.4 million, or 5.2%, to $61.9 million for the three months ended March 31, 2018 from $65.3 million in the prior year comparable period.  The decrease was all attributed to the Transitional segment, which did not have any revenue for the quarter compared to $4.3 million in the prior comparable quarter.  As of March 31, 2018, for the first time in several years, we did not have any closing campus operations, which would otherwise have been reported under the Transitional segment.  Excluding the Transitional segment from the prior year, revenue would have increased by $0.9 million, or 1.5% for the first quarter of 2018 compared to 2017.

Total student starts decreased slightly by 2.5% for the three months ended March 31, 2018 as compared to the prior year comparable period.  Excluding the Transitional segment, which includes closed campuses, student starts increased by 2.2% quarter over quarter.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $2.2 million, or 6.8%, to $30.5 million for the three months ended March 31, 2018 from $32.7 million in the prior year comparable period.  The expense reductions were a combination of a $2.7 million decrease relating to the Transitional segment, partially offset by (a) increased facilities expense of $0.3 million mainly as a result of higher winter related common area maintenance charges and utilities expense; and (b) higher books and tools expense of $0.3 million related to laptops issued to new student starts for a growing number of program offerings.  Educational services and facilities expenses, as a percentage of revenue, decreased to 49.3% for the three months ended March 31, 2018 from 50.1% in the prior year comparable period.

Selling, general and administrative expense.  Our selling general and administrative expense decreased by $0.8 million, or 2.1%, to $37.5 million for the three months ended March 31, 2018 from $38.3 million in the prior year comparable period.  The cost reductions were a combination of a $2.1 million decrease related to the Transitional segment, offset by (a) higher marketing expense of $1.1 million directed at impacting future start growth; and (b) higher administrative expenses of $0.5 million mainly due to bad debt expense stemming from higher accounts receivable balance reserves particularly in the active and graduate group of students.  Selling general and administrative expenses, as a percentage of revenue, increased to 60.6% for the three months ended March 31, 2018 from 58.7% in the prior year comparable period.

As of March 31, 2018, we had total outstanding loan commitments to our students of $52.6 million, as compared to $51.9 million at December 31, 2017.  The increase was due to the timing of students packaged with institutional loans in combination with the seasonality of the business.

Index
Loss on sale of fixed assets.    Loss on sale of assets increased by $0.1 million primarily as a result of a non-cash charge in relation to one of our campuses that was previously classified as held for sale in 2017.  During 2018 the Company re-classed this campus out of held for sale and booked catch-up depreciation in the amount of $0.1 million.

Net interest expense.   Net interest expense for the three months ended March 31, 2018 decreased by $4.6 million, or 89.1% to $0.6 million from $5.2 million in the prior year comparable period.  The decrease was primarily the result of the termination of our previous term loan and the related fees and expenses associated with that early termination, which occurred on March 31, 2017.  As a result of this strategic decision, the Company anticipates savings of approximately $3 million annually.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.7% of pretax loss, for the three months ended March 31, 2018, compared to a provision for income taxes of $0.1 million, or 0.5% of pretax loss, in the prior year comparable period.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Cuts and Jobs Act, among other things, eliminates the corporate alternative minimum tax (the “AMT”) and changes how existing AMT credits can be realized either to offset regular tax liability or to be refunded.

At March 31, 2018 and December 31, 2017, we have not completed our analysis of the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued our deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on our initial analysis of the impact, we recorded a decrease related to deferred tax assets of $17.7 million at December 31, 2017. The expense is offset with a corresponding release of valuation allowance.

No other federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these challenges, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  In 2016, the Company ceased operations in Hartford, Connecticut; Fern Park, Florida; and Henderson (Green Valley), Nevada.  In 2017, the Company completed the teach-out of its Center City Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; West Palm Beach, Florida, Brockton, Massachusetts and Lowell, Massachusetts schools.  All of these schools were previously included in our HOPS segment and as of December 31, 2017, they have all been closed.  As of March 31, 2018, there are no campuses included in the Transitional segment.

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

Index
The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of March 31, 2018, there are no campuses classified in the Transitional segment.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

For all prior periods presented, the Company reclassified its Marietta, Georgia campus from the HOPS segment to the Transportation and Skilled Trades segment.  This reclassification occurred to address how the Company evaluates performance and allocates resources and was approved by the Company’s Board of Directors.

The following table present results for our three reportable segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	% Change
Revenue:
Transportation and Skilled Trades	$42,747	$43,159	-1.0%
HOPS	19,142	17,846	7.3%
Transitional	-	4,274	-100.0%
Total	$61,889	$65,279	-5.2%

Operating Income (Loss):
Transportation and Skilled Trades	$675	$1,899	-64.5%
Healthcare and Other Professions	243	314	-22.6%
Transitional	-	(568)	100.0%
Corporate	(7,180)	(7,373)	2.6%
Total	$(6,262)	$(5,728)	-9.3%

Starts:
Transportation and Skilled Trades	1,806	1,796	0.6%
Healthcare and Other Professions	980	929	5.5%
Transitional	-	132	-100.0%
Total	2,786	2,857	-2.5%

Average Population:
Transportation and Skilled Trades	6,627	3,776	75.5%
Healthcare and Other Professions	3,586	3,430	4.5%
Transitional	-	884	-100.0%
Total	10,213	8,090	26.2%

End of Period Population:
Transportation and Skilled Trades	6,736	6,945	-3.0%
Healthcare and Other Professions	3,748	3,539	5.9%
Transitional	-	774	-100.0%
Total	10,484	11,258	-6.9%

Index
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Transportation and Skilled Trades
Student starts increased slightly for the three months ended March 31, 2018 when compared to the prior year comparable period.

Operating income was $0.7 million for the three months ended March 31, 2018 as compared to $1.9 million in the prior year comparable period mainly due to the following factors:

•
Revenue decreased to $42.7 million for the three months ended March 31, 2018, as compared to $43.2 million in the prior year comparable period.  The decrease in revenue was a result of a 2.2% decrease in average population driven by a lower carry in population of approximately 300 students.  Partially offsetting the reductions is a 1.3% increase in average revenue per student primarily due to tuition increases.

•
Educational services and facilities expense increased by $0.2 million, or 1.1%, to $20.7 million for the three months ended March 31, 2018 from $20.5 million in the prior year comparable period.  Increased costs were mainly the result of issuing laptops to new student starts for a growing number of program offerings quarter over quarter.

•
Selling, general and administrative expenses increased by $0.6 million, or 2.8%, to $21.3 million for the three months ended March 31, 2018 from $20.8 million in the prior year comparable period.  Increased costs were primarily resulting from $0.5 million of additional marketing investment directed at future start growth.

Healthcare and Other Professions
Student starts increased by 5.5% for the three months ended March 31, 2018 from the prior year comparable period.

Operating income for the three months ended March 31, 2018 was $0.2 million compared to $0.3 million in the prior year comparable period.  The slight decrease was mainly due to the following factors:

•
Revenue increased by $1.3 million, or 7.3%  to $19.1 million for the three months ended March 31, 2018, as compared to $17.8 million in the prior year comparable period.  The increase in revenue was a result of a 4.6% increase in average student population driven by an increased carry in population of approximately 150 students; and a 2.5% increase in average revenue per student primarily due to tuition increases.

•
Educational services and facilities expense increased by $0.3 million, or 3.4% to $9.8 million for the three months ended March 31, 2018, from $9.5 million in the prior year comparable period.  The increase in expense was primarily driven by increased instructional expense and facilities expense.

•
Selling general and administrative expenses increased by $1.0 million, or 13%, to $9.1 million for the three months ended March 31, 2018 from $8.1 million in the prior year comparable period.  The increase was primarily driven by two factors, (a) a $0.6 million increase in marketing investment; and (b) a $0.4 million increase in administrative expenses as a result of additional bad debt expense.  This increase was mainly due to higher revenue resulting in higher student receivable balances and thus increasing the bad debt reserve or expense.

Transitional
The following table lists the schools previously categorized in the Transitional segment as of December 31, 2017.  As of March 31, 2018, there were no campuses classified in the Transitional segment.

Campus	Date Closed
Northeast Philadelphia, Pennsylvania	September 30, 2017
Center City Philadelphia, Pennsylvania	August 31, 2017
West Palm Beach, Florida	September 30, 2017
Brockton, Massachusetts	December 31, 2017
Lowell, Massachusetts	December 31, 2017
Fern Park, Florida	March 31, 2016
Hartford, Connecticut	December 31, 2016
Henderson (Green Valley), Nevada	December 31, 2016

Revenue for the campuses in the above table have been classified in the Transitional segment for comparability for the year ended December 31, 2017.

There was no revenue for the Transitional segment for the three months ended March 31, 2018 as all of the campuses classified in this segment were closed as of December 31, 2017.  Revenue in the prior year comparable period was $4.3 million.

Index
There was no operating income or loss for the Transitional segment for the three months ended March 31, 2018.  Operating loss in the prior year comparable period was $0.6 million.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses decreased by $0.2 million, or 2.6%, to $7.2 million for the three months ended March 31, 2018 from $7.4 million in the prior year comparable period.  The decrease in costs were primarily driven by reductions in salaries and benefits expense of $0.4 million partially offset by a loss on sale of assets of $0.1 million.  This loss on sale of assets related to catch-up depreciation expense in connection with a building previously classified as held for sale during 2017, but was re-classified out of held for sale as of January 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital expenditures are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(10,042)	$(11,474)
Net cash used in investing activities	(468)	(806)
Net cash used in financing activities	(30,691)	(15,539)

As of March 31, 2018, the Company had a net debt balance of $9.7 million compared to a net cash balance of $1.2 million as of December 31, 2017.  The decrease in cash position can mainly be attributed to the repayment of $32.8 million in borrowings under our line of credit facility; a net loss during the three months ended March 31, 2018; and seasonality of the business.  Management believes that the Company has adequate resources in place to execute its 2018 operating plan.  In addition, the implementation of the Company's current credit facility in 2017 should yield an anticipated $3 million of reduced interest expense annually.

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

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we leveraged our owned real estate. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population, in addition to our current sources of capital that provide short term liquidity.

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

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Index
Operating Activities

Net cash used in operating activities was $10.0 million for the three months ended March 31, 2018 compared to $11.5 million in the prior year comparable period of 2017.  The decrease in cash used in operating activities for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily due to a net loss from operations as well as changes in other working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition.

Investing Activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2018 compared to $0.8 million in the prior year comparable period.  The decrease of $0.3 million was primarily the result of reduced spending on capital expenditures quarter over quarter.  The decrease in spending was due in part to the timing of asset spending.  The Company expects investments in asset purchases to increase in the second quarter.

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

Financing Activities

Net cash used in financing activities was $30.7 million for the three months ended March 31, 2018 as compared to $15.5 million in the prior year comparable period. The increase of $15.2 million was primarily due to increased net payments on borrowings of $30.3 million for the three months ended March 31, 2018 as compared to net payments on borrowing of $14.3 million in the prior year comparable period.

Net borrowings consisted of: (a) total borrowing to date under our secured revolving credit facility of $2.5 million; and (b) $32.8 million in total repayments made by the Company.  The noncurrent restricted cash balance of $32.8 million has been repaid during the first quarter of 2018.

Credit Agreement

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  Subsequently, as a result of a November 29, 2017 amendment of the Credit Facility, aggregate availability under the Credit Facility has increased to $65 million, consisting of (a) a $25 million revolving loan (“Facility 1”), (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million, and(c) a $15 million revolving credit loan (“Facility 3”).  The Credit Agreement was again amended on February 23, 2018, to, among other things, effect certain modifications to the financial covenants and other provisions of the Credit Agreement and to allow the Company to pursue the sale of certain real property assets. The February 23, 2018 amendment increased the interest rate for borrowings under Facility 1 to a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%. Prior to the most recent amendment of the Credit Agreement, revolving loans outstanding under Facility 1 bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  Revolving loans under Facility 2 and Facility 3 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

The Credit Facility replaces a term loan facility (the “Prior Credit Facility”) which was repaid and terminated concurrently with the effectiveness of the Credit Facility.  The term of the Credit Facility is 38 months, maturing on May 31, 2020, except that the Facility 3 will mature one year earlier, on May 31, 2019.

The Credit Facility is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company as well as mortgages on four parcels of real property owned by the Company in Colorado, Tennessee and Texas at which three of the Company’s schools are located, as well as a former school property owned by the Company located in Connecticut.

Index
At the closing of the Credit Facility, the Company drew $25 million under Facility 1, which, pursuant to the terms of the Credit Agreement, was used to repay the Prior Credit Facility and to pay transaction costs associated with closing the Credit Facility.  After the disbursements of such amounts, the Company retained approximately $1.8 million of the borrowed amount for working capital purposes.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss for any fiscal year commencing with the fiscal year ending December 31, 2019 and require a minimum adjusted EBITDA and a minimum tangible net worth, which is an annual covenant, as well as events of default customary for facilities of this type.  As of March 31, 2018, the Company is in compliance with all covenants.

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

On April 28, 2017, the Company entered into an additional secured credit agreement with the Bank, pursuant to which the Company obtained a short term loan in the principal amount of $8 million, the proceeds of which were used for working capital and general corporate purposes.  The loan, which had an interest rate equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%, was secured by two real property assets located in West Palm Beach, Florida at which schools operated by the Company were located and matured upon the earlier of October 1, 2017 and the date of the sale of the West Palm Beach, Florida property.  The Company sold the two properties located in West Palm Beach, Florida to Tambone Companies, LLC in the third quarter of 2017 and repaid the $8 million using the proceeds of such sale.

As of March 31, 2018, the Company had $23.1 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of December 31, 2017, the Company had $53.4 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of March 31, 2018 and December 31, 2017, there were letters of credit in the aggregate outstanding principal amount of $8.5 million and $7.2 million, respectively.  During the three months ended March 31, 2018, the Company repaid all outstanding amounts as of December 31, 2017 on Facility 2 of $17.8 million and Facility 3 of $15 million.

Index
The following table sets forth our long-term debt (in thousands):

	March 31, 2018	December 31, 2017
Credit agreement	$23,100	$53,400
Deferred Financing Fees	(800)	(807)
	22,300	52,593
Less current maturities	-	-
	$22,300	$52,593

As of March 31, 2018, we had outstanding loan commitments to our students of $52.6 million, as compared to $51.9 million at December 31, 2017.  Loan commitments, net of interest that would be due on the loans through maturity, were $38.7 million at March 31, 2018, as compared to $38.5 million at December 31, 2017.

Contractual Obligations

Long-term Debt.  As of December 31, 2018, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$23,100	$-	$23,100	$-	$-
Operating leases	76,212	19,327	29,218	12,886	14,781
Total contractual cash obligations	$99,312	$19,327	$52,318	$12,886	$14,781

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018, except for surety bonds.  As of March 31, 2018, we posted surety bonds in the total amount of approximately $12.8 million.  Cash collateralized letters of credit of $8.5 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have entered into a new credit facility as described above. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On March 31, 2017, the Company repaid in full and terminated a previously existing term loan with the proceeds of a new revolving credit facility provided by Sterling National Bank in an aggregate principal amount of up to $65 million, which revolving credit facility is referred to in this report as the “Credit Facility.”  Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under the Credit Facility bear interest at the rate of 7.60% as of March 31, 2018.  As of March 31, 2018, we had $23.1 million outstanding under the Credit Facility.

Based on our outstanding debt balance as of March 31, 2018, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3 and in Note 14 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2018.

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

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Second Amendment to Credit Agreement, dated as of February 23, 2018, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to the Company’s Form 8-K filed February 26, 2018).

10.2	Separation and Release Agreement, dated as of January 24, 2018, between the Company and Deborah Ramentol (incorporated by reference to the Company’s Form 8-K filed January 26, 2018).

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 15, 2018	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

10.1	Second Amendment to Credit Agreement, dated as of February 23, 2018, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to the Company’s Form 8-K filed February 26, 2018).

10.2	Separation and Release Agreement, dated as of January 24, 2018, between the Company and Deborah Ramentol (incorporated by reference to the Company’s Form 8-K filed January 26, 2018).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.