Form 10-Q
period 2018-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2018-08-10
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of August 8, 2018, there were 24,641,792 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,081	$14,563
Restricted cash	8,490	7,189
Accounts receivable, less allowance of $13,796 and $12,806 at June 30, 2018 and December 31, 2017, respectively	20,685	15,791
Inventories	1,802	1,657
Prepaid income taxes and income taxes receivable	239	207
Assets held for sale	-	2,959
Prepaid expenses and other current assets	2,358	2,352
Total current assets	36,655	44,718

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $171,018 and $163,946 at June 30, 2018 and December 31, 2017, respectively	53,468	52,866

OTHER ASSETS:
Noncurrent restricted cash	-	32,802
Noncurrent receivables, less allowance of $966 and $978 at June 30, 2018 and December 31, 2017, respectively	9,804	8,928
Deferred income taxes, net	424	424
Goodwill	14,536	14,536
Other assets, net	908	939
Total other assets	25,672	57,629
TOTAL	$115,795	$155,213

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Unearned tuition	$19,419	$24,647
Accounts payable	15,587	10,508
Accrued expenses	12,220	11,771
Other short-term liabilities	505	558
Total current liabilities	47,731	47,484

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	24,292	52,593
Pension plan liabilities	4,395	4,437
Accrued rent	3,828	4,338
Other long-term liabilities	281	548
Total liabilities	80,527	109,400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, no par value - authorized: 100,000,000 shares at June 30, 2018 and December 31, 2017; issued and outstanding: 30,552,333 shares at June 30, 2018 and 30,624,407 shares at December 31, 2017	141,377	141,377
Additional paid-in capital	29,444	29,334
Treasury stock at cost - 5,910,541 shares at June 30, 2018 and December 31, 2017	(82,860)	(82,860)
Accumulated deficit	(48,506)	(37,528)
Accumulated other comprehensive loss	(4,187)	(4,510)
Total stockholders' equity	35,268	45,813
TOTAL	$115,795	$155,213

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE	$61,120	$61,865	$123,009	$127,144
COSTS AND EXPENSES:
Educational services and facilities	30,179	32,405	60,682	65,113
Selling, general and administrative	34,471	35,554	72,002	73,879
(Gain) loss on sale of assets	(7)	(63)	110	(89)
Total costs & expenses	64,643	67,896	132,794	138,903
OPERATING LOSS	(3,523)	(6,031)	(9,785)	(11,759)
OTHER:
Interest income	8	9	19	40
Interest expense	(539)	(699)	(1,112)	(5,881)
LOSS BEFORE INCOME TAXES	(4,054)	(6,721)	(10,878)	(17,600)
PROVISION FOR INCOME TAXES	50	50	100	100
NET LOSS	$(4,104)	$(6,771)	$(10,978)	$(17,700)
Basic
Net loss per share	$(0.17)	$(0.28)	$(0.45)	$(0.74)
Diluted
Net loss per share	$(0.17)	$(0.28)	$(0.45)	$(0.74)
Weighted average number of common shares outstanding:
Basic	24,486	23,962	24,313	23,787
Diluted	24,486	23,962	24,313	23,787

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,104)	$(6,771)	$(10,978)	$(17,700)
Other comprehensive income
Employee pension plan adjustments	162	220	323	441
Comprehensive loss	$(3,942)	$(6,551)	$(10,655)	$(17,259)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2018	30,624,407	$141,377	$29,334	$(82,860)	$(37,528)	$(4,510)	$45,813
Net loss	-	-	-	-	(10,978)	-	(10,978)
Employee pension plan adjustments	-	-	-	-	-	323	323
Stock-based compensation expense
Restricted stock	135,568	-	482	-	-	-	482
Net share settlement for equity-based compensation	(207,642)	-	(372)	-	-	-	(372)
BALANCE - June 30, 2018	30,552,333	$141,377	$29,444	$(82,860)	$(48,506)	$(4,187)	$35,268

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2017	30,685,017	$141,377	$28,554	$(82,860)	$(26,044)	$(6,101)	$54,926
Net loss	-	-	-	-	(17,700)	-	(17,700)
Employee pension plan adjustments	-	-	-	-	-	441	441
Stock-based compensation expense
Restricted stock	128,810	-	654	-	-	-	654
Net share settlement for equity-based compensation	(184,231)	-	(429)	-	-	-	(429)
BALANCE - June 30, 2017	30,629,596	$141,377	$28,779	$(82,860)	$(43,744)	$(5,660)	$37,892

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,978)	$(17,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,188	4,275
Amortization of deferred finance charges	179	305
Write-off of deferred finance charges	-	2,161
Loss (gain) on disposition of assets	110	(89)
Fixed asset donation	-	(18)
Provision for doubtful accounts	7,550	7,220
Stock-based compensation expense	482	654
Deferred rent	(481)	(245)
(Increase) decrease in assets:
Accounts receivable	(13,320)	(9,276)
Inventories	(145)	(197)
Prepaid income taxes and income taxes receivable	(32)	10
Prepaid expenses and current assets	(6)	301
Other assets, net	(11)	(1,075)
Increase (decrease) in liabilities:
Accounts payable	4,977	(28)
Accrued expenses	420	(1,804)
Unearned tuition	(5,228)	(4,250)
Other liabilities	(39)	245
Total adjustments	(1,356)	(1,811)
Net cash used in operating activities	(12,334)	(19,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,811)	(2,098)
Proceeds from sale of property and equipment	15	122
Net cash used in investing activities	(1,796)	(1,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(32,800)	(49,266)
Proceeds from borrowings	4,400	38,000
Payment of deferred finance fees	(81)	(1,134)
Net share settlement for equity-based compensation	(372)	(429)
Net cash used in financing activities	(28,853)	(12,829)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(42,983)	(34,316)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	54,554	47,715
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$11,571	$13,399

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2018	2017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$896	$1,882
Income taxes	$150	$106
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$352	$2,004

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

We operate in three reportable business segments: (a) Transportation and Skilled Trades segment, (b) Healthcare and Other Professions (“HOPS”) segment, and (c) Transitional segment which refers to schools that have been or are currently being taught out.  In November 2015, the Board of Directors approved a plan for the Company to divest the schools included in the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various prospective purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. When the decision was first made by the Board of Directors to divest HOPS, 18 campuses were operating in this segment.  By the end of 2017, we had closed seven underperforming campuses leaving a total of eleven campuses remaining under the HOPS segment.   The Company believes that the closures of the aforementioned campuses have positioned the HOPS segment and the Company to be more profitable going forward.

The combination of several factors, including, among other things, the inability of a prospective purchaser of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS segment operations and the closure of seven underperforming campuses, resulted in the Board reevaluating its divestiture plan and the determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company intends to retain and continue to operate the remaining campuses in the HOPS segment.  The results of operations of the campuses included in the HOPS segment are reflected as continuing operations in the condensed consolidated financial statements.

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

On August 14, 2017, New England Institute of Technology at Palm Beach, Inc., a wholly-owned subsidiary of the Company, consummated the sale of the real property located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”) to Tambone Companies, LLC, pursuant to a previously disclosed purchase and sale agreement entered into on March 14, 2017. Pursuant to the terms of the sale agreement, as subsequently amended, the purchase price for the West Palm Beach Property was $15.8 million. As a result, the Company recorded a gain on the sale in the amount of $1.5 million. As previously disclosed, the West Palm Beach Property served as collateral for a short term loan in the principal amount of $8.0 million obtained by the Company from its lender, Sterling National Bank, on April 28, 2017, which loan matured upon the earlier of the sale of the West Palm Beach Property or October 1, 2017. Accordingly, on August 14, 2017, concurrently with the consummation of the sale of the West Palm Beach Property, the Company repaid the term loan in an aggregate amount of $8.0 million, consisting of principal and accrued interest.  The Company continues to hold real property in Palm Beach County, Florida which is expected to be sold in 2018.  See additional information in Note 12.

Index
Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these challenges, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At June 30, 2018, the Company’s sources of cash primarily included cash and cash equivalents of $11.6 million (of which $8.5 million is restricted). The Company’s cash balance is affected by seasonality such that the cash balance is lower in the first half of the year and increases in the second half of the year.  Refer to Note 5 for more information on the Company’s revolving loan facility.  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2017 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2018.

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

New Accounting Pronouncements – The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) 2017-09, “Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of ASU 2017-09, which was adopted on January 1, 2018, had no impact on the Company’s condensed consolidated financial statements.

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

We adopted the new standard effective January 1, 2018 using the modified retrospective approach.  The Company’s revenue streams primarily consist of tuition and related services provided to students over the course of the program as well as other transactional revenue such as tools.  Based on the Company's assessment, the analysis of the contract portfolio under ASU 2016-10 results in the revenue for the majority of the Company's student contracts being recognized over time which is consistent with the Company's previous revenue recognition model. For all student contracts, there is continuous transfer of control to the student and the number of performance obligations under ASU 2016-10 is consistent with those identified under the existing standard. The Company determined the impact of the adoption of the new standard on revenue recognition for student contracts to be immaterial on its condensed consolidated financial statements and disclosures.  See additional information in Note 3.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and six months ended June 30, 2018 and 2017, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic shares outstanding	24,485,500	23,962,055	24,312,500	23,786,656
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	24,485,500	23,962,055	24,312,500	23,786,656

For the three months ended June 30, 2018 and 2017, options to acquire 23,327 and 537,718 shares were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the six months ended June 30, 2018 and 2017, options to acquire 74,689 and 583,848 shares were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the three and six months ended June 30, 2018 and 2017, options to acquire 139,000 and 170,667 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

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

Substantially all of our revenues are considered to be revenues from contracts with students.  The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from one of our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition is the only significant contract asset or liability impacted by our adoption of ASU 2016-10.  Unearned tuition in the amount of $19.4 million and $24.6 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. The change in the contract liability balance during the period ended June 30, 2018 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three and six month periods ended June 30, 2018 that were included in the contract liability balance at the beginning of the year was $5.1 million and $23.2 million.

The following table depicts the timing of revenue recognition:

	Three months ended June 30, 2018				Six months ended June 30, 2018
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$1,657	$957	$-	$2,614	$3,705	$1,692	$-	$5,397
Services transferred over time	40,428	18,078	-	58,506	81,127	36,485	-	117,612
Total revenues	$42,085	$19,035	$-	$61,120	$84,832	$38,177	$-	$123,009

	Three months ended June 30, 2017				Six months ended June 30, 2017
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$1,599	$538	$(65)	$2,072	$3,374	$1,302	$(73)	$4,603
Services transferred over time	40,732	16,373	2,688	59,793	82,116	33,454	6,971	122,541
Total revenues	$42,331	$16,911	$2,623	$61,865	$85,490	$34,756	$6,898	$127,144

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the three and six months ended June 30, 2018 and 2017.

The Company reviews goodwill for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  As of June 30, 2018 and 2017, the Company concluded that there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at June 30 2017 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2018	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2018	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2017	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2017	$117,176	$(102,640)	$14,536

As of June 30, 2018 and 2017, the goodwill balance is related to the Transportation and Skilled Trades segment.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Credit agreement	$25,000	$53,400
Deferred Financing Fees	(708)	(807)
	24,292	52,593
Less current maturities	-	-
	$24,292	$52,593

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  Subsequently, as a result of a November 29, 2017 amendment of the Credit Facility, aggregate availability of funds under the Credit Facility increased to $65 million, consisting of (a) a $25 million revolving loan facility (“Facility 1”), (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million, and (c) a $15 million revolving credit loan (“Facility 3”).  The Credit Agreement was again amended on February 23, 2018, to, among other things, effect certain modifications to the financial covenants and other provisions of the Credit Agreement and to allow the Company to pursue the sale of certain real property assets. The February 23, 2018 amendment increased the interest rate for borrowings under Facility 1 to a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%. Prior to the most recent amendment of the Credit Agreement, revolving loans outstanding under Facility 1 bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  Revolving loans under Facility 2 and Facility 3 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

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

At the closing of the Credit Facility, the Company drew $25 million under Tranche A, which was used to repay the Company’s previous credit facility and to pay transaction costs associated with closing the Credit Facility.

Under the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans and all draws under Facility 3 must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through draws from Facility 1 or other available cash of the Company.

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

The terms of the Credit Agreement provide that the Bank be paid an unused facility fee on the average daily unused balance of Facility 1 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.  In addition, the Company is required to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances which if not maintained, results in a fee of $12,500 payable to the Bank for that quarter and, in the event that the Company terminates the Credit Facility or refinances with another lender within 18 months of closing, the Company is required to pay the Bank a breakage fee of $500,000.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss for any fiscal year commencing with the fiscal year ending December 31, 2019 and require a minimum adjusted EBITDA and a minimum tangible net worth, which is an annual covenant, as well as events of default customary for facilities of this type.  As of June 30, 2018, the Company is in compliance with all covenants.

As of June 30, 2018, the Company had $25.0 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of December 31, 2017, the Company had $53.4 million outstanding under the Credit Facility; offset by $0.7 million of deferred finance fees.  As of June 30, 2018 and December 31, 2017, there were letters of credit in the aggregate outstanding principal amount of $8.5 million and $7.2 million, respectively.  During the six months ended June 30, 2018, the Company repaid all outstanding amounts as of December 31, 2017 on Facility 2 of $17.8 million and Facility 3 of $15 million.

Scheduled maturities of long-term debt at June 30, 2018 are as follows:

Year ending December 31,
2018	$-
2019	-
2020	25,000
$25,000

6.	STOCKHOLDERS’ EQUITY

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

Index
Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest on the first anniversary of the grant date.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. In 2018, the non-employee directors have foregone the 2018 annual award of shares of restricted stock.

For the six months ended June 30, 2018 and 2017, the Company completed a net share settlement for 207,642 and 184,231 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2018 and/or 2017, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.4 million for each of the six months ended June 30, 2018 and 2017, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2017	607,994	$1.90
Granted	135,568	1.60
Canceled	-	-
Vested	(707,654)	1.82

Nonvested restricted stock outstanding at June 30, 2018	35,908	2.23

The restricted stock expense for each of the three months ended June 30, 2018 and 2017 was $0.1 million and $0.3 million, respectively.  The restricted stock expense for each of the six months ended June 30, 2018 and 2017 was $0.5 million and $0.7 million, respectively.  The unrecognized restricted stock expense as of June 30, 2018 and December 31, 2017 was $0.1 million and $0.3 million, respectively.  As of June 30, 2018, outstanding restricted shares under the LTIP had aggregate intrinsic value of $0.1 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	167,667	$12.11	2.97 years	$-
Canceled	(28,667)	11.98		-

Outstanding at June 30, 2018	139,000	12.14	3.29 years	-

Vested as of June 30, 2018	139,000	12.14	3.29 years	-

Exercisable as of June 30, 2018	139,000	12.14	3.29 years	-

As of June 30, 2018, there was no unrecognized pre-tax compensation expense.

Index
The following table presents a summary of stock options outstanding:

Range of Exercise Prices	At June 30, 2018
	Stock Options Outstanding and Exercisable
	Shares	Contractual Weighted Average Life (years)	Weighted Average Price
$4.00-$13.99	91,000	3.92	$7.79
$14.00-$19.99	17,000	1.59	19.98
$20.00-$25.00	31,000	2.35	20.62

	139,000	3.29	12.14

7.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2018 and 2017 was less than $0.1 million, or 1.2% of pretax loss, and less than $0.1 million, or 0.7% of pretax loss, respectively.  The provision for income taxes for the six months ended June 30, 2018 and 2017 was $0.1 million, or 0.9% of pretax loss, and $0.1 million, or 0.6% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on the Company’s initial analysis of the impact, it consequently recorded a decrease related to deferred tax assets of $17.7 million as of December 31, 2017. The expense is offset with a corresponding release of valuation allowance.  As of June 30, 2018, the Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period.

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

On July 6, 2018, the Company received an administrative subpoena from the Attorney General of the State of New Jersey.  Pursuant to the subpoena, New Jersey’s Attorney General has requested from the Company documents and detailed information relating to the November 21, 2012, Civil Investigative Demand letter addressed to the Company from the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company has responded to this request and intends to continue cooperating with the New Jersey Attorney General’s Office.

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

Index
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

During the three and six months ended June 30, 2018, June 30, 2017 and at December 31, 2017, the Company reclassified its Marietta, Georgia campus from the HOPS segment to the Transportation and Skilled Trades segment.  This reclassification occurred to address how the Company evaluates performance and allocates resources and was approved by the Company’s Board of Directors.

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
Transportation and Skilled Trades	$42,085	68.9%	$42,331	68.4%	$1,740	$786
Healthcare and Other Professions	19,035	31.1%	16,911	27.3%	644	(571)
Transitional	-	0.0%	2,623	4.2%	-	(833)
Corporate	-	0.0%	-	0.0%	(5,907)	(5,413)
Total	$61,120	100.0%	$61,865	100.0%	$(3,523)	$(6,031)

	For the Six Months Ended June 30,
	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
Transportation and Skilled Trades	$84,832	69.0%	$85,490	67.2%	$2,416	$2,685
Healthcare and Other Professions	38,177	31.0%	34,756	27.3%	887	(258)
Transitional	-	0.0%	6,898	5.4%	-	(1,401)
Corporate	-	0.0%	-	0.0%	(13,088)	(12,785)
Total	$123,009	100.0%	$127,144	100.0%	$(9,785)	$(11,759)

	Total Assets
	June 30, 2018	December 31, 2017
Transportation and Skilled Trades	$84,005	$81,752
Healthcare and Other Professions	10,545	9,143
Transitional	-	3,965
Corporate	21,245	60,353
Total	$115,795	$155,213

Index
10.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	June 30, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$3,081	$3,081	$-	$-	$3,081
Restricted cash	8,490	8,490	-	-	8,490
Prepaid expenses and other current assets	2,358	-	2,358	-	2,358

Financial Liabilities:
Accrued expenses	$12,220	$-	$12,220	$-	$12,220
Other short term liabilities	505	-	505	-	505
Credit facility	24,292	-	19,917	-	19,917

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$14,563	$14,563	$-	$-	$14,563
Restricted cash	39,991	39,991	-	-	39,991
Prepaid expenses and other current assets	2,352	-	2,352	-	2,352

Financial Liabilities:
Accrued expenses	$11,771	$-	$11,771	$-	$11,771
Other short term liabilities	558	-	558	-	558
Credit facility	52,593	-	47,200	-	47,200

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

The Company has an agreement with MATCO Tools whereby MATCO provides the Company, on an advance commission basis, credits in MATCO branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The amount of the Company’s purchases from this third party was $0.4 million for the six months ended June 30, 2018. Management believes that its agreement with MATCO is an arm’s length transaction and on similar terms as would have been obtained from unaffiliated third parties.

Index
12.	SUBSEQUENT EVENTS

On July 9, 2018, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company entered into a commercial contract (the “Sale Agreement”) with Elite Property Enterprise, LLC (the “Buyer”), pursuant to which NEIT has agreed to sell to the Buyer the real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida (the “Florida Property”) and the improvements and certain personal property located thereon, for a cash purchase price of $2,550,000.  The Sale Agreement contains customary representations, warranties, covenants and conditions to closing for agreements of this type.  At the closing, NEIT will pay a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  The Company expects to close on the sale on or about August 23, 2018.  The Company will record a $0.4 million loss on sale of the asset at the time of closing.  Pursuant to the provisions of the Company’s Credit Agreement with its lender, Sterling National Bank, the net cash proceeds of the sale of the Florida Property will be deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the credit agreement.

On July 11, 2018, the Company and its wholly-owned subsidiaries (collectively with the Company, the “Borrowers”) entered into a third amendment (the “Third Amendment”) of the Credit Agreement between the Borrowers and the Bank pursuant to which if the Florida Property is sold, NEIT must deposit the net proceeds of such sale into a non-interest bearing cash collateral account to be held at and by the Bank as additional collateral for the loans outstanding under the  Credit Facility rather than applying the net proceeds of the sale to repay outstanding principal amounts under the revolving lease as previously required and reducing availability under the loans required under the terms of the Third Amendment, the Bank reserves the right to apply the funds held in such cash collateral account to the repayment of the outstanding principal balance of the loans outstanding under the Credit Facility.  The Third Amendment further provides that if the sale of the Florida Property is not completed by August 23, 2018, NEIT will be required to grant to the Bank a first mortgage lien on the Florida Property.

As previously disclosed, our Lincoln College of New England campus at Southington, Connecticut was notified in correspondence dated May 14, 2018, by the New England Association of Schools and Colleges (“NEASC”), the college’s institutional accreditor, that its Commission on Institutions of Higher Education directed the school to show cause why it should not be placed on probation for, among other reasons, the Commission’s belief that the school may not meet seven of NEASC’s Standards of Accreditation.  We responded to the show-cause directive and attended an in-person hearing at the NEASC Commission meeting on June 28, 2018, advocating our belief that the areas noted in the May 14, 2018, correspondence from NEASC have previously been satisfied as documented to NEASC.

On July 26, 2018, LCNE received correspondence stating the school had been placed on probation by the NEASC Commission at its June 28, 2018, meeting based on its determination the school does not meet its Standards relating to Planning and Evaluation; Organization and Governance; the Academic Program; Students; Teaching, Learning and Scholarship; Institutional Resources; and Educational Effectiveness.  Further, based on those areas of non-compliance with the Standards, the NEASC Commission has directed the school to show cause at its meeting on September 21, 2018, why its accreditation should not be withdrawn.  Our school representatives will attend the in-person hearing on September 21, 2018, and will also provide NEASC with a response to the letter placing our school on probation by September 4, 2018.  This schools revenue, net loss and ending population as of December 31, 2017 was $8.4 million, $1.6 Million, and 397, respectively.

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

Our business is organized into three reportable business segments: (a) Transportation and Skilled Trades segment, (b) Healthcare and Other Professions (“HOPS”) segment, and (c) Transitional segment, which refers to schools that have been or are currently being taught out.  In November 2015, the Board of Directors of the Company approved a plan for the Company to divest the 18 campuses then comprising the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. By the end of 2017, we had closed seven underperforming campuses leaving a total of 11 campuses remaining under the HOPS segment.   The Company believes that the closures of the aforementioned campuses have positioned the HOPS segment and the Company to be more profitable going forward.

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

On March 31, 2017, the Company entered into a new revolving credit facility described below with Sterling National Bank in the aggregate principal amount of up to $55 million.  Subsequently, as a result of a November 29, 2017 amendment of the credit facility, aggregate availability under the credit facility has increased to $65 million, consisting of (a) a $25 million revolving loan (“Facility 1”), (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million, and (c) a $15 million revolving credit loan (“Facility 3”).  The credit facility was again amended on February 23, 2018, to, among other things, effect certain modifications to the financial covenants and other provisions of the credit facility and to allow the Company to pursue the sale of certain real property assets.  The new credit facility requires that revolving loans in excess of $25 million and all letters of credit issued thereunder be cash collateralized dollar for dollar.  The new revolving credit facility replaces a term loan facility which was repaid and terminated concurrently with the effectiveness of the new revolving credit facility.  The final maturity date for the new revolving credit facility is May 31, 2020 except for Facility 3 which matures on May 31, 2019.  The new revolving credit facility is discussed in further detail under the heading “Liquidity and Capital Resources” below and in Note 5 of the notes to the condensed consolidated financial statements included in this report.

As of June 30, 2018, we had 10,371 students enrolled at 23 campuses in our programs.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For Revenue Recognition refer to Note 3 to the condensed consolidated financial statements contained herein.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.4%	52.4%	49.3%	51.2%
Selling, general and administrative	56.4%	57.5%	58.5%	58.1%
Loss (gain) on sale of assets	0.0%	-0.1%	0.1%	-0.1%
Total costs and expenses	105.8%	109.8%	107.9%	109.2%
Operating loss	-5.8%	-9.8%	-7.9%	-9.2%
Interest expense, net	-0.9%	-1.1%	-0.9%	-4.6%
Loss from operations before income taxes	-6.7%	-10.9%	-8.8%	-13.8%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	-6.8%	-11.0%	-8.9%	-13.9%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Consolidated Results of Operations

Revenue.   Revenue decreased by $0.7 million, or 1.2%, to $61.1 million for the three months ended June 30, 2018 from $61.9 million in the prior year comparable period.  The decrease was attributed to the Transitional segment, which did not have any revenue for the quarter compared to $2.6 million in the prior year comparable quarter.  Excluding the Transitional segment from the prior year, revenue would have increased by $1.9 million, or 3.2% for the second quarter of 2018 compared to 2017.

Total student starts increased by 11.6% for the three months ended June 30, 2018 as compared to the prior year comparable period.  We attribute the improved start growth to our sales team combined with marketing investments and initiatives to improve the students’ enrollment experience.  The increase in student starts has eliminated the carry in population deficit and positioned the Company ahead of the prior year by approximately 350 students.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $2.2 million, or 6.9%, to $30.2 million for the three months ended June 30, 2018 from $32.4 million in the prior year comparable period.  The expense reductions were primarily due to the Transitional Segment; which accounted for $2.1 million in the prior year and cost savings in facilities expense resulting from a reduction in square footage at one of our campuses.  These cost savings were partially offset by an increase in books and tools expense resulting from an increased student population quarter over quarter.  Educational services and facilities expense, as a percentage of revenue decreased to 49.4% for the three months ended June 30, 2018 from 52.4% in the prior year comparable period.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased by $1.1 million, or 3.0%, to $34.5 million for the three months ended June 30, 2018 from $35.6 million in the prior year comparable period.  The expense reductions were due to the Transitional Segment, which accounted for $1.3 million in the prior year.  Selling, general and administrative expense, as a percentage of revenue decreased to 56.4% for the three months ended June 30, 2018 from 57.5% in the prior year comparable period.

Net interest expense.   Net interest expense for the three months ended June 30, 2018 decreased by $0.2 million, or 23.0% to $0.5 million from $0.7 million in the prior year comparable period.  This reduction in expense was due to additional interest expense incurred in the prior year in relation to an $8.0 million bridge term loan secured by our West Palm Beach, Florida property.  The bridge term loan was repaid in August 2017 upon the sale of the property.

Income taxes.    Our provision for income taxes was $0.1 million, or 1.2% of pretax loss, for the three months ended June 30, 2018, compared to a provision for income taxes of $0.1 million, or 0.7% of pretax loss, in the prior year comparable period.

Index
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act, among other things, eliminates the corporate alternative minimum tax (the “AMT”) and changes how existing AMT credits can be realized either to offset regular tax liability or to be refunded.

As of June 30, 2018 we have not completed our analysis of the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued our deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on our initial analysis of the impact, we recorded a decrease related to deferred tax assets of $17.7 million at December 31, 2017. The expense is offset with a corresponding release of valuation allowance.

No other federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Consolidated Results of Operations

Revenue.   Revenue decreased by $4.1 million, or 3.3%, to $123.0 million for the six months ended June 30, 2018 from $127.1 million in the prior year comparable period.  The decrease was attributed to the Transitional segment, which did not have any revenue for the six months ended June 30, 2018 compared to $6.9 million in the prior year comparable period.  Excluding the Transitional segment from the prior year, revenue would have increased by $2.8 million, or 2.3% for the six months ended June 30, 2018 as compared to the prior year comparable period.

Total student starts increased by 4.2% for the six months ended June 30, 2018 as compared to the prior year comparable period.   Excluding the Transitional segment, starts would have increased by 6.8% year over year.  We attribute the improved start growth to our sales team combined with marketing investments and initiatives to improve the students’ enrollment experience.  The increase in student starts has eliminated the carry in population deficit and positioned the Company ahead of the prior year by approximately 350 students.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $4.4 million, or 6.8%, to $60.7 million for the six months ended June 30, 2018 from $65.1 million in the prior year comparable period.  The expense reductions were due to the Transitional segment, which accounted for $4.8 million in prior year.  Partially offsetting the cost savings were increases in books and tools expense primarily driven by an increased student population.  Educational services and facilities expense, as a percentage of revenue, decreased to 49.3% for the six months ended June 30, 2018 from 51.2% in the prior year comparable period.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased by $1.9 million, or 2.5%, to $72.0 million for the six months ended June 30, 2018 from $73.9 million in the prior year comparable period.  The expense reductions were due to the Transitional segment, which accounted for $3.4 million in the prior year.  Partially offsetting the costs savings were additional marketing investments of $1.2 million and a $0.4 million increase in administrative expenses primarily driven by the growth in student population.  Selling, general and administrative expense, as a percentage of revenue, remained essentially flat at 58.5% for the six months ended June 30, 2018 from 58.1% in the prior year comparable period.

As of June 30, 2018, we had total outstanding loan commitments to our students of $54.3 million, as compared to $51.9 million at December 31, 2017.  The increase was due to an increased number of students electing to take our institutional loans to finance their education costs that are not covered by a third party or financial aid.  Our institutional loans are a lender of last resort, available to assist our most financially challenged students.  Further contributing to the increase in loan commitments is a notable increase in student population and seasonality of the business.

Net interest expense.   Net interest expense for the six months ended June 30, 2018 decreased by $4.7 million, or 81.3% to $1.1 million from $5.8 million in the prior year comparable period.  The decrease was the result of the termination of our previous term loan which was at significantly higher rates and the related fees and expenses associated with its early termination, which occurred on March 31, 2017.  Additional interest expense was also incurred in the prior year in relation to an $8.0 million bridge term loan secured by our West Palm Beach, Florida property, which was repaid in August of 2017.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.9% of pretax loss, for the six months ended June 30, 2018, compared to a provision for income taxes of $0.1 million, or 0.6% of pretax loss, in the prior year comparable period.

Index
As noted above, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act, among other things, eliminates the corporate alternative minimum tax (the “AMT”) and changes how existing AMT credits can be realized either to offset regular tax liability or to be refunded.

As of June 30, 2018, we have not completed our analysis of the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued our deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on our initial analysis of the impact, we recorded a decrease related to deferred tax assets of $17.7 million at December 31, 2017. The expense is offset with a corresponding release of valuation allowance.

No other federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, the changing economy and an onslaught of negative media attention. As a result of these challenges, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  In 2016, the Company ceased operations in Hartford, Connecticut; Fern Park, Florida; and Henderson (Green Valley), Nevada.  In 2017, the Company completed the teach-out of its Center City Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; West Palm Beach, Florida, Brockton, Massachusetts and Lowell, Massachusetts schools.  All of these schools were previously included in our HOPS segment and as of December 31, 2017, they have all been closed.  As of June 30, 2018, there are no campuses included in the Transitional segment.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of June 30, 2018, there are no campuses classified in the Transitional segment.

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

The following table present results for our three reportable segments for the three months ended June 30, 2018 and 2017:

	Three Months Months Ended June 30,
	2018	2017	% Change
Revenue:
Transportation and Skilled Trades	$42,085	$42,331	-0.6%
Healthcare and Other Professions	19,035	16,911	12.6%
Transitional	-	2,623	-100.0%
Total	$61,120	$61,865	-1.2%

Operating Income (Loss):
Transportation and Skilled Trades	$1,740	$786	121.4%
Healthcare and Other Professions	644	(571)	212.8%
Transitional	-	(833)	100.0%
Corporate	(5,907)	(5,413)	9.1%
Total	$(3,523)	$(6,031)	41.6%

Starts:
Transportation and Skilled Trades	1,959	1,823	7.5%
Healthcare and Other Professions	946	781	21.1%
Transitional	-	-	0.0%
Total	2,905	2,604	11.6%

Average Population:
Transportation and Skilled Trades	6,592	6,740	-2.2%
Healthcare and Other Professions	3,511	3,263	7.6%
Transitional	-	579	-100.0%
Total	10,103	10,582	-4.5%

End of Period Population:
Transportation and Skilled Trades	6,975	7,028	-0.8%
Healthcare and Other Professions	3,396	3,000	13.2%
Transitional	-	372	-100.0%
Total	10,371	10,400	-0.3%

Index
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Transportation and Skilled Trades
Student starts increased 7.5% for the three months ended June 30, 2018 when compared to the prior year comparable period, eliminating the majority of the carry-in population deficit.

Operating income increased by $1.0 million to $1.7 million for the three months ended June 30, 2018 as compared to $0.7 million in the prior year comparable period mainly due to the following factors:

•
Revenue decreased slightly to $42.1 million for the three months ended June 30, 2018, as compared to $42.3 million in the prior year comparable period.  The decrease in revenue was a result of a 2.2% decrease in average student population primarily driven by a lower carry in population.  Partially offsetting the reduction is a 1.6% increase in average revenue per student primarily due to tuition increases.

•
Educational services and facilities expense decreased by $0.8 million, or 3.9%, to $20.2 million for the three months ended June 30, 2018 from $21.0 million in the prior year comparable period.  The decrease was mainly attributable to a $0.4 million reduction in square footage at one of our campuses.

•	Selling, general and administrative expense decreased by $0.4 million, or 2.1%, to $20.1 million for the three months ended June 30, 2018 from $20.6 million in the prior year comparable period.

Healthcare and Other Professions
Student starts increased by 21.1% for the three months ended June 30, 2018 from the prior year comparable period.  Ending population as of June 30, 2018 was approximately 400 students higher than the prior year.

Operating income for the three months ended June 30, 2018 increased by $1.2 million to $0.6 million compared to an operating loss of $0.6 million in the prior year comparable period.  The increase was mainly due to the following factors:

•
Revenue increased by $2.1 million, or 12.6%  to $19.0 million for the three months ended June 30, 2018, as compared to $16.9 million in the prior year comparable period.  The increase in revenue was mainly driven by considerable start growth experienced during the quarter in addition to a 7.6% increase in average student population driven by an increased carry in population of approximately 150 students; and a 4.4% increase in average revenue per student primarily due to tuition increases.

•
Educational services and facilities expense increased by $0.7 million, or 7.6% to $10.0 million for the three months ended June 30, 2018, from $9.3 million in the prior year comparable period.  The increase in expense was primarily driven by increased instructional expense and books and tools expense due to a 7.6% increase in average student population quarter over quarter.

•
Selling, general and administrative expense increased by $0.2 million, or 2.5%, to $8.4 million for the three months ended June 30, 2018 from $8.2 million in the prior year comparable period.  This increase was primarily driven by additional investments in marketing.

Transitional
The following table lists the schools previously categorized in the Transitional segment as of December 31, 2017.  As of June 30, 2018, there were no campuses classified in the Transitional segment.

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

There was no revenue for the Transitional segment for the three months ended June 30, 2018 as all of the campuses classified in this segment were closed as of December 31, 2017.  Revenue in the prior year comparable period was $2.6 million.

Index
There was no operating income or loss for the Transitional segment for the three months ended June 30, 2018.  Operating loss in the prior year comparable period was $0.8 million.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses increased by $0.5 million, or 9.1%, to $5.9 million for the three months ended June 30, 2018 from $5.4 million in the prior year comparable period.  The increase in costs were driven by increased administrative expenses resulting from the implementation of new marketing initiatives in 2018.

The following table present results for our three reportable segments for the three months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	% Change
Revenue:
Transportation and Skilled Trades	$84,832	$85,490	-0.8%
Healthcare and Other Professions	38,177	34,756	9.8%
Transitional	-	6,898	-100.0%
Total	$123,009	$127,144	-3.3%

Operating Income (Loss):
Transportation and Skilled Trades	$2,416	$2,685	-10.0%
Healthcare and Other Professions	887	(258)	443.8%
Transitional	-	(1,401)	100.0%
Corporate	(13,088)	(12,785)	-2.4%
Total	$(9,785)	$(11,759)	16.8%

Starts:
Transportation and Skilled Trades	3,765	3,619	4.0%
Healthcare and Other Professions	1,926	1,710	12.6%
Transitional	-	132	-100.0%
Total	5,691	5,461	4.2%

Average Population:
Transportation and Skilled Trades	6,610	6,758	-2.2%
Healthcare and Other Professions	3,548	3,346	6.0%
Transitional	-	731	-100.0%
Total	10,158	10,836	-6.3%

End of Period Population:
Transportation and Skilled Trades	6,975	7,028	-0.8%
Healthcare and Other Professions	3,396	3,000	13.2%
Transitional	-	372	-100.0%
Total	10,371	10,400	-0.3%

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Transportation and Skilled Trades
Student starts increased 4.0% for the six months ended June 30, 2018 when compared to the prior year comparable period, eliminating the majority of the carry-in population.

Operating income was $2.4 million for the six months ended June 30, 2018 as compared to $2.7 million in the prior year comparable period mainly due to the following factors:

Index
•
Revenue decreased to $84.8 million for the six months ended June 30, 2018, as compared to $85.5 million in the prior year comparable period.  The decrease in revenue was a result of a 2.2% decrease in average student population primarily driven by a lower carry in population.  Partially offsetting the reduction is a 1.4% increase in average revenue per student primarily due to tuition increases.

•
Educational services and facilities expense decreased by $0.6 million, or 1.5%, to $40.9 million for the six months ended June 30, 2018 from $41.5 million in the prior year comparable period.  The decrease was mainly attributable to a $0.4 million decrease in facilities expense resulting from the reduction in square footage at one of our campuses.

•	Selling, general and administrative expenses remained essentially flat at $41.4 million for the six months ended June 30, 2018 compared to $41.3 million in the prior year comparable period.

Healthcare and Other Professions
Student starts increased by 12.6% for the six months ended June 30, 2018 from the prior year comparable period.  Ending population as of June 30, 2018 was approximately 400 students higher than the prior year.

Operating income for the six months ended June 30, 2018 increased by $1.2 million to $0.9 million compared to an operating loss of $0.3 million in the prior year comparable period.  The increase was mainly due to the following factors:

•
Revenue increased by $3.4 million, or 9.8% to $38.2 million for the six months ended June 30, 2018, as compared to $34.8 million in the prior year comparable period.  The increase in revenue was mainly from considerable start growth experienced during the second quarter of the year driving average student population up by 6.0%, as well as a 3.5% increase in average revenue per student primarily due to tuition increases.

•
Educational services and facilities expense increased by $1.0 million, or 5.5% to $19.7 million for the six months ended June 30, 2018, from $18.7 million in the prior year comparable period.  The increase in expense was driven by additional instructional expense and books and tools expense due to a 6.0% increase in average student population for the six months ended June 30, 2018 as compared to the prior year comparable period.

•
Selling, general and administrative expenses increased by $1.3 million, or 7.7%, to $17.6 million for the six months ended June 30, 2018 from $16.3 million in the prior year comparable period.  The increase was primarily driven by our sales team and initiatives to improve student enrollment experience combined with additional investments in marketing and increased administrative salaries resulting from increased student population year over year.

Transitional
The following table lists the schools previously categorized in the Transitional segment as of December 31, 2017.  As of June 30, 2018, there were no campuses classified in the Transitional segment.

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

There was no revenue for the Transitional segment for the six months ended June 30, 2018 as all of the campuses classified in this segment were closed as of December 31, 2017.  Revenue in the prior year comparable period was $6.9 million.

There was no operating income or loss for the Transitional segment for the six months ended June 30, 2018.  Operating loss in the prior year comparable period was $1.4 million.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses increased by $0.3 million, or 2.4%, to $13.1 million for the six months ended June 30, 2018 from $12.8 million in the prior year comparable period.  Increased costs included a $0.1 million loss on sale of assets, related to catch-up depreciation expense of a real estate property previously classified as held for sale during 2017, which was re-classified out of held for sale as of January 1, 2018.  In addition, administrative costs increased during the year as a result of the implementation of new marketing initiatives in 2018.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital expenditures are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(12,334)	$(19,512)
Net cash used in investing activities	$(1,796)	$(1,976)
Net cash used in financing activities	$(28,853)	$(12,829)

As of June 30, 2018, the Company had a net debt balance of $13.4 million compared to a net cash balance of $1.2 million as of December 31, 2017.  The decrease in cash position can mainly be attributed to the repayment of $32.8 million in borrowings under our line of credit facility; a net loss during the six months ended June 30, 2018; and seasonality of the business.  Management believes that the Company has adequate resources in place to execute its 2018 operating plan.

For the last several years, the Company and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  However, our financial and population results continue to improve as evidenced by our start growth for the last three consecutive quarters.  As a result, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

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

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Operating Activities

Net cash used in operating activities was $12.3 million for the six months ended June 30, 2018 compared to $19.5 million in the prior year comparable period of 2017.  The decrease in cash used in operating activities for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily due to a net loss from operations as well as changes in other working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition.

Index
Investing Activities

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2018 compared to $2.0 million in the prior year comparable period.  The decrease of $0.2 million was primarily the result of reduced spending on capital expenditures.

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

Financing Activities

Net cash used in financing activities was $28.9 million for the six months ended June 30, 2018 as compared to $12.8 million in the prior year comparable period. The increase of $16.1 million was primarily due to increased net payments on borrowings of $28.4 million for the six months ended June 30, 2018 as compared to net payments on borrowing of $11.3 million in the prior year comparable period.  Also contributing to the increase year over year were outflows in the prior year of $1.1 million relating to the write-off of previously capitalized expenditures upon execution of our new revolving credit facility.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured revolving credit facility of $4.4 million; and (b) $32.8 million in total repayments made by the Company.

Credit Agreement

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  Subsequently, as a result of a November 29, 2017 amendment of the Credit Facility, aggregate availability of funds under the Credit Facility increased to $65 million, consisting of (a) a $25 million revolving loan (“Facility 1”), (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million, and(c) a $15 million revolving credit loan (“Facility 3”).  The Credit Agreement was again amended on February 23, 2018, to, among other things, effect certain modifications to the financial covenants and other provisions of the Credit Agreement and to allow the Company to pursue the sale of certain real property assets. The February 23, 2018 amendment increased the interest rate for borrowings under Facility 1 to a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%. Prior to the most recent amendment of the Credit Agreement, revolving loans outstanding under Facility 1 bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  Revolving loans under Facility 2 and Facility 3 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

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

At the closing of the Credit Facility, the Company drew $25 million under Facility 1, which, was used to repay the Company’s previous prior credit facility and to pay transaction costs associated with closing the Credit Facility.

Under the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans and all draws under Facility 3 must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through draws from Facility 1 or other available cash of the Company.

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

Index
The terms of the Credit Agreement provide that the Bank be paid an unused facility fee on the average daily unused balance of Facility 1 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.  In addition, the Company is required to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances which if not maintained, results in a fee of $12,500 payable to the Bank for that quarter and, in the event that the Company terminates the Credit Facility or refinances with another lender within 18 months of closing, the Company is required to pay the Bank a breakage fee of $500,000.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss for the year commencing on December 31, 2019 and require a minimum adjusted EBITDA and a minimum tangible net worth, which is an annual covenant, as well as events of default customary for facilities of this type.  As of June 30, 2018, the Company is in compliance with all covenants.

As of June 30, 2018, the Company had $25.0 million outstanding under the Credit Facility; offset by $0.7 million of deferred finance fees.  As of December 31, 2017, the Company had $53.4 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of June 30, 2018 and December 31, 2017, there were letters of credit in the aggregate outstanding principal amount of $8.5 million and $7.2 million, respectively.  During the six months ended June 30, 2018, the Company repaid all outstanding amounts as of December 31, 2017 on Facility 2 of $17.8 million and Facility 3 of $15 million.

The following table sets forth our long-term debt (in thousands):

	June 30, 2018	December 31, 2017
Credit agreement	$25,000	$53,400
Deferred Financing Fees	(708)	(807)
	24,292	52,593
Less current maturities	-	-
	$24,292	$52,593

As of June 30, 2018, we had outstanding loan commitments to our students of $54.3 million, as compared to $51.9 million at December 31, 2017.  Loan commitments, net of interest that would be due on the loans through maturity, were $39.9 million at June 30, 2018, as compared to $38.5 million at December 31, 2017.

Contractual Obligations

Long-term Debt.  As of December 31, 2018, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$25,000	$-	$25,000	$-	$-
Operating leases	73,108	19,286	27,445	12,569	13,808
Total contractual cash obligations	$98,108	$19,286	$52,445	$12,569	$13,808

Index
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018, except for surety bonds.  As of June 30, 2018, we posted surety bonds in the total amount of approximately $12.8 million.  Cash collateralized letters of credit of $8.5 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Regulatory Update

On May 15, 2018, seven of our schools were notified by Accrediting Commission of Career Schools and Colleges (“ACCSC”) that its commission voted at its May 2018 meeting to award those campuses with an initial grant of accreditation.  The accreditation transition process began when our current accreditor of these schools, Accrediting Council for Independent Colleges and Schools (“ACICS”), lost its recognition with the U.S. Department of Education (“ED”), on December 12, 2016.  In order to retain eligibility for Title IV, Higher Education Act of 1965, as amended, (“HEA”) programs, our seven schools were required to obtain accreditation by an ED-recognized accrediting agency within 18 months of December 12, 2016.  While ACICS had its recognition restored with ED on April 3, 2018, relieving our seven schools of the necessity to obtain accreditation by an ED-recognized agency by June 12, 2018, we will nonetheless be transitioning the seven schools to accreditation by ACCSC.  On May 15 2018, we received written confirmation that all seven of our ACICS schools have been fully recognized by ACCSC.

As previously disclosed, our Lincoln College of New England campus at Southington, Connecticut was notified in correspondence dated May 14, 2018, by the New England Association of Schools and Colleges (“NEASC”), the college’s institutional accreditor, that its Commission on Institutions of Higher Education directed the school to show cause why it should not be placed on probation for, among other reasons, the Commission’s belief that the school may not meet seven of NEASC’s Standards of Accreditation.  We responded to the show-cause directive and attended an in-person hearing at the NEASC Commission meeting on June 28, 2018, advocating our belief that the areas noted in the May 14, 2018, correspondence from NEASC have previously been satisfied as documented to NEASC.

Index
On July 26, 2018, LCNE received correspondence stating the school had been placed on probation by the NEASC Commission at its June 28, 2018, meeting based on its determination the school does not meet its Standards relating to Planning and Evaluation; Organization and Governance; the Academic Program; Students; Teaching, Learning and Scholarship; Institutional Resources; and Educational Effectiveness.  Further, based on those areas of non-compliance with the Standards, the NEASC Commission has directed the school to show cause at its meeting on September 21, 2018, why its accreditation should not be withdrawn.  Our school representatives will attend the in-person hearing on September 21, 2018, and will also provide NEASC with a response to the letter placing our school on probation by September 4, 2018.  This schools revenue, net loss and ending population as of December 31, 2017 was $8.4 million, $1.6 Million, and 397, respectively.

On July 31, 2018, the DOE issued a Notice of Proposed Rulemaking (“NPRM”) in order to specify in regulation which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Direct Student Loan.  The NPRM published by the DOE not only includes regulatory language on borrower defense to repayment (“BDTR”) claims, but also topics such as permitting the use of arbitration clauses and class action waivers in enrollment agreements and triggering events that would result in recalculating a school’s financial responsibility score and require the school to post a letter of credit or other surety.  Final regulations on the same topic were published on November 1, 2016, with an effective date of July 1, 2017.  However, the DOE delayed effectiveness certain provisions of the regulation until July 1, 2019, in order for the DOE to ensure that there was sufficient time to conduct negotiated rulemaking on BDTR.  The comment period for the NPRM ends on August 30, 2018.  It is expected that the DOE will publish its final version of the BDTR regulations prior to November 1, 2018, with an effective date of July 1, 2019. We are still in the process of evaluating the impact of these proposed regulations on our business which could pose a significant administrative burden and could result in additional risks to our business.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On March 31, 2017, the Company repaid in full and terminated a previously existing term loan with the proceeds of a new revolving credit facility provided by Sterling National Bank in an aggregate principal amount of up to $65 million, which revolving credit facility is referred to in this report as the “Credit Facility.”  Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under the Credit Facility bear interest at the rate of 7.85% as of June 30, 2018.  As of June 30, 2018, we had $25.0 million outstanding under the Credit Facility.

Based on our outstanding debt balance as of June 30, 2018, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3 and in Note 14 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2018.

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

On July 6, 2018, the Company received an administrative subpoena from the Attorney General of the State of New Jersey.  Pursuant to the subpoena, New Jersey’s Attorney General has requested from the Company documents and detailed information relating to the November 21, 2012, Civil Investigative Demand letter addressed to the Company from the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company has responded to this request and intends to continue cooperating with the New Jersey Attorney General’s Office.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1
Commercial Contract, dated as of July 9, 2018, between New England Institute of Technology at Palm Beach, Inc. and Elite Property Enterprise, LLC (incorporated by reference to the Company’s Form 8-K filed July 13, 2018).

10.2
Third Amendment to Credit Agreement, dated as of July 11, 2018, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to the Company’s Form 8-K filed July 13, 2018).

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 10, 2018	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

10.1
Commercial Contract, dated as of July 9, 2018, between New England Institute of Technology at Palm Beach, Inc. and Elite Property Enterprise, LLC (incorporated by reference to the Company’s Form 8-K filed July 13, 2018).

10.2
Third Amendment to Credit Agreement, dated as of July 11, 2018, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to the Company’s Form 8-K filed July 13, 2018).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.