Form 10-Q
period 2018-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2018-11-09
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

As of November 6, 2018, there were 24,641,792 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,183	$14,563
Restricted cash	7,820	7,189
Accounts receivable, less allowance of $15,721 and $12,806 at September 30, 2018 and December 31, 2017, respectively	21,659	15,791
Inventories	2,311	1,657
Prepaid income taxes and income taxes receivable	206	207
Assets held for sale	-	2,959
Prepaid expenses and other current assets	2,213	2,352
Total current assets	44,392	44,718

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $169,026 and $163,946 at September 30, 2018 and December 31, 2017, respectively	50,891	52,866

OTHER ASSETS:
Noncurrent restricted cash	-	32,802
Noncurrent receivables, less allowance of $1,240 and $978 at September 30, 2018 and December 31, 2017, respectively	11,372	8,928
Deferred income taxes, net	424	424
Goodwill	14,536	14,536
Other assets, net	966	939
Total other assets	27,298	57,629
TOTAL	$122,581	$155,213

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Unearned tuition	$21,525	$24,647
Accounts payable	19,483	10,508
Accrued expenses	13,783	11,771
Other short-term liabilities	557	558
Total current liabilities	55,348	47,484

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	24,374	52,593
Pension plan liabilities	4,233	4,437
Accrued rent	3,612	4,338
Other long-term liabilities	164	548
Total liabilities	87,731	109,400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2018 and December 31, 2017; issued and outstanding: 30,552,333 shares at September 30, 2018 and 30,624,407 shares at December 31, 2017	141,377	141,377
Additional paid-in capital	29,464	29,334
Treasury stock at cost - 5,910,541 shares at September 30, 2018 and December 31, 2017	(82,860)	(82,860)
Accumulated deficit	(49,106)	(37,528)
Accumulated other comprehensive loss	(4,025)	(4,510)
Total stockholders' equity	34,850	45,813
TOTAL	$122,581	$155,213

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUE	$70,078	$67,308	$193,087	$194,452
COSTS AND EXPENSES:
Educational services and facilities	33,488	34,070	94,169	99,183
Selling, general and administrative	36,087	35,499	108,091	109,378
Loss (gain) on sale of assets	427	(1,530)	537	(1,619)
Total costs & expenses	70,002	68,039	202,797	206,942
OPERATING INCOME (LOSS)	76	(731)	(9,710)	(12,490)
OTHER:
Interest income	6	7	25	47
Interest expense	(632)	(716)	(1,743)	(6,597)
LOSS BEFORE INCOME TAXES	(550)	(1,440)	(11,428)	(19,040)
PROVISION FOR INCOME TAXES	50	50	150	150
NET LOSS	$(600)	$(1,490)	$(11,578)	$(19,190)
Basic
Net loss per share	$(0.02)	$(0.06)	$(0.47)	$(0.80)
Diluted
Net loss per share	$(0.02)	$(0.06)	$(0.47)	$(0.80)
Weighted average number of common shares outstanding:
Basic	24,533	24,024	24,387	23,866
Diluted	24,533	24,024	24,387	23,866

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(600)	$(1,490)	$(11,578)	$(19,190)
Other comprehensive income
Employee pension plan adjustments	162	440	485	881
Comprehensive loss	$(438)	$(1,050)	$(11,093)	$(18,309)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
BALANCE - January 1, 2018	30,624,407	$141,377	$29,334	$(82,860)	$(37,528)	$(4,510)	$45,813
Net loss	-	-	-	-	(11,578)	-	(11,578)
Employee pension plan adjustments	-	-	-	-	-	485	485
Stock-based compensation expense
Restricted stock	135,568	-	502	-	-	-	502
Net share settlement for equity-based compensation	(207,642)	-	(372)	-	-	-	(372)
BALANCE - September 30, 2018	30,552,333	$141,377	$29,464	$(82,860)	$(49,106)	$(4,025)	$34,850

	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
BALANCE - January 1, 2017	30,685,017	$141,377	$28,554	$(82,860)	$(26,044)	$(6,101)	$54,926
Net loss	-	-	-	-	(19,190)	-	(19,190)
Employee pension plan adjustments	-	-	-	-	-	881	881
Stock-based compensation expense
Restricted stock	128,810	-	948	-	-	-	948
Net share settlement for equity-based compensation	(184,231)	-	(429)	-	-	-	(429)
BALANCE - September 30, 2017	30,629,596	$141,377	$29,073	$(82,860)	$(45,234)	$(5,220)	$37,136

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,578)	$(19,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,289	6,438
Amortization of deferred finance charges	275	503
Write-off of deferred finance charges	-	2,161
Loss (gain) on disposition of assets	537	(1,619)
Fixed asset donation	-	(18)
Provision for doubtful accounts	12,988	10,393
Stock-based compensation expense	502	948
Deferred rent	(697)	(981)
(Increase) decrease in assets:
Accounts receivable	(21,300)	(14,017)
Inventories	(654)	(100)
Prepaid income taxes and income taxes receivable	-	67
Prepaid expenses and current assets	139	699
Other assets, net	(83)	(1,173)
Increase (decrease) in liabilities:
Accounts payable	9,007	(3,283)
Accrued expenses	1,983	(762)
Unearned tuition	(3,122)	1,422
Other liabilities	(102)	1,905
Total adjustments	5,762	2,583
Net cash used in operating activities	(5,816)	(16,607)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,217)	(3,765)
Proceeds from sale of property and equipment	2,348	15,452
Net cash (used in) provided by investing activities	(1,869)	11,687
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(32,800)	(64,766)
Proceeds from borrowings	4,400	38,000
Payment of deferred finance fees	(94)	(1,134)
Net share settlement for equity-based compensation	(372)	(429)
Net cash used in financing activities	(28,866)	(28,329)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36,551)	(33,249)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	54,554	47,715
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$18,003	$14,466

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2018	2017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,523	$2,449
Income taxes	$167	$121
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$392	$1,447

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 23 schools in 14 states, offers programs in automotive technology, skilled trades (which among other programs include HVAC, welding and computerized numerical control and electronic systems technology), healthcare services (which among other programs include nursing, dental assistant, medical administrative assistant and pharmacy technician), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs offered by the U.S. Department of Education (the “DOE”) and financial aid programs of applicable state education agencies which allow students to apply for and access federal student loans as well as other forms of financial aid.

We operate in three reportable business segments: (a) the Transportation and Skilled Trades segment, (b) the Healthcare and Other Professions (“HOPS”) segment, and (c) the Transitional segment, which consists of schools that have been or are currently being taught out.  In November 2015, the Company’s Board of Directors approved a plan for the Company to divest the 18 campuses then comprising the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest the HOPS schools which proved successful in attracting various prospective purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. By the end of 2017, we had closed seven underperforming campuses leaving a total of eleven campuses remaining under the HOPS segment. By the end of 2018, we will close one additional campus in Southington, Connecticut. The Company believes that the closures of the aforementioned campuses have positioned the HOPS segment and the Company to be profitable going forward.

The combination of several factors, including, among other things, the inability of a prospective purchaser of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS segment operations and the closure of seven underperforming campuses, resulted in the Board reevaluating its divestiture plan and the Board’s determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company intends to retain and continue to operate the remaining campuses in the HOPS segment.  The results of operations of the campuses included in the HOPS segment are reflected as continuing operations in the condensed consolidated financial statements.

In 2016, the Company completed the teach-out of its Hartford, Connecticut; Fern Park, Florida; and Henderson (Green Valley), Nevada campuses, which originally operated in the HOPS segment.  In 2017, the Company completed the teach-out of its Northeast Philadelphia, Pennsylvania; Center City Philadelphia, Pennsylvania; West Palm Beach, Florida; Brockton, Massachusetts; and Lowell, Massachusetts schools, which also were previously in the HOPS segment and all of which were taught out and closed by December 2017 and are included in the Transitional segment as of December 31, 2017.

On August 14, 2017, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, consummated the sale of the real property located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”), to Tambone Companies, LLC, pursuant to a previously disclosed purchase and sale agreement entered into on March 14, 2017. Pursuant to the terms of the sale agreement, as subsequently amended, the purchase price for the West Palm Beach Property was $15.8 million. As a result, the Company recorded a gain on the sale in the amount of $1.5 million. As previously disclosed, the West Palm Beach Property served as collateral for a short term loan in the principal amount of $8.0 million obtained by the Company from its lender, Sterling National Bank, on April 28, 2017, which loan matured upon the earlier of the sale of the West Palm Beach Property or October 1, 2017. Accordingly, on August 14, 2017, concurrently with the consummation of the sale of the West Palm Beach Property, the Company repaid the term loan in an aggregate amount of $8.0 million, consisting of principal and accrued interest.

Index
On July 9, 2018, NEIT entered into a commercial contract (the “Sale Agreement”) with Elite Property Enterprise, LLC, pursuant to which NEIT agreed to sell to Elite Property Enterprise, LLC the real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida and the improvements and certain personal property located thereon (the “Mangonia Park Property”), for a cash purchase price of $2,550,000.  On August 23, 2018, NEIT, consummated the sale of the Mangonia Park Property.  At the closing, NEIT paid a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  Pursuant to the provisions of the Company’s Credit Agreement with its lender, Sterling National Bank, the net cash proceeds of the sale of the Mangonia Park Property were deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the Credit Agreement.

On July 11, 2018, the Company and its wholly-owned subsidiaries (collectively with the Company, the “Borrowers”) entered into a third amendment (the “Third Amendment”) of the Credit Agreement dated as of March 31, 2017 (as previously amended, the “Credit Agreement”) between the Borrowers and Sterling National Bank, as lender (the “Bank”).  Prior to the Third Amendment, if the Mangonia Park Property was sold, NEIT was required to apply the net proceeds of such sale to repay a corresponding amount of the outstanding principal balance of revolving loans provided under the Credit Agreement, which repayment of principal would permanently reduce the principal amount of revolving loans available under the Credit Agreement.  As a result of the Third Amendment, when the Mangonia Park Property was sold, NEIT deposited the net proceeds of such sale into a non-interest bearing cash collateral account to be held at and by the Bank as additional collateral for the loans outstanding under the Credit Agreement.  Pursuant to the Third Amendment, the Bank reserves the right to apply the funds held in such cash collateral account to the repayment of the outstanding principal balance of the loans outstanding under the Credit Agreement.

On August 20, 2018, the Company decided to cease operations, effective December 31, 2018, of the Lincoln College of New England (“LCNE”) campus at Southington, Connecticut.  The decision to close the campus follows the previously reported placement of LCNE on probation by the college’s institutional accreditor, the New England Association of Schools and Colleges (“NEASC”).  After evaluating alternative options, the Company concluded that teaching out and closing the campus was in the best interest of the Company and its students.  Subsequent to formalizing the LCNE closure decision, the Company partnered with Goodwin College, another NEASC- accredited institution in the region, to assist LCNE students to complete their programs of study.  The majority of the LCNE students will continue their education at Goodwin College thereby limiting some of the Company’s closing costs.  The revenue, net loss and ending population of LCNE, as of December 31, 2017, were $8.4 million, $1.6 million and 397 students, respectively.  The Company expects to record costs associated with the closure in 2018 in the range of $3.5 million to $4.5 million including $2 million in connection with the termination of the LCNE campus lease, which will be paid in equal monthly installments through January 2020, and approximately $700,000 of severance payments.  LCNE results, which was previously reported in the HOPS segment, is now included in the Transitional segment as of September 30, 2018.  The Company expects to complete the teach-out and close the LCNE campus by December 31, 2018.

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these challenges, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At September 30, 2018, the Company’s sources of cash primarily included cash and cash equivalents of $18.0 million (of which $7.8 million is restricted). The Company’s cash balance is affected by seasonality such that the cash balance is lower in the first half of the year and increases in the second half of the year.  Refer to Note 5 for more information on the Company’s revolving loan facility.  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2017 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2018.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Index
Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  On an ongoing basis, the Company evaluates the estimates and assumptions used in the preparation of its financial statements, including those related to revenue recognition, bad debts, impairments, fixed assets, income taxes, benefit plans and certain accruals.  Actual results could materially differ from those estimates.

New Accounting Pronouncements – In August 2018, the Financial Accounting Standards Board (the “FASB”)  issued Accounting Standards Update (“ASU”)  2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our condensed consolidated financial statements and related disclosures.

The FASB has issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of ASU 2017-09, which was adopted on January 1, 2018, had no impact on the Company’s condensed consolidated financial statements.

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

Index
We adopted the new standard effective January 1, 2018 using the modified retrospective approach.  The Company’s revenue streams primarily consist of tuition and related services provided to students over the course of the program as well as other transactional revenue such as tools.  Based on the Company's assessment, the analysis of the contract portfolio under ASU 2016-10 results in the revenue for the majority of the Company's student contracts being recognized over time which is consistent with the Company's previous revenue recognition model. For all student contracts, there is continuous transfer of control to the student and the number of performance obligations under ASU 2016-10 is consistent with those identified under the existing standard. The impact of the adoption of the new standard on revenue recognition for student contracts is immaterial on its condensed consolidated financial statements.  See additional information in Note 3.

In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of income. The guidance is effective for annual periods, including interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the update will have on the Company’s condensed consolidated financial statements and we plan on adopting this on January 1, 2019.

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

The Company amortizes the fair value of the performance-based restricted stock based on the determination of the probable outcome of the performance condition.  If the performance condition is expected to be met, then the Company amortizes the fair value of the number of shares expected to vest on a straight-line basis over the requisite performance period of the grant.  However, if the associated performance condition is not expected to be met, then the Company does not recognize the stock-based compensation expense.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

Index
2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September, 30		Nine Months Ended September, 30
	2018	2017	2018	2017
Basic shares outstanding	24,532,648	24,023,540	24,386,689	23,866,485
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	24,532,648	24,023,540	24,386,689	23,866,485

For the three months ended September 30, 2018 and 2017, options to acquire 26,083 and 552,189 shares were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the nine months ended September 30, 2018 and 2017, options to acquire 57,680 and 572,428 shares were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the three and nine months ended September 30, 2018 and 2017, options to acquire 139,000 and 170,667 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

3.	REVENUE RECOGNITION

Prior to adoption of ASU 2014-09

Revenues are derived primarily from programs taught at our schools.  Tuition revenues, textbook sales and one-time fees, such as nonrefundable application fees and course material fees, are recognized on a straight-line basis over the length of the applicable program as the student proceeds through the program, which is the period of time from a student’s start date through his or her graduation date (including internships or externships, if any, occurring prior to graduation), and we complete the performance of teaching the student entitling us to the revenue.  Other revenues, such as tool sales and contract training revenues, are recognized as goods are delivered or training completed. On an individual student basis, tuition earned in excess of cash received is recorded as accounts receivable, and cash received in excess of tuition earned is recorded as unearned tuition.

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

After adoption of ASU 2014-09

On January 1, 2018, we adopted the new standard on revenue recognition, ASU 2014-09, using the modified retrospective approach of ASU 2016-10. The adoption of the guidance in ASU 2014-09 as amended by ASU 2016-10 did not have a material impact on the measurement or recognition of revenue in any prior or current reporting periods and there was no adjustment to retained earnings.  The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to students in an amount that reflects the consideration to which the company expects to be entitled in exchange for such goods or services.

Index
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

Unearned tuition is the only significant contract asset or liability impacted by our adoption of ASU 2016-10.  Unearned tuition in the amount of $21.5 million and $24.6 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. The change in the contract liability balance during the period ended September 30, 2018 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three and nine month periods ended September 30, 2018 that were included in the contract liability balance at the beginning of the year was $0.3 million and $23.5 million, respectively.

The following table depicts the timing of revenue recognition:

	Three months ended September 30, 2018				Nine months ended September 30, 2018
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$4,514	$1,162	$56	$5,732	$8,219	$2,847	$62	$11,128
Services transferred over time	46,492	17,089	765	64,346	127,619	49,707	4,633	181,959
Total revenues	$51,006	$18,251	$821	$70,078	$135,838	$52,554	$4,695	$193,087

	Three months ended September 30, 2017				Nine months ended September 30, 2017
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$3,799	$902	$78	$4,779	$7,173	$2,199	$10	$9,382
Services transferred over time	44,996	14,988	2,545	62,529	127,111	44,271	13,688	185,070
Total revenues	$48,795	$15,890	$2,623	$67,308	$134,284	$46,470	$13,698	$194,452

4.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the three and nine months ended September 30, 2018 and 2017.

The Company reviews goodwill for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  As of September 30, 2018 and 2017, the Company concluded that there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at September 30, 2018 and 2017 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2018	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2018	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2017	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2017	$117,176	$(102,640)	$14,536

As of September 30, 2018 and 2017, the goodwill balance is related to the Transportation and Skilled Trades segment.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
Credit agreement	$25,000	$53,400
Deferred Financing Fees	(626)	(807)
	24,374	52,593
Less current maturities	-	-
	$24,374	$52,593

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  Subsequently, as a result of a November 29, 2017 amendment of the Credit Facility, aggregate availability of funds under the Credit Facility increased to $65 million, consisting of (a) a $25 million revolving loan facility (“Facility 1”), (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million, and (c) a $15 million revolving credit loan (“Facility 3”).  The Credit Agreement was again amended on February 23, 2018, to, among other things, effect certain modifications to the financial covenants and other provisions of the Credit Agreement and to allow the Company to pursue the sale of certain real property assets. The February 23, 2018 amendment increased the interest rate for borrowings under Facility 1 to a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%. Prior to the February 23, 2018 amendment of the Credit Agreement, revolving loans outstanding under Facility 1 bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  Revolving loans under Facility 2 and Facility 3 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.  As discussed in Note 1, pursuant to the most recent amendment of the Credit Agreement, which occurred on July 11, 2018, the Bank permitted the net proceeds of the sale of the Mangonia Park Property to be deposited into a non-interest bearing cash collateral account to be held at and by the Bank as additional collateral for the loans outstanding under the Credit Facility, but reserved the right to apply the funds held in such cash collateral account to the repayment of the outstanding principal balance of the loans outstanding under the Credit Facility.  Prior to this most recent amendment of the Credit Agreement, the Company was required to apply the net proceeds of such sale to repay a corresponding amount of the outstanding principal balance of revolving loans provided under the Credit Facility, which repayment of principal would have permanently reduced the principal amount of revolving loans available under the Credit Facility.

The term of the Credit Facility is 38 months, maturing on May 31, 2020, except that Facility 3 will mature one year earlier, on May 31, 2019.

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

The terms of the Credit Agreement provide that the Bank be paid an unused facility fee on the average daily unused balance of Facility 1 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.  In addition, the Company is required to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances which if not maintained, results in a fee of $12,500 payable to the Bank for that quarter.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss for any fiscal year commencing with the fiscal year ending December 31, 2019 and require a minimum adjusted EBITDA and a minimum tangible net worth, which is an annual covenant, as well as events of default customary for facilities of this type.  As of September 30, 2018, the Company is in compliance with all covenants.

As of September 30, 2018, the Company had $25.0 million outstanding under the Credit Facility; offset by $0.6 million of deferred finance fees.  As of December 31, 2017, the Company had $53.4 million outstanding under the Credit Facility; offset by $0.8 million of deferred finance fees.  As of September 30, 2018 and December 31, 2017, letters of credit in the aggregate principal amount of $5.5 million and $7.2 million, respectively, were outstanding under the Credit Facility.  During the nine months ended September 30, 2018, the Company repaid all outstanding amounts as of December 31, 2017 on Facility 2 of $17.8 million and Facility 3 of $15 million.

Scheduled maturities of long-term debt at September 30, 2018 are as follows:

Year ending December 31,
2018	$-
2019	-
2020	25,000
$25,000

6.	STOCKHOLDERS’ EQUITY

Restricted Stock

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees receive awards of restricted shares of common stock of the Company based on service and performance.  The number of shares granted to each such employee is based on the fair market value of a share of common stock on the date of grant.

On February 23, 2018, restricted shares of common stock of the Company were granted to certain employees of the Company, which shares vested immediately.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares; however, the recipient can only sell or otherwise transfer the shares after the expiration of a specified period of time ranging from 120 to 240 days following the date of grant.

On May 13, 2016 and January 16, 2017, performance-based restricted shares were granted to certain employees of the Company, which vest on March 15, 2017 and March 15, 2018 based upon the attainment of a financial metric during each fiscal year ending December 31, 2016 and 2017.  These shares were fully vested as of March 31, 2018 and are held without restriction.

Index
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

Pursuant to the Non-Employee Directors Plan, each non-employee director of the Company receives an annual award of restricted shares of common stock of the Company on the date of the Company’s annual meeting of shareholders.  The number of shares granted to each non-employee director is based on the fair market value of a share of common stock on that date.  The restricted shares vest on the first anniversary of the grant date.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. In 2018, the non-employee directors have foregone the 2018 annual award of shares of restricted stock.

For the nine months ended September 30, 2018 and 2017, the Company completed a net share settlement for 207,642 and 184,231 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2018 and/or 2017, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.4 million for each of the nine months ended September 30, 2018 and 2017, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2017	607,994	$1.90
Granted	135,568	1.60
Canceled	-	-
Vested	(707,654)	1.82

Nonvested restricted stock outstanding at September 30, 2018	35,908	2.23

The restricted stock expense for each of the three months ended September 30, 2018 and 2017 was less than $0.1 million and $0.3 million, respectively.  The restricted stock expense for each of the nine months ended September 30, 2018 and 2017 was $0.5 million and $0.9 million, respectively.  The unrecognized restricted stock expense as of September 30, 2018 and December 31, 2017 was $0.1 million and $0.3 million, respectively.  As of September 30, 2018, outstanding restricted shares under the LTIP had aggregate intrinsic value of $0.1 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	167,667	$12.11	2.97 years	$-
Canceled	(28,667)	11.98		-

Outstanding at September 30, 2018	139,000	12.14	3.04 years	-

Vested as of September 30, 2018	139,000	12.14	3.04 years	-

Exercisable as of September 30, 2018	139,000	12.14	3.04 years	-

As of September 30, 2018, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At September 30, 2018
	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price
$4.00-$13.99	91,000	3.67	$7.79
$14.00-$19.99	17,000	1.34	19.98
$20.00-$25.00	31,000	2.10	20.62

	139,000	3.04	12.14

7.	INCOME TAXES

The provision for income taxes for the three months ended September 30, 2018 and 2017 was less than $0.1 million, or 9.1% of pretax loss, and less than $0.1 million, or 3.5% of pretax loss, respectively.  The provision for income taxes for the nine months ended September 30, 2018 and 2017 was $0.2 million, or 1.3% of pretax loss, and $0.2 million, or 0.8% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on the Company’s initial analysis of the impact, it consequently recorded a decrease related to deferred tax assets of $17.7 million as of December 31, 2017. The expense is offset with a corresponding release of valuation allowance.  As of September 30, 2018, the Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period.

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

The for-profit education industry has been impacted by numerous regulatory changes, a changing economy and an onslaught of negative media attention. As a result of these challenges, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  In 2017, the Company completed the teach-outs of its Center City Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; West Palm Beach, Florida; Brockton, Massachusetts and Lowell, Massachusetts schools.  All of these schools were previously included in our HOPS segment and are included in the Transitional segment as of December 31, 2017.

As discussed in Note 1 under Business Activities, on August 20, 2018, the Company decided to close the Lincoln College of New England campus at Southington, Connecticut.  The Company expects to complete a teach-out and to close the campus by December 31, 2018.  The results of this campus, which were originally reported in the HOPS segment, will now be included in the Transitional segment as of September 30, 2018.

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

During the three and nine months ended September 30, 2018, September 30, 2017 and at December 31, 2017, the Company reclassified its Marietta, Georgia campus from the HOPS segment to the Transportation and Skilled Trades segment.  This reclassification occurred to address how the Company evaluates performance and allocates resources and was approved by the Company’s Board of Directors.

On August 20, 2018, the Company decided to teach-out the LCNE campus at Southington, Connecticut.  LCNE results, which was previously reported in the HOPS segment, is now included in the Transitional segment as of September 30, 2018 and 2017.  The Company expects to complete the teach-out and exit the LCNE campus by December 31, 2018.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
Transportation and Skilled Trades	$51,008	72.8%	$48,795	72.5%	$6,330	$6,121
Healthcare and Other Professions	18,249	26.0%	15,890	23.6%	830	276
Transitional	821	1.2%	2,623	3.9%	(1,863)	(3,406)
Corporate	-	0.0%	-	0.0%	(5,221)	(3,722)
Total	$70,078	100.0%	$67,308	100.0%	$76	$(731)

	For the Nine Months Ended September 30,
	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
Transportation and Skilled Trades	$135,838	70.4%	$134,285	69.1%	$8,747	$8,806
Healthcare and Other Professions	52,554	27.2%	46,470	23.9%	2,747	914
Transitional	4,695	2.4%	13,697	7.0%	(2,899)	(5,703)
Corporate	-	0.0%	-	0.0%	(18,305)	(16,507)
Total	$193,087	100.0%	$194,452	100.0%	$(9,710)	$(12,490)

	Total Assets
	September 30, 2018	December 31, 2017
Transportation and Skilled Trades	$86,230	$81,752
Healthcare and Other Professions	11,551	9,143
Transitional	-	3,965
Corporate	24,800	60,353
Total	$122,581	$155,213

Index
10.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	September 30, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$10,183	$10,183	$-	$-	$10,183
Restricted cash	7,820	7,820	-	-	7,820
Prepaid expenses and other current assets	2,213	-	2,213	-	2,213

Financial Liabilities:
Accrued expenses	$13,783	$-	$13,783	$-	$13,783
Other short term liabilities	557	-	557	-	557
Credit facility	24,374	-	20,043	-	20,043

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$14,563	$14,563	$-	$-	$14,563
Restricted cash	39,991	39,991	-	-	39,991
Prepaid expenses and other current assets	2,352	-	2,352	-	2,352

Financial Liabilities:
Accrued expenses	$11,771	$-	$11,771	$-	$11,771
Other short term liabilities	558	-	558	-	558
Credit facility	52,593	-	47,200	-	47,200

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

The carrying amounts reported on the Consolidated Balance Sheets for Prepaid expenses and other current assets and Accrued expenses and Other short term liabilities approximate fair value due to the short-term nature of these items.

11.	RELATED PARTY

The Company has an agreement with MATCO Tools whereby MATCO provides the Company, on an advance commission basis, credits in MATCO branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The amount of the Company’s purchases from this third party was $0.4 million for the nine months ended September 30, 2018. Management believes that its agreement with MATCO is an arm’s length transaction and on similar terms as would have been obtained from unaffiliated third parties.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding Lincoln Educational Services Corporation may contain forward-looking statements regarding our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto filed in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2017, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2017.

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 23 schools in 14 states, offers programs in automotive technology, skilled trades (which, among other programs, include HVAC, welding and computerized numerical control and electronic systems technology), healthcare services (which, among other programs, include nursing, dental assistant, medical administrative assistant and pharmacy technician), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology (which includes information technology and criminal justice programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln College of New England, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs of the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

Our business is organized into three reportable business segments: (a) the Transportation and Skilled Trades segment, (b) the Healthcare and Other Professions (“HOPS”) segment, and (c) the Transitional segment, which consists of schools that have been or are currently being taught out.  In November 2015, the Board of Directors of the Company approved a plan for the Company to divest the 18 campuses then comprising the HOPS segment due to a strategic shift in the Company’s business strategy.  The Company underwent an exhaustive process to divest HOPS schools which proved successful in attracting various purchasers but, ultimately, did not result in a transaction that our Board believed would enhance shareholder value. By the end of 2017, we had closed seven underperforming campuses leaving a total of 11 campuses remaining under the HOPS segment.   The Company believes that the closures of the aforementioned campuses have positioned the HOPS segment and the Company to be more profitable going forward.

The combination of several factors, including the inability of a prospective buyer of the HOPS segment to close on the purchase, the improvements the Company has implemented in the HOPS segment operations and the closure of seven underperforming campuses, resulted in the Board reevaluating its divestiture plan and the Board’s determination that shareholder value would more likely be enhanced by continuing to operate our HOPS segment as revitalized.  Consequently, the Board of Directors has abandoned the plan to divest the HOPS segment and the Company now intends to retain and continues to operate the remaining campuses in the HOPS segment.  The results of operations of the campuses included in the HOPS segment are reflected as continuing operations in the consolidated financial statements.

In 2016, the Company completed the teach-out of its Hartford, Connecticut; Fern Park, Florida; and Henderson (Green Valley), Nevada campuses, which originally operated in the HOPS segment.  In 2017, the Company completed the teach-out of its Northeast Philadelphia, Pennsylvania; Center City Philadelphia, Pennsylvania; West Palm Beach, Florida; Brockton, Massachusetts; and Lowell, Massachusetts schools, which also were previously in our HOPS segment and all of which were taught out and closed by December 2017 and are included in the Transitional segment as of December 31, 2017.

Index
On August 14, 2017, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, consummated the sale of the real property located at 2400 and 2410 Metrocentre Boulevard East, West Palm Beach, Florida, including the improvements and other personal property located thereon (the “West Palm Beach Property”), to Tambone Companies, LLC, pursuant to a previously disclosed purchase and sale agreement entered into on March 14, 2017. Pursuant to the terms of the sale agreement, as subsequently amended, the purchase price for the West Palm Beach Property was $15.8 million. As a result, the Company recorded a gain on the sale in the amount of $1.5 million. As previously disclosed, the West Palm Beach Property served as collateral for a short term loan in the principal amount of $8.0 million obtained by the Company from its lender, Sterling National Bank, on April 28, 2017, which loan matured upon the earlier of the sale of the West Palm Beach Property or October 1, 2017. Accordingly, on August 14, 2017, concurrently with the consummation of the sale of the West Palm Beach Property, the Company repaid the term loan in an aggregate amount of $8.0 million, consisting of principal and accrued interest.

On July 9, 2018, NEIT entered into a commercial contract (the “Sale Agreement”) with Elite Property Enterprise, LLC, pursuant to which NEIT agreed to sell to Elite Property Enterprise, LLC the real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida and the improvements and certain personal property located thereon (the “Mangonia Park Property”), for a cash purchase price of $2,550,000.  On August 23, 2018, NEIT, consummated the sale of the Mangonia Park Property.  At the closing, NEIT paid a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  Pursuant to the provisions of the Company’s Credit Agreement with its lender, Sterling National Bank, the net cash proceeds of the sale of the Mangonia Park Property were deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the Credit Agreement.

On July 11, 2018, the Company and its wholly-owned subsidiaries (collectively with the Company, the “Borrowers”) entered into a third amendment (the “Third Amendment”) of the Credit Agreement dated as of March 31, 2017 (as previously amended, the “Credit Agreement”) between the Borrowers and Sterling National Bank, as lender (the “Bank”).  Prior to the Third Amendment, if the Mangonia Park Property was sold, NEIT was required to apply the net proceeds of such sale to repay a corresponding amount of the outstanding principal balance of revolving loans provided under the Credit Agreement, which repayment of principal would permanently reduce the principal amount of revolving loans available under the Credit Agreement.  As a result of the Third Amendment, when the Mangonia Park Property was sold, NEIT deposited the net proceeds of such sale into a non-interest bearing cash collateral account to be held at and by the Bank as additional collateral for the loans outstanding under the Credit Agreement.  Pursuant to the Third Amendment, the Bank reserves the right to apply the funds held in such cash collateral account to the repayment of the outstanding principal balance of the loans outstanding under the Credit Agreement.

On August 20, 2018, the Company decided to cease operations, effective December 31, 2018, at the Lincoln College of New England (“LCNE”) campus at Southington, Connecticut.  The decision to close the campus follows the previously reported placement of LCNE on probation by the college’s institutional accreditor, the New England Association of Schools and Colleges (“NEASC”).  After evaluating alternative options, the Company concluded that teaching-out and closing the campus was in the best interest of the Company and its students.  Subsequent to formalizing the LCNE closure decision, the Company partnered with Goodwin College, another NEASC-accredited institution in the region, to assist LCNE students to complete their programs of study.  The majority of the LCNE students will continue their education at Goodwin College thereby limiting some of the Company’s closing costs.  The revenue, net loss and ending population of LCNE, as of December 31, 2017, were $8.4 million, $1.6 million and 397 students, respectively.  The Company expects to record costs associated with the closure in 2018 in the range of $3.5 million to $4.5 million, including $2 million in connection with the termination of the LCNE campus lease, which will be paid in equal monthly installments through January 2020, and approximately $700,000 of severance payments.  LCNE results, which was previously reported in the HOPS segment, is now included in the Transitional segment as of September 30, 2018.  The Company expects to complete the teach-out and close the LCNE campus by December 31, 2018.

As of September 30, 2018, we had 11,732 students enrolled at 23 campuses in our programs.

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

Index
Results of Continuing Operations

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	49.4%	52.4%	49.3%	51.2%
Selling, general and administrative	56.4%	57.4%	58.5%	58.1%
Loss (gain) on sale of assets	0.0%	-0.1%	0.1%	-0.1%
Total costs and expenses	105.8%	109.7%	107.9%	109.2%
Operating loss	-5.8%	-9.7%	-7.9%	-9.2%
Interest expense, net	-0.8%	-1.1%	-0.9%	-4.6%
Loss from operations before income taxes	-6.6%	-10.8%	-8.8%	-13.8%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net Loss	-6.7%	-10.9%	-8.9%	-13.9%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Consolidated Results of Operations

Revenue.   Revenue increased by $2.8 million, or 4.1%, to $70.1 million for the three months ended September 30, 2018 from $67.3 million in the prior year comparable period.  Increased revenue was a result of four consecutive quarters of start growth, excluding the Transitional segment, which has helped drive a 3.6% and 12.6% increase in average student population for the Transportation and Skilled Trades segment and the HOPS segment, respectively.  Excluding the Transitional segment, which had revenue of $0.8 million for the three months ended September 30, 2018 compared to $2.6 million in the prior year comparable period, revenue would have increased by $4.6 million, or 7.1% quarter over quarter.

Total student starts increased by 4.7% for the three months ended September 30, 2018 as compared to the prior year comparable period.  Excluding the Transitional segment student starts would have increased 7.5% quarter over quarter.  We attribute this growth to continued investments in marketing, enhanced high school programs and improved admissions process driving more consistency from lead to start.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $0.6 million, or 1.7%, to $33.5 million for the three months ended September 30, 2018 from $34.1 million in the prior year comparable period.  The expense reductions were primarily due to the Transitional segment which accounted for $1.8 million in cost savings, partially offset by $1.0 million in additional books and tools expense and $0.2 million in additional instructional expenses.  Increases in books and tools expense were a result of the correlation between providing laptops for a growing number of program offerings and an increased student population.  Educational services and facilities expense as a percentage of revenue decreased to 47.8% for the three months ended September 30, 2018 from 50.6% in the prior year comparable period.

Selling, general and administrative expense.   Our selling, general and administrative expense increased by $0.6 million, or 1.7%, to $36.1 million for the three months ended September 30, 2018 from $35.5 million in the prior year comparable period.   The Transitional segment and corporate accounted for $1.6 million and $0.5 million in cost reductions, which were fully offset by increased selling, general and administrative expenses.  The increase in expenses were due to higher bad debt expense of $2.0 million and increased marketing expense of $1.0 million. Bad debt expense has increased due to larger reserves, driven by a higher accounts receivable balance.  The Company’s accounts receivable during the quarter was impacted by an increased number of student files selected for verification by the Department of Education.  Consequently, this has resulted in additional documentation requests for students before the disbursement of scheduled funding.  The change in the verification process has impacted the entire industry and has driven our average verification rate, which had been historically about 25%, to between 25% and 60%.  Management expects this issue to normalize in the fourth quarter of 2018.

Index
Marketing investments during the three months ended September 30, 2018 were approximately $1.0 million over the prior year, $0.4 million of which was for creative development.  While marketing investments have increased in the current quarter, the cost to obtain prospective students has remained essentially flat when compared to the prior year.  Marketing dollars are providing a return on investment and are expected to yield start growth over the next several quarters.

Selling general and administrative expense, as a percentage of revenue decreased to 51.5% for the three months ended September 30, 2018 from 52.7% in the prior year comparable period.

Loss (gain) on sale of asset.  Loss on sale of assets increased to $0.4 million for the three months ended September 30, 2018, from a gain on sale of asset of $1.5 million in the prior year comparable period.  The $2.0 million increase was primarily driven by a $0.4 million loss on the sale of the Mangonia Park Property on August 23, 2018; and a $1.5 million gain in the prior year comparable quarter resulting from the sale of the West Palm Beach Property on August 14, 2017.

Net interest expense.   Net interest expense for the three months ended September 30, 2018 decreased by $1.0 million, or 11.7%, to $0.6 million from $0.7 million in the prior year comparable period.  The expense reduction was due to additional interest expense incurred in the prior year in relation to an $8.0 million bridge term loan secured by our West Palm Beach Property.  The bridge term loan was repaid in August 2017 upon the sale of the West Palm Beach Property.

Income taxes.    Our provision for income taxes was $0.1 million, or 9.1% of pretax loss, for the three months ended September 30, 2018, compared to a provision for income taxes of $0.1 million, or 3.5% of pretax loss, in the prior year comparable period.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act, among other things, eliminates the corporate alternative minimum tax (the “AMT”) and changes how existing AMT credits can be realized either to offset regular tax liability or to be refunded.

As of September 30, 2018 we have not completed our analysis of the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued our deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on our initial analysis of the impact, we recorded a decrease related to deferred tax assets of $17.7 million at December 31, 2017. The expense is offset with a corresponding release of valuation allowance.

No other federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Consolidated Results of Operations

Revenue.   Revenue decreased by $1.4 million, or 0.7%, to $193.1 million for the nine months ended September 30, 2018 from $194.5 million in the prior year comparable period.  This decrease was driven by the Transitional segment which accounted for $9.0 million in reduced revenue year over year.  Excluding the Transitional segment, which had revenue of $4.7 million for the nine months ended September 30, 2018 compared to $13.7 million in the prior year comparable period, revenue would have increased by $7.6 million, or 4.2%.  Increased revenue was a result of an increased student population due to four consecutive quarters of start growth in combination with an increase in average revenue per student for the Transportation and Skilled Trades segment and the HOPS segment.

Total student starts increased by 4.4% for the nine months ended September 30, 2018 as compared to the prior year comparable period.  Excluding the Transitional segment, student starts would have increased 6.8% year over year.  We attribute this growth to continued investments in marketing, enhanced high school programs and improved admissions process driving more consistency from lead to start.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Index
Educational services and facilities expense.   Our educational services and facilities expense decreased by $5.0 million, or 5.1%, to $94.2 million for the nine months ended September 30, 2018 from $99.2 million in the prior year comparable period.  The expense reductions were primarily due to the Transitional segment, which accounted for $6.8 million in cost savings partially offset by $1.6 million in additional books and tools expense and $0.3 million in additional instructional expenses.  The increase in books and tools expense was a result of the correlation between providing laptops for a growing number of program offerings and an increased student population.

Educational services and facilities expense as a percentage of revenue decreased to 48.8% for the nine months ended September 30, 2018 from 51.0% in the prior year comparable period.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased by $1.3 million, or 1.2%, to $108.1 million for the nine months ended September 30, 2018 from $109.4 million in the prior year comparable period.  The Transitional segment and corporate accounted for $5.1 million and $0.3 million, respectively, in cost reductions, which were partially offset by increased selling, general and administrative expenses.  The increase in expenses were due to higher bad debt expense of $2.5 million and increased marketing expense of $2.2 million.  Bad debt expense has increased due to larger reserves, driven by a higher accounts receivable balance.  The Company’s accounts receivable during the quarter was impacted by an increased number of student files selected for verification by the Department of Education.  Consequently, this has resulted in additional documentation requests for students before the disbursement of scheduled funding.  The change in the verification process has impacted the entire industry and has driven our average verification rate, which had been historically about 25%, to between 25% and 60%.  Management expects this issue to normalize in the fourth quarter of 2018.

Marketing investments during the nine months ended September 30, 2018 were approximately $2.2 million over the prior year, $0.8 million of which was for creative development.  While marketing investments have increased in the current quarter, the cost to obtain prospective students has remained essentially flat when compared to the prior year.  Marketing dollars are providing a return on investment and are expected to yield start growth over the next several quarters.

Selling, general and administrative expense as a percentage of revenue decreased to 56.0% for the nine months ended September 30, 2018 from 56.3% in the prior year comparable period.

As of September 30, 2018, we had total outstanding loan commitments to our students of $59.1 million, as compared to $51.9 million at December 31, 2017.  The increase was due to an increased number of students electing to take our institutional loans to finance their education costs that are not covered by a third party or financial aid.  Our institutional loans constitute loans of last resort, available to assist our most financially challenged students.  Further contributing to the increase in loan commitments is a notable increase in student population and seasonality of the business.

Loss (gain) on sale of asset.  Loss on sale of assets increased to $0.5 million for the nine months ended September 30, 2018, from a gain on sale of asset of $1.6 million in the prior year comparable period.  The $2.1 million increase was primarily driven by a $0.4 million loss on the sale of the Mangonia Park Property on August 23, 2018 and a $1.5 million gain in the prior year comparable quarter resulting from the sale of the West Palm Beach Property on August 14, 2017.

Net interest expense.   Net interest expense for the nine months ended September 30, 2018 decreased by $4.8 million, or 73.8%, to $1.7 million from $6.6 million in the prior year comparable period.  The decrease was the result of the termination of our previous term loan which yielded significantly higher rates and the related fees and expenses associated with its early termination, which occurred on March 31, 2017.  Additional interest expense was also incurred in the prior year in relation to an $8.0 million bridge term loan secured by our West Palm Beach Property, which was repaid in August 2017.

Income taxes.    Our provision for income taxes was $0.2 million, or 1.3% of pretax loss, for the nine months ended September 30, 2018, compared to a provision for income taxes of $0.2 million, or 0.8% of pretax loss, in the prior year comparable period.

As noted above, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act, among other things, eliminates the corporate alternative minimum tax (the “AMT”) and changes how existing AMT credits can be realized either to offset regular tax liability or to be refunded.

As of September 30, 2018, we have not completed our analysis of the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued our deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on our initial analysis of the impact, we recorded a decrease related to deferred tax assets of $17.7 million at December 31, 2017. The expense is offset with a corresponding release of valuation allowance.

Index
No other federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.

Segment Results of Operations
The for-profit education industry has been impacted by numerous regulatory changes, a changing economy and an onslaught of negative media attention. As a result of these challenges, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  In 2017, the Company completed the teach-out of its Center City Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; West Palm Beach, Florida; Brockton, Massachusetts; and Lowell, Massachusetts schools.  All of these schools were previously included in our HOPS segment and as of December 31, 2017, they have all been closed.

On August 20, 2018, the Company decided to teach-out the LCNE campus at Southington, Connecticut.  LCNE results, which was previously reported in the HOPS segment, is now included in the Transitional segment as of September 30, 2018.  The Company expects to complete the teach-out and exit the LCNE campus by December 31, 2018.

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

Index
The following table present results for our three reportable segments for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	% Change
Revenue:
Transportation and Skilled Trades	$51,008	$48,795	4.5%
Healthcare and Other Professions	18,249	15,890	14.8%
Transitional	821	2,623	-68.7%
Total	$70,078	$67,308	4.1%

Operating Income (Loss):
Transportation and Skilled Trades	$6,330	$6,121	3.4%
Healthcare and Other Professions	830	276	-200.7%
Transitional	(1,863)	(3,406)	45.3%
Corporate	(5,221)	(3,722)	-40.3%
Total	$76	$(731)	110.4%

Starts:
Transportation and Skilled Trades	3,391	3,076	10.2%
Healthcare and Other Professions	1,232	1,224	0.7%
Transitional	30	145	0.0%
Total	4,653	4,445	4.7%

Average Population:
Transportation and Skilled Trades	7,453	7,194	3.6%
Healthcare and Other Professions	3,317	2,945	12.6%
Transitional	127	424	-70.0%
Total	10,897	10,563	3.2%

End of Period Population:
Transportation and Skilled Trades	7,922	7,626	3.9%
Healthcare and Other Professions	3,637	3,280	10.9%
Transitional	173	609	-71.6%
Total	11,732	11,515	1.9%

Index
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Transportation and Skilled Trades
Student starts increased 10.2% for the three months ended September 30, 2018 when compared to the prior year comparable period.

Operating income increased to $6.3 million for the three months ended September 30, 2018 from $6.1 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $2.2 million, or 4.5%, to $51.0 million for the three months ended September 30, 2018, as compared to $48.8 million in the prior year period.  The increase in revenue was primarily attributable to four consecutive quarters of start growth, most notably, a 10.2% increase in student starts in the current quarter, which drove a 3.6% increase in average student population.

•
Educational services and facilities expense increased by $0.6 million, or 2.6%, to $23.4 million for the three months ended September 30, 2018 from $22.8 million in the prior year comparable period.  The increase was driven by additional books and tools expense from the correlation between providing laptops for a growing number of program offerings and an increased student population

•
Selling, general and administrative expenses increased by $1.4 million, or 7.1%, to $21.3 million for the three months ended September 30, 2018 from $19.8 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense and marketing expense as detailed in the consolidated results of operations.

Healthcare and Other Professions
Student starts increased slightly by 0.7% for the three months ended September 30, 2018 when compared to the prior year comparable period.

Operating income increased to $0.8 million for the three months ended September 30, 2018 from $0.2 million in the prior year comparable period.  The $0.6 million increase was mainly due to the following factors:

•
Revenue increased by $2.4 million, or 14.9%, to $18.3 million for the three months ended September 30, 2018, as compared to $15.9 million in the prior year comparable period.  The increase in revenue was mainly attributable to a higher carry in population; four consecutive quarters of student start growth, which drove a 12.6% increase in average student population; and an increase in average revenue per student.

•
Educational services and facilities expense increased by $0.6 million, or 7.1% to $8.9 million for the three months ended September 30, 2018 from $8.3 million in the prior year comparable period.  The increase in expense was primarily driven by increased instructional expense and books and tools expense due to a 12.6% increase in average student population quarter over quarter.

•
Selling, general and administrative expense increased by $1.2 million, or 16.6%, to $8.6 million for the three months ended September 30, 2018 from $7.3 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense and marketing expense as detailed in the consolidated results of operations.

Transitional
The following table lists the schools previously categorized in the Transitional segment as of December 31, 2017.  As of September 30, 2018 the LCNE campus at Southington, Connecticut was included in the Transitional segment.

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

Revenue for the campuses in the above table have been classified in the Transitional segment for comparability for the three months ended September 30, 2018 and 2017.

Revenue was $0.8 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively.  The decrease in revenue was due to one campus classified in the Transitional segment in the current quarter versus five campuses classified in the segment in the prior year comparable quarter.  The Transitional segment during the quarter includes the Lincoln College of New England campus at Southington, Connecticut.

Index
Operating loss was $1.9 million and $3.4 million for the three months ended September 30, 2018 and 2017, respectively.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $5.2 million for the three months ended September 30, 2018 as compared to $3.7 million in the prior year comparable period.  The $1.5 million increase was primarily driven by a $0.4 million loss from the sale of the Mangonia Park Property on August 23, 2018 and a $1.5 million gain in the prior year comparable quarter resulting from the sale of the West Palm Beach Property on August 14, 2017.  Excluding the sale of the Mangonia Park Property and the West Palm Beach Property in the current and prior year quarters, respectively, Corporate expenses would have decreased by $0.5 million quarter over quarter.

The following table present results for our three reportable segments for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	% Change
Revenue:
Transportation and Skilled Trades	$135,838	$134,285	1.2%
Healthcare and Other Professions	52,554	46,470	13.1%
Transitional	4,695	13,697	-65.7%
Total	$193,087	$194,452	-0.7%

Operating Income (Loss):
Transportation and Skilled Trades	$8,747	$8,806	-0.7%
Healthcare and Other Professions	2,747	914	-200.5%
Transitional	(2,899)	(5,703)	49.2%
Corporate	(18,305)	(16,507)	-10.9%
Total	$(9,710)	$(12,490)	22.3%

Starts:
Transportation and Skilled Trades	7,156	6,695	6.9%
Healthcare and Other Professions	3,048	2,856	6.7%
Transitional	140	355	-139.4%
Total	10,344	9,906	4.4%

Average Population:
Transportation and Skilled Trades	6,891	6,903	-0.2%
Healthcare and Other Professions	3,245	2,965	9.4%
Transitional	269	877	-69.3%
Total	10,405	10,745	-3.2%

End of Period Population:
Transportation and Skilled Trades	7,922	7,626	3.9%
Healthcare and Other Professions	3,637	3,280	10.9%
Transitional	173	609	-71.6%
Total	11,732	11,515	1.9%

Index
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Transportation and Skilled Trades
Student starts increased 6.9% for the nine months ended September 30, 2018 when compared to the prior year comparable period.

Operating income remained relatively flat at $8.8 million for the nine months ended September 30, 2018 and 2017.

•
Revenue increased by $1.6 million, or 1.2%, to $135.8 million for the nine months ended September 30, 2018, as compared to $134.3 million in the prior year comparable period.  This increase was primarily driven by four consecutive quarter of start grow, most notably a 6.9% increase in student starts, during the nine months ended September 30, 2018 in addition to a 1.3% increase in average revenue per student primarily due to tuition increases.

•	Educational services and facilities expense remained essentially flat at $64.4 million for the nine months ended September 30, 2018 and 2017.
•
Selling, general and administrative expense increased by $1.6 million, or 2.6%, to $62.7 million for the nine months ended September 30, 2018, as compared to $61.2 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense and marketing expense as detailed in the consolidated results of operations.

Healthcare and Other Professions
Student starts increased by 6.7% for the nine months ended September 30, 2018, as compared to the prior year comparable period.

Operating income increased to $2.7 million for the nine months ended September 30, 2018 from $0.9 million in the prior year comparable period.  The $1.8 million increase was primarily driven by the following factors:

•
Revenue increased by $6.1 million, or 13.1%, to $52.6 million for the nine months ended September 30, 2018, as compared to $46.5 million in the prior year comparable period.  The increase is primarily due to four consecutive quarters of start growth, which drove a 9.5% increase in average student population, in combination with a 3.2% increase in average revenue per student resulting from tuition increases.

•
Educational services and facilities expense increased by $1.8 million, or 7.3%, to $25.9 million for the nine months ended September 30, 2018, from $24.1 million in the prior year comparable period.  The increase was primarily driven by increased instructional expenses and books and tools expense due to a 9.5% increase in average student population.

•
Selling, general and administrative expenses increased $2.5 million, or 11.6% to $23.9 million for the nine months ended September 30, 2018 from $21.5 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense and marketing expense as detailed in the consolidated results of operations.

Transitional

The following table lists the schools previously categorized in the Transitional segment as of December 31, 2017.  As of September 30, 2018 the LCNE campus in Southington, Connecticut was included in the Transitional segment.

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

Revenue for the campuses in the above table have been classified in the Transitional segment for comparability for the nine months ended September 30, 2018 and 2017.

Revenue was $4.7 million and $13.7 million for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in revenue was due to one campus classified in the Transitional segment compared to five campuses classified in the segment in the prior year comparable quarter.  The Transitional segment during the nine months ended September 30, 2018 and 2017 includes the Lincoln College of New England campus at Southington, Connecticut.

Operating loss was $2.9 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Index
Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $18.3 million for the nine months ended September 30, 2018 as compared to $16.5 million in the prior year comparable period.  The $1.8 million increase was primarily driven by a $0.4 million loss on the sale of the Mangonia Park Property on August 23, 2018 and a $1.5 million gain in the prior year comparable quarter resulting from the sale of the West Palm Beach Property on August 14, 2017.  Excluding the sale of the Mangonia Park Property and the West Palm Beach Property in the current and prior year quarter, respectively, Corporate expenses would have decreased by $0.3 million quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital expenditures are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(5,816)	$(16,607)
Net cash used in investing activities	(1,869)	11,687
Net cash used in financing activities	(28,866)	(28,329)

As of September 30, 2018, the Company had a net debt balance of $7.0 million compared to a net cash balance of $1.2 million as of December 31, 2017.  The decrease in cash position can mainly be attributed to the repayment of $32.8 million in borrowings under our line of credit facility, a net loss during the nine months ended September 30, 2018 and the seasonality of our business.  Management believes that the Company has adequate resources in place to execute its 2018 operating plan.

For the last several years, the Company and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  However, our financial and population results continue to improve as evidenced by our start growth for the last four consecutive quarters.  As a result, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

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

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see “Risks Related to Our Industry” found under the heading“ Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Index
Operating Activities

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2018 compared to $16.6 million in the prior year comparable period.  The decrease in cash used in operating activities for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily due to a reduction in net loss from operations as well as changes in other working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition.

Investing Activities

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2018 compared to net cash provided by investing activities of $11.7 million in the prior year comparable period.  The decrease of $13.6 million was primarily the result of the sale of the West Palm Beach Property on August 14, 2017, resulting in cash inflows of $15.5 million in the prior year.   The sale of the Mangonia Park Property on August 23, 2018 generated a cash inflow of $2.3 million in the current year.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our schools in Grand Prairie, Texas; Nashville, Tennessee; and Denver, Colorado and our former school property located in Suffield, Connecticut.

Capital expenditures are expected to approximate 2% of revenues in 2018.  We expect to fund future capital expenditures with cash generated from operating activities, borrowings under our revolving credit facility, and cash from our real estate monetization.

Financing Activities

Net cash used in financing activities was $28.9 million for the nine months ended September 30, 2018 as compared to $28.3 million in the prior year comparable period.  The increase of $0.6 million was primarily due to increased net borrowings of $28.4 million for the nine months ended September 30, 2018 as compared to net payments on borrowings of $26.7 million in the prior year comparable period. Also contributing to the increase year over year were outflows in the prior year of $1.1 million relating to the write-off of previously capitalized expenditures upon execution of our new revolving credit facility.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured revolving credit facility of $4.4 million; and (b) $32.8 million in total repayments made by the Company.

Credit Agreement

On March 31, 2017, the Company entered into a secured revolving credit agreement (the “Credit Agreement”) with Sterling National Bank (the “Bank”) pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $55 million (the “Credit Facility”).  Subsequently, as a result of a November 29, 2017 amendment of the Credit Facility, aggregate availability of funds under the Credit Facility increased to $65 million, consisting of (a) a $25 million revolving loan (“Facility 1”), (b) a $25 million revolving loan facility (“Facility 2”), which includes a sublimit amount for letters of credit of $10 million, and(c) a $15 million revolving credit loan (“Facility 3”).  The Credit Agreement was again amended on February 23, 2018, to, among other things, effect certain modifications to the financial covenants and other provisions of the Credit Agreement and to allow the Company to pursue the sale of certain real property assets. The February 23, 2018 amendment increased the interest rate for borrowings under Facility 1 to a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%. Prior to the February 23, 2018 amendment of the Credit Agreement, revolving loans outstanding under Facility 1 bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.50% and (y) 6.00%.  Revolving loans under Facility 2 and Facility 3 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.  Pursuant to the most recent amendment of the Credit Agreement, which occurred on July 11, 2018, the Bank permitted the net proceeds of the sale of the Mangonia Park Property to be deposited into a non-interest bearing cash collateral account to be held at and by the Bank as additional collateral for the loans outstanding under the Credit Facility, but reserved the right to apply the funds held in such cash collateral account to the repayment of the outstanding principal balance of the loans outstanding under the Credit Facility.  Prior to this most recent amendment of the Credit Agreement, the Company was required to apply the net proceeds of such sale to repay a corresponding amount of the outstanding principal balance of revolving loans provided under the Credit Facility, which repayment of principal would have permanently reduced the principal amount of revolving loans available under the Credit Facility.

The term of the Credit Facility is 38 months, maturing on May 31, 2020, except that Facility 3 will mature one year earlier, on May 31, 2019.

Index
The Credit Facility is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company and mortgages on four parcels of real property owned by the Company in Colorado, Tennessee and Texas, at which three of the Company’s schools are located, as well as a former school property owned by the Company located in Connecticut.

At the closing of the Credit Facility, the Company drew $25 million under Facility 1, which was used to repay the Company’s previous credit facility and to pay transaction costs associated with closing the Credit Facility.

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

The terms of the Credit Agreement provide that the Bank be paid an unused facility fee on the average daily unused balance of Facility 1 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.  In addition, the Company is required to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances, which, if not maintained, results in a fee of $12,500 payable to the Bank for that quarter.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that restrict capital expenditures, prohibit the incurrence of a net loss for the year commencing on December 31, 2019 and require a minimum adjusted EBITDA and a minimum tangible net worth, which is an annual covenant, as well as events of default customary for facilities of this type.  As of September 30, 2018, the Company is in compliance with all covenants.

As of September 30, 2018, the Company had $25.0 million outstanding under the Credit Facility, offset by $0.6 million of deferred finance fees.  As of December 31, 2017, the Company had $53.4 million outstanding under the Credit Facility, offset by $0.8 million of deferred finance fees.  As of September 30, 2018 and December 31, 2017, letters of credit in the aggregate principal amount of $5.5 million and $7.2 million, respectively, were outstanding under the Credit Facility.  During the nine months ended September 30, 2018, the Company repaid all outstanding amounts as of December 31, 2017 on Facility 2 of $17.8 million and Facility 3 of $15 million.

The following table sets forth our long-term debt (in thousands):

	September 30, 2018	December 31, 2017
Credit agreement	$25,000	$53,400
Deferred Financing Fees	(626)	(807)
	24,374	52,593
Less current maturities	-	-
	$24,374	$52,593

As of September 30, 2018, we had outstanding loan commitments to our students of $59.1 million, as compared to $51.9 million at December 31, 2017.  Loan commitments, net of interest that would be due on the loans through maturity, were $43.4 million at September 30, 2018, as compared to $38.5 million at December 31, 2017.

Contractual Obligations

Long-term Debt.  As of December 31, 2018, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

Index
The following table contains supplemental information regarding our total contractual obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$25,000	$-	$25,000	$-	$-
Operating leases	71,231	19,127	25,935	12,686	13,483
Total contractual cash obligations	$96,231	$19,127	$50,935	$12,686	$13,483

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018, except for surety bonds.  As of September 30, 2018, we posted surety bonds in the total amount of approximately $12.7 million.  Cash collateralized letters of credit of $5.5 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Index
Regulatory Update

Cohort Default Rates.  In September 2018, the DOE released the final cohort default rates for the 2015 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2015 federal fiscal year range from 8.7% to 13.2%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2014 federal fiscal year.

Borrower Defense to Repayment Regulations.  In January 2016, the DOE began negotiated rulemaking to develop proposed regulations regarding, among other things, a borrower’s ability to allege acts or omissions by an institution as a defense to the repayment of certain Title IV loans and the consequences to the borrower, the DOE, and the institution.  On November 1, 2016, the DOE published in the Federal Register the final version of these regulations with a general effective date of July 1, 2017.

Subsequently, the DOE delayed the effective date of a majority of the borrower defense to repayment regulations until July 1, 2019, to ensure that there would be adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations.   However, a federal court ruled that the delay in the effective date of the regulations was unlawful and, on October 16, 2018, denied a request to extend a stay preventing the regulations from taking effect.  The DOE has not yet issued subsequent guidance regarding how the DOE will implement the regulations.  There is ongoing litigation challenging the regulations, but we cannot provide any assurance as to whether the litigation could result in the future suspension or invalidation of some or all of those regulations.

The DOE published proposed regulations on July 31, 2018, that would modify the defense to repayment regulations, including regulations regarding, among other things, acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of certain Title IV loans. The proposed regulations also include regulations regarding other topics such as permitting the use of arbitration clauses and class action waivers in enrollment agreements and triggering events that would result in recalculating a school’s financial responsibility score and require the school to post a letter of credit or other surety.  We are in the process of evaluating the proposed regulations.  Any regulations published in final form by November 1, 2018 typically would have taken effect on July 1, 2019.  However, the DOE announced that it would not publish the regulations in final form by November 1, 2018 and has not yet issued the final regulations.  If the regulations are published prior to November 1, 2019, they typically would take effect on July 1, 2020, unless the DOE is willing and able to provide for an earlier implementation date. We cannot provide any assurance as to the timing, content, and ultimate effective date of any such final regulations.

Financial Responsibility Standards.  All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.  See the “Regulatory Environment – Financial Responsibility Standards” and “Risk Factors – If we or our eligible institutions do not meet the financial responsibility standards prescribed by the DOE, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could significantly reduce our student population and revenues” sections of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

In November 2016, the DOE published new Borrower Defense to Repayment regulations that included expanded standards of financial responsibility that could result in a requirement that we submit to the DOE a substantial letter of credit or other form of financial protection in an amount determined by the DOE, and be subject to other conditions and requirements, based on any one of an extensive list of triggering circumstances.

The expanded financial responsibility regulations could result in the DOE recalculating and reducing our composite score to account for DOE estimates of potential losses under one or more of the extensive list of triggering circumstances and also could result in the imposition of conditions and requirements including a requirement to provide financial protection in amounts that are difficult to predict, calculated by the DOE under potentially subjective standards and, in some cases, could be based solely on the existence of proceedings or circumstances that ultimately may lack merit or otherwise not result in liabilities or losses.

For example, one of the triggering circumstances in the regulations is if an institution’s accrediting agency requires the institution to submit a teach-out plan that covers the closing of the institution or one of its locations.  We are in the process of closing our campus in Southington, Connecticut and submitted a teach-out plan in response to a requirement by our accrediting agency.  We have notified the DOE that we intend to close our Southington campus and that our accrediting agency required a teach-out plan.  The DOE could attempt to recalculate our composite score, could seek to treat all Title IV funds received by the location in its most recently completed fiscal year at that campus as a loss in the recalculation, and could seek to impose a letter of credit based on the reduced composite score.  However, it is uncertain whether the DOE would apply the regulation to the accrediting agency’s request for a teach-out plan which occurred after the July 1, 2017 effective date of the regulations, but prior to the expiration of the stay of the regulation on October 16, 2018; whether the DOE’s recalculation of the composite score would result in a letter of credit requirement; or whether the DOE would require a letter of credit given that the campus currently is expected to be closed on or around December 31, 2018.

Index
The regulations indicate that the letter of credit or other form of financial protection required for an institution under the regulations must equal 10 percent of the total amount of Title IV Program funds received by the institution during its most recently completed fiscal year plus any additional amount that the DOE determines is necessary to fully cover any estimated losses unless the institution demonstrates that the additional amount is unnecessary to protect, or is contrary to, the Federal interest.  The regulations state that the DOE maintains the full amount of financial protection until the DOE determines that the institution has a composite score of 1.0 or greater based on a review of the institution’s audited financial statements for the fiscal year in which all losses from the aforementioned events have been fully recognized or if the recalculated composite score is 1.0 or greater and the aforementioned events have ceased to exist.  Consequently, it is difficult to predict the amount or duration of any letter of credit requirement that the DOE might impose under the regulation.  The requirement to submit a letter of credit or to accept other conditions or restrictions could have a material adverse effect on our schools’ business and results of operations.

Gainful Employment.  In October 2014, the DOE issued final gainful employment regulations requiring each educational program offered by our institutions to achieve threshold rates in at least one of two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio.  The final regulations had a general effective date of July 1, 2015. In January 2017, the DOE issued the first set of gainful employment rates for each of our programs for the debt measure year ended June 30, 2015.  See the “Regulatory Environment – Gainful Employment” section of our Annual Report on Form 10-K for year ended December 31, 2017, as filed with the SEC.  The DOE has yet to begin the process of issuing gainful employment rates for the 2016 debt measure year, although it could begin that process at any time.

In August 2018, the DOE published proposed regulations that would eliminate the existing gainful employment regulations. The DOE indicated that its plans include, but are not limited to, publishing outcomes data at the program level on a DOE website such as the College Scorecard or some other website.  The DOE permitted the submission of public comments to the proposed regulations until September 13, 2018.  Any regulations published in final form by November 1, 2018 typically would have taken effect on July 1, 2019.  However, the DOE announced that it would not publish the regulations in final form by November 1, 2018, and has not yet issued the final regulations.  If the regulations are published prior to November 1, 2019, they typically would take effect on July 1, 2020, unless the DOE is willing and able to provide for an earlier implementation date.  We cannot provide any assurance as to the timing, content, and ultimate effective date of any such final regulations.

In January 2018, the DOE issued a template for institutions to provide required disclosures and required institutions to update their disclosures by April 6, 2018.  In June 2018, the DOE announced the further extension of the compliance date for certain other gainful employment disclosure requirements until July 1, 2019. The DOE stated that institutions are still required to comply with other gainful employment disclosure requirements in the interim.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  On March 31, 2017, the Company repaid in full and terminated a previously existing term loan with the proceeds of a new revolving credit facility provided by Sterling National Bank in an aggregate principal amount of up to $65 million, which revolving credit facility is referred to in this report as the “Credit Facility.”  Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under the Credit Facility bear interest at the rate of 8.1% as of September 30, 2018.  As of September 30, 2018, we had $25.0 million outstanding under the Credit Facility.

Based on our outstanding debt balance as of September 30, 2018, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3 and in Note 14 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2018.

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

Item 5.	OTHER INFORMATION

Scott M. Shaw Employment Agreement

On November 7, 2018, the Company entered into a new employment agreement with Scott M. Shaw, the Company’s President and Chief Executive Officer, pursuant to which Mr. Shaw will continue to serve in such positions (the “Shaw Employment Agreement”). Mr. Shaw also serves as and will remain a member of the Board of Directors of the Company.  The Shaw Employment Agreement, the full text of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference, replaces Mr. Shaw’s prior employment agreement with the Company, which would have expired by its terms on December 31, 2018.  The term of the Shaw Employment Agreement commenced on November 7, 2018 and will expire on December 31, 2020, unless sooner terminated in accordance with its terms.  During the term of the Shaw Employment Agreement, Mr. Shaw will continue to receive an annual base salary of $500,000, an annual performance bonus based upon achievement of performance targets or other criteria as determined by the Company’s Board of Directors or its Compensation Committee and a Company-owned vehicle, as well as insurance, maintenance, fuel and other costs associated with such vehicle.

Under the terms of the Shaw Employment Agreement, the Company may terminate Mr. Shaw’s employment at any time with or without Cause and Mr. Shaw may resign from his employment at any time, with or without Good Reason (in each case as such terms are defined in the Shaw Employment Agreement).  In the event that Mr. Shaw’s employment should be terminated by the Company without Cause or by Mr. Shaw’s resignation for Good Reason, in addition to his right to receive payment of all accrued and unpaid compensation and benefits due to him through the date of termination of employment, subject to Mr. Shaw’s execution of a release in favor of the Company and its subsidiaries and affiliates, Mr. Shaw would be entitled to receive a lump sum payment on the 60th day following termination of employment equal to (a) two times the sum of (i) his annual base salary and (ii) the target amount of his annual performance bonus for him in the year in which the termination of employment occurs, (b) all outstanding reasonable travel and other business expenses incurred through the date of termination and (c) the estimated employer portion of premiums that would be necessary to continue Mr. Shaw’s coverage under the Company’s healthcare plan until the first anniversary of the date of termination (subject to proration should Mr. Shaw become insured under a subsequent healthcare plan). In addition, Mr. Shaw would be entitled to receive a prorated portion of his annual bonus for the year of termination, which prorated annual bonus would be paid in a lump sum on the date that bonuses for the year in which the termination occurs are paid generally to the Company’s senior executives.

Index
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

The Shaw Employment Agreement contains a two-year post-employment noncompetition agreement and standard nonsolicitation and confidentiality provisions.

The foregoing description of the Shaw Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Shaw Employment Agreement filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Brian K. Meyers Employment Agreement

On November 7, 2018, the Company entered into a new employment agreement with Brian K. Meyers, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, pursuant to which Mr. Meyers will continue to serve in such positions (the “Meyers Employment Agreement”).  The Meyers Employment Agreement, the full text of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference, replaces Mr. Meyers’ prior employment agreement which would have expired by its terms on December 31, 2018.

The term of the Meyers Employment Agreement commenced on November 7, 2018 and will expire on December 31, 2020, unless sooner terminated in accordance with its terms.  Mr. Meyers will continue to receive an annual base salary of $340,000, an annual performance bonus based upon achievement of performance targets or other criteria as determined by the Company’s Board of Directors or its Compensation Committee and a Company-owned vehicle, as well as insurance, maintenance, fuel and other costs associated with such vehicle.

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

Index
The Meyers Employment Agreement contains a two-year post-employment noncompetition agreement and standard nonsolicitation and confidentiality provisions.

The foregoing description of the Meyers Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Meyers Employment Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Stephen M. Buchenot Change in Control Agreement

On November 7, 2018, the Company entered into a change in control agreement with Stephen M. Buchenot (the “Buchenot Agreement”). The Buchenot Agreement, the full text of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The Buchenot Agreement, which remains in effect until December 31, 2020, provides that in the event Mr. Buchenot’s employment should be terminated by the Company without Cause or by Mr. Buchenot’s resignation for Good Reason (in each case as such terms are defined in the Buchenot Agreement) during the one-year period following a Change in Control of the Company (as defined in the Buchenot Agreement), Mr. Buchenot would be entitled to receive a payment equal to the sum of (i) one and one-half years his annual base salary in effect on the date of the termination of his employment, (ii) the target amount of the annual performance bonus for him in the year in which the termination of employment occurs and (iii) the estimated employer portion of premiums that would be necessary to continue Mr. Buchenot’s coverage under the Company’s healthcare plan until the first anniversary of the date of termination (subject to proration should Mr. Buchenot become insured under a subsequent healthcare plan). In addition, all outstanding restricted stock and stock options held by Mr. Buchenot will vest in full and all stock options will become immediately exercisable on the date of the Change in Control.

The Buchenot Agreement also provides that if any amounts due to Mr. Buchenot pursuant to the Buchenot Agreement or any other plan or arrangement constitute a “parachute payment” for purposes of Section 280G of the Internal Revenue Code and the amount of the parachute payment (after taking into account all taxes, including excise taxes) is less than the amount Mr. Buchenot would receive if he was paid three times his “base amount” (as defined under Section 280G of the Internal Code), less one dollar (after taking into account all taxes, including excise taxes), then the aggregate of the amounts constituting the parachute payment will be reduced (or returned by Mr. Buchenot if already paid to him) to an amount that will equal three times Mr. Buchenot’s base amount less one dollar.

The foregoing description of the Buchenot Agreement is not complete and is qualified in its entirety by reference to the full text of the Buchenot Agreement filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

10.3 *#	Employment Agreement, dated November 7, 2018, between the Company and Scott M. Shaw.

10.4 *#	Employment Agreement, dated November 7, 2018, between the Company and Brian K. Meyers.

10.5 *#	Change in Control Agreement, dated November 7, 2018, between the Company and Stephen M. Buchenot.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 8, 2018	By:	/s/ Brian Meyers
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

10.3 *#	Employment Agreement, dated November 7, 2018, between the Company and Scott M. Shaw.

10.4 *#	Employment Agreement, dated November 7, 2018, between the Company and Brian K. Meyers.

10.5 *#	Change in Control Agreement, dated November 7, 2018, between the Company and Stephen M. Buchenot.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.