Form 10-K
period 2018-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2019-03-13
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the 23,159,747 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $40,297,960. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $1.74 per share on that date.  Shares of common stock held by executive officers and directors and persons who own 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 8, 2019 was 25,113,569.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2018, and is incorporated by reference herein.

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Overview

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology (which consists of information technology programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs managed by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.  The Company was incorporated in New Jersey in 2003 but a predecessor entity had opened its first campus in Newark, New Jersey in 1946.

Our business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to businesses that have been or are currently being taught out.  As of December 31, 2018, we had 10,525 students enrolled at 22 campuses.  Our average enrollment for the year ended December 31, 2018 was 10,591 students which represented a decrease of 1.7% from average enrollment in 2017.  For the year ended December 31, 2018, our revenues were $263.2 million, which represented an increase of 0.5 % from the prior year.  For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

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

•
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

•
Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments, the introduction of new programs and partnerships with industry.

Index
•
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

Programs and Areas of Study

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 19 to 136 weeks to complete, with tuition ranging from $7,000 to $41,000.  Our associate’s degree programs typically take between 64 to 98 weeks to complete, with tuition ranging from $26,000 to $37,000.  As of December 31, 2018, all of our schools offer diploma and certificate programs and nine of our schools are currently approved to offer associate’s degree programs.  In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days a week in three shifts per day and start new classes every month.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

The following table lists the programs offered as of December 31, 2018:

Current Programs Offered
Area of Study	Associate's Degree	Diploma and Certificate

Automotive	Automotive Service Management, Collision Repair & Refinishing Service Management, Diesel & Truck Service Management
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

Skilled Trades	Electronic Engineering Technology, HVAC, Electronics Systems Service Management	Electrical Technology, Electrical & Electronics Systems Technician, HVAC, Welding Technology, Welding with Introduction to Pipefitting, CNC

Health Sciences	Medical Assisting Technology, Medical Office Management	Medical Office Assistant, Medical Assistant, Patient Care Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing

Hospitality Services		Culinary Arts, Cosmetology, Aesthetics, International Baking and Pastry, Nail Technolgy, Therapeutic Massage & Bodywork Technician

Information Technology	Computer Networking and Support	Computer & Network Support Technician

Automotive Technology.    Automotive technology is our largest area of study, with 40% of our total average student enrollment for the year ended December 31, 2018. Our automotive technology programs are 28 to 136 weeks in length, with tuition rates of $14,000 to $41,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.

Index
As of December 31, 2018, 12 campuses offered programs in automotive technology and most of these campuses offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Skilled Trades.    For the year ended December 31, 2018, skilled trades was our second largest area of study, representing 27% of our total average student enrollment.  Our skilled trades programs are 28 to 98 weeks in length, with tuition rates of $16,000 to $34,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic & electronic systems technology. Graduates of our programs are qualified to obtain entry level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2018, we offered skilled trades programs at 14 campuses.

Health Sciences.    For the year ended December 31, 2018, 26% of our total average student enrollment was in our health science program. Our health science programs are 35 to 104 weeks in length, with tuition rates of $13,000 to $30,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, registered nurse, dental assistant, medical assistant, medical administrative assistant, and claims examiner. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, and doctors' offices. Our practical nursing and medical assistant programs are our largest health science programs. As of December 31, 2018, we offered health science programs at 10 of our campuses.

Hospitality Services.    For the year ended December 31, 2018, 5% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 19 to 88 weeks in length, with tuition rates of $7,000 to $21,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas, cruise ships or are self-employed.  We offer massage programs at one campus and cosmetology programs at one campus.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2018, we offered culinary programs at two campuses.

Information Technology.    For the year ended December 31, 2018, 2% of our total average student enrollment was in our information technology programs. Our information technology programs are 40 to 80 weeks in length, with tuition rates of $20,000 to $33,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our computer and network support technician. Our graduates obtain entry level positions with both small and large corporations.  As of December 31, 2018, we offered these programs at four of our campuses.

Recent Developments

On July 9, 2018, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a commercial contract (the “Sale Agreement”) with Elite Property Enterprise, LLC, pursuant to which NEIT agreed to sell to Elite Property Enterprise, LLC the real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida and the improvements and certain personal property located thereon (the “Mangonia Park Property”), for a cash purchase price of $2,550,000.  On August 23, 2018, NEIT consummated the sale of the Mangonia Park Property.  At closing, NEIT paid a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  Pursuant to the provisions of the Company’s credit facility with its lender, Sterling National Bank, the net cash proceeds of the sale of the Mangonia Park Property were deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the credit facility.  In December 2018, the funds were used to repay the outstanding principal balance of the loans outstanding under the credit facility and such repayment permanently reduced the revolving loan availability under the credit facility.

Effective December 31, 2018, the Company completed the teach-out and ceased operation of its Lincoln College of New England (“LCNE”) campus at Southington, Connecticut.  The decision to close the LCNE campus followed the previously reported placement of LCNE on probation by the college’s institutional accreditor, the New England Association of Schools and Colleges (“NEASC”).  After evaluating alternative options, the Company concluded that teaching out and closing the campus was in the best interest of the Company and its students.  Subsequent to formalizing the LCNE closure decision in August 2018, the Company partnered with Goodwin College, another NEASC- accredited institution in the region, to assist LCNE students to complete their programs of study.  The majority of the LCNE students will continue their education at Goodwin College thereby limiting some of the Company’s closing costs.  The revenue, net loss and ending population of LCNE, as of December 31, 2017, were $8.4 million, $1.6 million and 397 students, respectively.  The Company recorded net costs associated with the closure of the LCNE campus in 2018 of approximately $4.3 million, including (i) $1.6 million in connection with the termination of the LCNE campus lease, which is the net present value of the remaining obligation, to be paid in equal monthly installments through January 2020, (ii) approximately $700,000 of severance payments and (iii) $2.0 million of additional operating losses related to no longer enrolling additional students during 2018.  LCNE results, previously reported in the HOPS segment, are now included in the Transitional segment as of December 31, 2018.

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

In 2018, we rolled out a new advertising campaign that included the production of creative video that aired on traditional television stations as well as through digital and social media channels. Our new campaign theme “Put Your Potential to Work” was also incorporated into various other communications channels, including billboards, radio and print. In addition, new marketing material was developed to support key program areas for us, which include automotive, skilled trades, healthcare, cosmetology and culinary.  Marketing continued to support the efforts of our Admissions teams by developing standardized information packages that provide prospective students consistent messaging and branding throughout all of our campuses.

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented 16% of our new enrollments. Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We endeavor to build and retain strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 250 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students’ homes or during a visit to one of our campuses.

During 2018, we recruited approximately 23% of our students directly out of high school.  Field sales continues to be a large part of our business and developing local community relationships is one of our most important functions.  In 2018, we added one field representative to our team who is focused on recruitment of prospectus students from the military in an effort to aid veterans transitioning to the civilian work force when their service commitment is completed.

Student Admissions, Enrollment and Retention

Admissions.    In order to attend our schools, students must complete an application and pass an entrance assessment. While each of our programs has different admissions criteria, we screen all applications and counsel prospective students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation.

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 10,525 students enrolled as of December 31, 2018 and our average enrollment for the year ended December 31, 2018 was 10,591 students, a decrease of 1.7% in average enrollment from December 31, 2017. We had 10,159 students enrolled as of December 31, 2017 and our average enrollment for that year was 10,772 students, a decrease of 9.2% in average enrollment from December 31, 2016.

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

As of December 31, 2018, we had approximately 1,884 employees, including 468 full-time faculty and 364 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2019 and 2022.  We believe that we have good relationships with these unions and with our employees.

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

Index
Regulatory Environment

Students attending our schools finance their education through a combination of personal resources, family contributions, private loans and federal financial aid programs. Each of our schools participates in the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2018, approximately 78% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process.

In connection with the students' receipt of federal financial aid under the Title IV Programs, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended, and the regulations issued by the DOE subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the Title IV Programs. To participate in the Title IV Programs, a school must be authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. The DOE defines an eligible institution to consist of both a main campus and its additional locations, if any. Each of our schools is either a main campus or an additional location of a main campus. Each of our schools is subject to extensive regulatory requirements imposed by state education agencies, accrediting commissions, and the DOE. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Our schools also participate in other federal and state financial aid programs that assist students in paying the cost of their education and that impose standards that we must satisfy.

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

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. For example, the governor of New York has proposed increased oversight of for-profit schools operating in New York, which would include our Queens campus, including, but not limited to, proposed regulations that, among other things, would limit the percentage of funding from taxpayers to 80 percent (which would be a stricter standard than required by the DOE) and require a school to spend at least 50 percent of its budget on instruction and learning.  The implementation of these regulations could have a significant impact on our operations in New York and on the Company.  In addition, legislation has been proposed in Maryland that would apply to certain for-profit schools operating in Maryland, which would include our Columbia campus, and that, among other things, would limit the percentage of revenue that an institution could receive from federal or state funds, or from loans or grants provided or guaranteed by the institution, in at least two of the institution’s three most recent fiscal years and would require the institution to provide an extensive list of disclosures to prospective students prior to enrollment, registration or payment.  The implementation of this law or any related regulations could have a significant impact on our operations in Maryland and on the Company.  We cannot predict the timing or ultimate scope of any final laws and regulations that New York, Maryland, or other states might issue on these or other topics in the future. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $12.7 million.

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2018, 22 of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC.  The following is a list of the dates on which each campus was accredited by its accrediting commission, the date by which its accreditation must be renewed and the type of accreditation.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation	Type of Accreditation
Philadelphia, PA2	November 26, 2018	May 1, 2023	National
Union, NJ1	May 29, 2014	February 1, 2019[4]	National
Mahwah, NJ1	March 11, 2015	August 1, 2019	National
Melrose Park, IL2	March 13, 2015	November 1, 2019	National
Denver, CO1	June 14, 2016	February 1, 2021	National
Columbia, MD	March 8, 2017	February 1, 2022	National
Grand Prairie, TX1	June 20, 2017	August 1, 2021	National
Allentown, PA2	March 8, 2017	February 1, 2022	National
Nashville, TN1	September 6, 2017	May 1, 2022	National
Indianapolis, IN	May 15, 2018	November 1, 2021	National
New Britain, CT	June 5, 2018	January 1, 2023	National
Shelton, CT2	March 5, 2014	September 1, 2018[4]	National
Queens, NY1	September 4, 2018	June 1, 2023	National
East Windsor, CT2	October 17, 2017	February 1, 2023	National
South Plainfield, NJ1	September 2, 2014	August 1, 2019	National
Iselin, NJ	May 15, 2018	May 15, 2023	National
Moorestown, NJ3	May 15, 2018	May 15, 2023	National
Paramus, NJ3	May 15, 2018	May 15, 2023	National
Lincoln, RI3	May 15, 2018	May 15, 2023	National
Somerville, MA3	May 15, 2018	May 15, 2023	National
Summerlin, NV3	May 15, 2018	May 15, 2023	National
Marietta, GA3	May 15, 2018	May 15, 2022	National

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Branch campus of main campus in Iselin, NJ
4	Campus undergoing re-accreditation. Campus has received written confirmation that it remains accredited pending consideration of its application for reaccreditation.

Index
The Company received a letter dated January 31, 2019 from ACCSC, which indicated that the ACCSC commission voted to continue our schools on financial reporting with a subsequent review scheduled for ACCSC’s August 2019 meeting.  The commission continued the financial reporting status based on the net working capital deficit, accumulated deficit, and net loss reported in the nine-month financial statements submitted to ACCSC.  The commission recognized the Company’s continued efforts to improve its financial position through, among other things, closing underperforming schools and growing student enrollments, and determined that, while improvements are being realized, additional monitoring of the Company’s financial position is warranted.  The letter requires us to submit certain financial information to ACCSC by July 12, 2019 for consideration at ACCSC’s August 2019 meeting.

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

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.  Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.  Under the current gainful employment regulations issued by the DOE, institutions may be required to certify that they have programmatic accreditation under certain circumstances.  See “—Regulatory Environment – Gainful Employment.”

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

Index
Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes, we had the following four institutions as of December 31, 2018, collectively consisting of four main campuses and 18 additional locations:

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

Institution	Expiration Date of Current Program Participation Agreement
Columbia, MD	March 31, 2020
Iselin, NJ	September 30, 2020
Indianapolis, IN	December 31, 2018[1,2]
New Britain, CT	March 31, 2020

1	Provisionally certified.
2	Institution is on a month-to-month approval during the re-certification process.

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  One institution,  namely  Indianapolis, is  provisionally certified by the DOE.  This institution generates 51% of the Company’s revenue.  Indianapolis is provisionally certified based on the existence of pending program reviews with DOE.  The Title IV Program reviews at our Union and Indianapolis schools, which was the basis for provisional certification, have been resolved and are now closed.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the Higher Education Act of 1965, as amended (“HEA”) and other laws governing Title IV Programs.  Congress is currently considering reauthorization of Title IV Programs, but it is not known if or when Congress will pass final legislation that amends the Higher Education Act or other laws affecting U.S. Federal student aid.

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

The final regulations had a general effective date of July 1, 2015. In January 2017, the DOE issued the first set of gainful employment rates for each of our programs for the debt measure year ended June 30, 2015.  Sixty of our programs achieved passing rates, 13 of our programs had rates that are in a category called the “zone,” and five of our programs had failing rates.  Our programs with rates in the zone are not subject to loss of Title IV eligibility unless they accumulate a combination of zone and failing rates for four consecutive years (or failing rates for two out of any three consecutive years). Each of our programs with failing rates will lose its Title IV eligibility if it receives a failing gainful employment rate for either of the 2016 or 2017 debt measure years.  The DOE has yet to begin the process of issuing gainful employment rates for the 2016 debt measure year, although it could begin that process at any time.  While we did submit an appeal, we have not received any final decision from the DOE.  However, that appeal is no longer relevant as all students in that failing program have since been taught out as December 31, 2018.

Index
The table below provides a summary of the percentage of total student enrollment by gainful employment program classification for each of our reporting segments based on student enrollment as of the debt measure year ended December 31, 2018.

Reporting Segment	Passing Programs	Zone Programs	Failing Programs
Transportation	92.9%	7.1%	0.0%
HOPS	96.1%	3.9%	0.0%

The table below provides a summary of estimated yearly revenue related to the programs either in the zone or failing programs for the fiscal year ended December 31, 2018.  The Company has implemented program modifications and tuition reductions or is teaching out the program or has appealed the program’s gainful employment rate.

Reporting Segment	Zone Programs	Failing Programs
Transportation	$7,800,000	$-
HOPS	$2,400,000	$1,000,000

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

In August 2018, the DOE published proposed regulations that would eliminate the existing gainful employment regulations. The DOE indicated that its plans include, but are not limited to, publishing outcomes data at the program level on a DOE website such as the College Scorecard or some other website.  The DOE permitted the submission of public comments to the proposed regulations until September 13, 2018.  Any regulations published in final form by November 1, 2018 typically would have taken effect on July 1, 2019, but we cannot provide any assurances as to the timing or content of any such regulations.  However, the DOE announced that it would not publish the regulations in final form by November 1, 2018 and has not yet issued the final regulations.  If the regulations are published prior to November 1, 2019, they typically would take effect on July 1, 2020 unless the DOE is willing and able to provide for an earlier implementation date.  We cannot provide any assurance as to the timing, content, and ultimate effective date of any such final regulations.

Index
In June 2018, the DOE announced the further extension of the compliance date for certain other gainful employment disclosure requirements until July 1, 2019. The DOE stated that institutions are still required to comply with other gainful employment disclosure requirements in the interim.

On August 18, 2017, the DOE announced new deadlines for submitting notices of intent to file alternate earnings appeals of gainful employment rates and for submitting alternate earnings appeals of those rates. The deadline to file a notice of intent to file an appeal was October 6, 2017 and the deadline to file the alternate earnings appeal was February 1, 2018. We cannot predict when the DOE will calculate and issue new draft or final gainful employment rates in the future. We also cannot predict whether the gainful employment rulemaking process or the extension of certain gainful employment deadlines may result in the DOE delaying the issuance of new draft or final gainful employment rates in the future.

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

The DOE delayed the effective date of a majority of the borrower defense to repayment regulations until July 1, 2019 to ensure that there would be adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations.   However, a federal court ruled that the delay in the effective date of the regulations was unlawful and, on October 16, 2018, denied a request to extend a stay preventing the regulations from taking effect.  The DOE has not yet issued subsequent guidance regarding how the DOE will implement the regulations.  There is ongoing litigation challenging the regulations, but we cannot provide any assurance as to whether the litigation could result in the future suspension or invalidation of some or all of those regulations.

The DOE published proposed regulations on July 31, 2018 that would modify the defense to repayment regulations, including regulations regarding, among other things, (i) acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of certain Title IV loans; (ii) permitting the use of arbitration clauses and class action waivers in enrollment agreements and (iii) triggering events that would result in recalculating a school’s financial responsibility score and require the school to post a letter of credit or other surety.  We are in the process of evaluating the proposed regulations.  Any regulations published in final form by November 1, 2018 typically would have taken effect on July 1, 2019.  However, the DOE announced that it would not publish the regulations in final form by November 1, 2018 and has not yet issued the final regulations.  If the regulations are published prior to November 1, 2019, they typically would take effect on July 1, 2020 unless the DOE is willing and able to provide for an earlier implementation date.  We cannot provide any assurance as to the timing, content, and ultimate effective date of any such final regulations.  We cannot predict how the DOE will interpret and enforce current  borrower defense to repayment rules, or any final rules that may arise out of the DOE’s ongoing rulemaking process, or how the current or future rules may impact our schools’ participation in the Title IV Programs; however, the current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.  See “Regulatory Environment – Financial Responsibility Standards.”

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

Index
We have calculated that, for our 2018 fiscal year, our institutions' 90/10 Rule percentages ranged from 74% to 84%.  For 2017 and 2016, none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  Our calculations are subject to review by the DOE.

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

Under the HEA, an institution whose Federal Family Education Loan, or FFEL, and Federal Direct Loan, or FDL, cohort default rate is 30% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s three-year cohort default rate equals or exceeds 30% in two of the three most recent federal fiscal years for which the DOE has issued cohort default rates, the institution may be placed on provisional certification status and could be required to submit a letter of credit to the DOE.

In September 2018, the DOE released the final cohort default rates for the 2015 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2015 federal fiscal year range from 8.7% to 13.2%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2015 federal fiscal year.

In February 2019, the DOE released draft three-year cohort default rates for the 2016 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2019.  The draft rates for our institutions for the 2016 federal fiscal year range from 8.3% to 16.6%.  None of our institutions had draft cohort default rates of 30% or more.

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

For the 2017 fiscal year, we calculated our composite score to be 1.1.  This score is subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2017 fiscal year, but we have not received a determination yet from the DOE.  We believe it is likely that the DOE will determine that our institutions are “in the zone” and that we will be required to operate under the Zone Alternative requirements as well as any other requirements that the DOE might impose in its discretion.  For the 2018 fiscal year, we have calculated our composite score to be 1.1.  This score is subject to determination by the DOE once it receives and reviews our consolidated audited financial statements for the 2018 fiscal year, but we believe it is likely that the DOE will determine that our institutions are “in the zone” and that we will be required to operate under the Zone Alternative requirements as well as any other requirements that the DOE might impose in its discretion.

On November 1, 2016, the DOE published new Borrower Defense to Repayment regulations that included expanded standards of financial responsibility that could result in a requirement that we submit to the DOE a substantial letter of credit or other form of financial protection in an amount determined by the DOE, and be subject to other conditions and requirements, based on any one of an extensive list of triggering circumstances.  The DOE delayed the effective date of a majority of the borrower defense to repayment regulations until July 1, 2019 to ensure that there would be adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations.   However, a federal court ruled that the delay in the effective date of the regulations was unlawful and, on October 16, 2018, denied a request to extend a stay preventing the regulations from taking effect.  The DOE has not yet issued subsequent guidance regarding how the DOE will implement the regulations.  There is ongoing litigation challenging the regulations, but we cannot provide any assurance as to whether the litigation could result in the future suspension or invalidation of some or all of those regulations.

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

For example, one of the triggering circumstances in the regulations is if an institution’s accrediting agency requires the institution to submit a teach-out plan that covers the closing of the institution or one of its locations.  We notified the DOE that we intended to close our Southington campus and that our accrediting agency required a teach-out plan.  The DOE could attempt to recalculate our composite score, could seek to treat all Title IV funds received by the school in its most recently completed fiscal year at that campus as a loss in the recalculation, and could seek to impose a letter of credit based on the reduced composite score.  However, it is uncertain whether the DOE would apply the regulation to the accrediting agency’s request for a teach-out plan which occurred after the July 1, 2017 effective date of the regulations, but prior to the expiration of the stay of the regulation on October 16, 2018; whether the DOE’s recalculation of the composite score would result in a letter of credit requirement; or whether the DOE would require a letter of credit given that the campus is currently closed.

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

Negotiated Rulemaking.  On October 15, 2018, the DOE published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by the DOE to recognize accrediting agencies; simplification of the DOE’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and the DOE to hold institutions accountable; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; protections to ensure that accreditors recognize and respect institutional mission and evaluate an institution’s policies and educational programs based on that mission; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education; defining the term “credit hour”; defining the requirements related to the length of educational programs and entry level requirements for the occupation; addressing regulatory barriers in the DOE’s institutional eligibility and general provision regulations; addressing direct assessment programs and competency-based education; and other matters. On January 7, 2019, the DOE released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees.  The draft proposed regulations also cover additional topics including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula; the requirements for measuring the lengths of certain educational programs; the requirements for returning unearned Title IV funds received for students who withdraw before completing their educational programs; and the requirements for measuring a student’s satisfactory academic progress.  The proposed changes to the regulations remain subject to further change during the negotiated rulemaking process.  The committee and subcommittees are in the process of meeting during the first three months of 2019. We cannot provide any assurances as to the timing, content or impact of any final regulations arising from the negotiated rulemaking process.

Index
Substantial Misrepresentation.  The DOE’s regulations prohibit an institution that participates in the Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to DOE.  The DOE defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by the DOE to constitute a substantial misrepresentation. If the DOE determines that one of our institutions has engaged in substantial misrepresentation, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate’s level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. Institutions that are provisionally certified may be required to obtain approval of certain educational programs.   Our institution in Indianapolis is provisionally certified and required to obtain prior DOE approval of new degree, non-degree, and short-term training educational programs.  Our Iselin institution also is subject to prior approval requirements for substantive changes such as new campuses and educational programs as a result of its accrediting agency’s loss of DOE recognition, and the DOE has indicated that such changes only will be approved in limited circumstances.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE adopted final rules that took effect on July 1, 2011 and amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors (thereby reducing the scope of permissible compensatory payments under the rule) and expanding the scope of compensatory payments and employees subject to the rule.  The DOE has stated that it does not intend to provide private guidance regarding particular compensation structures in the future and will enforce the regulations as written.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule.  The implementation of the final regulations required us to change our compensation practices and has had and will continue to have a significant impact the productivity of our employees, on the retention of our employees and on our business and results of operations.

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

Index
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

If we are found not to have satisfied the DOE's requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding, which could adversely affect our revenue, as we received approximately 78% of our revenue (calculated based on cash receipts) from Title IV Programs in 2018, and have a significant impact on our business and results of operations.  Furthermore, if any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to, among other things, the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, any of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs would constitute an event of default under our credit agreement with our lender, which could result in the acceleration of all amounts then outstanding with respect to our outstanding loan obligations.  The various regulatory agencies applicable to our business periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

If we fail to demonstrate "administrative capability" to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV Programs. For a description of these criteria, see “Regulatory Environment – Administrative Capability.”

If we are found not to have satisfied the DOE's "administrative capability" requirements, or otherwise failed to comply with one or more DOE requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A loss or decrease in Title IV funding could adversely affect our revenue, as we received approximately 78% of our revenue (calculated based on cash receipts) from Title IV Programs in 2018, which would have a significant impact on our business and results of operations.

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

In August 2018, the DOE published proposed regulations that would eliminate the existing gainful employment regulations. The DOE indicated that its plans include, but are not limited to, publishing outcomes data at the program level on a DOE website such as the College Scorecard or some other website.  The DOE permitted the submission of public comments to the proposed regulations until September 13, 2018.  Any regulations published in final form by November 1, 2018 typically would have taken effect on July 1, 2019.  However, the DOE announced that it would not publish the regulations in final form by November 1, 2018 and has not yet issued the final regulations.  If the regulations are published prior to November 1, 2019, they typically would take effect on July 1, 2020 unless the DOE is willing and able to provide for an earlier implementation date.  We cannot provide any assurance as to the timing, content, and ultimate effective date of any such final regulations.

In June 2018, the DOE announced the further extension of the compliance date for certain other gainful employment disclosure requirements until July 1, 2019. The DOE stated that institutions are still required to comply with other gainful employment disclosure requirements in the interim.

On August 18, 2017, the DOE announced in the Federal Register new deadlines for submitting notices of intent to file alternate earnings appeals of gainful employment rates and for submitting alternate earnings appeals of those rates. The deadline to file a notice of intent to file an appeal was October 6, 2017 and the deadline to file the alternate earnings appeal was February 1, 2018. We cannot predict when the DOE will calculate and issue new draft or final gainful employment rates in the future. We also cannot predict whether the gainful employment rulemaking process or the extension of certain gainful employment deadlines may result in the DOE delaying the issuance of new draft or final gainful employment rates in the future.

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

Index
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

The DOE had delayed the effective date of a majority of these regulations until July 1, 2019 to ensure that there is adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations. However, a federal court ruled that the delay in the effective date of the regulations was unlawful and, on October 16, 2018, denied a request to extend a stay preventing the regulations from taking effect.  The DOE has not yet issued subsequent guidance regarding how the DOE will implement the regulations.  There is ongoing litigation challenging the regulations, but we cannot provide any assurance as to whether the litigation could result in the future suspension or invalidation of some or all of those regulations.

The DOE published proposed regulations on July 31, 2018 that would modify the defense to repayment regulations, including regulations regarding, among other things, acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of certain Title IV loans. The proposed regulations also include regulations regarding other topics such as permitting the use of arbitration clauses and class action waivers in enrollment agreements and triggering events that would result in recalculating a school’s financial responsibility score and require the school to post a letter of credit or other surety.  We are in the process of evaluating the proposed regulations.  Any regulations published in final form by November 1, 2018 typically would have taken effect on July 1, 2019.  However, the DOE announced that it would not publish the regulations in final form by November 1, 2018 and has not yet issued the final regulations.  If the regulations are published prior to November 1, 2019, they typically would take effect on July 1, 2020 unless the DOE is willing and able to provide for an earlier implementation date.  We cannot provide any assurance as to the timing, content, and ultimate effective date of any such final regulations.  We cannot predict how the DOE will interpret and enforce the current borrower defense to repayment rules, or any final rules that may arise out of the DOE’s ongoing rulemaking process, or how the current or future rules may impact our schools’ participation in the Title IV Programs; however, the current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.  See “Regulatory Environment – Financial Responsibility Standards.”  We cannot predict how the DOE would interpret and enforce current  or future borrower defense to repayment rules or how these rules, or any rules that may arise out of the negotiated rulemaking process or any other rules that DOE may promulgate on this or other topics, may impact our schools’ participation in the Title IV programs; however, the new rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.

On October 15, 2018, the DOE published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters.  See “Regulatory Environment – Negotiated Rulemaking.”. On January 7, 2019, the DOE released a set of draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees.  The draft proposed regulations also cover additional topics including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress.  The proposed changes to the regulations remain subject to further change during the negotiated rulemaking process and we continue to monitor and review those proposals as they evolve.  The committee and subcommittees are scheduled to meet during the first three months of 2019. At this time, we cannot provide any assurances as to the timing, content or impact of any final regulations arising from this planned negotiated rulemaking process.

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

An institution must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs.  See “Regulatory Environment – Accreditation.,” If any of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a significant adverse impact on our business and operations.

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

Index
We are subject to sanctions if we fail to comply with the DOE’s regulations regarding prohibitions against substantial misrepresentations, which could increase our cost of regulatory compliance and decrease our profit margin.

The DOE’s regulations prohibit an institution that participates in the Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. See “Regulatory Environment – Substantial Misrepresentation.”  If the DOE determines that one of our institutions has engaged in substantial misrepresentation, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution.

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

Our total assets reflect substantial intangible assets. At December 31, 2018, goodwill associated with our acquisitions increased to approximately 10.0% from 9.4% of total assets at December 31, 2017.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill would negatively affect our results of operations and total capitalization, which could be material.

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

As of December 31, 2018, the teaching professionals at six of our campuses are represented by unions and covered by collective bargaining agreements that expire between 2019 and 2022.  Although we believe that we have good relationships with these unions and with our employees, any strikes or work stoppages by our employees could adversely impact our relationships with our students, hinder our ability to conduct business and increase costs.

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

Index
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

As of December 31, 2018, we leased all of our facilities, except for our campuses in Nashville, Tennessee, Grand Prairie, Texas, and Denver, Colorado, and former school property in Suffield, Connecticut, which we own.  We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2018, all of our existing leases expire between 2019 and 2030.

The following table provides information relating to our facilities as of December 31, 2018, including our corporate office:

Location	Brand	Approximate Square Footage
Las Vegas, Nevada	Euphoria Institute	19,000
Southington, Connecticut	Former Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	39,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute and Lincoln Culinary Institute	47,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	281,000
West Orange, New Jersey	Corporate Office	52,000
Plymouth Meeting, Pennsylvania	Corporate Office	4,000
Suffield, Connecticut	Former Lincoln Technical Institute	132,000

We believe that our facilities are suitable for their present intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

Index
On March 8, 2019, the last reported sale price of our common stock on the Nasdaq Global Select Market was $3.10 per share.  As of March 8, 2019, based on the information provided by Continental Stock Transfer & Trust Company, there were 10 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015.  The Company has no current intentions to resume the payment of cash dividends in the foreseeable future.

Share Repurchases

The Company did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2018.

Index
Stock Performance Graph

This stock performance graph compares our total cumulative stockholder return on our common stock for the five years ended December 31, 2018 with the cumulative return on the Russell 2000 Index and a Peer Issuer Group Index. The peer issuer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on December 31, 2013 and any dividends were reinvested on the date on which they were paid.

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

Index
Equity Compensation Plan Information

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2018 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	139,000	$12.14	2,050,638
Equity compensation plans not approved by security holders	-	-	-
Total	139,000	$12.14	2,050,638

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. You should read these data together with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2018 and historical consolidated balance sheet data at December 31, 2018 and 2017 have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the fiscal years ended December 31, 2015 and 2014 and historical consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our consolidated financial information not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statement of Operations Data, Year Ended December 31:
Revenue	$263,200	$261,853	$285,559	$306,102	$325,022
Cost and expenses:
Educational services and facilities	125,373	129,413	144,426	151,647	164,352
Selling, general and administrative	141,244	138,779	148,447	151,797	168,441
Loss (gain) on sale of assets	537	(1,623)	233	1,738	(58)
Impairment of goodwill and long-lived assets	-	-	21,367	216	40,836
Total costs and expenses	267,154	266,569	314,473	305,398	373,571
Operating (loss) income	(3,954)	(4,716)	(28,914)	704	(48,549)
Other:
Interest income	31	56	155	52	153
Interest expense	(2,422)	(7,098)	(6,131)	(8,015)	(5,613)
Other income	-	-	6,786	4,151	297
Loss from continuing operations before income taxes	(6,345)	(11,758)	(28,104)	(3,108)	(53,712)
Provision (benefit) for income taxes	200	(274)	200	242	(4,225)
Loss from continuing operations	(6,545)	(11,484)	(28,304)	(3,350)	(49,487)
Loss from discontinued operations, net of income taxes	-	-	-	-	(6,646)
Net loss	$(6,545)	$(11,484)	$(28,304)	$(3,350)	$(56,133)
Basic
Loss per share from continuing operations	$(0.27)	$(0.48)	$(1.21)	$(0.14)	$(2.17)
Loss per share from discontinued operations	-	-	-	-	(0.29)
Net loss per share	$(0.27)	$(0.48)	$(1.21)	$(0.14)	$(2.46)
Diluted
Loss per share from continuing operations	$(0.27)	$(0.48)	$(1.21)	$(0.14)	$(2.17)
Loss per share from discontinued operations	-	-	-	-	(0.29)
Net loss per share	$(0.27)	$(0.48)	$(1.21)	$(0.14)	$(2.46)
Weighted average number of common shares outstanding:
Basic	24,423	23,906	23,453	23,167	22,814
Diluted	24,423	23,906	23,453	23,167	22,814
Other Data:
Capital expenditures	$4,697	$4,755	$3,596	$2,218	$7,472
Depreciation and amortization from continuing operations	8,421	8,702	11,066	14,506	19,201
Number of campuses	22	23	28	31	31
Average student population from continuing operations	10,591	10,772	11,864	12,981	14,010
Cash dividend declared per common share	$-	$-	$-	$-	$0.18
Balance Sheet Data, At December 31:
Cash, cash equivalents and restricted cash	$45,946	$54,554	$47,715	$61,041	$42,299
Working (deficit) capital (1)	(7,470)	(2,766)	(1,733)	33,818	29,585
Total assets	146,038	155,213	163,207	210,279	213,707
Total debt (2)	48,769	52,593	41,957	58,224	65,181
Total stockholders' equity	39,866	45,813	54,926	80,997	83,010

All amounts have been restated to give effect to the HOPS segments which has been reclassified to continuing operations in 2016, 2015 and 2014.

(1)          Working (deficit) capital is defined as current assets less current liabilities.

(2)          Total debt consists of long-term debt including current portion, capital leases, auto loans and a finance obligation of $9.7 million for each of the years in the two-year period ended December 31, 2015 incurred in connection with a sale-leaseback transaction.

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

GENERAL

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology (which includes information technology).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

Our business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to businesses that have been or are currently being taught out.

On July 9, 2018, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a commercial contract (the “Sale Agreement”) with Elite Property Enterprise, LLC, pursuant to which NEIT agreed to sell to Elite Property Enterprise, LLC the real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida and the improvements and certain personal property located thereon (the “Mangonia Park Property”), for a cash purchase price of $2,550,000.  On August 23, 2018, NEIT, consummated the sale of the Mangonia Park Property.  At the closing, NEIT paid a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  Pursuant to the provisions of the Company’s credit facility with its lender, Sterling National Bank, the net cash proceeds of the sale of the Mangonia Park Property were deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the credit facility.  In December 2018, the funds were used to repay the outstanding principal balance of the loans outstanding under the credit facility and such repayment permanently reduced the revolving loan availability under the credit facility.

Effective December 31, 2018, the Company completed the teach-out and ceased operation of its Lincoln College of New England (“LCNE”) campus at Southington, Connecticut.  The decision to close the LCNE campus followed the previously reported placement of LCNE on probation by the college’s institutional accreditor, the New England Association of Schools and Colleges (“NEASC”).  After evaluating alternative options, the Company concluded that teaching out and closing the campus was in the best interest of the Company and its students.  Subsequent to formalizing the LCNE closure decision in August 2018, the Company partnered with Goodwin College, another NEASC- accredited institution in the region, to assist LCNE students to complete their programs of study.  The majority of the LCNE students will continue their education at Goodwin College thereby limiting some of the Company’s closing costs.  The revenue, net loss and ending population of LCNE, as of December 31, 2017, were $8.4 million, $1.6 million and 397 students, respectively.  The Company recorded net costs associated with the closure of the LCNE campus in 2018 of approximately $4.3 million, including (i) $1.6 million in connection with the termination of the LCNE campus lease, which is the net present value of the remaining obligation, to be paid in equal monthly installments through January 2020, (ii) approximately $700,000 of severance payments and (iii) $2.0 million of additional operating losses related to no longer enrolling additional students during 2018.  LCNE results, previously reported in the HOPS segment, are now included in the Transitional segment as of December 31, 2018.

As of December 31, 2018, we had 10,525 students enrolled at 22 campuses.

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

Index
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

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. In addition, our diploma/certificate programs range from 19 to 136 weeks, our associate’s degree programs range from 64 to 98 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 78% of our revenue on a cash basis while the remainder is primarily derived from state grants and cash payments made by students during both 2018 and 2017.  The Higher Education Act of 1965, as amended (the “HEA”) requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 rule.

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

Index
Our bad debt expense as a percentage of revenues for the years ended December 31, 2018, 2017 and 2016 was 6.7%, 5.2% and 5.1%, respectively. Our exposure to changes in our bad debt expense could impact our operations. A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2018, 2017 and 2016 would have resulted in an increase in bad debt expense of $2.6 million, $2.6 million and $2.9 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2018, goodwill was approximately $14.5 million, or 10.0%, of our total assets, which was flat from approximately $14.5 million, or 9.4%, of our total assets at December 31, 2017.

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

At December 31, 2018 and December 31, 2017, we conducted our annual test for goodwill impairment and determined we did not have an impairment.  At December 31, 2016, we conducted our annual test for goodwill impairment and determined we had an impairment of $9.9 million.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2018 and 2017, we did not record any interest and penalties expense associated with uncertain tax positions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT); (3) a new limitation on deductible interest expense; (4) the repeal of the domestic production activity deduction; (5) limitations on the deductibility of certain executive compensation; and (6) limitation on net operating losses (NOLs) generated after December 31, 2017, to 80% of taxable income. In addition, certain changes were made to the bonus depreciation rules that impacted fiscal year 2017.

In accordance with SAB 118, we completed our analysis of the Tax Act resulting in no material adjustments from the provisional amounts recorded during the prior year. The Tax Act did not have a material impact on our financial statements because we are under a full valuation allowance.

Index
Results of Continuing Operations for the Three Years Ended December 31, 2018

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	47.6%	49.4%	50.6%
Selling, general and administrative	53.7%	53.0%	52.0%
(Gain) loss on sale of assets	0.2%	-0.6%	0.1%
Impairment of goodwill and long-lived assets	0.0%	0.0%	7.5%
Total costs and expenses	101.5%	101.8%	110.2%
Operating (loss) income	-1.5%	-1.8%	-10.2%
Interest expense, net	-0.9%	-2.7%	-2.0%
Other income	0.0%	0.0%	2.4%
Loss from operations before income taxes	-2.4%	-4.5%	-9.8%
Provision (benefit) for income taxes	0.1%	-0.1%	0.1%
Net loss	-2.5%	-4.4%	-9.9%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Results of Operations

Revenue.   Revenue increased $1.3 million to $263.2 million for the year ended December 31, 2018 from $261.9 million in the prior year comparable period.  The revenue increase was a result of five consecutive quarters of start growth which drove a 9.5% and 1.2% increase in average population in both our Healthcare and Other Professions segment and Transportation and Skilled Trades segment.  Excluding our Transitional segment (which represents campuses that have closed) which had revenue of $5.8 million and $16.9 million during the years ended December 31, 2018 and 2017, respectively, revenue would have increased by $12.4 million, or 5.1%, year over year.  The increase in revenue was despite student population at the beginning of the year being down 77 students compared to the prior year.

Total student starts increased 5.6% for the year ended December 31, 2018 as compared to the prior year comparable period.  Excluding the Transitional segment, student starts would have increased 7.7% year over year.  We continue to attribute this growth to our investments in marketing, enhanced high school programs and improved admissions process driving more consistency from lead to start.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased $4.0 million, or 3.1%, to $125.4 million for the year ended December 31, 2018 from $129.4 million in the prior year comparable period.  The expense reductions were primarily due to the Transitional segment, which accounted for $7.6 million in cost savings, partially offset by $2.1 million in additional books and tools expense and $1.2 million in additional instructional expenses.  The increase in books and tools expense and instructional expense was a direct correlation between providing laptops for a growing number of program offerings and an increased student population year over year.

Educational services and facilities expenses, as a percentage of revenue, decreased to 47.6% for the year ended December 31, 2018 from 49.4% in the prior year comparable period.

Selling, general and administrative expense.  Our selling general and administrative expense increased $2.5 million, or 1.8%, to $141.2 million for the year ended December 31, 2018 from $138.8 million in the prior year comparable period.  Increased costs were driven by $3.8 million of additional bad debt expense and $2.9 million of marketing investments.  Partially offsetting the increased expenses were cost savings of $4.4 million derived from the Transitional segment.

Bad debt expense has increased mainly due to larger accounts receivable balances driven by higher population and thus higher revenue of $12.4 million, or 5.1%, excluding the Transitional segment.   Also, we are seeing more students graduating with accounts receivable balances as a result of our institutional loan program which began offering the option to defer all payments post-graduation.  This change was effective approximately two years ago.   Furthermore, there has been a shift in our program mix during the year from longer duration programs to shorter more condensed programs.  The shifts in program mix have impacted disbursement of Title IV funds and, as a result, has contributed to a higher accounts receivable balance year over year.

Index
Marketing investments during the year ended December 31, 2018 were approximately $2.9 million higher than the prior year comparable period.  While marketing investments have increased during 2018 as expected, the cost to obtain prospective students has remained essentially flat when compared to the prior year.  Marketing dollars are providing a return on investment and are expected to yield start growth over the next several quarters.

Selling general and administrative expenses, as a percentage of revenue, increased to 53.7% for the year ended December 31, 2018 from 53% in the prior year comparable period.

Bad debt expense as a percentage of revenue was 6.7% for the year ended December 31, 2018, compared to 5.2% for the same period in 2017.

As of December 31, 2018, we had total outstanding loan commitments to our students of $63.1 million, as compared to $51.9 million at December 31, 2017.  The increase was due to higher student population and thus an increased number of students electing to take our institutional loans to finance their education costs that are not covered by a third party or financial aid.  Despite the growth in student population, the overall percentage of starts with institutional loans in 2018 remained relatively consistent with the prior year.  Our institutional loans constitute loans of last resort, available to assist our most financially challenged students.

(Loss)/gain on sale of fixed assets.    Loss on sale of assets increased to $0.5 million for the year ended December 31, 2018, from a gain on sale of asset of $1.6 million in the prior year comparable period.  The $2.1 million increase was primarily driven by a $0.4 million loss on the sale of the Mangonia Park, Florida property on August 23, 2018 and a $1.5 million gain in the prior year resulting from the sale of the West Palm Beach, Florida property on August 14, 2017.

Net interest expense.    Net interest expense for the year ended December 31, 2018 decreased by $4.7 million, or 66%, to $2.4 million from $7.0 million in the prior year comparable period.  The decrease was the result of the termination of our previous term loan which had significantly higher interest rates and the related fees and expenses associated with its early termination, which occurred on March 31, 2017.  Additional interest expense was also incurred in the prior year in relation to an $8.0 million bridge loan secured by our West Palm Beach, Florida property, which was repaid in August 2017.

Income taxes.   Our provision for income taxes was $0.2 million, or 3.2% of pretax loss, for the year ended December 31, 2018, compared to a benefit for income taxes of $0.3 million, or 2.3% of pretax loss, in the prior year comparable period.

No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimal state tax expenses.

In accordance with SAB 118, we completed our analysis of the Tax Act resulting in no material adjustments from the provisional amounts recorded during the prior year. The Tax Act did not have a material impact on our financial statements because we are under a full valuation allowance.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Results of Operations

Revenue.   Revenue decreased by $23.7 million, or 8.3%, to $261.9 million for the year ended December 31, 2017 from $285.6 million for the year ended December 31, 2016.  The decrease in revenue is primarily attributable to the campuses in our Transitional segment, which have closed during 2017.  This segment accounted for approximately $23.5 million, or 99.2% of the revenue decline.

Total student starts decreased by 10.8% to approximately 11,800 from 13,200 for the year ended December 31, 2017 as compared to the prior year comparable period.  The suspension of new student starts for the Transitional segment accounted for approximately 80% of the decline.   The Transportation and Skilled Trades segment starts were slightly down 1.6% and the HOPS segment starts increased by 3.7% for the year ended December 31, 2017 as compared to the prior year comparable period.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased by $15 million, or 10.4%, to $129.4 million for the year ended December 31, 2017 from $144.4 million in the prior year comparable period.  The decrease is mainly due to the Transitional segment, which accounted for approximately $14 million, or 93.4% of the decrease.  The remainder of the $1 million decrease was primarily due to a decrease in facilities expenses slightly offset by increased instructional expenses.   Facilities expense decreased due to a decline in depreciation expense of approximately $1.5 million due to fully depreciated assets.  Partially, offsetting the decreases are $0.5 million in increased books and tools costs resulting from the addition of laptops for an increasing number of program offerings in the HOPS segment.  Educational services and facilities expenses, as a percentage of revenue, decreased to 49.4% for the year ended December 31, 2017 from 50.6% in the prior year comparable period.

Index
Selling, general and administrative expense.  Our selling, general and administrative expense decreased by $9.7 million, or 6.5%, to $138.8 million for the year ended December 31, 2017 from $148.5 million in the prior year comparable period.  The decrease was primarily due to the Transitional segment, which accounted for approximately $13.4 million in cost reductions.  Partially offsetting the cost reductions are $2.8 million in additional sales and marketing expense and $1 million in increased administrative expense.

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

Net interest expense.    For the year ended December 31, 2017, our net interest expense increased by $1.1 million.  The increase was mainly attributable to a $2.2 million non-cash write-off of previously capitalized deferred financing fees; and a $1.8 million early termination fee.  These costs were incurred at March 31, 2017 when the Company entered into a revolving credit facility with Sterling National Bank.  Partially offsetting these increases were reductions in interest expense resulting from lower debt outstanding in combination with more favorable terms under the current credit facility compared to the terms of a prior term loan facility provided to the Company by a former lender.

Income taxes.    Our benefit for income taxes was $0.3 million, or 2.3% of pretax loss, for the year ended December 31, 2017, compared to a provision for income taxes of $0.2 million, or 0.7% of pretax loss, in the prior year comparable period.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Cuts and Jobs Act, among other things, eliminated the corporate alternative minimum tax (the “AMT”) and changed how existing AMT credits can be realized either to offset regular tax liability or to be refunded.  As a result of this change, the Company released the valuation allowance against AMT credits deferred tax asset and recorded a deferred tax provision benefit of $0.4 million.  Offsetting this benefit was $0.1 million of income tax expense from various minimal state tax expenses.

At December 31, 2017, we had not completed our analysis of the tax effects of enactment of the Tax Act; however, we made a reasonable estimate of the effects of the Tax Act’s change in the federal rate and revalued our deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. Based on our initial analysis of the impact, we recorded a decrease related to deferred tax assets of $17.7 million. The expense is offset with a corresponding release of valuation allowance.

No other federal or state income tax benefit was recognized for the fiscal year 2017 loss due to the recognition of a full valuation allowance.

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

On August 20, 2018, the Company decided to teach-out the LCNE campus at Southington, Connecticut.  LCNE results, which was  previously reported in the HOPS segment, is now included in the Transitional segment as of December 31, 2018.  The Company completed the teach-out and exited the LCNE campus on December 31, 2018.

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

Index
The following table present results for our three reportable segments for the years ended December 31, 2018 and 2017:

	Twelve Months Ended December 31,
	2018	2017	% Change
Revenue:
Transportation and Skilled Trades	$185,263	$181,328	2.2%
Healthcare and Other Professions	72,135	63,641	13.3%
Transitional	5,802	16,884	-65.6%
Total	$263,200	$261,853	0.5%

Operating Income (Loss):
Transportation and Skilled Trades	$17,661	$17,795	-0.8%
Healthcare and Other Professions	6,469	3,937	64.3%
Transitional	(5,994)	(6,926)	13.5%
Corporate	(22,090)	(19,522)	-13.2%
Total	$(3,954)	$(4,716)	16.2%

Starts:
Transportation and Skilled Trades	8,294	7,763	6.8%
Healthcare and Other Professions	4,023	3,673	9.5%
Transitional	140	363	-61.4%
Total	12,457	11,799	5.6%

Average Population:
Transportation and Skilled Trades	7,042	6,961	1.2%
Healthcare and Other Professions	3,312	3,024	9.5%
Transitional	237	787	-69.9%
Total	10,591	10,772	-1.7%

End of Period Population:
Transportation and Skilled Trades	6,988	6,626	5.5%
Healthcare and Other Professions	3,537	3,136	12.8%
Transitional	-	397	-100.0%
Total	10,525	10,159	3.6%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Transportation and Skilled Trades

Student start results increased 6.8% to 8,294 for the year ended December 31, 2018 from 7,763 in the prior year comparable period.

Operating income remained essentially flat at $17.7 million and $17.8 million for the years ended December 31, 2018 and 2017 respectively.  Activity during the year was mainly driven by the following factors:

•
Revenue increased by $3.9 million to $185.3 million for the year ended December 31, 2018, as compared to $181.3 million in the prior year comparable period.  The increase in revenue was primarily driven by five consecutive quarters of start growth, most notably a 6.8% increase in student starts, during the year ended December 31, 2018 in addition to a 1% increase in average revenue per student primarily due to tuition rate increases partially offset by changes in program mix from longer to shorter programs.  The increase in revenue was despite starting the year with 278 fewer students than that of the prior year.

•
Educational services and facilities expense increased by $1.0 million, or 1.1%, to $85.4 million for the year ended December 31, 2018 from $84.4 million in the prior year comparable period.  This increase was driven by $1.2 million in additional books and tools expense partially.  Increased books and tools expense was a collaboration between a growing number of program offerings requiring laptops in addition to a growing student population.  Reductions in facilities expense was a result of fully depreciated assets.

•
Selling general and administrative expense increased by $3.0 million, primarily resulting from a $2.4 million increase in bad debt expense in addition to a $1.4 million increase in marketing investment as detailed in the consolidated results of operations.  Partially offsetting the costs were savings of $1.2 million in salaries and benefits expense resulting from operational efficiencies.

Index
Healthcare and Other Professions

Student start results increased 9.5% to 4,023 for the year ended December 31, 2018 from 3,673 in the prior year comparable period.

Operating income increased 64.3% to $6.5 million for the year ended December 31, 2018 from $3.9 million in the prior year comparable period.  The $2.5 million change was mainly driven by the following factors:

•
Revenue increased $8.5 million, or 13.3%, to $72.1 million for the year ended December 31, 2018 as compared to $63.6 million in the prior year comparable period.  The increase in revenue was driven by a 9.5% increase in average student population in combination with a 3.4% increase in average revenue per student resulting from tuition increases.

•
Educational services and facilities expense increased by $2.6 million to $34.7 million for the year ended December 31, 2018 from $32.1 million in the prior year comparable period.  This increase was primarily driven by increased instructional expense and books and tools expense resulting from a 9.5% increase in average student population.

•
Selling general and administrative expenses increased by $3.4 million, or 12.2%, to $30.9 million for the year ended December 31, 2018 as compared to $27.6 million in the prior year comparable period.  This increase was primarily driven by additional bad debt expense and marketing expense as detailed in the consolidated results of operations.

Transitional

The following table lists the schools that are categorized in the Transitional segment which are all closed as of December 31, 2018:

Campus	Date Closed
Southington, Connecticut	December 31, 2018
Northeast Philadelphia, Pennsylvania	September 30, 2017
Center City Philadelphia, Pennsylvania	August 31, 2017
West Palm Beach, Florida	September 30, 2017
Brockton, Massachusetts	December 31, 2017
Lowell, Massachusetts	December 31, 2017

Revenue for the campuses in the above table have been classified in the Transitional segment for comparability for the years ended December 31, 2018 and 2017.  Revenue was $5.8 million and $16.9 million for the years ended December 31, 2018 and 2017, respectively.  The decrease in revenue was due to one campus classified in the Transitional segment compared to five campuses classified in the segment in the prior year.  The Transitional segment during the year ended December 31, 2018 and 2017 includes the Lincoln College of New England campus at Southington, Connecticut.

Operating loss was $6.0 million and $6.9 million for the years ended December 31, 2018 and 2017, respectively.

Corporate and Other

This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $22.1 million for the year ended December 31, 2018 as compared to $19.5 million in the prior year comparable period.  The $2.6 million increase was primarily driven by a $0.4 million loss on the sale of property in 2018 and a $1.5 million gain in the prior year resulting from the sale of property in 2017.

Index
The following table presents results for our three reportable segments for the years ended December 31, 2017 and 2016.

	Twelve Months Ended December 31,
	2017	2016	% Change
Revenue:
Transportation and Skilled Trades	$181,328	$182,276	-0.5%
Healthcare and Other Professions	63,641	62,870	1.2%
Transitional	16,884	40,413	-58.2%
Total	$261,853	$285,559	-8.3%

Operating Income (Loss):
Transportation and Skilled Trades	$17,795	$21,578	-17.5%
Healthcare and Other Professions	3,937	(9,392)	-141.9%
Transitional	(6,926)	(16,995)	59.2%
Corporate	(19,522)	(24,105)	19.0%
Total	$(4,716)	$(28,914)	83.7%

Starts:
Transportation and Skilled Trades	7,763	7,892	-1.6%
Healthcare and Other Professions	3,673	3,543	3.7%
Transitional	363	1,791	-79.7%
Total	11,799	13,226	-10.8%

Average Population:
Transportation and Skilled Trades	6,961	7,072	-1.6%
Healthcare and Other Professions	3,024	2,939	2.9%
Transitional	787	1,853	-57.5%
Total	10,772	11,864	-9.2%

End of Period Population:
Transportation and Skilled Trades	6,626	6,904	-4.0%
Healthcare and Other Professions	3,136	2,935	6.8%
Transitional	397	1,396	-71.6%
Total	10,159	11,235	-9.6%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Transportation and Skilled Trades

Student start results decreased by 1.6% to 7,763 for the year ended December 31, 2017 from 7,892 in the prior year comparable period.

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

Operating income decreased by $3.8 million, or 17.5%, to $17.8 million for the year ended December 31, 2017 from $21.6 million in the prior year comparable period mainly driven by the following factors:

•
Revenue decreased to $181.3 million for the year ended December 31, 2017, as compared to $182.3 million in the comparable prior year period.  The slight decrease in revenue was primarily driven by a 1.6% decrease in average student population, partially offset by a 1.1% increase in average revenue per student.

•	Educational services and facilities expense decreased by $1.2 million, or 1.4%, mainly due to reductions in depreciation expense attributable to assets that have fully depreciated.
•
Selling, general and administrative expense increased by $4.2 million, primarily resulting from $1.4 million of additional bad debt expense resulting from higher student accounts, higher account write-off’s, and timing of Title IV Program receipts and a $1.5 million increase in marketing expense.  The increase in marketing expense is part of a strategic effort to increase student population and increase brand awareness.  As mentioned previously, the increased marketing spend targeted at the adult demographic has resulted in slightly higher starts year over year.  This progress has been offset by lower than expected high school starts.

Index
Healthcare and Other Professions

Student start results had increased by 3.7% to 3,673 for the year ended December 31, 2017 from 3,543 in the prior year comparable period.  This increase represents the first time in approximately three years where student starts have yielded positive results.  We believe this achievement is the result of additional marketing spend aimed at increasing student population.

Operating income for the year ended December 31, 2017 was $3.9 million compared to an operating loss of $9.4 million in the prior year comparable period.  The $13.3 million change was mainly driven by the following factors:

•
Revenue increased to $63.6 million for the year ended December 31, 2017, as compared to $62.9 million in the prior year comparable period.  The increase in revenue is mainly attributable to a 2.9% increase in average population, partially offset by a lower carry in population year over year and a 1.6% decline in average revenue per student due to tuition decreases at certain campuses.

•	Educational services and facilities expense remained essentially flat at $32.1 million and $32 million for the years ended December 31, 2017 and 2016, respectively.
•
Selling, general and administrative expenses increased by $1.5 million, or 5.9%, mainly due to a $1.2 million increase in sales and marketing expense as a result of increased spending in an effort to increase student population and brand awareness and a $0.2 million increase in administrative expense as a result of increased salaries and benefits.  Increased salaries and benefits resulted from the addition of administrative staff to accommodate newly transferred students from our Northeast Philadelphia, Pennsylvania and Center City Philadelphia, Pennsylvania campuses, which were closed in August 2017.

•	Impairment of goodwill and long lived asset decreased by $14.3 million as a result of non-cash, pre-tax charges during the year ended December 31, 2016.

Transitional

The following table lists the schools that are categorized in the Transitional segment which are all closed as of December 31, 2017:

Campus	Date Closed
Southington, Connecticut	December 31, 2018
Center City Philadelphia, Pennsylvania	August 31, 2017
Center City Philadelphia, Pennsylvania	August 31, 2017
West Palm Beach, Florida	September 30, 2017
Brockton, Massachusetts	December 31, 2017
Lowell, Massachusetts	December 31, 2017
Fern Park, Florida	March 31, 2016
Hartford, Connecticut	December 31, 2016
Henderson (Green Valley), Nevada	December 31, 2016

Revenue for the campuses in the above table have been classified in the Transitional segment for comparability for the years ended December 31, 2017 and 2016.

Revenue was $16.9 million for the year ended December 31, 2017 as compared to $40.4 million in the prior year comparable period mainly due to the campus closures.

Operating loss decreased by $10.1 million to $6.9 million for the year ended December 31, 2017 from $17 million in the prior year comparable period.  The decrease was due to campus closures.

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

Index
LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the three years in the period ended December 31, 2018:

	Cash Flow Summary Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash used in operating activities	$(1,694)	$(11,321)	$(6,107)
Net (cash used) provided by in investing activities	$(2,349)	$10,707	$(3,145)
Net (cash used) provided by in financing activities	$(4,565)	$7,453	$(4,074)

As of December 31, 2018, the Company had a net debt balance of $3.4 million compared to a net cash balance of $1.2 million as of December 31, 2017.  The net debt balance is calculated as our cash, cash equivalents and both short and long-term restricted cash less both short and long-term portion of the credit agreement.  The decrease in cash position can mainly be attributed to the repayment net of borrowings of $4.1 million under our line of credit facility and a net loss during the year ended December 31, 2018, partially offset by other working capital items.

For the last several years, the Company and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  However, our financial and population results continue to improve as evidenced by our start growth for the last five consecutive quarters.  As a result, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we leveraged our owned real estate. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population, in addition to our current sources of capital that provide short term liquidity.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 78% of our cash receipts relating to revenues in 2018. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see “Risks Related to Our Industry” found under the heading“ Risk Factors” in Item 1A of this Annual Report.

Operating Activities

Net cash used in operating activities was $1.7 million for the year ended December 31, 2018 compared to $11.3 million in the prior year comparable period.  The decrease in cash used in operating activities for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to a reduction in net loss from operations as well as changes in other working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition.

Investing Activities

Net cash used in investing activities was $2.3 million for the year ended December 31, 2018 compared to net cash provided by investing activities of $10.7 million in the prior year comparable period.  The decrease of $13.1 million was primarily the result of the sale of the West Palm Beach, Florida property on August 14, 2017, resulting in cash inflows of $15.5 million in the prior year.   This was partially offset by the sale of the Mangonia Park, Florida property on August 23, 2018 which generated a cash inflow of $2.3 million in the current year.

Index
One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our real property in Grand Prairie, Texas; Nashville, Tennessee; and Denver, Colorado and our former school property located in Suffield, Connecticut.

Capital expenditures are expected to approximate 2% of revenues in 2019.  We expect to fund future capital expenditures with cash generated from operating activities, borrowings under our revolving credit facility, and cash from our real estate monetization.

Financing Activities

Net cash used in financing activities was $4.6 million for the year ended December 31, 2018 as compared to cash provided by financing activities of $7.5 million in the prior year comparable period.  The decrease of $12 million was due to net payments on borrowing of $4.1 million for the year ended December 31, 2018, as compared to net borrowings of $9.1 million in the prior year comparable period.  Also contributing to the change year over year were outflows in the prior year of $1.2 million relating to the write-off of previously capitalized expenditures upon execution of our current credit facility.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured credit facility of $31 million; and (b) $35.1 million in total repayments made by the Company.

Credit Agreement

On March 31, 2017, the Company obtained a secured credit facility (the “Credit Facility”) from Sterling National Bank (the “Bank”) pursuant to a Credit Agreement dated March 31, 2017 among the Company, the Company’s subsidiaries and the Bank, which was subsequently amended on November 29, 2017, February 23, 2018, July 11, 2018 and, most recently, on March 6, 2019 (as amended, the “Credit Agreement”).  Prior to the most recent amendment of the Credit Agreement (the “Fourth Amendment”), the financial accommodations available to the Borrowers under the Credit Agreement consisted of (a) a $25 million revolving loan facility designated as “Facility 1”, (b) a $25 million revolving loan facility (including a sublimit amount for letters of credit of $10 million) designated as “Facility 2” and (c) a $15 million revolving credit loan designated as “Facility 3”.

Pursuant to the terms of the Fourth Amendment and upon its effectiveness, Facility 1 was converted into a term loan (the “Term Loan”) in the original principal amount of $22,700,649.31 (such amount being the entire unpaid principal and accrued interest outstanding under Facility 1 as of the effective date of the Fourth Amendment), which matures on March 31, 2024 (the “Term Loan Maturity Date”).  The Fourth Amendment provides for the repayment of the Term Loan in monthly installments as follows:  (a) on April 1, 2019 and on the same day of each month thereafter through and including June 30, 2019, accrued interest only; (b) on July 1, 2019 and on the same day of each month thereafter through and including December 31, 2019, the principal amount of $189,172.08  plus accrued interest; (c) on January 1, 2020 and on the same day of each month thereafter through and including June 30, 2020, accrued interest only; (d) on July 1, 2020 and on the same day of each month thereafter through and including December 31, 2020, the principal amount of $567,516.24 plus accrued interest; (e) on January 1, 2021 and on the same day of each month thereafter through and including June 30, 2021, accrued interest only; (f) on July 1, 2021 and on the same day of each month thereafter through and including December 31, 2021, the principal amount of $378,344.16 plus accrued interest; (g) on January 1, 2022 and on the same day of each month thereafter through and including June 30, 2022, accrued interest only; (h) on July 1, 2022 and on the same day of each month thereafter through and including December 31, 2022, the principal amount of $378,344.16 plus accrued interest; (i) on January 1, 2023 and on the same day of each month thereafter through and including June 30, 2023, accrued interest only; (j) on July 1, 2023 and on the same day of each month thereafter through and including December 31, 2023, the principal amount of $378,344.16 plus accrued interest; (k)  on January 1, 2024 and on the same day of each month thereafter through and including the Term Loan Maturity Date, accrued interest only; and (l) on the Term Loan Maturity Date, the remaining outstanding principal amount of the Term Loan, together with accrued interest, will be due and payable.  In the event of a sale of any campus, school or business of the Borrowers permitted under the Credit Agreement, 25% of the net proceeds of any such sale must be used to pay down the outstanding principal amount of the Term Loan in inverse order of maturity.

The Fourth Amendment changed the maturity date of Facility 2 from May 31, 2020 to April 30, 2020.  The maturity date for Facility 3 is May 31, 2019.

Under the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans and all draws under Facility 3 must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through the proceeds of the Term Loan or other available cash of the Company.  Notwithstanding such requirement, pursuant to the terms of the Fourth Amendment, a $2.5 million revolving loan was advanced under Facility 2 at the closing of the Fourth Amendment on March 6, 2019 without any requirement for cash collateral and, in the Bank’s sole discretion, an additional $2.5 million of revolving loans may be advanced under Facility 2 without any requirement for cash collateral, consisting of (a) a $1.25 million revolving loan within 15 days after the Bank’s receipt of the Company’s financial statements for the fiscal quarter ending March 31, 2019 and (b) a $1.25 million revolving loan within 15 days after the Bank’s receipt of the Company’s financial statements for the fiscal quarter ending June 30, 2019.  The $2.5 million revolving loan advanced under Facility 2 at the closing of the Fourth Amendment and the additional $2.5 million of revolving loans that may be advanced under Facility 2 in the discretion of the Bank, in each case without any requirement for cash collateral, must be repaid on November 1, 2019 and, prior to their repayment, the Borrowers are required to make monthly payments of accrued interest only on such revolving loans.

Index
The Term Loan bears interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%.  Revolving loans outstanding under Facility 1 prior to its conversion to a term loan also bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%.  Revolving loans advanced under Facility 2 that are cash collateralized will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.  Pursuant to the Fourth Amendment, revolving loans advanced under Facility 2 that are not secured by cash collateral will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%.  Revolving loans under Facility 3 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

Under the terms of the Fourth Amendment, the Bank is entitled to receive an unused facility fee on the average daily unused balance of Facility 2 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.

The Fourth Amendment provides that in the event the Bank’s prime rate is greater than or equal to 6.50% while any loans are outstanding, the Borrowers may be required to enter into a hedging contract in form and content satisfactory to the Bank.

The Fourth Amendment requires the Borrowers to give the Bank the first opportunity to provide any and all traditional banking services required by the Borrowers, including, but not limited to, treasury management, loans and other financing services, on terms mutually acceptable to the Borrowers and the Bank, in accordance with the terms set forth in the Fourth Amendment.  In the event that loans provided under the Credit Agreement are repaid through replacement financing, the Fourth Amendment requires that the Borrowers pay to the Bank an exit fee in an amount equal to 1.25% of the total amount repaid and the face amount of all letters of credit replaced in connection with the replacement financing; provided, however, that no exit fee will be required in the event the Bank or the Bank’s affiliate arranges or provides the replacement financing or the payoff of the applicable loans occurs after March 5, 2021.

In connection with the effectiveness of the Fourth Amendment, the  Borrowers paid to the Bank a one-time modification fee in the amount of $50,000.

Pursuant to the Credit Agreement, in December 2018, the net proceeds of the sale of the Mangonia Park Property, which were held in a non-interest bearing cash collateral account at and by the Bank as additional collateral for the loans outstanding under the Credit Agreement, were applied to the outstanding principal balance of revolving loans outstanding under Facility 1 and, as a result of such repayment, the revolving loan availability under Facility 1 was permanently reduced to $22.7 million.

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

The terms of the Credit Agreement require the Company to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances, which, if not maintained, results in a fee of $12,500 payable to the Bank for that quarter.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that (i) restrict capital expenditures tested on a fiscal year end basis; (i) prohibit the incurrence of a net loss commencing on December 31, 2019; and (iii) require a minimum adjusted EBITDA tested quarterly on a rolling twelve month basis.  The Fourth Amendment (i) modifies the minimum adjusted EBITDA required; (ii) eliminates the requirement for a minimum funded debt to adjusted EBITDA ratio; and (iii) requires the maintenance of a maximum funded debt to adjusted EBITDA ratio tested quarterly on a rolling twelve month basis.  The Credit Agreement contains events of default customary for facilities of this type.  As of December 31, 2018, the Company is in compliance with all covenants.

Index
As of December 31, 2018, the Company had $49.3 million outstanding under the Credit Facility; offset by $0.5 million of deferred finance fees.  As of December 31, 2017, the Company had $53.4 million outstanding under the Credit Facility, offset by $0.8 million of deferred finance fees, which were written-off.  As of December 31, 2018 and December 31, 2017, letters of credit in the aggregate outstanding principal amount of $1.8 million and $7.2 million, respectively, were outstanding under the Credit Facility.  For the three months ended March 31, 2019, the Company is required to increase its letters of credit by $2.8 million related to state bond requirements which requires the Company to increase its restricted cash balance by $2.8 million.

Long-term debt and lease obligations consist of the following:

	As of December 31,
	2018	2017
Credit agreement	$49,301	$53,400
Deferred financing fees	(532)	(807)
Subtotal	48,769	52,593
Less current maturities	(15,000)	-
Total long-term debt	$33,769	$52,593

As of December 31, 2018, we had outstanding loan commitments to our students of $63.1 million, as compared to $51.9 million at December 31, 2017.  Loan commitments, net of interest that would be due on the loans through maturity, were $46.2 million at December 31, 2018, as compared to $38.5 million at December 31, 2017.

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2018, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various equipment for varying periods through the year 2030 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total		Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility	$49,301	*	$15,000	$34,301	$-	$-
Operating leases	73,431		16,939	24,891	13,991	17,610
Total contractual cash obligations	$122,732		$31,939	$59,192	$13,991	$17,610

* Excludes deferred finance fees of $0.5 million.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2018, except for surety bonds.  At December 31, 2018, we posted surety bonds in the total amount of approximately $12.7 million.  Cash collateralized letters of credit of $1.8 million are primarily comprised of letters of credit for DOE matters and security deposits in connection with certain of our real estate leases. We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have entered into a credit facility as described above and continue to have the ability to sell our assets that are classified as held for sale. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Effect of Inflation

Inflation has not had and is not expected to have a significant impact on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  Our obligations under our credit facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under our credit facility bear interest at the rate of 8.35% as of December 31, 2018.  As of December 31, 2018, we had $49.3 million outstanding under our credit facility.

Based on our outstanding debt balance as of December 31, 2018, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.5 million, or $0.02 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2018 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index
Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to leases on our financial statements to facilitate their adoption on January 1, 2019.  There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report included in this Form 10-K that follows.

ITEM 9B.	OTHER INFORMATION

(a)          On March 6, 2019, the Company and its wholly-owned subsidiaries ( collectively with the Company, the “Borrowers”) entered into a fourth amendment (the “Fourth Amendment”) of the Credit Agreement dated as of March 31, 2017 (as previously amended, the “Credit Agreement”) among the Borrowers and its lender, Sterling National Bank (the “Bank”).

Prior to the Fourth Amendment and as previously reported, the credit facilities available to the Borrowers under the Credit Agreement consisted of (a) a $25 million revolving loan facility designated as “Facility 1”, (b) a $25 million revolving loan facility (including a sublimit amount for letters of credit of $10 million) designated as “Facility 2” and (c) a $15 million revolving credit loan facility designated as “Facility 3”.  Pursuant to the terms of the Fourth Amendment and upon its effectiveness, Facility 1 was converted into a term loan (the “Term Loan”) in the original principal amount of $22,700,649.31 (such amount being the entire unpaid principal and accrued interest outstanding under Facility 1 as of the effective date of the Fourth Amendment), which matures on March 31, 2024 (the “Term Loan Maturity Date”).  The Term Loan bears interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%.  Revolving loans outstanding under Facility 1 prior to its conversion to a term loan also bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%.

The Fourth Amendment provides for the repayment of the Term Loan in monthly installments as follows:  (a) on April 1, 2019 and on the same day of each month thereafter through and including June 30, 2019, accrued interest only; (b) on July 1, 2019 and on the same day of each month thereafter through and including December 31, 2019, the principal amount of $189,172.08  plus accrued interest; (c) on January 1, 2020 and on the same day of each month thereafter through and including June 30, 2020, accrued interest only; (d) on July 1, 2020 and on the same day of each month thereafter through and including December 31, 2020, the principal amount of $567,516.24 plus accrued interest; (e) on January 1, 2021 and on the same day of each month thereafter through and including June 30, 2021, accrued interest only; (f) on July 1, 2021 and on the same day of each month thereafter through and including December 31, 2021, the principal amount of $378,344.16 plus accrued interest; (g) on January 1, 2022 and on the same day of each month thereafter through and including June 30, 2022, accrued interest only; (h) on July 1, 2022 and on the same day of each month thereafter through and including December 31, 2022, the principal amount of $378,344.16 plus accrued interest; (i) on January 1, 2023 and on the same day of each month thereafter through and including June 30, 2023, accrued interest only; (j) on July 1, 2023 and on the same day of each month thereafter through and including December 31, 2023, the principal amount of $378,344.16 plus accrued interest; (k)  on January 1, 2024 and on the same day of each month thereafter through and including the Term Loan Maturity Date, accrued interest only; and (l) on the Term Loan Maturity Date, the remaining outstanding principal amount of the Term Loan, together with accrued interest, will be due and payable.  In the event of a sale of any campus, school or business of the Borrowers permitted under the Credit Agreement, 25% of the net proceeds of any such sale must be used to pay down the outstanding principal amount of the Term Loan in inverse order of maturity.

Index
The Fourth Amendment changed the maturity date of Facility 2 from May 31, 2020 to April 30, 2020.  The maturity date for Facility 3 was not changed by the Fourth Amendment and remains May 31, 2019.

The Fourth Amendment did not modify the Credit Agreement’s requirement that all revolving loans advanced under Facility 2 and draws for letters of credit under Facility 2 be fully cash collateralized.  Notwithstanding such requirement, pursuant to the terms of the Fourth Amendment, a $2.5 million revolving loan was advanced under Facility 2 at the closing of the Fourth Amendment without any requirement for cash collateral and, in the Bank’s sole discretion, an additional $2.5 million of revolving loans may be advanced under Facility 2 without any requirement for cash collateral, consisting of (a) a $1.25 million revolving loan within 15 days after the Bank’s receipt of the Company’s financial statements for the fiscal quarter ending March 31, 2019 and (b) a $1.25 million revolving loan within 15 days after the Bank’s receipt of the Company’s financial statements for the fiscal quarter ending June 30, 2019.  The $2.5 million revolving loan advanced under Facility 2 at the closing of the Fourth Amendment and the additional $2.5 million of revolving loans that may be advanced under Facility 2 in the discretion of the Bank, in each case without any requirement for cash collateral, must be repaid on November 1, 2019 and, prior to their repayment, the Borrowers are required to make monthly payments of accrued interest only on such revolving loans.  Pursuant to the Fourth Amendment, revolving loans advanced under Facility 2 that are not secured by cash collateral will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00% and revolving loans advanced under Facility 2 that are cash collateralized will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

Under the terms of the Fourth Amendment, the Bank is entitled to receive an unused facility fee on the average daily unused balance of Facility 2 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.

The Fourth Amendment provides that in the event the Bank’s prime rate is greater than or equal to 6.50% while any loans are outstanding, the Borrowers may be required to enter into a hedging contract in form and content satisfactory to the Bank.

With respect to the financial covenants contained in the Credit Agreement, the Fourth Amendment (i) modifies the minimum adjusted EBITDA required, (ii) eliminates the requirement for a minimum funded debt to adjusted EBITDA ratio and (iii) requires the maintenance of a maximum funded debt to adjusted EBITDA ratio.

The Fourth Amendment requires the Borrowers to give the Bank the first opportunity to provide any and all traditional banking services required by the Borrowers, including, but not limited to, treasury management, loans and other financing services, on terms mutually acceptable to the Borrowers and the Bank, in accordance with the terms set forth in the Fourth Amendment.  In the event that loans provided under the Credit Agreement are repaid through replacement financing, the Fourth Amendment requires that the Borrowers pay to the Bank an exit fee in an amount equal to 1.25% of the total amount repaid and the face amount of all letters of credit replaced in connection with the replacement financing; provided, however, that no exit fee will be required in the event the Bank or the Bank’s affiliate arranges or provides the replacement financing or the payoff of the applicable loans occurs after March 5, 2021.

In connection with the effectiveness of the Fourth Amendment, the  Borrowers paid to the Bank a one-time modification fee in the amount of $50,000.

The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourth Amendment filed as Exhibit 10.6 to this Annual Report on Form 10-K, which is incorporated herein by reference.

(b)          On March 8, 2019, the board of directors of the Company approved an amendment of the Company’s Bylaws (as amended, the “Amended Bylaws”), effective immediately, to include a new Article XI.  The new Article XI  provides for the designation of the United States District Court for the District of New Jersey (or in the event that such court lacks jurisdiction to hear such action, a Superior Court of the State of New Jersey) as the sole and exclusive forum for certain types of litigation unless the Company consents in writing to the selection of an alternative forum.  The foregoing description of the Amended Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Amended Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.

Index
PART III.

Certain information required by this item will be included in a definitive proxy statement for the Company’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and is incorporated by reference herein.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information required by this Item 10 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees and certain other persons, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics is available on our website at www.lincolntech.edu. If any amendments to or waivers from the Code of Conduct are made, we will disclose such amendments or waivers on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

Index
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated March 14, 2017, between New England Institute of Technology at Palm Beach, Inc. and Tambone Companies, LLC, as amended by First Amendment to Purchase and Sale Agreement dated as of April 18, 2017, and as further amended by Second Amendment to Purchase and Sale Agreement dated as of May 12, 2017 (incorporated by reference to the Company’s Form 8-K filed August 16, 2017).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005).

3.2*	Bylaws of the Company, as amended on March 8, 2019

4.1	Specimen Stock Certificate evidencing shares of common stock (Incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 21, 2005).

10.1
Credit Agreement, dated as of March 31, 2017, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed April 6, 2017).

10.2
Credit Agreement, dated as of April 28, 2017, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed May 4, 2017).

10.3
First Amendment to Credit Agreement, dated as of November 29, 2017, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed December 1, 2017)

10.4
Second Amendment to Credit Agreement, dated as of February 23, 2018, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed February 26, 2018)

10.5
Third Amendment to Credit Agreement, dated as of July 11, 2018, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed July 13, 2018).

10.6*	Fourth Amendment to Credit Agreement, dated as of March 6, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank

10.7
Commercial Contract, dated as of July 9, 2018, between New England Institute of Technology at Palm Beach, Inc. and Elite Property Enterprise, LLC (Incorporated by reference to the Company’s Form 8-K filed July 13, 2018).

10.8	Employment Agreement, dated as of November 8, 2017, between the Company and Scott M. Shaw (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2017).

Index
10.9	Employment Agreement, dated as of November 7, 2018, between the Company and Scott M. Shaw (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.10	Employment Agreement, dated as of November 8, 2017, between the Company and Brian K. Meyers (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2017).

10.11	Employment Agreement, dated as of November 7, 2018, between the Company and Brian K. Meyers (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.12	Change in Control Agreement, dated as of November 8, 2017, between the Company and Deborah Ramentol (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2017).

10.13
Change in Control Agreement, dated as of November 7, 2018, between the Company and Stephen M. Buchenot (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.14	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed May 6, 2013).

10.15
Lincoln Educational Services Corporation Amended and Restated 2005 Non-Employee Directors Restricted Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-211213) filed May 6, 2016).

10.16
Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed March 29, 2005).

10.17	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed May 5, 2011).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page of this Form 10-K).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Date: March 12, 2019
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

Signature	Title	Date

/s/ Scott M. Shaw	Chief Executive Officer and Director	March 12, 2019
Scott M. Shaw

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 12, 2019
Brian K. Meyers

/s/ Alvin O. Austin	Director	March 12, 2019
Alvin O. Austin

/s/ Peter S. Burgess	Director	March 12, 2019
Peter S. Burgess

/s/ James J. Burke, Jr.	Director	March 12, 2019
James J. Burke, Jr.

/s/ Celia H. Currin	Director	March 12, 2019
Celia H. Currin

/s/ Ronald E. Harbour	Director	March 12, 2019
Ronald E. Harbour

/s/ J. Barry Morrow	Director	March 12, 2019
J. Barry Morrow

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
March 12, 2019

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 12, 2019, expressed an unqualified opinion on those financial statements.

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
March 12, 2019

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,571	$14,563
Restricted cash	16,775	7,189
Accounts receivable, less allowance of $15,590 and $12,806 at December 31, 2018 and 2017, respectively	18,675	15,791
Inventories	1,451	1,657
Prepaid income taxes and income taxes receivable	178	207
Assets held for sale	-	2,959
Prepaid expenses and other current assets	2,461	2,352
Total current assets	57,111	44,718

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $171,109 and $163,946 at December 31, 2018 and 2017, respectively	49,292	52,866

OTHER ASSETS:
Noncurrent restricted cash	11,600	32,802

Noncurrent receivables, less allowance of $1,403 and $978 at December 31, 2018 and 2017, respectively	12,175	8,928
Deferred income taxes, net	424	424
Goodwill	14,536	14,536
Other assets, net	900	939
Total other assets	39,635	57,629
TOTAL	$146,038	$155,213

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2018	2017

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$15,000	$-
Unearned tuition	22,545	24,647
Accounts payable	14,107	10,508
Accrued expenses	10,605	11,771
Other short-term liabilities	2,324	558
Total current liabilities	64,581	47,484

NONCURRENT LIABILITIES:
Long-term credit agreement	33,769	52,593
Pension plan liabilities	4,271	4,437
Accrued rent	3,410	4,338
Other long-term liabilities	141	548
Total liabilities	106,172	109,400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, no par value - authorized 100,000,000 shares at December 31, 2018 and 2017, issued and outstanding 30,552,333 shares at December 31, 2018 and 30,624,407 shares at December 31, 2017	141,377	141,377
Additional paid-in capital	29,484	29,334
Treasury stock at cost - 5,910,541 shares at December 31, 2018 and 2017	(82,860)	(82,860)
Accumulated deficit	(44,073)	(37,528)
Accumulated other comprehensive loss	(4,062)	(4,510)
Total stockholders' equity	39,866	45,813
TOTAL	$146,038	$155,213

  See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

REVENUE	$263,200	$261,853	$285,559
COSTS AND EXPENSES:
Educational services and facilities	125,373	129,413	144,426
Selling, general and administrative	141,244	138,779	148,447
Loss (gain) on sale of assets	537	(1,623)	233
Impairment of goodwill and long-lived assets	-	-	21,367
Total costs and expenses	267,154	266,569	314,473
OPERATING LOSS	(3,954)	(4,716)	(28,914)
OTHER:
Interest income	31	56	155
Interest expense	(2,422)	(7,098)	(6,131)
Other income	-	-	6,786
LOSS BEFORE INCOME TAXES	(6,345)	(11,758)	(28,104)
PROVISION (BENEFIT) FOR INCOME TAXES	200	(274)	200
NET LOSS	$(6,545)	$(11,484)	$(28,304)
Basic
Net loss per share	$(0.27)	$(0.48)	$(1.21)
Diluted
Net loss per share	$(0.27)	$(0.48)	$(1.21)
Weighted average number of common shares outstanding:
Basic	24,423	23,906	23,453
Diluted	24,423	23,906	23,453

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	December 31,
	2018	2017	2016
Net loss	$(6,545)	$(11,484)	$(28,304)
Other comprehensive income
Employee pension plan adjustments	448	1,591	971
Comprehensive loss	$(6,097)	$(9,893)	$(27,333)

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Retained	Accumulated
			Additional		Earnings	Other
	Common Stock		Paid-in	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
BALANCE - January 1, 2016	29,727,555	$141,377	$27,292	$(82,860)	$2,260	$(7,072)	$80,997
Net loss	-	-	-	-	(28,304)	-	(28,304)
Employee pension plan adjustments	-	-	-	-	-	971	971
Stock-based compensation expense Restricted stock	1,029,267	-	1,440	-	-	-	1,440
Net share settlement for equity-based compensation	(71,805)	-	(178)	-	-	-	(178)
BALANCE - December 31, 2016	30,685,017	141,377	28,554	(82,860)	(26,044)	(6,101)	54,926
Net loss	-	-	-	-	(11,484)	-	(11,484)
Employee pension plan adjustments	-	-	-	-	-	1,591	1,591
Stock-based compensation expense Restricted stock	128,810	-	1,220	-	-	-	1,220
Net share settlement for equity-based compensation	(189,420)	-	(440)	-	-	-	(440)
BALANCE - December 31, 2017	30,624,407	141,377	29,334	(82,860)	(37,528)	(4,510)	45,813
Net loss	-	-	-	-	(6,545)	-	(6,545)
Employee pension plan adjustments	-	-	-	-	-	448	448
Stock-based compensation expense
Restricted stock	135,568	-	522	-	-	-	522
Net share settlement for equity-based compensation	(207,642)	-	(372)	-	-	-	(372)
BALANCE - December 31, 2018	30,552,333	$141,377	$29,484	$(82,860)	$(44,073)	$(4,062)	$39,866

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,545)	$(11,484)	$(28,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,421	8,702	11,066
Amortization of deferred finance costs	369	583	949
Write-off of deferred finance charges	-	2,161	-
Deferred income taxes	-	(424)	-
Loss (gain) on disposition of assets	537	(1,623)	223
Gain on capital lease termination, net	-	-	(6,710)
Impairment of goodwill and long-lived assets	-	-	21,367
Fixed asset donation	-	(19)	(123)
Provision for doubtful accounts	17,705	13,720	14,592
Stock-based compensation expense	522	1,220	1,440
Deferred rent	(958)	(1,312)	(489)
(Increase) decrease in assets:
Accounts receivable	(23,836)	(15,733)	(15,700)
Inventories	206	30	201
Prepaid income taxes and income taxes receivable	29	55	87
Prepaid expenses and current assets	(109)	532	412
Other assets	(191)	(1,163)	(1,701)
Increase (decrease) in liabilities:
Accounts payable	3,753	(3,193)	742
Accrued expenses	(1,136)	(3,613)	1,195
Unearned tuition	(2,102)	(131)	(6,854)
Other liabilities	1,641	371	1,500
Total adjustments	4,851	163	22,197
Net cash used in operating activities	(1,694)	(11,321)	(6,107)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,697)	(4,755)	(3,596)
Proceeds from sale of property and equipment	2,348	15,462	451
Net cash (used in) provided by investing activities	(2,349)	10,707	(3,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	31,000	75,900	-
Payments on borrowings	(35,099)	(66,766)	(387)
Payment of deferred finance fees	(94)	(1,241)	(645)
Net share settlement for equity-based compensation	(372)	(440)	(178)
Payments under capital lease obligations	-	-	(2,864)
Net cash (used in) provided by financing activities	(4,565)	7,453	(4,074)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,608)	6,839	(13,326)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	54,554	47,715	61,041
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$45,946	$54,554	$47,715

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2018	2017	2016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,030	$2,790	$5,265
Income taxes	$191	$139	$150
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$265	$1,447	$2,048

See notes to consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2018

(In thousands, except share and per share amounts, schools, training sites, campuses and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant and pharmacy technician, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and business and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

The Company’s business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to businesses that have been or are currently being taught out.

On July 9, 2018, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a commercial contract (the “Sale Agreement”) with Elite Property Enterprise, LLC, pursuant to which NEIT agreed to sell to Elite Property Enterprise, LLC the real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida and the improvements and certain personal property located thereon (the “Mangonia Park Property”), for a cash purchase price of $2,550,000.  On August 23, 2018, NEIT, consummated the sale of the Mangonia Park Property.  At the closing, NEIT paid a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  Pursuant to the provisions of the Company’s Credit Agreement with its lender, Sterling National Bank, the net cash proceeds of the sale of the Mangonia Park Property were deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the credit facility.  In December 2018, the funds were used to repay the outstanding principal balance of the loans outstanding under the credit facility and such repayment permanently reduced the revolving loan availability under the credit facility designated as Facility 1 under the Company’s Credit Agreement to $22.7 million.

Effective December 31, 2018, the Company completed the teach-out and ceased operation of its Lincoln College of New England (“LCNE”) campus at Southington, Connecticut.  The decision to close the LCNE campus followed the previously reported placement of LCNE on probation by the college’s institutional accreditor, the New England Association of Schools and Colleges (“NEASC”).  After evaluating alternative options, the Company concluded that teaching out and closing the campus was in the best interest of the Company and its students.  Subsequent to formalizing the LCNE closure decision in August 2018, the Company partnered with Goodwin College, another NEASC- accredited institution in the region, to assist LCNE students to complete their programs of study.  The majority of the LCNE students will continue their education at Goodwin College thereby limiting some of the Company’s closing costs.  The revenue, net loss and ending population of LCNE, as of December 31, 2017, were $8.4 million, $1.6 million and 397 students, respectively.  [The Company recorded closing cost associated with the closure of the LCNE campus in 2018 of approximately $1.6 million in connection with the termination of the LCNE campus lease, which is the net present value of the remaining obligation, to be paid in equal monthly installments through January 2020 and approximately $700,000 of severance payments.  LCNE results, previously reported in the HOPS segment, are now included in the Transitional segment as of December 31, 2018.]

Liquidity—For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these challenges, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At December 31, 2018, the Company’s sources of cash primarily included cash and cash equivalents of $45.95 million (of which $28.4 million is restricted). Refer to Note 8 for more information on the Company’s revolving loan facility.  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

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

Restricted Cash—Restricted cash consists of deposits maintained at financial institutions under a cash collateral agreement pursuant to the Company’s credit agreement and cash collateral for letters of credit.  The amounts of $11.6 million and $32.8 million as of December 31, 2018 and 2017, respectively, of restricted cash are included in long-term assets in the consolidated balance sheets as the restrictions are greater than one year.  Refer to Note 8 for more information on the Company’s revolving credit facility.

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

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $29.4 million, $27.0 million and $28.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Other Intangible Assets— The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, reductions in market value of the Company, and changes that restrict the activities of the acquired business, and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.

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

At December 31, 2018 and 2017, we conducted our annual test for goodwill impairment and determined we did not have an impairment.  At December 31, 2016, we conducted our annual test for goodwill impairment and determined we had an impairment of $9.9 million.

Index
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

The Company concluded that for the years ended December 31, 2018 and 2017, there were no long-lived asset impairments.

The Company concluded that, for the year ended December 31, 2016, there was sufficient evidence to conclude that there was an impairment of certain long-lived assets which resulted in a pre-tax charge of $11.5 million.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance limit of $0.25 million. The Company's cash balances on deposit at December 31, 2018, exceeded the balance insured by the FDIC Corporation (“FDIC”) by approximately $45.3 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2018 and 2017.

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

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.  See information regarding the impact of the Tax Cuts and Jobs Act in Note 11.

Index
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2018 and 2017, we did not record any interest and penalties expense associated with uncertain tax positions.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”)  issued Accounting Standards Update (“ASU”)  2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"), which eliminates, adds and modifies certain fair value measurement disclosure requirements of Accounting Standards Codification 820, Fair Value Measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has decided not to early adopt the amendments. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2018, FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU No. 2018-07") intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of Topic 718, Compensation - Stock Compensation ("Topic 718"), to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The Company adopted ASU No. 2018-07 on January 1, 2019.  The adoption of the standard did not have a material impact on the Company's consolidated financial statements. The Company will evaluate the impact of ASU No. 2018-07 for future awards to nonemployees subsequent to the effective date.

The FASB has issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted ASU 2017-09 on January 1, 2018.  The adoption of ASU 2017-09 had no impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220)”. The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The adoption of ASU No. 2018-02 is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business ("ASU No. 2017-01"). Under the amendments in this update, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs to be considered a business. In acquisitions where outputs are not present, FASB has developed more stringent criteria for sets of transferred assets and activities without outputs. The Company adopted ASU No. 2017-01 on January 1, 2018. There was no material impact associated with the adoption of the standard.

Index
In November 2016, the FASB issued ASU 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the disparity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted the new standard effective January 1, 2018.  The amendments were applied using a retrospective transition method to each period presented. The Company includes in its cash and cash-equivalent balances in the consolidated statements of cash flows those amounts that have been classified as restricted cash and restricted cash equivalents for each of the periods presented.

 In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted the new standard effective January 1, 2018.  The adoption of ASU 2016-15 had no impact on the Company’s consolidated financial statements.

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

We adopted the new standard effective January 1, 2018 using the modified retrospective approach.  The Company’s revenue streams primarily consist of tuition and related services provided to students over the course of the program as well as other transactional revenue such as tools.  Based on the Company's assessment, the analysis of the contract portfolio under ASU 2016-10 results in the revenue for the majority of the Company's student contracts being recognized over time which is consistent with the Company's previous revenue recognition model. For all student contracts, there is continuous transfer of control to the student and the number of performance obligations under ASU 2016-10 is consistent with those identified under the existing standard. The impact of the adoption of the new standard on revenue recognition for student contracts is immaterial on its consolidated financial statements.  See additional information in Note 4.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU No. 2016-02"). This guidance amends the existing accounting considerations and treatments for leases through the creation of Topic 842, Leases, to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from such leases.

In July 2018, FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU No. 2018-10”) to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. FASB also issued ASU No. 2018-11, Leases: Targeted Improvements ("ASU 2018-11") to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The practical expedient offers lessors an option to not separate non-lease components from the associated lease components when certain criteria are met.

The amendments in ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and allow for modified retrospective adoption with early adoption permitted. The Company adopted the amendments on January 1, 2019 using the modified retrospective approach and elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, the Company did not reassess (1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases and 3) whether lease origination costs qualified as initial direct costs. The Company did not elect the practical expedient to use hindsight in determining a lease term and impairment of the ROU assets at the adoption date. Additionally, the Company did not separate lease components from non-lease components for the specified asset classes.

The Company established a corporate implementation team, which engages with cross-functional representatives from all its businesses. The Company utilized a bottom-up approach to analyze the impact of the standard on its lease contract portfolio by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to lease arrangements. In addition, the Company identified and implemented the appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard.

The Company determines if an arrangement is a lease at inception. A ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The implicit rate is to be applied when readily determinable. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments will be recognized on a straight-line basis over the lease term. Finance leases are to be included in property and equipment, other current liabilities, and other long-term liabilities within the consolidated balance sheets. Upon adoption of the new leasing standards, we expect to recognize a lease liability between $46 million and $49 million and a right-to-use asset between $42 million and $45 million on our consolidated balance sheet. The impact to retained earnings is expected to be immaterial.

Index
2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the "DOE"). During the years ended December 31, 2018, 2017 and 2016, approximately 78%, 78% and 79%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the years ended December 31, 2018, 2017 and 2016, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis under DOE regulations, from the Title IV Program funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year, will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

For the 2018 fiscal year, the Company calculated its composite score to be 1.1.  The score is subject to determination by the DOE once it receives and reviews the Company’s audited financial statements for the 2018 fiscal year.  The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  The Company has submitted to the DOE our audited financial statements for the 2017 and 2016 fiscal years reflecting a composite score of 1.1 and 1.5, respectively, based upon its calculations.

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

The weighted average number of common shares used to compute basic and diluted income per share for the years ended December 31, 2018, 2017 and 2016, respectively were as follows:

	Year Ended December 31,
	2018	2017	2016
Basic shares outstanding	24,423,479	23,906,395	23,453,427
Dilutive effect of stock options	-	-	-
Diluted shares outstanding	24,423,479	23,906,395	23,453,427

For the years ended December 31, 2018, 2017 and 2016, options to acquire 50,422, 570,306, and 773,078 shares, respectively, were excluded from the above table because the Company reported a net loss for the year and, therefore, their impact on reported loss per share would have been antidilutive.  For the years ended December 31, 2018, 2017 and 2016, options to acquire 139,000, 167,667, and 218,167 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

4.	REVENUE RECOGNITION

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

Unearned tuition is the only significant contract asset or liability impacted by our adoption of ASU 2016-10.  Unearned tuition in the amount of $22.5 million and $24.6 million is recorded in the current liabilities section of the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively. The change in the contract liability balance during the year ended December 31, 2018 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the year ended December 31, 2018 that were included in the contract liability balance at the beginning of the year was $24.5 million.

Index
The following table depicts the timing of revenue recognition:

	Year ended December 31, 2018
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$10,351	$3,834	$72	$14,257
Services transferred over time	174,912	68,301	5,730	248,943
Total revenues	$185,263	$72,135	$5,802	$263,200

	Year ended December 31, 2017
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$8,987	$2,860	$28	$11,875
Services transferred over time	172,341	60,781	16,856	249,978
Total revenues	$181,328	$63,641	$16,884	$261,853

	Year ended December 31, 2016
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$8,856	$2,765	$556	$12,177
Services transferred over time	173,421	60,105	39,856	273,382
Total revenues	$182,277	$62,870	$40,412	$285,559

5.	GOODWILL

Changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2017	$117,176	$102,640	$14,536
Adjustments	-	-	-
Balance as of December 31, 2017	117,176	102,640	14,536
Adjustments	-	-	-
Balance as of December 31, 2018	$117,176	$102,640	$14,536

As of December 31, 2018 and 2017, the goodwill balance of $14.5 million is related to the Transportation and Skilled Trades segment.

Index
6.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2018	2017
Land	-	$6,969	$6,969
Buildings and improvements	1-25	128,431	127,027
Equipment, furniture and fixtures	1-7	83,766	81,772
Vehicles	3	916	883
Construction in progress	-	319	161
		220,401	216,812
Less accumulated depreciation and amortization		(171,109)	(163,946)
		$49,292	$52,866

Depreciation and amortization expense of property, equipment and facilities was $8.4 million, $8.7 million and $11.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As discussed in Note 1, the Company sold its property in Mangonia Park Palm Beach County, Florida and associated assets.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2018	2017
Accrued compensation and benefits	$4,337	$3,114
Accrued rent and real estate taxes	3,057	3,151
Other accrued expenses	3,211	5,506
	$10,605	$11,771

8.	LONG-TERM DEBT

Long-term debt consist of the following:

	At December 31,
	2018	2017
Credit agreement	$49,301	$53,400
Deferred financing fees	(532)	(807)
	48,769	52,593
Less current maturities	(15,000)	-
	$33,769	$52,593

On March 31, 2017, the Company obtained a secured credit facility (the “Credit Facility”) from Sterling National Bank (the “Bank”) pursuant to a Credit Agreement dated March 31, 2017 among the Company, the Company’s subsidiaries and the Bank, which was subsequently amended on November 29, 2017, February 23, 2018, July 11, 2018 and, most recently, on March 6, 2019 (as amended, the “Credit Agreement”).  Prior to the most recent amendment of the Credit Agreement (the “Fourth Amendment”), the financial accommodations available to the Borrowers under the Credit Agreement consisted of (a) a $25 million revolving loan facility designated as “Facility 1”, (b) a $25 million revolving loan facility (including a sublimit amount for letters of credit of $10 million) designated as “Facility 2” and (c) a $15 million revolving credit loan designated as “Facility 3”.

Pursuant to the terms of the Fourth Amendment and upon its effectiveness, Facility 1 was converted into a term loan (the “Term Loan”) in the original principal amount of $22.7 million (such amount being the entire unpaid principal and accrued interest outstanding under Facility 1 as of the effective date of the Fourth Amendment), which matures on March 31, 2024 (the “Term Loan Maturity Date”).  The Fourth Amendment provides for the repayment of the Term Loan in monthly installments as follows:  (a) on April 1, 2019 and on the same day of each month thereafter through and including June 30, 2019, accrued interest only; (b) on July 1, 2019 and on the same day of each month thereafter through and including December 31, 2019, the principal amount of $10.2 million  plus accrued interest; (c) on January 1, 2020 and on the same day of each month thereafter through and including June 30, 2020, accrued interest only; (d) on July 1, 2020 and on the same day of each month thereafter through and including December 31, 2020, the principal amount of $0.6 million plus accrued interest; (e) on January 1, 2021 and on the same day of each month thereafter through and including June 30, 2021, accrued interest only; (f) on July 1, 2021 and on the same day of each month thereafter through and including December 31, 2021, the principal amount of $0.4 million plus accrued interest; (g) on January 1, 2022 and on the same day of each month thereafter through and including June 30, 2022, accrued interest only; (h) on July 1, 2022 and on the same day of each month thereafter through and including December 31, 2022, the principal amount of $0.4 million plus accrued interest; (i) on January 1, 2023 and on the same day of each month thereafter through and including June 30, 2023, accrued interest only; (j) on July 1, 2023 and on the same day of each month thereafter through and including December 31, 2023, the principal amount of $0.4 million plus accrued interest; (k)  on January 1, 2024 and on the same day of each month thereafter through and including the Term Loan Maturity Date, accrued interest only; and (l) on the Term Loan Maturity Date, the remaining outstanding principal amount of the Term Loan, together with accrued interest, will be due and payable.  In the event of a sale of any campus, school or business of the Borrowers permitted under the Credit Agreement, 25% of the net proceeds of any such sale must be used to pay down the outstanding principal amount of the Term Loan in inverse order of maturity.

Index
The Fourth Amendment changed the maturity date of Facility 2 from May 31, 2020 to April 30, 2020.  The maturity date for Facility 3 is May 31, 2019.

Under the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans and all draws under Facility 3 must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through the proceeds of the Term Loan or other available cash of the Company.  Notwithstanding such requirement, pursuant to the terms of the Fourth Amendment, a $2.5 million revolving loan was advanced under Facility 2 at the closing of the Fourth Amendment on March 6, 2019 without any requirement for cash collateral and, in the Bank’s sole discretion, an additional $2.5 million of revolving loans may be advanced under Facility 2 without any requirement for cash collateral, consisting of (a) a $1.25 million revolving loan within 15 days after the Bank’s receipt of the Company’s financial statements for the fiscal quarter ending March 31, 2019 and (b) a $1.25 million revolving loan within 15 days after the Bank’s receipt of the Company’s financial statements for the fiscal quarter ending June 30, 2019.  The $2.5 million revolving loan advanced under Facility 2 at the closing of the Fourth Amendment and the additional $2.5 million of revolving loans that may be advanced under Facility 2 in the discretion of the Bank, in each case without any requirement for cash collateral, must be repaid on November 1, 2019 and, prior to their repayment, the Borrowers are required to make monthly payments of accrued interest only on such revolving loans.

The Term Loan bears interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%.  Revolving loans outstanding under Facility 1 prior to its conversion to a term loan also bore interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%.  Revolving loans advanced under Facility 2 that are cash collateralized will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.  Pursuant to the Fourth Amendment, revolving loans advanced under Facility 2 that are not secured by cash collateral will bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate plus 2.85% and (y) 6.00%.  Revolving loans under Facility 3 bear interest at a rate per annum equal to the greater of (x) the Bank’s prime rate and (y) 3.50%.

Under the terms of the Fourth Amendment, the Bank is entitled to receive an unused facility fee on the average daily unused balance of Facility 2 at a rate per annum equal to 0.50%, which fee is payable quarterly in arrears.

The Fourth Amendment provides that in the event the Bank’s prime rate is greater than or equal to 6.50% while any loans are outstanding, the Borrowers may be required to enter into a hedging contract in form and content satisfactory to the Bank.

The Fourth Amendment requires the Borrowers to give the Bank the first opportunity to provide any and all traditional banking services required by the Borrowers, including, but not limited to, treasury management, loans and other financing services, on terms mutually acceptable to the Borrowers and the Bank, in accordance with the terms set forth in the Fourth Amendment.  In the event that loans provided under the Credit Agreement are repaid through replacement financing, the Fourth Amendment requires that the Borrowers pay to the Bank an exit fee in an amount equal to 1.25% of the total amount repaid and the face amount of all letters of credit replaced in connection with the replacement financing; provided, however, that no exit fee will be required in the event the Bank or the Bank’s affiliate arranges or provides the replacement financing or the payoff of the applicable loans occurs after March 5, 2021.

In connection with the effectiveness of the Fourth Amendment, the  Borrowers paid to the Bank a one-time modification fee in the amount of $50,000.

Pursuant to the Credit Agreement, in December 2018, the net proceeds of the sale of the Mangonia Park Property, which were held in a non-interest bearing cash collateral account at and by the Bank as additional collateral for the loans outstanding under the Credit Agreement, were applied to the outstanding principal balance of revolving loans outstanding under Facility 1 and, as a result of such repayment, the revolving loan availability under Facility 1 was permanently reduced to $22.7 million.

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

The terms of the Credit Agreement require the Company to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances, which, if not maintained, results in a fee of $12,500 payable to the Bank for that quarter.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants that (i) restrict capital expenditures tested on a fiscal year end basis; (i) prohibit the incurrence of a net loss commencing on December 31, 2019; and (iii) require a minimum adjusted EBITDA tested quarterly on a rolling twelve month basis.  The Fourth Amendment (i) modifies the minimum adjusted EBITDA required; (ii) eliminates the requirement for a minimum funded debt to adjusted EBITDA ratio; and (iii) requires the maintenance of a maximum funded debt to adjusted EBITDA ratio tested quarterly on a rolling twelve month basis.  The Credit Agreement contains events of default customary for facilities of this type.  As of December 31, 2018, the Company is in compliance with all covenants.

As of December 31, 2018, the Company had $49.3 million outstanding under the Credit Facility; offset by $0.5 million of deferred finance fees.  As of December 31, 2017, the Company had $53.4 million outstanding under the Credit Facility, offset by $0.8 million of deferred finance fees, which were written-off.  As of December 31, 2018 and December 31, 2017, letters of credit in the aggregate outstanding principal amount of $1.8 million and $7.2 million, respectively, were outstanding under the Credit Facility.  For the three months ended March 31, 2019, the Company is required to increase its letters of credit by $2.8 million related to state bond requirements which requires the Company to increase its restricted cash balance by $2.8 million.

Scheduled maturities of long-term debt at December 31, 2018 are as follows:

Year ending December 31,
2019	$15,000	*
2020	33,769
2021	-
2022	-
2023	-
Thereafter	-
	$48,769

* Includes deferred finance fees of $0.5 million.

9.	STOCKHOLDERS' EQUITY

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

Index
In 2018, 2017 and 2016, the Company completed a net share settlement for 207,642, 189,420 and 71,805 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2018, 2017 and/or 2016, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or shares acquired upon the exercise of stock options to the Company.  These transactions resulted in a decrease of approximately $0.4 million, $0.4 million and $0.2 million in 2018, 2017 and 2016, respectively, to equity as the cash payment of the taxes effectively was a repurchase of the restricted shares or shares acquired through the exercise of stock options granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2016	1,143,599	$1.89
Granted	181,208	2.58
Cancelled	(52,398)	5.63
Vested	(664,415)	1.77
Nonvested restricted stock outstanding at December 31, 2017	607,994	1.90

Granted	135,568	1.60
Cancelled	-	-
Vested	(707,654)	1.82
Nonvested restricted stock outstanding at December 31, 2018	35,908	2.23

The restricted stock expense for each of the years ended December 31, 2018, 2017 and 2016 was $0.5 million, $1.2 million and $1.4 million, respectively. The unrecognized restricted stock expense as of December 31, 2018 and 2017 was less than $0.1 million and $0.3 million, respectively.  As of December 31, 2018, unrecognized restricted stock expense will be expensed over the weighted-average period of approximately 5 months.  As of December 31, 2018, outstanding restricted shares under the LTIP had an aggregate intrinsic value of $0.1 million. For the year ended December 31, 2017, 52,398 shares were cancelled as the performance criteria was not met.

Stock Options

During 2018, 2017 and 2016 there were no new stock option grants.  The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2016	246,167	$12.52	3.98 years	$-
Cancelled	(28,000)	15.76		-

Outstanding December 31, 2016	218,167	12.11	3.33 years	-
Cancelled	(50,500)	12.09		-

Outstanding December 31, 2017	167,667	12.11	2.97 years	-
Cancelled	(28,667)	11.98

Outstanding December 31, 2018	139,000	12.14	2.53 years	-

Vested as of December 31, 2018	139,000	12.14	2.53 years	-

Exercisable as of December 31, 2018	139,000	12.14	2.53 years	-

As of December 31, 2018, there are no unrecognized pre-tax compensation expense for unvested stock option awards.

Index
The following table presents a summary of options outstanding at December 31, 2018:

	At December 31, 2018
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	91,000	3.17	$7.79	91,000	$7.79
$14.00-$19.99	17,000	0.84	19.98	17,000	19.98
$20.00-$25.00	31,000	1.59	20.62	31,000	20.62

	139,000	2.53	12.14	139,000	12.14

10.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company's union employees. Benefits are provided based on employees' years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2018	2017	2016
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$23,492	$22,916	$23,341
Service cost	28	29	28
Interest cost	755	840	888
Actuarial (gain) loss	(1,951)	721	(255)
Benefits paid	(1,219)	(1,014)	(1,086)
Benefit obligation at end of year	21,105	23,492	22,916

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	19,055	17,548	17,792
Actual return on plan assets	(1,000)	2,521	842
Benefits paid	(1,220)	(1,014)	(1,086)
Fair value of plan assets-end of year	16,835	19,055	17,548

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(4,270)	$(4,437)	$(5,368)

For the year ended December 31, 2018, the actuarial gain of $1.9 million was due to the increase in the discount rate from 3.36% to 4.01%.

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2018	2017	2016
Noncurrent liabilities	$(4,270)	$(4,437)	$(5,368)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2018	2017	2016
Accumulated loss	$(6,428)	$(6,876)	$(8,467)
Deferred income taxes	2,366	2,366	2,366
Accumulated other comprehensive loss	$(4,062)	$(4,510)	$(6,101)

The accumulated benefit obligation was $21.1 million and $23.5 million at December 31, 2018 and 2017, respectively.

Index
The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2018	2017	2016
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$28	$29	$28
Interest cost	755	840	888
Expected return on plan assets	(1,104)	(1,058)	(1,118)
Recognized net actuarial loss	601	850	991
Net periodic benefit cost	$280	$661	$789

The estimated net loss, transition obligation and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.6 million.

The following tables present plan assets using the fair value hierarchy as of December 31, 2018 and 2017.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$5,428	$-	$-	$5,428
Fixed income	5,852	-	-	5,852
International equities	3,734	-	-	3,734
Real estate	795	-	-	795
Cash and equivalents	1,026	-	-	1,026
Balance at December 31, 2018	$16,835	$-	$-	$16,835

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,856	$-	$-	$6,856
Fixed income	6,818	-	-	6,818
International equities	3,490	-	-	3,490
Real estate	1,133	-	-	1,133
Cash and equivalents	758	-	-	758
Balance at December 31, 2017	$19,055	$-	$-	$19,055

Fair value of total plan assets by major asset category as of December 31:

	2018	2017
Equity securities	32%	36%
Fixed income	35%	36%
International equities	22%	18%
Real estate	5%	6%
Cash and equivalents	6%	4%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2018	2017	2016
Discount rate	4.01%	3.36%	3.81%
Rate of compensation increase	2.50%	2.50%	2.50%

Index
Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2018	2017	2016
Discount rate	4.01%	3.36%	3.81%
Rate of compensation increase	2.50%	2.50%	2.50%
Long-term rate of return	6.25%	6.00%	6.25%

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

The Company does not expect to make contributions to the plan in 2019.  However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was zero for each of the years ended December 31, 2018 and 2017, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2019	$1,335
2020	1,347
2021	1,350
2022	1,368
2023	1,382
Years 2024-2028	6,859

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company may contribute up to an additional 30% of the employee's contributed amount up to 6% of compensation.  For the years ended December 31, 2018, 2017 and 2016, the Company's expense for the 401(k) plan amounted to $0.1 million, $0.1 million and $0.7 million, respectively.

Index
11.	INCOME TAXES

Components of the provision for income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$-	$-	$-
State	200	150	200
Total	200	150	200

Deferred:
Federal	-	(424)	-
State	-	-	-
Total	-	(424)	-

Total (benefit) provision	$200	$(274)	$200

Effective Tax rate

The reconciliation of the effective tax rate to the U.S. Statutory Federal Income tax rate was:

	Year Ended December 31,
	2018		2017		2016
Loss before taxes	$(6,345)		$(11,758)		$(28,104)

Expected tax benefit	$(1,332)	21.0%	$(4,115)	35.0%	$(9,836)	35.0%
State tax benefit (net of federal)	200	(3.2)	150	(1.3)	200	(0.7)
Valuation allowance	1,230	(19.4)	(13,920)	118.4	9,726	(34.6)
Federal tax reform - deferred rate change	49	(0.8)	17,671	(150.3)	-	-
Other	53	(0.8)	(60)	0.5	110	(0.4)
Total	$200	(3.2%)	$(274)	2.3%	$200	(0.7%)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT); (3) a new limitation on deductible interest expense; (4) the repeal of the domestic production activity deduction; (5) limitations on the deductibility of certain executive compensation; and (6) limitation on net operating losses (NOLs) generated after December 31, 2017, to 80% of taxable income.  In addition, certain changes were made to the bonus depreciation rules that impacted fiscal year 2017.

Our provision for income taxes was $0.2 million, or (3.2%) of pretax loss, for the year ended December 31, 2018, compared to a benefit for income taxes of $0.3 million, or 2.3% of pretax loss, in the prior year comparable period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimal state tax expenses.

The deferred tax provision benefit in the prior year was due to recognition of $ 0.4 million of valuation allowance for the AMT credits. The tax expense in prior year included an adjustment to measure net deferred tax assets at the new U.S. tax rate of 21%. The expense was offset with a corresponding release of valuation allowance.

In accordance with Staff Accounting Bulletin 118 ("SAB 118"), we completed our analysis of the Tax Act resulting in no material adjustments from the provisional amounts recorded during the prior year. The Tax Act did not have a material impact on our financial statements because we are under a full valuation allowance.

Index
Deferred Taxes and Valuation Allowance

The components of the non-current deferred tax assets/(liabilities) were as follows:

	At December 31,
	2018	2017
Gross noncurrent deferred tax assets (liabilities)
Allowance for bad debts	$4,828	$3,792
Accrued rent	1,833	1,723
Accrued benefits	-	105
Stock-based compensation	18	387
163J interest limitation	19	-
Depreciation	16,259	15,520
Goodwill	(98)	594
Other intangibles	211	291
Pension plan liabilities	1,163	1,221
Net operating loss carryforwards	17,927	17,367
AMT credit	424	424
Gross noncurrent deferred tax assets, net	42,584	41,424
Less valuation allowance	(42,160)	(41,000)
Noncurrent deferred tax assets, net	$424	$424

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.

On the basis of this evaluation the Company believes it is not more likely than not that it will realize its deferred tax assets except the deferred tax assets for AMT credits which can be realized to offset regular tax liability or refunded.  As a result, as of December 31, 2018 and 2017, the Company has recorded a valuation allowance of $42.2 million and $41.0 million, respectively, against its net deferred tax assets. With respect to AMT credit deferred tax asset, it is expected that 50% will be refunded upon the filings of Company's 2018 federal Corporate income tax return is filed.

As of December 31, 2018, the Company has net operating loss (“NOL”) carryforwards of $60.3 million.  Of the $60.3 million NOL carryforwards, $52.7 million will start expiring in 2029 and ending in 2038 if unused. The net operating losses of $7.6 million generated in current year can be carried over indefinitely under the Tax Act. Utilization of the NOL carryforwards may be subject to a substantial limitation due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions.  These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

As of December 31, 2018, 2017 and 2016, the Company no longer has any liability for uncertain tax positions.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal income tax examinations for years before 2015 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2014.

Index
12.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Balance Sheets, are listed in the table below:

	December 31, 2018
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$17,571	$17,571	$-	$-	$17,571
Restricted cash	28,375	28,375	-	-	28,375
Prepaid expenses and other current assets	2,461	-	2,461	-	2,461

Financial Liabilities:
Accrued expenses	$10,605	$-	$10,605	$-	$10,605
Other short term liabilities	2,324	-	2,324	-	2,324
Credit facility	48,769	-	43,096	-	43,096

	December 31, 2017
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$14,563	$14,563	$-	$-	$14,563
Restricted cash	39,991	39,991	-	-	39,991
Prepaid expenses and other current assets	2,352	-	2,352	-	2,352

Financial Liabilities:
Accrued expenses	$11,771	$-	$11,771	$-	$11,771
Other short term liabilities	558	-	558	-	558
Credit facility	52,593	-	47,200	-	47,200

We estimate fair value of Facility 1 and Facility 2 of the revolving credit facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments. The carrying value for Facility 3 of the revolving credit facility approximates fair value due to the fact that the borrowings were made in close proximity to December 31, 2017.

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

In August 2018, the Company decided to cease operations, effective December 31, 2018, of its Lincoln College of New England (“LCNE”) campus at Southington, Connecticut.  LCNE results, which was previously reported in the HOPS segment, is now included in the Transitional segment as of December 31, 2018.  The Company completed the teach-out and exited the LCNE campus on December 31, 2018.

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

Summary financial information by reporting segment is as follows:

	For the Year Ended December 31,
	Revenue						Operating (Loss) Income
	2018	% of Total	2017	% of Total	2016	% of Total	2018	2017	2016
Transportation and Skilled Trades	$185,263	70.4%	$181,328	69.2%	$182,276	63.8%	$17,661	$17,795	$21,578
Healthcare and Other Professions	72,135	27.4%	63,641	24.3%	62,870	22.0%	6,469	3,937	(9,392)
Transitional	5,802	2.3%	16,884	6.4%	40,413	14.2%	(5,994)	(6,926)	(16,995)
Corporate	-	0.0%	-	0.0%	-	0.0%	(22,090)	(19,522)	(24,105)
Total	$263,200	100%	$261,853	100%	$285,559	100%	$(3,954)	$(4,716)	$(28,914)

	Total Assets
	December 31, 2018	December 31, 2017
Transportation and Skilled Trades	$92,070	$81,751
Healthcare and Other Professions	14,078	8,297
Transitional	527	4,812
Corporate	39,363	60,353
Total	$146,038	$155,213

Index
14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office premises, educational facilities and various equipment for varying periods through the year 2030 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases) as follows:

Year Ending December 31,	Operating Leases
2019	$16,939
2020	14,183
2021	10,708
2022	8,180
2023	5,811
Thereafter	17,610
$73,431

Rent expense, included in operating expenses in the accompanying consolidated statements of operations for the three years ended December 31, 2018, 2017 and 2016 is $17.8 million, $17.4 million and $20.7 million, respectively.

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

Student Loans—At December 31, 2018, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $46.2 million, net of interest.

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

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $3.1 million at December 31, 2018.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2018, the Company has posted surety bonds in the total amount of approximately $12.7 million.

15.	RELATED PARTY

The Company has an agreement with Matco Tools, whereby Matco will provide to the Company, on an advance commission basis, credits in Matco-branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent company of Matco is considered an immediate family member of one of the Company’s board members.  The amount of the Company’s purchases from this third party were $1.8 million and $2.4 million for the year ended December 31, 2018 and 2017, respectively. Management believes that its agreement with Matco is an arm’s length transaction and on similar terms as would have been obtained from unaffiliated third parties.

Index
16.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables have been updated to reflect changes in discontinued operations.  Quarterly financial information for 2018 and 2017 is as follows:

	Quarter
2018	First	Second	Third	Fourth

Revenue	$61,889	$61,120	$70,078	$70,113
Net (loss) income	(6,874)	(4,104)	(600)	5,033
Basic
Net (loss) earnings per share	$(0.28)	$(0.17)	$(0.02)	$0.21
Diluted
Net (loss) earnings per share	$(0.28)	$(0.17)	$(0.02)	$0.20

Weighted average number of common shares outstanding:
Basic	24,138	24,486	24,533	24,533
Diluted	24,138	24,486	24,533	24,562

	Quarter
2017	First	Second	Third	Fourth

Revenue	$65,279	$61,865	$67,308	$67,401
Net (loss) income	(10,929)	(6,771)	(1,490)	7,707
Basic
Net (loss) earnings per share	$(0.46)	$(0.28)	$(0.06)	$0.32
Diluted
Net (loss) earnings per share	$(0.46)	$(0.28)	$(0.06)	$0.31

Weighted average number of common shares outstanding:
Basic	23,609	23,962	24,024	24,025
Diluted	23,609	23,962	24,024	24,590

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2018 Student receivable allowance	$13,784	$17,705	$(14,496)	$16,993
December 31, 2017 Student receivable allowance	$14,794	$13,720	$(14,730)	$13,784
December 31, 2016 Student receivable allowance	$14,074	$14,592	$(13,872)	$14,794

Index
Exhibit Index
Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated March 14, 2017, between New England Institute of Technology at Palm Beach, Inc. and Tambone Companies, LLC, as amended by First Amendment to Purchase and Sale Agreement dated as of April 18, 2017, and as further amended by Second Amendment to Purchase and Sale Agreement dated as of May 12, 2017 (incorporated by reference to the Company’s Form 8-K filed August 16, 2017).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005).

3.2*	Bylaws of the Company, as amended on March 8, 2019

4.1	Specimen Stock Certificate evidencing shares of common stock (Incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 21, 2005).

10.1
Credit Agreement, dated as of March 31, 2017, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed April 6, 2017).

10.2
Credit Agreement, dated as of April 28, 2017, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed May 4, 2017).

10.3
First Amendment to Credit Agreement, dated as of November 29, 2017, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed December 1, 2017)

10.4
Second Amendment to Credit Agreement, dated as of February 23, 2018, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed February 26, 2018)

10.5
Third Amendment to Credit Agreement, dated as of July 11, 2018, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (Incorporated by reference to the Company’s Form 8-K filed July 13, 2018).

10.6*	Fourth Amendment to Credit Agreement, dated as of March 6, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank

10.7
Commercial Contract, dated as of July 9, 2018, between New England Institute of Technology at Palm Beach, Inc. and Elite Property Enterprise, LLC (Incorporated by reference to the Company’s Form 8-K filed July 13, 2018).

10.8	Employment Agreement, dated as of November 8, 2017, between the Company and Scott M. Shaw (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2017).

10.9	Employment Agreement, dated as of November 7, 2018, between the Company and Scott M. Shaw (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.10	Employment Agreement, dated as of November 8, 2017, between the Company and Brian K. Meyers (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2017).

10.11	Employment Agreement, dated as of November 7, 2018, between the Company and Brian K. Meyers (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.12	Change in Control Agreement, dated as of November 8, 2017, between the Company and Deborah Ramentol (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2017).

10.13
Change in Control Agreement, dated as of November 7, 2018, between the Company and Stephen M. Buchenot (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.14	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed May 6, 2013).

Index
10.15
Lincoln Educational Services Corporation Amended and Restated 2005 Non-Employee Directors Restricted Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-211213) filed May 6, 2016).

10.16
Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed March 29, 2005).

10.17	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed May 5, 2011).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page of this Form 10-K).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934