Form 10-K/A
period 2018-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2019-04-24
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report of Lincoln Educational Services Corporation (the “Company”) on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 13, 2019 (the “Original Filing”).

This Amendment No. 1 is being filed to include the auditor tenure statement in Deloitte & Touche LLP's audit report contained in Part II, Item 8 which was omitted in the Original Filing due to an administrative filing error in the Edgarizing process. New currently dated certifications from the Company's principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibits 31.1, 31.2 and 32.

Except as described above, this Amendment No.1 does not amend or update any other information contained in the Original Filing. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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

10.17	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed May 5, 2011).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the Signatures page of the Company's Annual Report on Form 10-K filed March 13, 2019).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 24, 2019
LINCOLN EDUCATIONAL SERVICES CORPORATION

	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chief Executive Officer and Director	April 24, 2019
Scott M. Shaw

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	April 24, 2019
Brian K. Meyers

*	Director	April 24, 2019
Alvin O. Austin

*	Director	April 24, 2019
Peter S. Burgess

*	Director	April 24, 2019
James J. Burke, Jr.

*	Director	April 24, 2019
Celia H. Currin

*	Director	April 24, 2019
Ronald E. Harbour

*	Director	April 24, 2019
J. Barry Morrow

*By:	/s/ Brian K. Meyers
Brian K. Meyers
(Attorney-in-Fact)

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

10.17	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed May 5, 2011).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the Signatures page of the Company's Annual Report on Form 10-K filed March 13, 2019).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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