Form 10-Q
period 2019-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2019-05-10
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☐

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	LINC	The NASDAQ Stock Market LLC

As of May 7, 2019, there were 25,235,257 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,683	$17,571
Restricted cash	4,498	16,775
Accounts receivable, less allowance of $16,421 and $15,590 at March 31, 2019 and December 31, 2018, respectively	22,577	18,675
Inventories	1,692	1,451
Prepaid income taxes and income taxes receivable	128	178
Prepaid expenses and other current assets	3,158	2,461
Total current assets	37,736	57,111

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $173,028 and $171,109 at March 31, 2019 and December 31, 2018, respectively	47,776	49,292

OTHER ASSETS:
Noncurrent restricted cash	-	11,600
Noncurrent receivables, less allowance of $1,495 and $1,403 at March 31, 2019 and December 31, 2018, respectively	12,972	12,175
Deferred income taxes, net	424	424
Operating lease right-of-use asset	39,323	-
Goodwill	14,536	14,536
Other assets, net	3,222	900
Total other assets	70,477	39,635
TOTAL	$155,989	$146,038

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$3,635	$15,000
Unearned tuition	18,328	22,545
Accounts payable	14,544	14,107
Accrued expenses	11,963	10,605
Current portion of operating lease liability	9,508	-
Other short-term liabilities	1,773	2,324
Total current liabilities	59,751	64,581

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	20,958	33,769
Pension plan liabilities	4,230	4,271
Long-term portion of operating lease liability	36,352	-
Accrued rent	-	3,410
Other long-term liabilities	111	141
Total liabilities	121,402	106,172

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2019 and December 31, 2018; issued and outstanding: 31,025,668 shares at March 31, 2019 and 30,552,333 shares at December 31, 2018	141,377	141,377
Additional paid-in capital	29,518	29,484
Treasury stock at cost - 5,910,541 shares at March 31, 2019 and December 31, 2018	(82,860)	(82,860)
Accumulated deficit	(49,540)	(44,073)
Accumulated other comprehensive loss	(3,908)	(4,062)
Total stockholders’ equity	34,587	39,866
TOTAL	$155,989	$146,038

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUE	$63,263	$61,889
COSTS AND EXPENSES:
Educational services and facilities	29,980	30,503
Selling, general and administrative	38,146	37,531
Loss on disposition of assets	1	117
Total costs & expenses	68,127	68,151
OPERATING LOSS	(4,864)	(6,262)
OTHER:
Interest income	4	10
Interest expense	(557)	(572)
LOSS BEFORE INCOME TAXES	(5,417)	(6,824)
PROVISION FOR INCOME TAXES	50	50
NET LOSS	$(5,467)	$(6,874)
Basic
Net loss per share	$(0.22)	$(0.28)
Diluted
Net loss per share	$(0.22)	$(0.28)
Weighted average number of common shares outstanding:
Basic	24,534	24,138
Diluted	24,534	24,138

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(5,467)	$(6,874)
Other comprehensive income
Employee pension plan adjustments	154	162
Comprehensive loss	$(5,313)	$(6,712)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
BALANCE - January 1, 2019	30,552,333	$141,377	$29,484	$(82,860)	$(44,073)	$(4,062)	$39,866
Net loss	-	-	-	-	(5,467)	-	(5,467)
Employee pension plan adjustments	-	-	-	-	-	154	154
Stock-based compensation expense
Restricted stock	478,853	-	52	-	-	-	52
Net share settlement for equity-based compensation	(5,518)	-	(18)	-	-	-	(18)
BALANCE - March 31, 2019	31,025,668	$141,377	$29,518	$(82,860)	$(49,540)	$(3,908)	$34,587

	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
BALANCE - January 1, 2018	30,624,407	$141,377	$29,334	$(82,860)	$(37,528)	$(4,510)	$45,813
Net loss	-	-	-	-	(6,874)	-	(6,874)
Employee pension plan adjustments	-	-	-	-	-	162	162
Stock-based compensation expense
Restricted stock	113,946	-	429	-	-	-	429
Net share settlement for equity-based compensation	(168,254)	-	(311)	-	-	-	(311)
BALANCE - March 31, 2018	30,570,099	$141,377	$29,452	$(82,860)	$(44,402)	$(4,348)	$39,219

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,467)	$(6,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,050	2,100
Amortization of deferred finance charges	95	87
Loss on disposition of assets	1	117
Provision for doubtful accounts	4,626	3,811
Stock-based compensation expense	52	429
Deferred rent	-	(276)
(Increase) decrease in assets:
Accounts receivable	(9,325)	(7,823)
Inventories	(241)	(253)
Prepaid income taxes and income taxes receivable	50	67
Prepaid expenses and current assets	(697)	(467)
Other assets, net	(289)	(45)
Increase (decrease) in liabilities:
Accounts payable	582	2,980
Accrued expenses	2,326	(95)
Unearned tuition	(4,217)	(3,757)
Other liabilities	(468)	(43)
Total adjustments	(5,455)	(3,168)
Net cash used in operating activities	(10,922)	(10,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(639)	(476)
Proceeds from sale of property and equipment	-	8
Net cash used in investing activities	(639)	(468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(26,600)	(32,800)
Proceeds from borrowings	2,500	2,500
Payment of deferred finance fees	(86)	(80)
Net share settlement for equity-based compensation	(18)	(311)
Net cash used in financing activities	(24,204)	(30,691)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(35,765)	(41,201)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	45,946	54,554
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$10,181	$13,353

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2019	2018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$518	$421
Income taxes	$-	$1
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$110	$128

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology programs.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs managed by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

The Company’s business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to businesses that have been or are currently being taught out.

On July 9, 2018, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, entered into a commercial contract (the “Sale Agreement”) with Elite Property Enterprise, LLC, pursuant to which NEIT agreed to sell to Elite Property Enterprise, LLC the real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida and the improvements and certain personal property located thereon (the “Mangonia Park Property”), for a cash purchase price of $2,550,000.  On August 23, 2018, NEIT, consummated the sale of the Mangonia Park Property.  At the closing, NEIT paid a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  Pursuant to the provisions of the Company’s Credit Agreement with its lender, Sterling National Bank, the net cash proceeds of the sale of the Mangonia Park Property were deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the credit facility.  In December 2018, the funds were used to repay the outstanding principal balance of the loans outstanding under the credit facility and such repayment permanently reduced the loan outstanding under the credit facility designated as Facility 1 under the Company’s Credit Agreement to a $22.7 million term loan.

Effective December 31, 2018, the Company completed the teach-out and ceased operation of its Lincoln College of New England (“LCNE”) campus at Southington, Connecticut.  The decision to close the LCNE campus followed the previously reported placement of LCNE on probation by the college’s institutional accreditor, the New England Association of Schools and Colleges (“NEASC”).  After evaluating alternative options, the Company concluded that teaching out and closing the campus was in the best interest of the Company and its students.  Subsequent to formalizing the LCNE closure decision in August 2018, the Company partnered with Goodwin College, another NEASC- accredited institution in the region, to assist LCNE students to complete their programs of study.  The majority of the LCNE students will continue their education at Goodwin College thereby limiting some of the Company’s closing costs.  The revenue, net loss and ending population of LCNE, as of December 31, 2017, were $8.4 million, $1.6 million and 397 students, respectively.  The Company recorded closing costs associated with the closure of the LCNE campus in 2018 of approximately $1.6 million in connection with the termination of the LCNE campus lease, which is the net present value of the remaining obligation, to be paid in equal monthly installments through January 2020 and approximately $0.7 million of severance payments.  LCNE results, previously reported in the HOPS segment, were included in the Transitional segment as of December 31, 2018.

Liquidity— For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these challenges, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At March 31, 2019, the Company’s sources of cash primarily included cash and cash equivalents of $10.2 million (of which $4.5 million is restricted).  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

Index
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2018 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2019.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions including those related to revenue recognition, bad debts, impairments, fixed assets, discount rate for lease liabilities, income taxes, benefit plans and certain accruals.  Actual results could materially differ from those estimates.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, adds and modifies certain fair value measurement disclosure requirements of Accounting Standards Codification 820, Fair Value Measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2018, FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of Topic 718, “Compensation - Stock Compensation”, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The Company adopted ASU No. 2018-07 on January 1, 2019.  The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220)”. The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted ASU No. 2018-02 on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.”  This guidance amends the existing accounting considerations and treatments for leases through the creation of Topic 842, Leases, to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from such leases.

Index
In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. FASB also issued ASU No. 2018-11, “Leases: Targeted Improvements” to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The practical expedient offers lessors an option to not separate non-lease components from the associated lease components when certain criteria are met.

The amendments in ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and allow for modified retrospective adoption with early adoption permitted. The Company adopted the amendments on January 1, 2019 using the modified retrospective approach and elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, the Company did not reassess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases or (3) whether lease origination costs qualified as initial direct costs. The Company did not elect the practical expedient to use hindsight in determining a lease term and impairment of the right-of-use (“ROU”) assets at the adoption date. The Company did not separate lease components from non-lease components for the specified asset classes.  The election applies to all operating leases where fixed rent payments incorporate common area maintenance.  For leases where the election does not apply, the common area maintenance is billed by the landlord separately.  Additionally, the Company did not apply the recognition requirements under ASC 842 to short-term leases, generally defined as leases with terms of less than one year.  The Company has operating leases for its corporate office and schools.  The Company does not have any finance leases.

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

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

During the three months ended March 31, 2019 and 2018, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

Index
2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Basic shares outstanding	24,534,207	24,137,577
Dilutive effect of stock options	-	-
Diluted shares outstanding	24,534,207	24,137,577

For the three months ended March 31, 2019 and 2018, options to acquire 175,675 and 127,973 shares were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the three months ended March 31, 2019 and 2018, options to acquire 139,000 and 147,667 shares, respectively, were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

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

Unearned tuition in the amount of $18.3 million and $22.5 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The change in the contract liability balance during the period ended March 31, 2019 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three month period ended March 31, 2019 that was included in the contract liability balance at the beginning of the year was $19.1 million.

The following table depicts the timing of revenue recognition:

Three months ended March 31, 2019	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$2,081	$1,075	$-	$3,156
Services transferred over time	42,244	17,863	-	60,107
Total revenues	$44,325	$18,938	$-	$63,263

Three months ended March 31, 2018	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$2,048	$732	$3	$2,783
Services transferred over time	40,699	16,009	2,398	59,106
Total revenues	$42,747	$16,741	$2,401	$61,889

Index
4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our Credit Facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 11 years, some of which include options to extend the lease term for up to five years.  Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

The following table present the cumulative effect of the changes made to the condensed consolidated balance sheets as of January 1, 2019, as a result of the adoption of ASC 842:

	December 31, 2018	Adjustments due to ASC 842	January 1, 2019

Operating lease right-of-use asset	$-	$37,993	$37,993
Current portion of operating lease liability	$-	$8,999	$8,999
Other short-term liabilities	$968	$(968)	$-
Long-term portion of operating lease liability	$-	$33,372	$33,372
Accrued rent	$3,410	$(3,410)	$-

Our operating lease cost for the three months ended March 31, 2019 was $3.6 million.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

For the Three Months Ended March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,782
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets*	$47,977

* Includes a new lease entered into on January 1, 2019 of $5.606 million.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

Three Months Ended March 31, 2019
Weighted-average remaining lease term	5.79 years
Weighted-average discount rate	14.45%

Index
Maturities of lease liabilities by fiscal year for our operating leases are as follows:

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$11,621
2020	14,087
2021	10,664
2022	8,180
2023	5,811
2024	4,460
Thereafter	13,150
Total lease payments	67,973
Less: imputed interest	(22,113)
Present value of lease liabilities	$45,860

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$16,939
2020	14,183
2021	10,708
2022	8,180
2023	5,811
Thereafter	17,610
$73,431

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the three months ended March 31, 2019 and 2018.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that, as of March 31, 2019 and 2018, there was no indicator of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at March 31, 2019 and 2018 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2019	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2019	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2018	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2018	$117,176	$(102,640)	$14,536

As of March 31, 2019 and 2018, the goodwill balance is related to the Transportation and Skilled Trades segment.

Index
6.	LONG-TERM DEBT

Long-term debt consist of the following:

	March 31, 2019	December 31, 2018
Credit agreement and term loan	$25,201	$49,301
Deferred Financing Fees	(608)	(532)
	24,593	48,769
Less current maturities	(3,635)	(15,000)
	$20,958	$33,769

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

Pursuant to the terms of the Fourth Amendment and upon its effectiveness, Facility 1 was converted into a term loan (the “Term Loan”) in the original principal amount of $22.7 million (such amount being the entire unpaid principal and accrued interest outstanding under Facility 1 as of the effective date of the Fourth Amendment), which matures on March 31, 2024 (the “Term Loan Maturity Date”).  The Term Loan is being repaid in monthly installments as follows:  (a) on April 1, 2019 and on the same day of each month thereafter through and including June 30, 2019, accrued interest only; (b) on July 1, 2019 and on the same day of each month thereafter through and including December 31, 2019, the principal amount of $0.2 million  plus accrued interest; (c) on January 1, 2020 and on the same day of each month thereafter through and including June 30, 2020, accrued interest only; (d) on July 1, 2020 and on the same day of each month thereafter through and including December 31, 2020, the principal amount of $0.6 million plus accrued interest; (e) on January 1, 2021 and on the same day of each month thereafter through and including June 30, 2021, accrued interest only; (f) on July 1, 2021 and on the same day of each month thereafter through and including December 31, 2021, the principal amount of $0.4 million plus accrued interest; (g) on January 1, 2022 and on the same day of each month thereafter through and including June 30, 2022, accrued interest only; (h) on July 1, 2022 and on the same day of each month thereafter through and including December 31, 2022, the principal amount of $0.4 million plus accrued interest; (i) on January 1, 2023 and on the same day of each month thereafter through and including June 30, 2023, accrued interest only; (j) on July 1, 2023 and on the same day of each month thereafter through and including December 31, 2023, the principal amount of $0.4 million plus accrued interest; (k)  on January 1, 2024 and on the same day of each month thereafter through and including the Term Loan Maturity Date, accrued interest only; and (l) on the Term Loan Maturity Date, the remaining outstanding principal amount of the Term Loan, together with accrued interest, will be due and payable.  In the event of a sale of any campus, school or business of the Borrowers permitted under the Credit Agreement, 25% of the net proceeds of any such sale must be used to pay down the outstanding principal amount of the Term Loan in inverse order of maturity.

The maturity date of Facility 2 is April 30, 2020.  The maturity date of Facility 3 is May 31, 2019.

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

The Borrowers are required to give the Bank the first opportunity to provide any and all traditional banking services required by the Borrowers, including, but not limited to, treasury management, loans and other financing services, on terms mutually acceptable to the Borrowers and the Bank, in accordance with the terms set forth in the Fourth Amendment.  In the event that loans provided under the Credit Agreement are repaid through replacement financing, the Borrowers must pay to the Bank an exit fee in an amount equal to 1.25% of the total amount repaid and the face amount of all letters of credit replaced in connection with the replacement financing; provided, however, that no exit fee will be required in the event the Bank or the Bank’s affiliate arranges or provides the replacement financing or the payoff of the applicable loans occurs after March 5, 2021.

In connection with the effectiveness of the Fourth Amendment, the  Borrowers paid to the Bank a one-time modification fee in the amount of $50,000.

Pursuant to the Credit Agreement, in December 2018, the net proceeds of the sale of the Mangonia Park Property, which were held in a non-interest bearing cash collateral account at and by the Bank as additional collateral for the loans outstanding under the Credit Agreement, were applied to the outstanding principal balance of revolving loans outstanding under Facility 1 and, as a result of such repayment, the loan availability under Facility 1 was permanently reduced to a $22.7 million term loan.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants.  The Credit Agreement also contains events of default customary for facilities of this type.  As of March 31, 2019, the Company is in compliance with all covenants, including financial covenants that (i) restrict capital expenditures tested on a fiscal year end basis; (ii) prohibit the incurrence of a net loss commencing on December 31, 2019; and (iii) require a minimum adjusted EBITDA tested quarterly on a rolling twelve month basis.  The Fourth Amendment (i) modifies the minimum adjusted EBITDA required; (ii) eliminates the requirement for a minimum funded debt to adjusted EBITDA ratio; and (iii) requires the maintenance of a maximum funded debt to adjusted EBITDA ratio tested quarterly on a rolling twelve month basis.

Index
As of March 31, 2019, the Company had $25.2 million outstanding under the Credit Facility; offset by $0.6 million of deferred finance fees.  As of December 31, 2018, the Company had $49.3 million outstanding under the Credit Facility, offset by $0.5 million of deferred finance fees, which were written-off.  As of March 31, 2019 and December 31, 2018, letters of credit in the aggregate outstanding principal amount of $4.5 million and $1.8 million, respectively, were outstanding under the Credit Facility.

Scheduled maturities of long-term debt including the short-term portion at March 31, 2019 are as follows:

Year ending December 31,
2019	$3,635
2020	3,405
2021	2,270
2022	2,270
2023	2,270
Thereafter	11,351
$25,201

7.	STOCKHOLDERS’ EQUITY

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

On February 28, 2019, restricted shares were granted to certain employees of the Company, which shares ratably vest over three years.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.

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

For the three months ended March 31, 2019 and 2018, the Company completed a net share settlement for 5,518 and 168,254 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2019 and/or 2018, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of less than $0.1 million and $0.3 million for each of the three months ended March 31, 2019 and 2018, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2018	35,908	$2.23
Granted	478,853	3.17
Canceled	-	-
Vested	(14,286)	2.80

Nonvested restricted stock outstanding at March 31, 2019	500,475	3.11

The restricted stock expense for each of the three months ended March 31, 2019 and 2018 was $0.1 million and $0.4 million, respectively.  The unrecognized restricted stock expense as of March 31, 2019 and December 31, 2018 was $1.5 million and $0.1 million, respectively.  As of March 31, 2019, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.6 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	139,000	$12.14	2.53 years	$-
Granted/Canceled/Vested	-	-		-

Outstanding at March 31, 2019	139,000	12.14	2.29 years	-

Vested as of March 31, 2019	139,000	12.14	2.29 years	-

Exercisable as of March 31, 2019	139,000	12.14	2.29 years	-

As of March 31, 2019, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At March 31, 2019
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	91,000	2.92	$7.79	91,000	$7.79
$14.00-$19.99	17,000	0.59	19.98	17,000	19.98
$20.00-$25.00	31,000	1.35	20.62	31,000	20.62

	139,000	2.29	12.14	139,000	12.14

8.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2019 and 2018 was less than $0.1 million, or 0.9% of pretax loss, and less than $0.1 million, or 0.7% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of March 31, 2019.

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

Index
In connection with the foregoing, as previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, by letter dated April 11, 2019, the NJ OAG issued a supplemental subpoena requesting additional information for the time period from April 11, 2014 to the present.  The Company is preparing its response and continuing to cooperate with the NJ OAG.

Also, on February 12, 2019, the Company received a notification from the State of Colorado Department of Law (“CDOL”) advising that it was initiating a compliance examination of one of its subsidiaries, Lincoln Technical Institute, Inc. The examination seeks to review a fixed number of company transactions.  The Company is preparing its response and cooperating with the CDOL.

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

In August 2018, the Company decided to cease operations, effective December 31, 2018, of its Lincoln College of New England (“LCNE”) campus at Southington, Connecticut.  LCNE results, which was previously reported in the HOPS segment, is now included in the Transitional segment for all periods presented.  The Company completed the teach-out and exited the LCNE campus on December 31, 2018.

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

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
Transportation and Skilled Trades	$44,325	70.1%	$42,747	69.1%	$1,817	$675
Healthcare and Other Professions	18,938	29.9%	16,741	27.1%	972	374
Transitional	-	0.0%	2,401	3.9%	-	(131)
Corporate	-	0.0%	-	0.0%	(7,653)	(7,180)
Total	$63,263	100.0%	$61,889	100.0%	$(4,864)	$(6,262)

	Total Assets
	March 31, 2019	December 31, 2018
Transportation and Skilled Trades	$110,715	$92,070
Healthcare and Other Professions	27,848	14,078
Transitional	-	527
Corporate	17,426	39,363
Total	$155,989	$146,038

11.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	March 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$5,683	$5,683	$-	$-	$5,683
Restricted cash	4,498	4,498	-	-	4,498
Prepaid expenses and other current assets	3,158	-	3,158	-	3,158

Financial Liabilities:
Accrued expenses	$11,963	$-	$11,963	$-	$11,963
Other short term liabilities	1,773	-	1,773	-	1,773
Credit facility and term loan	24,593	-	24,593	-	24,593

We estimate that the carrying value of the Credit Facility approximates the fair value due to the fact that the Credit Facility was amended in close proximity to March 31, 2019.

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

The Company has an agreement with MATCO Tools whereby MATCO provides the Company, on an advance commission basis, credits in MATCO branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The amount of the Company’s purchases from this third party was $0.6 million for the three months ended March 31, 2019. Management believes that its agreement with MATCO is an arm’s length transaction and on similar terms as would have been obtained from unaffiliated third parties.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto filed in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Form 10-K for the year ended December 31, 2018, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2018.

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology programs.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

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

Index
As of March 31, 2019, we had 10,680 students enrolled at 22 campuses in our programs.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Note 1 to the consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2019.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations for the Three Months Ended March 31, 2019

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	47.4%	49.3%
Selling, general and administrative	60.3%	60.6%
Loss on sale of assets	0.0%	0.2%
Total costs and expenses	107.7%	110.1%
Operating loss	-7.7%	-10.1%
Interest expense, net	-0.9%	-0.9%
Loss from operations before income taxes	-8.6%	-11.0%
Provision for income taxes	0.1%	0.1%
Net Loss	-8.7%	-11.1%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Consolidated Results of Operations

Revenue.   Revenue increased by $1.4 million, or 2.2%, to $63.3 million for the three months ended March 31, 2019 from $61.9 million in the prior year comparable period.  Excluding the Transitional segment, which had revenue of zero and $2.4 million for the three months ended March 31, 2019 and 2018 respectively, revenue would have increased by $3.8 million, or 6.4%.  The increase in revenue was a result of beginning the year with approximately 760 more students than the prior year, which increased average population by 6.3% and 11.6% for the Transportation and Skilled Trades segment and Healthcare and Other Professions segment, respectively.

Total student starts increased by 2.6% for the three months ended March 31, 2019 as compared to the prior year comparable period.  Excluding the Transitional segment student starts would have increased 5.6% quarter over quarter.  We attribute this growth to our improved processes in marketing and admissions as evidenced by a slight reduction in cost per start.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Index
Educational services and facilities expense.  Our educational services and facilities expense decreased by $0.5 million, or 1.7%, to $30 million for the three months ended March 31, 2019 from $30.5 million in the prior year comparable period.  The expense reductions were primarily due to the Transitional segment, which accounted for $1.5 million in cost savings partially offset by $1.2 million of increased instructional expenses directly related to our increased student population.  Educational services and facilities expense, as a percentage of revenue, decreased to 47.4% for the three months ended March 31, 2019 from 49.3% in the prior year comparable period.

Selling, general and administrative expense.   Our selling general and administrative expense increased by $0.6 million, or 1.6%, to $38.1 million for the three months ended March 31, 2019 from $37.5 million in the prior year comparable period.   Excluding the Transitional segment, which had cost reductions of $1 million, selling, general and administrative expenses would have increased by $1.6 million. This increase was due to additional costs incurred related to increases in student population, in addition to corporate expenses incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.

Net interest expense.   Net interest expense remained essentially flat at $0.6 million for the three months ended March 31, 2019 and 2018 respectively.

Income taxes.    Our provision for income taxes was $0.1 million, or 0.9% of pretax loss, for the three months ended March 31, 2019, compared to a provision for income taxes of $0.1 million, or 0.7% of pretax loss, in the prior year comparable period.

No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimal state tax expenses.

Segment Results of Operations

The for-profit education industry has been impacted by numerous regulatory changes, a changing economy and an onslaught of negative media attention. As a result of these challenges, student populations have declined and operating costs have increased.  Over the past few years, the Company has closed over ten locations and exited its online business.  In 2017, the Company completed the teach-out of its Center City Philadelphia, Pennsylvania; Northeast Philadelphia, Pennsylvania; West Palm Beach, Florida, Brockton, Massachusetts and Lowell, Massachusetts schools.  All of these schools were previously included in our HOPS segment and, as of December 31, 2017, they have all been closed.  As of March 31, 2019, no campuses have been categorized in the Transitional segment.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of March 31, 2019, no campuses have been categorized in the Transitional segment.

Index
We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table present results for our three reportable segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	% Change
Revenue:
Transportation and Skilled Trades	$44,325	$42,747	3.7%
HOPS	18,938	16,741	13.1%
Transitional	-	2,401	-100.0%
Total	$63,263	$61,889	2.2%

Operating Income (Loss):
Transportation and Skilled Trades	$1,817	$675	169.2%
Healthcare and Other Professions	972	374	159.9%
Transitional	-	(131)	100.0%
Corporate	(7,653)	(7,180)	-6.6%
Total	$(4,864)	$(6,262)	22.3%

Starts:
Transportation and Skilled Trades	1,821	1,806	0.8%
Healthcare and Other Professions	1,038	901	15.2%
Transitional	-	79	-100.0%
Total	2,859	2,786	2.6%

Average Population:
Transportation and Skilled Trades	7,044	6,627	6.3%
Healthcare and Other Professions	3,545	3,176	11.6%
Transitional	-	410	-100.0%
Total	10,589	10,213	3.7%

End of Period Population:
Transportation and Skilled Trades	7,016	6,736	4.2%
Healthcare and Other Professions	3,664	3,329	10.1%
Transitional	-	419	-100.0%
Total	10,680	10,484	1.9%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Transportation and Skilled Trades
Student starts for the quarter increased approximately 1% for the three months ended March 31, 2019 when compared to the prior year comparable period.

Operating income increased by $1.1 million, to $1.8 million for the three months ended March 31, 2019 from $0.7 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $1.6 million, or 3.7%, to $44.3 million for the three months ended March 31, 2019, as compared to $42.7 million in the prior year comparable period.  The increase in revenue is due to a 6.3% increase in average student population , which is attributed to consistent student start growth over the last year and a half.

Index
•
Educational services and facilities expense decreased by $0.1 million, or 0.6%, to $20.6 million for the three months ended March 31, 2019 from $20.7 million in the prior year comparable period.  The decrease in expense was a result of reduced real estate costs of $0.3 million derived from the successful renegotiation of lease terms at a campus, partially offset by additional instructional expense resulting from an increased student population quarter over quarter.

•	Selling, general and administrative expenses increased by $0.5 million, or 2.6%, to $21.9 million for the three months ended March 31, 2019 from $21.3 million in the prior year comparable period.

Healthcare and Other Professions
Student starts increased by 15.2% for the three months ended March 31, 2019 when compared to the prior year comparable period.

Operating income increased by $0.6 million, to $1 million for the three months ended March 31, 2019 from $0.4 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $2.2 million, or 13.1%, to $18.9 million for the three months ended March 31, 2019, as compared to $16.7 million in the prior year comparable period.  The increase in revenue was mainly due to an 11.6% increase in average student population, which is attributed to consistent start growth over the last year and a half.

•
Educational services and facilities expense increased by $1.1 million, or 13.3%, to $9.4 million for the three months ended March 31, 2019, from $8.3 million in the prior year comparable period.  The increase in expense was primarily driven by increased instructional expense and books and tools expense due to an 11.6% increase in average student population quarter over quarter.

•	Selling general and administrative expense increased by $0.5 million, or 6.2%, to $8.6 million for the three months ended March 31, 2019 from $8.1 million in the prior year comparable period.

Transitional
During the year ended December 31, 2018, one campus, the LCNE campus at Southington, Connecticut was categorized in the Transitional segment.  This campus has been fully taught out of as of December 31, 2018 and financial information for this campus has been included in the Transitional segment for the period ending March 31, 2019.  As of March 31, 2019, no campuses have been categorized in the Transitional segment.

Revenue was zero and $2.4 million for the three months ended March 31, 2019 and 2018 respectively.

Operating loss was zero and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $7.7 million for the three months ended March 31, 2019 as compared to $7.2 million in the prior year comparable period.  The $0.5 million increase was primarily driven by costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital expenditures are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(10,922)	$(10,042)
Net cash used in investing activities	(639)	(468)
Net cash used in financing activities	(24,204)	(30,691)

As of March 31, 2019, the Company had a net debt balance of $15.0 million compared to a net debt balance of $3.4 million as of December 31, 2018.  The decrease in cash position can mainly be attributed to the repayment of $26.6 million in borrowings under our line of credit facility; a net loss during the three months ended March 31, 2019; and seasonality of the business.  Management believes that the Company has adequate resources in place to execute its 2019 operating plan.

Index
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

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Operating Activities

Net cash used in operating activities was $10.9 million for the three months ended March 31, 2019 compared to $10.0 million in the prior year comparable period.  The increase in cash used in operating activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to a net loss from operations as well as changes in other working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition.

Investing Activities

Net cash used in investing activities remained essentially flat at $0.6 million for the three months ended March 31, 2019 and 2018 respectively.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our schools in Grand Prairie, Texas; Nashville, Tennessee; and Denver, Colorado and our former school property located in Suffield, Connecticut.

Capital expenditures are expected to approximate 2% of revenues in 2019.  We expect to fund future capital expenditures with cash generated from operating activities, borrowings under our credit facility, and cash from our real estate monetization.

Financing Activities

Net cash used in financing activities was $24.2 million for the three months ended March 31, 2019 as compared to $30.7 million in the prior year comparable period.    The decrease of $6.5 million was primarily due to decreased net borrowings of $24.1 million for the three months ended March 31, 2019 as compared to $30.3 million in the prior year comparable period.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured credit facility of $2.5 million; and (b) $26.6 million in total repayments made by the Company.

Index
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

Pursuant to the terms of the Fourth Amendment and upon its effectiveness, Facility 1 was converted into a term loan (the “Term Loan”) in the original principal amount of $22.7 million (such amount being the entire unpaid principal and accrued interest outstanding under Facility 1 as of the effective date of the Fourth Amendment), which matures on March 31, 2024 (the “Term Loan Maturity Date”).  The Term Loan is being repaid in monthly installments as follows:  (a) on April 1, 2019 and on the same day of each month thereafter through and including June 30, 2019, accrued interest only; (b) on July 1, 2019 and on the same day of each month thereafter through and including December 31, 2019, the principal amount of $0.2 million  plus accrued interest; (c) on January 1, 2020 and on the same day of each month thereafter through and including June 30, 2020, accrued interest only; (d) on July 1, 2020 and on the same day of each month thereafter through and including December 31, 2020, the principal amount of $0.6 million plus accrued interest; (e) on January 1, 2021 and on the same day of each month thereafter through and including June 30, 2021, accrued interest only; (f) on July 1, 2021 and on the same day of each month thereafter through and including December 31, 2021, the principal amount of $0.4 million plus accrued interest; (g) on January 1, 2022 and on the same day of each month thereafter through and including June 30, 2022, accrued interest only; (h) on July 1, 2022 and on the same day of each month thereafter through and including December 31, 2022, the principal amount of $0.4 million plus accrued interest; (i) on January 1, 2023 and on the same day of each month thereafter through and including June 30, 2023, accrued interest only; (j) on July 1, 2023 and on the same day of each month thereafter through and including December 31, 2023, the principal amount of $0.4 million plus accrued interest; (k)  on January 1, 2024 and on the same day of each month thereafter through and including the Term Loan Maturity Date, accrued interest only; and (l) on the Term Loan Maturity Date, the remaining outstanding principal amount of the Term Loan, together with accrued interest, will be due and payable.  In the event of a sale of any campus, school or business of the Borrowers permitted under the Credit Agreement, 25% of the net proceeds of any such sale must be used to pay down the outstanding principal amount of the Term Loan in inverse order of maturity.

The maturity date of Facility 2 is April 30, 2020.  The maturity date of Facility 3 is May 31, 2019.

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

Index
The Borrowers are required to give the Bank the first opportunity to provide any and all traditional banking services required by the Borrowers, including, but not limited to, treasury management, loans and other financing services, on terms mutually acceptable to the Borrowers and the Bank, in accordance with the terms set forth in the Fourth Amendment.  In the event that loans provided under the Credit Agreement are repaid through replacement financing, the Borrowers must pay to the Bank an exit fee in an amount equal to 1.25% of the total amount repaid and the face amount of all letters of credit replaced in connection with the replacement financing; provided, however, that no exit fee will be required in the event the Bank or the Bank’s affiliate arranges or provides the replacement financing or the payoff of the applicable loans occurs after March 5, 2021.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants.  The Credit Agreement also contains events of default customary for facilities of this type.  As of December 31, 2018, the Company is in compliance with all covenants, including financial covenants that (i) restrict capital expenditures tested on a fiscal year end basis; (ii) prohibit the incurrence of a net loss commencing on December 31, 2019; and (iii) require a minimum adjusted EBITDA tested quarterly on a rolling twelve month basis.  The Fourth Amendment (i) modifies the minimum adjusted EBITDA required; (ii) eliminates the requirement for a minimum funded debt to adjusted EBITDA ratio; and (iii) requires the maintenance of a maximum funded debt to adjusted EBITDA ratio tested quarterly on a rolling twelve month basis.

 As of March 31, 2019, the Company had $25.2 million outstanding under the Credit Facility; offset by $0.6 million of deferred finance fees.  As of December 31, 2018, the Company had $49.3 million outstanding under the Credit Facility, offset by $0.5 million of deferred finance fees, which were written-off.  As of March 31, 2019 and December 31, 2018, letters of credit in the aggregate outstanding principal amount of $4.5 million and $1.8 million, respectively, were outstanding under the Credit Facility.

Index
The following table sets forth our long-term debt (in thousands):

	March 31, 2019	December 31, 2018
Credit agreement and term loan	$25,201	$49,301
Deferred Financing Fees	(608)	(532)
	24,593	48,769
Less current maturities	(3,635)	(15,000)
	$20,958	$33,769

As of March 31, 2019, we had outstanding loan commitments to our students of $64.7 million, as compared to $63.1 million at December 31, 2018.

Contractual Obligations

Long-term Debt.  As of March 31, 2019, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility and term loan	$25,200	$3,635	$5,675	$4,540	$11,350
Operating leases	70,133	17,364	23,503	12,857	16,409
Total contractual cash obligations	$95,333	$20,999	$29,178	$17,397	$27,759

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019, except for surety bonds.  As of March 31, 2019, we posted surety bonds in the total amount of approximately $12.7 million.  Cash collateralized letters of credit of $4.5 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases.

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

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures, principal and interest payments on borrowings and to satisfy the DOE financial responsibility standards, we have entered into the Credit Facility as described above. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population.

Borrower Defense to Repayment Regulations Update

The DOE published borrower defense to repayment regulations on November 1, 2016 (“2016 Final Regulations”) with an effective date of July 1, 2017, but subsequently delayed the effective date of a majority of the regulations until July 1, 2019, to ensure there would be adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations.  However, a federal court ruled that the delay in the effective date of the regulations was unlawful and, on October 16, 2018, denied a request to extend a stay preventing the regulations from taking effect.  The regulations are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption “Regulatory Environment – Borrower Defense to Repayment Regulations.”

On March 15, 2019, the DOE published an electronic announcement with guidance regarding how the DOE is implementing the 2016 Final Regulations, including, among other things, the provisions regarding the processes for enabling borrowers to obtain from the DOE a discharge of some or all of their federal student loans based on circumstances involving the institution and for the DOE to impose and collect liabilities against the institution following the loan discharges, the prohibition on certain contractual provisions regarding arbitration, dispute resolution, and participation in class actions, and the requirement to submit certain arbitral and judicial records to the DOE in connection with certain proceedings concerning borrower defense claims.  The DOE also stated that it would provide guidance at a later date about providing repayment warnings to students in the future and disclosures to students regarding the occurrence of certain financial events, actions, or conditions.

The DOE also provided guidance regarding the requirement to notify the DOE within specified timeframes of the occurrence of any of a list of events, actions or conditions that occur on or after July 1, 2017.  The DOE stated in the electronic announcement that it recognized that some institutions may have been uncertain about how to comply with these requirements in light of the delays and court orders regarding the effective date of the 2016 Final Regulations.  The DOE guidance generally gives institutions a 60-day period commencing from the date of the electronic announcement to send notifications of events, actions, or conditions that, with certain exceptions, occurred between the July 1, 2017 effective date of the 2016 Final Regulations and the date of the electronic announcement.  Institutions have an ongoing obligation under the 2016 Final Regulations to notify the DOE of subsequent events, actions or conditions that are triggering circumstances in the regulations.

The DOE published proposed regulations on July 31, 2018 that would modify the defense to repayment regulations, but has not issued final regulations.  The proposed regulations are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption “Regulatory Environment – Borrower Defense to Repayment Regulations.”  We cannot provide any assurances as to the timing, content or ultimate effective date of any such regulations.

Negotiated Rulemaking Update

On October 15, 2018, the DOE published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption “Regulatory Environment – Negotiated Rulemaking.”  The DOE released draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittee that covered additional topics and made additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019.  The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations.  The DOE is expected to publish the draft proposed regulations in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations.  The proposed changes to the regulations remain subject to further change during the rulemaking process. We cannot provide any assurances as to the timing, content or impact of any final regulations arising from the rulemaking process.

Index
Gainful Employment Update

On April 8, 2019, the DOE issued final gainful employment completer lists to institutions, which is the first step toward generating the data for calculating a new set of gainful employment rates.  However, the DOE stated in an April 5, 2019 electronic announcement that the memorandum of understanding under which the Social Security Administration (the “SSA”) shared earnings data with the DOE to produce mean or median earnings data has expired and not been renewed.  The earnings data is used to calculate the gainful employment rates.  The DOE stated in the electronic announcement that it is unable to calculate gainful employment rates in 2019 because the memorandum of understanding with the SSA has expired.  Consequently, we cannot predict if and when the DOE will be able to begin the process of calculating and issuing new draft or final gainful employment rates in the future.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  Our obligations under our Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under our Credit Facility bear interest at the rate of 8.35% as of March 31, 2019.  As of March 31, 2019, we had $25.2 million outstanding under our Credit Facility.

Based on our outstanding debt balance as of March 31, 2019, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

In connection with the foregoing, as previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, by letter dated April 11, 2019, the NJ OAG issued a supplemental subpoena requesting additional information for the time period from April 11, 2014 to the present.  The Company is preparing its response and continuing to cooperate with the NJ OAG.

Index
Also, on February 12, 2019, the Company received a notification from the State of Colorado Department of Law (“CDOL”) advising that it was initiating a compliance examination of one of its subsidiaries, Lincoln Technical Institute, Inc. The examination seeks to review a fixed number of company transactions.  The Company is preparing its response and cooperating with the CDOL.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1
Fourth Amendment to Credit Agreement, dated as of March 6, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 13, 2019).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 10, 2019	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

10.1
Fourth Amendment to Credit Agreement, dated as of March 6, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 13, 2019).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.