Form 10-Q
period 2019-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2019-08-14
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 12, 2019, there were 25,231,710 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Index
PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,489	$17,571
Restricted cash	4,497	16,775
Accounts receivable, less allowance of $16,195 and $15,590 at June 30, 2019 and December 31, 2018, respectively	22,083	18,675
Inventories	2,086	1,451
Prepaid income taxes and income taxes receivable	389	178
Prepaid expenses and other current assets	4,634	2,461
Total current assets	40,178	57,111
PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $173,923 and $171,109 at June 30, 2019 and December 31, 2018, respectively	47,480	49,292

OTHER ASSETS:
Noncurrent restricted cash	-	11,600
Noncurrent receivables, less allowance of $1,575 and $1,403 at June 30, 2019 and December 31, 2018, respectively	13,662	12,175
Deferred income taxes, net	-	424
Operating lease right-of-use assets	37,951	-
Goodwill	14,536	14,536
Other assets, net	1,091	900
Total other assets	67,240	39,635
TOTAL	$154,898	$146,038

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$4,579	$15,000
Unearned tuition	19,716	22,545
Accounts payable	18,411	14,107
Accrued expenses	9,123	10,605
Current portion of operating lease liabilities	9,840	-
Other short-term liabilities	1,090	2,324
Total current liabilities	62,759	64,581

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	21,435	33,769
Pension plan liabilities	4,189	4,271
Deferred income taxes, net	93	-
Long-term portion of operating lease liabilities	34,465	-
Accrued rent	-	3,410
Other long-term liabilities	89	141
Total liabilities	123,030	106,172

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, no par value - authorized: 100,000,000 shares at June 30, 2019 and December 31, 2018; issued and outstanding: 31,142,251 shares at June 30, 2019 and 30,552,333 shares at December 31, 2018	141,377	141,377
Additional paid-in capital	29,709	29,484
Treasury stock at cost - 5,910,541 shares at June 30, 2019 and December 31, 2018	(82,860)	(82,860)
Accumulated deficit	(52,604)	(44,073)
Accumulated other comprehensive loss	(3,754)	(4,062)
Total stockholders' equity	31,868	39,866
TOTAL	$154,898	$146,038

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$63,569	$61,120	$126,833	$123,009
COSTS AND EXPENSES:
Educational services and facilities	29,749	30,179	59,728	60,682
Selling, general and administrative	35,913	34,471	74,062	72,002
Loss (gain) on disposition of assets	-	(7)	1	110
Total costs & expenses	65,662	64,643	133,791	132,794
OPERATING LOSS	(2,093)	(3,523)	(6,958)	(9,785)
OTHER:
Interest income	2	8	7	19
Interest expense	(829)	(539)	(1,386)	(1,112)
LOSS BEFORE INCOME TAXES	(2,920)	(4,054)	(8,337)	(10,878)
PROVISION FOR INCOME TAXES	144	50	194	100
NET LOSS	$(3,064)	$(4,104)	$(8,531)	$(10,978)
Basic
Net loss per share	$(0.12)	$(0.17)	$(0.35)	$(0.45)
Diluted
Net loss per share	$(0.12)	$(0.17)	$(0.35)	$(0.45)
Weighted average number of common shares outstanding:
Basic	24,555	24,486	24,545	24,313
Diluted	24,555	24,486	24,545	24,313

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,064)	$(4,104)	$(8,531)	$(10,978)
Other comprehensive income
Employee pension plan adjustments	154	161	308	323
Comprehensive loss	$(2,910)	$(3,943)	$(8,223)	$(10,655)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

						Accumulated
			Additional Paid-in	Treasury	Accumulated	Other Comprehensive	Total
	Common Stock
	Shares	Amount	Capital	Stock	Deficit	Loss
BALANCE - January 1, 2019	30,552,333	$141,377	$29,484	$(82,860)	$(44,073)	$(4,062)	$39,866
Net loss	-	-	-	-	(5,467)	-	(5,467)
Employee pension plan adjustments	-	-	-	-	-	154	154
Stock-based compensation expense
Restricted stock	478,853	-	52	-	-	-	52
Net share settlement for equity-based compensation	(5,518)	-	(18)	-	-	-	(18)
BALANCE - March 31, 2019	31,025,668	$141,377	$29,518	$(82,860)	$(49,540)	$(3,908)	$34,587
Net loss	-	-	-	-	(3,064)	-	(3,064)
Employee pension plan adjustments	-	-	-	-	-	154	154
Stock-based compensation expense
Restricted stock	116,583	-	191	-	-	-	191
Net share settlement for equity-based compensation	-	-	-	-	-	-	-
BALANCE - June 30, 2019	31,142,251	$141,377	$29,709	$(82,860)	$(52,604)	$(3,754)	$31,868

						Accumulated
			Additional Paid-in			Other Comprehensive	Total
	Common Stock			Treasury	Accumulated Deficit
	Shares	Amount	Capital	Stock		Loss
BALANCE - January 1, 2018	30,624,407	$141,377	$29,334	$(82,860)	$(37,528)	$(4,510)	$45,813
Net loss	-	-	-	-	(6,874)	-	(6,874)
Employee pension plan adjustments	-	-	-	-	-	162	162
Stock-based compensation expense
Restricted stock	113,946	-	429	-	-	-	429
Net share settlement for equity-based compensation	(168,254)	-	(311)	-	-	-	(311)
BALANCE - March 31, 2018	30,570,099	$141,377	$29,452	$(82,860)	$(44,402)	$(4,348)	$39,219
Net loss	-	-	-	-	(4,104)	-	(4,104)
Employee pension plan adjustments	-	-	-	-	-	161	161
Stock-based compensation expense
Restricted stock	21,622	-	53	-	-	-	53
Net share settlement for equity-based compensation	(39,388)	-	(61)	-	-	-	(61)
BALANCE - June 30, 2018	30,552,333	$141,377	$29,444	$(82,860)	$(48,506)	$(4,187)	$35,268

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,531)	$(10,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,989	4,188
Amortization of deferred finance charges	194	179
Deferred income taxes	424	-
Loss on disposition of assets	1	110
Fixed asset donations	(893)	-
Provision for doubtful accounts	8,923	7,550
Stock-based compensation expense	242	482
Deferred rent	-	(481)
(Increase) decrease in assets:
Accounts receivable	(13,818)	(13,320)
Inventories	(635)	(145)
Prepaid income taxes and income taxes receivable	(211)	(32)
Prepaid expenses and current assets	177	(6)
Other assets, net	(649)	(11)
Increase (decrease) in liabilities:
Accounts payable	4,271	4,977
Accrued expenses	(470)	420
Unearned tuition	(2,829)	(5,228)
Deferred income taxes	93	-
Other liabilities	(1,060)	(39)
Total adjustments	(2,251)	(1,356)
Net cash used in operating activities	(10,782)	(12,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,212)	(1,811)
Proceeds from sale of property and equipment	-	15
Net cash used in investing activities	(1,212)	(1,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(26,600)	(32,800)
Proceeds from borrowings	3,750	4,400
Payment of deferred finance fees	(98)	(81)
Net share settlement for equity-based compensation	(18)	(372)
Net cash used in financing activities	(22,966)	(28,853)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(34,960)	(42,983)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	45,946	54,554
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$10,986	$11,571

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2019	2018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,073	$896
Income taxes	$99	$150
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,030	$352

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
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

The Company’s business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to businesses that have been taught out.

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

Liquidity— For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  Despite these challenges, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At June 30, 2019, the Company’s sources of cash primarily included cash and cash equivalents of $11.0 million (of which $4.5 million is restricted).  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

Index
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2018 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, reflect all adjustments, consisting of normal recurring adjustments and impairments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2019.

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

New Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. We are currently assessing the effect that ASC 326 will have on our financial position, results of operations, and disclosures.

In August 2018, the FASB  issued ASU  2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of ASU 2018-14 will not have a material impact on our consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of Topic 718, “Compensation - Stock Compensation”, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The Company adopted ASU No. 2018-07 on January 1, 2019.  The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220)”. The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted ASU No. 2018-02 on January 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

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

The amendments in ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and allow for modified retrospective adoption with early adoption permitted. The Company adopted ASU No. 2016-02 and the related amendments on January 1, 2019 using the modified retrospective approach and elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, the Company did not reassess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases or (3) whether lease origination costs qualified as initial direct costs. The Company did not elect the practical expedient to use hindsight in determining a lease term and impairment of the right-of-use (“ROU”) assets at the adoption date. The Company did not separate lease components from non-lease components for the specified asset classes.  The election applies to all operating leases where fixed rent payments incorporate common area maintenance.  For leases where the election does not apply, the common area maintenance is billed by the landlord separately.  Additionally, the Company did not apply the recognition requirements under ASC 842 to short-term leases, generally defined as leases with terms of less than one year.  The Company has operating leases for its corporate office and schools.  The Company does not have any finance leases.

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

During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

Index
2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic shares outstanding	24,555,435	24,485,500	24,544,879	24,312,500
Dilutive effect of stock options	-	-	-	-
Diluted shares outstanding	24,555,435	24,485,500	24,544,879	24,312,500

For the three months ended June 30, 2019 and 2018, options to acquire 61,138 and 23,327 shares, respectively, were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the six months ended June 30, 2019 and 2018, options to acquire 118,348 and 74,689 shares, respectively, were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the three and six months ended June 30, 2019 and 2018, options to acquire 139,000 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

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

Unearned tuition in the amount of $19.7 million and $22.5 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The change in this contract liability balance during the six month period ended June 30, 2019 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six month period ended June 30, 2019 that was included in the contract liability balance at the beginning of the year was $21.3 million.

The following table depicts the timing of revenue recognition:

	Three months ended June 30, 2019				Six months ended June 30, 2019
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$2,487	$1,159	$-	$3,646	$4,568	$2,233	$-	$6,801
Services transferred over time	41,541	18,382	-	59,923	83,786	36,246	-	120,032
Total revenues	$44,028	$19,541	$-	$63,569	$88,354	$38,479	$-	$126,833

	Three months ended June 30, 2018				Six months ended June 30, 2018
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$1,657	$954	$3	$2,614	$3,705	$1,686	$5	$5,396
Services transferred over time	40,428	16,608	1,470	58,506	81,127	32,618	3,868	117,613
Total revenues	$42,085	$17,562	$1,473	$61,120	$84,832	$34,304	$3,873	$123,009

Index
4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our Credit Facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 11 years. Lease terms may include options to extend the lease term for up to five years when it is reasonably certain that the Company will exercise that option or terminate the lease.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

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

Our operating lease cost for the three and six months ended June 30, 2019 was $3.6 and $7.3 million, respectively.  The ROU asset amortization is included in other assets in the condensed consolidated cash flows for the six months ended June 30, 2019.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,821	$7,603
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets*	$657	$48,634

* Includes effect of adoption of ASU 2016-02 and related amendments and a new lease entered into on January 1, 2019 of $5.6 million.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

Three Months Ended June 30, 2019
Weighted-average remaining lease term	5.63 years
Weighted-average discount rate	14.43%

Index
Maturities of lease liabilities by fiscal year for our operating leases as of June 30, 2019 are as follows:

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$7,828
2020	14,716
2021	10,701
2022	8,220
2023	5,850
2024	4,500
Thereafter	13,151
Total lease payments	64,966
Less: imputed interest	(20,661)
Present value of lease liabilities	$44,305

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$16,939
2020	14,183
2021	10,708
2022	8,180
2023	5,811
Thereafter	17,610
$73,431

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the six months ended June 30, 2019 and 2018.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that, as of June 30, 2019 and 2018, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at June 30, 2019 and 2018 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2019	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2019	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2018	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2018	$117,176	$(102,640)	$14,536

As of June 30, 2019 and 2018, the goodwill balance is related to the Transportation and Skilled Trades segment.

Index
6.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Credit agreement and term loan	$26,451	$49,301
Deferred financing fees	(437)	(532)
	26,014	48,769
Less current maturities	(4,579)	(15,000)
	$21,435	$33,769

On March 31, 2017, the Company obtained a secured credit facility (the “Credit Facility”) from Sterling National Bank (the “Bank”) pursuant to a Credit Agreement dated March 31, 2017 among the Company, the Company’s subsidiaries and the Bank, which was subsequently amended on November 29, 2017, February 23, 2018, July 11, 2018 and, most recently, on March 6, 2019 (as amended, the “Credit Agreement”).  Prior to the most recent amendment of the Credit Agreement (the “Fourth Amendment”), the financial accommodations available to the Company under the Credit Agreement consisted of (a) a $25 million revolving loan facility designated as “Facility 1”, (b) a $25 million revolving loan facility (including a sublimit amount for letters of credit of $10 million) designated as “Facility 2” and (c) a $15 million revolving credit loan designated as “Facility 3”.

Pursuant to the terms of the Fourth Amendment and upon its effectiveness, Facility 1 was converted into a term loan (the “Term Loan”) in the original principal amount of $22.7 million (such amount being the entire unpaid principal and accrued interest outstanding under Facility 1 as of the effective date of the Fourth Amendment), which matures on March 31, 2024 (the “Term Loan Maturity Date”).  The Term Loan is being repaid in monthly installments as follows:  (a) on April 1, 2019 and on the same day of each month thereafter through and including June 30, 2019, accrued interest only; (b) on July 1, 2019 and on the same day of each month thereafter through and including December 31, 2019, the principal amount of $0.2 million  plus accrued interest; (c) on January 1, 2020 and on the same day of each month thereafter through and including June 30, 2020, accrued interest only; (d) on July 1, 2020 and on the same day of each month thereafter through and including December 31, 2020, the principal amount of $0.6 million plus accrued interest; (e) on January 1, 2021 and on the same day of each month thereafter through and including June 30, 2021, accrued interest only; (f) on July 1, 2021 and on the same day of each month thereafter through and including December 31, 2021, the principal amount of $0.4 million plus accrued interest; (g) on January 1, 2022 and on the same day of each month thereafter through and including June 30, 2022, accrued interest only; (h) on July 1, 2022 and on the same day of each month thereafter through and including December 31, 2022, the principal amount of $0.4 million plus accrued interest; (i) on January 1, 2023 and on the same day of each month thereafter through and including June 30, 2023, accrued interest only; (j) on July 1, 2023 and on the same day of each month thereafter through and including December 31, 2023, the principal amount of $0.4 million plus accrued interest; (k)  on January 1, 2024 and on the same day of each month thereafter through and including the Term Loan Maturity Date, accrued interest only; and (l) on the Term Loan Maturity Date, the remaining outstanding principal amount of the Term Loan, together with accrued interest, will be due and payable.  In the event of a sale of any campus, school or business permitted under the Credit Agreement, 25% of the net proceeds of any such sale must be used to pay down the outstanding principal amount of the Term Loan in inverse order of maturity.

The maturity date of Facility 2 is April 30, 2020.  Facility 3 matured on May 31, 2019, unused, and is no longer available for borrowing.

Under the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through the proceeds of the Term Loan or other available cash of the Company.  Notwithstanding such requirement, pursuant to the terms of the Fourth Amendment, a $2.5 million revolving loan was advanced under Facility 2 at the closing of the Fourth Amendment on March 6, 2019 and an additional $1.25 million on both April 17, 2019 and July 26, 2019, respectively, without any requirement for cash collateral.  The $5 million in revolving loans advanced under Facility 2 must be repaid on November 1, 2019 and, prior to their repayment, the Company is required to make monthly payments of accrued interest only on such revolving loans.

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

Index
In the event the Bank’s prime rate is greater than or equal to 6.50% while any loans are outstanding, the Company may be required to enter into a hedging contract in form and content satisfactory to the Bank.

The Company is required to give the Bank the first opportunity to provide any and all traditional banking services required by the Company, including, but not limited to, treasury management, loans and other financing services, on terms mutually acceptable to the Company and the Bank, in accordance with the terms set forth in the Fourth Amendment.  In the event that loans provided under the Credit Agreement are repaid through replacement financing, the Company must pay to the Bank an exit fee in an amount equal to 1.25% of the total amount repaid and the face amount of all letters of credit replaced in connection with the replacement financing; provided, however, that no exit fee will be required in the event the Bank or the Bank’s affiliate arranges or provides the replacement financing or the payoff of the applicable loans occurs after March 5, 2021.

In connection with the effectiveness of the Fourth Amendment, the Company paid to the Bank a one-time modification fee in the amount of $50,000.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants.  The Credit Agreement also contains events of default customary for facilities of this type.  As of June 30, 2019, the Company is in compliance with all covenants, including financial covenants that (i) restrict capital expenditures tested on a fiscal year end basis; (ii) prohibit the incurrence of a net loss commencing on December 31, 2019; and (iii) require a minimum adjusted EBITDA tested quarterly on a rolling twelve month basis.  The Fourth Amendment (i) modifies the minimum adjusted EBITDA required; (ii) eliminates the requirement for a minimum funded debt to adjusted EBITDA ratio; and (iii) requires the maintenance of a maximum funded debt to adjusted EBITDA ratio tested quarterly on a rolling twelve month basis.

As of June 30, 2019, the Company had $26.5 million outstanding under the Credit Facility; offset by $0.4 million of deferred finance fees.  As of December 31, 2018, the Company had $49.3 million outstanding under the Credit Facility, offset by $0.5 million of deferred finance fees, which were written-off.  As of June 30, 2019 and December 31, 2018, letters of credit in the aggregate outstanding principal amount of $4.5 million and $1.8 million, respectively, were outstanding under the Credit Facility.

Index
Scheduled maturities of long-term debt including the short-term portion at June 30, 2019 are as follows:

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$4,885
2020	3,405
2021	2,270
2022	2,270
2023	2,270
Thereafter	11,351
$26,451

7.	STOCKHOLDERS’ EQUITY

Restricted Stock

The Company has two stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”) and a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”).

Under the LTIP, certain employees receive awards of restricted shares of common stock based on service and performance.  The number of shares granted to each employee is based on the amount of the award and the fair market value of a share of common stock on the date of grant.

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

For the six months ended June 30, 2019 and 2018, the Company completed a net share settlement for 5,518 and 207,642 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2019 and/or 2018, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of less than $0.1 million and $0.4 million for each of the six months ended June 30, 2019 and 2018, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2018	35,908	$2.23
Granted	598,982	3.15
Canceled	(3,546)	3.17
Vested	(35,908)	2.23

Nonvested restricted stock outstanding at June 30, 2019	595,436	3.15

The restricted stock expense for each of the three months ended June 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively.  The restricted stock expense for each of the six months ended June 30, 2019 and 2018 was $0.2 million and $0.5 million, respectively.  The unrecognized restricted stock expense as of June 30, 2019 and December 31, 2018 was $1.7 million and $0.1 million, respectively.  As of June 30, 2019, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.4 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	139,000	$12.14	2.53 years	$-
Granted/Canceled/Vested	-	-		-

Outstanding at June 30, 2019	139,000	12.14	2.04 years	-

Vested as of June 30, 2019	139,000	12.14	2.04 years	-

Exercisable as of June 30, 2019	139,000	12.14	2.04 years	-

As of June 30, 2019, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At June 30, 2019
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$4.00-$13.99	91,000	2.67	$7.79	91,000	$7.79
$14.00-$19.99	17,000	0.34	19.98	17,000	19.98
$20.00-$25.00	31,000	1.10	20.62	31,000	20.62

	139,000	2.04	12.14	139,000	12.14

8.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2019 and 2018 was $0.1 million, or 4.9% of pretax loss, and less than $0.1 million, or 1.2% of pretax loss, respectively.  The provision for income taxes for the six months ended June 30, 2019 and 2018 was $0.2 million, or 2.3% of pretax loss, and $0.1 million, or 0.9% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of June 30, 2019 except deferred tax liability related to indefinite lived intangibles for which, the valuation allowance was reduced by $0.1 million and a corresponding deferred tax expense was recognized as of June 30, 2019.

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

Index
In connection with the foregoing, as previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, by letter dated April 11, 2019, the NJ OAG issued a supplemental subpoena requesting additional information for the time period from April 11, 2014 to the present.  The Company submitted its response and is continuing to cooperate with the NJ OAG.

Also, on February 12, 2019, the Company received a notification from the State of Colorado Department of Law (“CDOL”) advising that it was initiating a compliance examination of one of its subsidiaries, Lincoln Technical Institute, Inc. The examination seeks to review a fixed number of company transactions.  The Company submitted its response and is cooperating with the CDOL.

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

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
Transportation and Skilled Trades	$44,028	69.3%	$42,085	68.9%	$2,484	$1,740
Healthcare and Other Professions	19,541	30.7%	17,562	28.7%	1,839	1,542
Transitional	-	0.0%	1,473	2.4%	-	(899)
Corporate	-	0.0%	-	0.0%	(6,416)	(5,906)
Total	$63,569	100.0%	$61,120	100.0%	$(2,093)	$(3,523)

	For the Six Months Ended June 30,
	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
Transportation and Skilled Trades	$88,354	69.7%	$84,832	69.0%	$4,300	$2,416
Healthcare and Other Professions	38,479	30.3%	34,303	27.9%	2,811	1,918
Transitional	-	0.0%	3,874	3.1%	-	(1,031)
Corporate	-	0.0%	-	0.0%	(14,069)	(13,088)
Total	$126,833	100.0%	$123,009	100.0%	$(6,958)	$(9,785)

	Total Assets
	June 30, 2019	December 31, 2018
Transportation and Skilled Trades	$108,428	$92,070
Healthcare and Other Professions	27,984	14,078
Transitional	-	527
Corporate	18,486	39,363
Total	$154,898	$146,038

11.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	June 30, 2019
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$6,489	$6,489	$-	$-	$6,489
Restricted cash	4,497	4,497	-	-	4,497
Prepaid expenses and other current assets	4,634	-	4,634	-	4,634

Financial Liabilities:
Accrued expenses	$9,123	$-	$9,123	$-	$9,123
Other short term liabilities	1,090	-	1,090	-	1,090
Credit facility and term loan	26,014	-	17,638	-	17,638

We estimate the fair value of the Credit Facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

Index
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

The Company has an agreement with MATCO Tools whereby MATCO provides the Company, on an advance commission basis, credits in MATCO branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent Company of MATCO is considered an immediate family member of one of the Company’s board members.  The amount of the Company’s purchases from this third party was $0.4 million and $1.1 million for the three and six months ended June 30, 2019, respectively. Management believes that its agreement with MATCO is an arm’s length transaction and on similar terms as would have been obtained from unaffiliated third parties.

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

Our business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to businesses that have been taught out.

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

Index
As of June 30, 2019, we had 10,777 students enrolled at 22 campuses in our programs.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Note 1 to the consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2019.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations for the Three and Six Months Ended June 30, 2019

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	46.8%	49.4%	47.1%	49.3%
Selling, general and administrative	56.5%	56.4%	58.4%	58.5%
Loss (gain) on sale of assets	0.0%	0.0%	0.0%	0.1%
Total costs and expenses	103.3%	105.8%	105.5%	107.9%
Operating loss	-3.3%	-5.8%	-5.5%	-7.9%
Interest expense, net	-1.3%	-0.9%	-1.1%	-0.9%
Loss from operations before income taxes	-4.6%	-6.7%	-6.6%	-8.8%
Provision for income taxes	0.2%	0.1%	0.2%	0.1%
Net Loss	-4.8%	-6.8%	-6.8%	-8.9%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Consolidated Results of Operations

Revenue.   Revenue increased by $2.5 million, or 4%, to $63.6 million for the three months ended June 30, 2019 from $61.1 million in the prior year comparable period.  Excluding the Transitional segment, which had revenue of zero and $1.5 million for the three months ended June 30, 2019 and 2018 respectively, revenue increased by $3.9 million, or 6.6%.  The increase in revenue is due to a 5.8% increase in average student population, which is attributed to the Company’s consistent student start growth over the last seven quarters.

Total student starts increased by 2.5% for the three months ended June 30, 2019 as compared to the prior year comparable period.  Excluding the Transitional segment student starts would have increased 3.6% quarter over quarter.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense decreased by $0.4 million, or 1.4%, to $29.8 million for the three months ended June 30, 2019 from $30.2 million in the prior year comparable period.  The expense reductions were primarily due to the Transitional segment, which accounted for $1.2 million in cost savings partially offset by $0.8 million of increased instructional expenses related to our continued growth in student population in addition to increases in instructor salaries.  Educational services and facilities expense, as a percentage of revenue, decreased to 46.8% for the three months ended June 30, 2019 from 49.4% in the prior year comparable period.

Index
Selling, general and administrative expense.   Our selling general and administrative expense increased $1.4 million, or 4.2%, to $35.9 million for the three months ended June 30, 2019 from $34.5 million in the prior year comparable period.   Excluding the Transitional segment, which had cost reductions of $1.1 million, selling, general and administrative expenses would have increased $2.6 million. This increase was primary driven by additional bad debt expense; marketing expense and other corporate expenses.  Increased bad debt expense was a result of a growing student population, which drove an increase in accounts receivable and the correlating bad debt expense.  Marketing increases were a result of initiatives implemented during the quarter designed to continue to drive start growth into the second half of the year.  The remaining increase in administrative expense related to corporate costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.

Net interest expense.   Net interest expense increased $0.3 million, or 55.7%, to $0.8 million for the three months ended June 30, 2019 from $0.5 million in the prior year comparable period.  This increase in expense is a direct result of slight increases in both principal and interest rates and the write-off of some non-cash deferred finance fees.

Income taxes.    Our provision for income taxes was $0.1 million, or 4.9% of pretax loss, for the three months ended June 30, 2019, compared to a provision for income taxes of $0.1 million, or 1.2% of pretax loss, in the prior year comparable period.

No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  As of June 30, 2019, the full valuation allowance was reduced for deferred tax liability related to indefinite lived intangibles by $0.1 million and $0.1 million of deferred tax expense was recognized.  In addition, minimal state income tax expenses were recognized during the quarter.

As of June 30, 2019, $0.4 million with respect to deferred tax asset for refundable AMT credits was reclassified to income tax receivable as we expect to receive the refund of these credits upon future corporate income tax return filings.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Consolidated Results of Operations

Revenue.   Revenue increased by $3.8 million, or 3.1%, to $126.8 million for the six months ended June 30, 2019 from $123 million in the prior year comparable period.  Excluding the Transitional segment, which had revenue of zero and $3.9 million for the six months ended June 30, 2019 and 2018 respectively, revenue increased by $7.7 million, or 6.5%. The increase in revenue is due to a 6.9% increase in average student population, which is attributed to the Company’s consistent student start growth over the last seven quarters.

Total student starts increased by 2.5% for the six months ended June 30, 2019 as compared to the prior year comparable period.  Excluding the Transitional segment student starts would have increased 4.6% year over year.  We attribute this growth to our improved processes in marketing and admissions.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense decreased by $1 million, or 1.6%, to $59.7 million for the six months ended June 30, 2019 from $60.7 million in the prior year comparable period.  The expense reductions were primarily due to the Transitional segment, which accounted for $2.7 million in cost savings partially offset by $1.7 million of increased instructional expenses  related to our increased student population and instructor salary increases.  Educational services and facilities expense, as a percentage of revenue, decreased to 47.1% for the six months ended June 30, 2019 from 49.3% in the prior year comparable period.

Selling, general and administrative expense.   Our selling general and administrative expense increased $2.1 million, or 2.9%, to $74.1 million for the six months ended June 30, 2019 from $72 million in the prior year comparable period.   Excluding the Transitional segment, which had cost reductions of $2.2 million, selling, general and administrative expenses would have increased $4.2 million. This increase was primarily driven by additional bad debt expense, growth in sales and marketing expense and additional other corporate expenses.  Increased bad debt expense was a result of a growing student population, which drove an increase in accounts receivable and the correlating bad debt expense.  Increased marketing initiatives were implemented during the quarter to continue to drive growth and brand awareness.  These initiatives are expected to continue to yield start growth over the next several quarters.  Remaining expense relates to corporate costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.

Net interest expense.   Net interest expense increased $0.3 million, or 26.2%, to $1.4 million for the six months ended June 30, 2019 from $1.1 million in the prior year comparable period.  This increase in expense is a direct result of slight increases in both principal and interest rates and the write-off of some non-cash deferred finance fees.

Index
Income taxes.    Our provision for income taxes was $0.2 million, or 2.3% of pretax loss, for the six months ended June 30, 2019, compared to a provision for income taxes of $0.1 million, or 0.9% of pretax loss, in the prior year comparable period.

As of June 30, 2019, the full valuation allowance was reduced for deferred tax liability related to indefinite lived intangibles by $0.1 million and $0.1 million of deferred tax expense was recognized.  In addition, minimal state tax expenses were recognized for the six months ended June 30, 2019.

As of June 30, 2019, $0.4 million with respect to deferred tax asset for refundable AMT credits was reclassified to income tax receivable as we expect to receive the refund of these credits upon future corporate income tax return filings.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of June 30, 2019, no campuses have been categorized in the Transitional segment.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table present results for our three reportable segments for the three months ended June 30, 2019 and 2018:

	Three Months Months Ended June 30,
	2019	2018	% Change
Revenue:
Transportation and Skilled Trades	$44,028	$42,085	4.6%
Healthcare and Other Professions	19,541	17,562	11.3%
Transitional	-	1,473	-100.0%
Total	$63,569	$61,120	4.0%

Operating Income (Loss):
Transportation and Skilled Trades	$2,484	$1,740	42.8%
Healthcare and Other Professions	1,839	1,542	19.3%
Transitional	-	(899)	100.0%
Corporate	(6,416)	(5,906)	-8.6%
Total	$(2,093)	$(3,523)	40.6%

Starts:
Transportation and Skilled Trades	2,028	1,959	3.5%
Healthcare and Other Professions	949	915	3.7%
Transitional	-	31	0.0%
Total	2,977	2,905	2.5%

Average Population:
Transportation and Skilled Trades	6,827	6,592	3.6%
Healthcare and Other Professions	3,578	3,243	10.3%
Transitional	-	268	-100.0%
Total	10,405	10,103	3.0%

End of Period Population:
Transportation and Skilled Trades	7,195	6,975	3.2%
Healthcare and Other Professions	3,582	3,264	9.7%
Transitional	-	132	-100.0%
Total	10,777	10,371	3.9%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Transportation and Skilled Trades
Student starts for the quarter increased approximately 3.5% for the three months ended June 30, 2019 when compared to the prior year comparable period.

Operating income increased $0.7 million, to $2.5 million for the three months ended June 30, 2019 from $1.7 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased $1.9 million, or 4.6%, to $44 million for the three months ended June 30, 2019, as compared to $42.1 million in the prior year comparable period.  The increase in revenue is due to continued student start growth which drove a 3.6% increase in average student population quarter over quarter.

•	Educational services and facilities expense increased $0.2 million, or 1% to $20.4 million for the three months ended June 30, 2019, as compared to $20.2 million in the prior year comparable period.
•
Selling general and administrative expense increased $1 million, or 4.9%, to $21.1 million for the three months ended June 30, 2019, from $20.1 million in the prior year comparable period.  Increased expenses were primarily due to additional investments in marketing during the quarter.

Index
Healthcare and Other Professions
Student starts increased by 3.7% for the three months ended June 30, 2019 when compared to the prior year comparable period.

Operating income increased by $0.3 million, to $1.8 million for the three months ended June 30, 2019 from $1.5 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $2 million, or 11.3%, to $19.5 million for the three months ended June 30, 2019, as compared to $17.6 million in the prior year comparable period.  The increase in revenue was mainly due to a 10.3% increase in average student population, which is attributed to consistent start growth over the last 21 months.

•
Educational services and facilities expense increased $0.6 million, or 6.9%, to $9.3 million for the three months ended June 30, 2019, from $8.7 million in the prior year comparable period.  The increase in expense was primarily driven by increased instructional expense and books and tools expense due to an increased student population quarter over quarter.

•
Selling general and administrative expense increased by $1.1 million, or 14.8%, to $8.4 million for the three months ended June 30, 2019 from $7.3 million in the prior year comparable period.  Increases in expense were primarily due to additional bad debt expense driven by an increased student population in addition to higher sales expense and marketing expense. Investments in marketing expense are expected to yield continued start growth over the next several quarters.

Transitional
During the year ended December 31, 2018, one campus, the LCNE campus at Southington, Connecticut was categorized in the Transitional segment.  This campus has been fully taught out of as of December 31, 2018 and financial information for this campus has been included in the Transitional segment for the period ending June 30, 2018.  As of June 30, 2019, no campuses have been categorized in the Transitional segment.

Revenue was zero and $1.5 million for the three months ended June 30, 2019 and 2018 respectively.

Operating loss was zero and $0.9 million for the three months ended June 30, 2019 and 2018, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $6.4 million for the three months ended June 30, 2019 as compared to $5.9 million in the prior year comparable period.  The $0.5 million increase was primarily driven by costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.

Index
The following table present results for our three reportable segments for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	% Change
Revenue:
Transportation and Skilled Trades	$88,354	$84,832	4.2%
Healthcare and Other Professions	38,479	34,303	12.2%
Transitional	-	3,874	-100.0%
Total	$126,833	$123,009	3.1%

Operating Income (Loss):	2019	2018	% Change
Transportation and Skilled Trades	$4,300	$2,416	78.0%
Healthcare and Other Professions	2,811	1,918	46.6%
Transitional	-	(1,031)	100.0%
Corporate	(14,069)	(13,088)	-7.5%
Total	$(6,958)	$(9,785)	28.9%

Starts:
Transportation and Skilled Trades	3,849	3,765	2.2%
Healthcare and Other Professions	1,987	1,816	9.4%
Transitional	-	110	-100.0%
Total	5,836	5,691	2.5%

Average Population:
Transportation and Skilled Trades	6,935	6,610	4.9%
Healthcare and Other Professions	3,561	3,209	11.0%
Transitional	-	339	-100.0%
Total	10,496	10,158	3.3%

End of Period Population:
Transportation and Skilled Trades	7,195	6,975	3.2%
Healthcare and Other Professions	3,582	3,264	9.7%
Transitional	-	132	-100.0%
Total	10,777	10,371	3.9%

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Transportation and Skilled Trades
Student starts increased approximately 2.2% for the six months ended June 30, 2019 when compared to the prior year comparable period.

Operating income increased by $1.9 million, or 78%, to $4.3 million for the six months ended June 30, 2019 from $2.4 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $3.5 million, or 4.2%, to $88.4 million for the six months ended June 30, 2019, as compared to $84.8 million in the prior year comparable period.  The increase in revenue is due to continued student start growth which drove a 4.9% increase in average student population year over year.

•	Educational services and facilities expense remained essentially flat at $41 million for the six months ended June 30, 2019 and 2018 respectively.
•
Selling general and administrative expense increased $1.5 million, or 3.7%, to $43 million for the six months ended June 30, 2019, from $41.5 million in the prior year comparable period.  Increases in expense were primarily due to additional bad debt expense driven by an increased student population in addition to increased investments in sales and marketing expense. Investments in sales and marketing expense are expected to yield continued start growth over the next several quarters.

Index
Healthcare and Other Professions
Student starts increased 9.4% for the six months ended June 30, 2019 when compared to the prior year comparable period.

Operating income increased by $0.9 million, or 46.7%, to $2.8 million for the six months ended June 30, 2019 from $1.9 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $4.2 million, or 12.2%, to $38.5 million for the six months ended June 30, 2019, as compared to $34.3 million in the prior year comparable period.  The increase in revenue was mainly due to a 11% increase in average student population, which is attributed to consistent start growth over the last 21 months.

•
Educational services and facilities expense increased $1.7 million, or 10%, to $18.7 million for the six months ended June 30, 2019, from $17 million in the prior year comparable period.  The increase in expense was primarily driven by additional instructional expense and books and tools expense due to an 11% increase in student population year over year.

•
Selling, general and administrative expense increased by $1.6 million, or 10.3%, to $17 million for the six months ended June 30, 2019 from $15.4 million in the prior year comparable period.  Increases in expense were primarily due to additional bad debt expense driven by an increased student population in addition to increased investments in sales expense.

Transitional
During the year ended December 31, 2018, one campus, the LCNE campus at Southington, Connecticut was categorized in the Transitional segment.  This campus has been fully taught out of as of December 31, 2018 and financial information for this campus has been included in the Transitional segment for the period ending June 30, 2018.  As of June 30, 2019, no campuses have been categorized in the Transitional segment.

Revenue was zero and $3.9 million for the six months ended June 30, 2019 and 2018 respectively.

Operating loss was zero and $1 million for the six months ended June 30, 2019 and 2018, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $14.1 million for the six months ended June 30, 2019 as compared to $13.1 million in the prior year comparable period.  The $1 million increase was primarily driven by costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital expenditures are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(10,782)	$(12,334)
Net cash used in investing activities	(1,212)	(1,796)
Net cash used in financing activities	(22,966)	(28,853)

As of June 30, 2019, the Company had a net debt balance of $15.5 million compared to a net debt balance of $3.4 million as of December 31, 2018.  The decrease in cash position can mainly be attributed to the repayment of $26.6 million in borrowings under our line of credit facility; a net loss during the six months ended June 30, 2019; and seasonality of the business.  Management believes that the Company has adequate resources in place to execute its 2019 operating plan.

For the last several years, the Company and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  However, our financial and population results continue to improve as evidenced by our start growth for the last seven consecutive quarters.  As a result, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

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

Operating Activities

Net cash used in operating activities was $10.8 million for the six months ended June 30, 2019 compared to $12.3 million in the prior year comparable period.  The decrease in cash used in operating activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily due to operating losses and changes in working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition year over year.

Investing Activities

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2019 compared to $1.8 million in the prior year comparable period.  The decrease was primarily caused by reduced spending for capital expenditures during the first half of 2019.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our schools in Grand Prairie, Texas; Nashville, Tennessee; and Denver, Colorado and our property owned as part of a former school located in Suffield, Connecticut.

Capital expenditures are expected to approximate 2% of revenues in 2019.  We expect to fund future capital expenditures with cash generated from operating activities, borrowings under our credit facility, and cash from our real estate monetization.

Financing Activities

Net cash used in financing activities was $23.0 million for the six months ended June 30, 2019 as compared to $28.9 million in the prior year comparable period.    The decrease of $5.9 million was primarily due to decreased net borrowings of $22.9 million for the six months ended June 30, 2019 as compared to $28.4 million in the prior year comparable period.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured credit facility of $3.7 million; and (b) $26.6 million in total repayments made by the Company.

Credit Agreement

On March 31, 2017, the Company obtained a secured credit facility (the “Credit Facility”) from Sterling National Bank (the “Bank”) pursuant to a Credit Agreement dated March 31, 2017 among the Company, the Company’s subsidiaries and the Bank, which was subsequently amended on November 29, 2017, February 23, 2018, July 11, 2018 and, most recently, on March 6, 2019 (as amended, the “Credit Agreement”).  Prior to the most recent amendment of the Credit Agreement (the “Fourth Amendment”), the financial accommodations available to the Company under the Credit Agreement consisted of (a) a $25 million revolving loan facility designated as “Facility 1”, (b) a $25 million revolving loan facility (including a sublimit amount for letters of credit of $10 million) designated as “Facility 2” and (c) a $15 million revolving credit loan designated as “Facility 3”.

Index
Pursuant to the terms of the Fourth Amendment and upon its effectiveness, Facility 1 was converted into a term loan (the “Term Loan”) in the original principal amount of $22.7 million (such amount being the entire unpaid principal and accrued interest outstanding under Facility 1 as of the effective date of the Fourth Amendment), which matures on March 31, 2024 (the “Term Loan Maturity Date”).  The Term Loan is being repaid in monthly installments as follows:  (a) on April 1, 2019 and on the same day of each month thereafter through and including June 30, 2019, accrued interest only; (b) on July 1, 2019 and on the same day of each month thereafter through and including December 31, 2019, the principal amount of $0.2 million  plus accrued interest; (c) on January 1, 2020 and on the same day of each month thereafter through and including June 30, 2020, accrued interest only; (d) on July 1, 2020 and on the same day of each month thereafter through and including December 31, 2020, the principal amount of $0.6 million plus accrued interest; (e) on January 1, 2021 and on the same day of each month thereafter through and including June 30, 2021, accrued interest only; (f) on July 1, 2021 and on the same day of each month thereafter through and including December 31, 2021, the principal amount of $0.4 million plus accrued interest; (g) on January 1, 2022 and on the same day of each month thereafter through and including June 30, 2022, accrued interest only; (h) on July 1, 2022 and on the same day of each month thereafter through and including December 31, 2022, the principal amount of $0.4 million plus accrued interest; (i) on January 1, 2023 and on the same day of each month thereafter through and including June 30, 2023, accrued interest only; (j) on July 1, 2023 and on the same day of each month thereafter through and including December 31, 2023, the principal amount of $0.4 million plus accrued interest; (k)  on January 1, 2024 and on the same day of each month thereafter through and including the Term Loan Maturity Date, accrued interest only; and (l) on the Term Loan Maturity Date, the remaining outstanding principal amount of the Term Loan, together with accrued interest, will be due and payable.  In the event of a sale of any campus, school or business of the Company permitted under the Credit Agreement, 25% of the net proceeds of any such sale must be used to pay down the outstanding principal amount of the Term Loan in inverse order of maturity.

The maturity date of Facility 2 is April 30, 2020.  Facility 3 matured on May 31, 2019, unused, and is no longer available for borrowing.

Under the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through the proceeds of the Term Loan or other available cash of the Company.  Notwithstanding such requirement, pursuant to the terms of the Fourth Amendment, a $2.5 million revolving loan was advanced under Facility 2 at the closing of the Fourth Amendment on March 6, 2019 and an additional $1.25 million on both April 17, 2019 and July 26, 2019, respectively, without any requirement for cash collateral.  The $5 million in revolving loans advanced under Facility 2 must be repaid on November 1, 2019 and, prior to their repayment, the Company is required to make monthly payments of accrued interest only on such revolving loans.

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

In the event the Bank’s prime rate is greater than or equal to 6.50% while any loans are outstanding, the Company may be required to enter into a hedging contract in form and content satisfactory to the Bank.

The Company is required to give the Bank the first opportunity to provide any and all traditional banking services required by the Company, including, but not limited to, treasury management, loans and other financing services, on terms mutually acceptable to the Company and the Bank, in accordance with the terms set forth in the Fourth Amendment.  In the event that loans provided under the Credit Agreement are repaid through replacement financing, the Company must pay to the Bank an exit fee in an amount equal to 1.25% of the total amount repaid and the face amount of all letters of credit replaced in connection with the replacement financing; provided, however, that no exit fee will be required in the event the Bank or the Bank’s affiliate arranges or provides the replacement financing or the payoff of the applicable loans occurs after March 5, 2021.

In connection with the effectiveness of the Fourth Amendment, the Company paid to the Bank a one-time modification fee in the amount of $50,000.

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

As of June 30, 2019, the Company had $26.5 million outstanding under the Credit Facility; offset by $0.4 million of deferred finance fees.  As of December 31, 2018, the Company had $49.3 million outstanding under the Credit Facility, offset by $0.5 million of deferred finance fees, which were written-off.  As of June 30, 2019 and December 31, 2018, letters of credit in the aggregate outstanding principal amount of $4.5 million and $1.8 million, respectively, were outstanding under the Credit Facility.

The following table sets forth our long-term debt (in thousands):

	June 30, 2019	December 31, 2018
Credit agreement and term loan	$26,451	$49,301
Deferred financing fees	(437)	(532)
	26,014	48,769
Less current maturities	(4,579)	(15,000)
	$21,435	$33,769

As of June 30, 2019, we had outstanding loan commitments to our students of $64.2 million, as compared to $63.1 million at December 31, 2018.

Contractual Obligations

Long-term Debt.  As of June 30, 2019, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility.

Index
Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility and term loan	$26,450	$4,885	$5,675	$15,890	$-
Operating leases	66,352	16,683	22,652	11,710	15,307
Total contractual cash obligations	$92,802	$21,568	$28,327	$27,600	$15,307

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019, except for surety bonds.  As of June 30, 2019, we posted surety bonds in the total amount of approximately $12.7 million.  Cash collateralized letters of credit of $4.5 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases.

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

Outlook

Our nation is a facing a Skills Gap caused by technological, demographic and policy changes. Technology is permeating every industry and job and necessitating retraining of the existing workforce in order to keep them productive and engaged.  At the same time baby boomers are retiring in large numbers which is forcing companies to look for replacement employees but unfortunately there are not enough new skilled employees to replace the retiring ones.  A major reason for this shortfall is caused by the reduction of career education in many high schools starting in the 1980’s as policy makers decided more students needed to attend college and resources and programs were steered in that direction.  Consequently, today there are more job openings than qualified people to fill the jobs.  This is a great opportunity for our Company and one we proudly seek to remedy.

Traditionally, our enrollments decline in a low unemployment environment.  However for the last seven quarters, we have achieved growth despite declining unemployment levels. We attribute this growth to both better marketing of our high return on investment programs and a growing awareness that four year post-secondary degrees along with their high costs may not be the best option for everyone. By partnering with industry and increasing our advertising spend we expect to continue to grow awareness and our enrollments as we seek to eliminate the Skills Gap.  Employers are reaching out to us and we like the economy in general have more job requests from employers than graduates.

Furthermore, when the economy slows down, we expect that our enrollments will also increase as more people are displaced from the workforce and need to acquire skills to find employment.

Index
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

The DOE also provided guidance regarding the requirement to notify the DOE within specified timeframes of the occurrence of any of a list of events, actions or conditions that occur on or after July 1, 2017.  The DOE stated in the electronic announcement that it recognized that some institutions may have been uncertain about how to comply with these requirements in light of the delays and court orders regarding the effective date of the 2016 Final Regulations.  The DOE guidance generally gives institutions a 60-day period commencing from the date of the electronic announcement to send notifications of events, actions, or conditions that, with certain exceptions, occurred between the July 1, 2017 effective date of the 2016 Final Regulations and the date of the electronic announcement.  Institutions have an ongoing obligation under the 2016 Final Regulations to notify the DOE of subsequent events, actions or conditions that are triggering circumstances in the regulations.  See our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption “Regulatory Environment – Financial Responsibility Standards.”

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

Negotiated Rulemaking Update

On October 15, 2018, the DOE published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption “Regulatory Environment – Negotiated Rulemaking.”  The DOE released draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittee that covered additional topics and made additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019.  The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations.  On June 12, 2019, the DOE published proposed regulations on some of the topics in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations.  The DOE stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish those proposed changes.  The proposed changes to the regulations remain subject to further change during the rulemaking process. We cannot provide any assurances as to the timing, content or impact of any final regulations arising from the rulemaking process.

Gainful Employment Update

In October 2014, the DOE issued final gainful employment regulations requiring each educational program offered by our institutions to achieve threshold rates in at least one of two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio.  See our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption “Regulatory Environment – Gainful Employment.”  On July 1, 2019, the DOE issued final regulations that rescind the gainful employment regulations.  The final regulations have an effective date of July 1, 2020, but the DOE stated in an electronic announcement dated June 28, 2019 that institutions may elect to implement immediately the new regulations and that institutions that early implement the regulations will not be required to report gainful employment data for the 2018-2019 award year, to comply with requirements for including a gainful employment disclosure template in their promotional materials or directly distributing the disclosure template to prospective students, to post the gainful employment template and any other gainful employment disclosures required under the gainful employment regulations on their web pages, or to comply with certification requirements for gainful employment.  The DOE stated in the electronic announcement that institutions that do not early implement the new regulations are expected to comply with the existing gainful employment regulations until July 1, 2020.  We have elected to implement the new regulations early and have documented our early implementation of the new regulations as required by the DOE.

Index
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  Our obligations under our Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under our Credit Facility bear interest at the rate of 8.35% as of June 30, 2019.  As of June 30, 2019, we had $26.5 million outstanding under our Credit Facility.

Based on our outstanding debt balance as of June 30, 2019, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

In connection with the foregoing, as previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, by letter dated April 11, 2019, the NJ OAG issued a supplemental subpoena requesting additional information for the time period from April 11, 2014 to the present.  The Company submitted its response and is continuing to cooperate with the NJ OAG.

Also, on February 12, 2019, the Company received a notification from the State of Colorado Department of Law (“CDOL”) advising that it was initiating a compliance examination of one of its subsidiaries, Lincoln Technical Institute, Inc. The examination seeks to review a fixed number of company transactions.  The Company submitted its response and is cooperating with the CDOL.

Index
Item 6.	EXHIBITS

Exhibit Number	Description

10.1 #
Employment Agreement dated April 3, 2019 between Lincoln Educational Services Corporation and Stephen M. Buchenot (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 14, 2019	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

10.1 #
Employment Agreement dated April 3, 2019 between Lincoln Educational Services Corporation and Stephen M. Buchenot (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2019)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.