Form 10-Q
period 2019-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2019-11-14
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 12, 2019, there were 25,231,710 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,757	$17,571
Restricted cash	3,997	16,775
Accounts receivable, less allowance of $17,277 and $15,590 at September 30, 2019 and December 31, 2018, respectively	22,094	18,675
Inventories	1,899	1,451
Prepaid income taxes and income taxes receivable	358	178
Prepaid expenses and other current assets	4,257	2,461
Total current assets	44,362	57,111

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $172,190 and $171,109 at September 30, 2019 and December 31, 2018, respectively	48,209	49,292

OTHER ASSETS:
Noncurrent restricted cash	-	11,600
Noncurrent receivables, less allowance of $2,156 and $1,403 at September 30, 2019 and December 31, 2018, respectively	14,633	12,175
Deferred income taxes, net	-	424
Operating lease right-of-use assets	38,750	-
Goodwill	14,536	14,536
Other assets, net	1,247	900
Total other assets	69,166	39,635
TOTAL	$161,737	$146,038

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$7,117	$15,000
Unearned tuition	22,901	22,545
Accounts payable	18,899	14,107
Accrued expenses	9,523	10,605
Current portion of operating lease liabilities	9,089	-
Other short-term liabilities	595	2,324
Total current liabilities	68,124	64,581

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	19,785	33,769
Pension plan liabilities	4,149	4,271
Deferred income taxes, net	93	-
Long-term portion of operating lease liabilities	35,942	-
Accrued rent	-	3,410
Other long-term liabilities	64	141
Total liabilities	128,157	106,172

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value - 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2019 and December 31, 2018; issued and outstanding: 31,142,251 shares at September 30, 2019 and 30,552,333 shares at December 31, 2018	141,377	141,377
Additional paid-in capital	29,927	29,484
Treasury stock at cost - 5,910,541 shares at September 30, 2019 and December 31, 2018	(82,860)	(82,860)
Accumulated deficit	(51,264)	(44,073)
Accumulated other comprehensive loss	(3,600)	(4,062)
Total stockholders’ equity	33,580	39,866
TOTAL	$161,737	$146,038

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	$72,594	$70,078	$199,427	$193,087
COSTS AND EXPENSES:
Educational services and facilities	33,211	33,488	92,940	94,169
Selling, general and administrative	37,451	36,087	111,512	108,091
(Gain) loss on disposition of assets	(211)	427	(211)	537
Total costs & expenses	70,451	70,002	204,241	202,797
OPERATING INCOME (LOSS)	2,143	76	(4,814)	(9,710)
OTHER:
Interest income	1	6	7	25
Interest expense	(754)	(632)	(2,141)	(1,743)
INCOME (LOSS) BEFORE INCOME TAXES	1,390	(550)	(6,948)	(11,428)
PROVISION FOR INCOME TAXES	50	50	244	150
NET INCOME (LOSS)	$1,340	$(600)	$(7,192)	$(11,578)
Basic
Net income (loss) per share	$0.05	$(0.02)	$(0.29)	$(0.47)
Diluted
Net income (loss) per share	$0.05	$(0.02)	$(0.29)	$(0.47)
Weighted average number of common shares outstanding:
Basic	24,563	24,533	24,551	24,387
Diluted	24,608	24,533	24,551	24,387

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$1,340	$(600)	$(7,192)	$(11,578)
Other comprehensive income
Employee pension plan adjustments	154	162	462	485
Comprehensive income (loss)	$1,494	$(438)	$(6,730)	$(11,093)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE - January 1, 2019	30,552,333	$141,377	$29,484	$(82,860)	$(44,073)	$(4,062)	$39,866
Net loss	-	-	-	-	(5,467)	-	(5,467)
Employee pension plan adjustments	-	-	-	-	-	154	154
Stock-based compensation expense
Restricted stock	478,853	-	52	-	-	-	52
Net share settlement for equity-based compensation	(5,518)	-	(18)	-	-	-	(18)
BALANCE - March 31, 2019	31,025,668	141,377	29,518	(82,860)	(49,540)	(3,908)	34,587
Net loss	-	-	-	-	(3,064)	-	(3,064)
Employee pension plan adjustments	-	-	-	-	-	154	154
Stock-based compensation expense
Restricted stock	116,583	-	191	-	-	-	191
Net share settlement for equity-based compensation	-	-	-	-	-	-	-
BALANCE - June 30, 2019	31,142,251	141,377	29,709	(82,860)	(52,604)	(3,754)	31,868
Net income	-	-	-	-	1,340	-	1,340
Employee pension plan adjustments	-	-	-	-	-	154	154
Stock-based compensation expense
Restricted stock	-	-	218	-	-	-	218
Net share settlement for equity-based compensation	-	-	-	-	-	-	-
BALANCE - September 30, 2019	31,142,251	$141,377	$29,927	$(82,860)	$(51,264)	$(3,600)	$33,580

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE - January 1, 2018	30,624,407	$141,377	$29,334	$(82,860)	$(37,528)	$(4,510)	$45,813
Net loss	-	-	-	-	(6,874)	-	(6,874)
Employee pension plan adjustments	-	-	-	-	-	162	162
Stock-based compensation expense
Restricted stock	113,946	-	429	-	-	-	429
Net share settlement for equity-based compensation	(168,254)	-	(311)	-	-	-	(311)
BALANCE - March 31, 2018	30,570,099	141,377	29,452	(82,860)	(44,402)	(4,348)	39,219
Net loss	-	-	-	-	(4,104)	-	(4,104)
Employee pension plan adjustments	-	-	-	-	-	161	161
Stock-based compensation expense
Restricted stock	21,622	-	53	-	-	-	53
Net share settlement for equity-based compensation	(39,388)	-	(61)	-	-	-	(61)
BALANCE - June 30, 2018	30,552,333	141,377	29,444	(82,860)	(48,506)	(4,187)	35,268
Net loss	-	-	-	-	(600)	-	(600)
Employee pension plan adjustments	-	-	-	-	-	162	162
Stock-based compensation expense
Restricted stock	-	-	20	-	-	-	20
Net share settlement for equity-based compensation	-	-	-	-	-	-	-
BALANCE - September 30, 2018	30,552,333	$141,377	$29,464	$(82,860)	$(49,106)	$(4,025)	$34,850

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,192)	$(11,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,972	6,289
Amortization of deferred finance charges	354	275
Deferred income taxes	424	-
(Gain) loss on disposition of assets	(211)	537
Fixed asset donations	(893)	-
Provision for doubtful accounts	15,157	12,988
Stock-based compensation expense	460	502
Deferred rent	-	(697)
(Increase) decrease in assets:
Accounts receivable	(21,034)	(21,300)
Inventories	(448)	(654)
Prepaid income taxes and income taxes receivable	(180)	-
Prepaid expenses and other current assets	554	139
Other assets, net	(1,003)	(83)
Increase (decrease) in liabilities:
Accounts payable	4,197	9,007
Accrued expenses	(33)	1,983
Unearned tuition	356	(3,122)
Deferred income taxes	93	-
Other liabilities	(1,466)	(102)
Total adjustments	2,299	5,762
Net cash used in operating activities	(4,893)	(5,816)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,272)	(4,217)
Proceeds from insurance	211	-
Proceeds from sale of property and equipment	-	2,348
Net cash used in investing activities	(3,061)	(1,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(27,167)	(32,800)
Proceeds from borrowings	5,045	4,400
Payment of deferred finance fees	(98)	(94)
Net share settlement for equity-based compensation	(18)	(372)
Net cash used in financing activities	(22,238)	(28,866)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30,192)	(36,551)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	45,946	54,554
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$15,754	$18,003

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2019	2018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,638	$1,523
Income taxes	$113	$167
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,679	$392

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
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

In August 2018, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), a wholly-owned subsidiary of the Company, sold to Elite Property Enterprise, LLC the real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida and the improvements and certain personal property located thereon (the “Mangonia Park Property”), for a cash purchase price of $2,550,000.  At the closing, NEIT paid a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  Pursuant to the provisions of the Company’s credit agreement with its lender, Sterling National Bank, the net cash proceeds of the sale of the Mangonia Park Property were deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the credit facility.  In December 2018, the funds were used to repay the outstanding principal balance of the loans outstanding under the credit facility and such repayment permanently reduced the loan outstanding under the credit facility designated as Facility 1 under the Company’s credit agreement to a $22.7 million term loan.

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

Liquidity— For the last several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, for the last several years, the Company has incurred significant operating losses as a result of lower student population.  Despite these challenges, the Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  At September 30, 2019, the Company’s sources of cash primarily included cash and cash equivalents of $15.8 million (of which $4.0 million is restricted).  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.

Index
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2018 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2019.

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

New Accounting Pronouncements – In July 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-07, “Codification Updates to SEC Sections,” to reflect the recently adopted amendments to the SEC final rules that were done to modernize and simplify certain reporting requirements for public companies, investment advisers and investment companies. This ASU is effective upon issuance and did not have a significant impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. We are currently assessing the effect that ASC 326 will have on our financial position, results of operations, and disclosures.

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. FASB also issued ASU No. 2018-11, “Leases: Targeted Improvements” to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The practical expedient offers lessors an option to not separate non-lease components from the associated lease components when certain criteria are met.

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

Index
During the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

2.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic shares outstanding	24,563,038	24,532,648	24,550,999	24,386,689
Dilutive effect of stock options	44,466	-	-	-
Diluted shares outstanding	24,607,504	24,532,648	24,550,999	24,386,689

For the three months ended September 30, 2018, options to acquire 26,083 shares were excluded from the above table because the Company reported a net loss for the period and, therefore, the impact on reported loss per share would have been antidilutive.  For the nine months ended September 30, 2019 and 2018, options to acquire 93,654 and 57,680 shares, respectively, were excluded from the above table because the Company reported a net loss for each period and, therefore, their impact on reported loss per share would have been antidilutive.  For the three and nine months ended September 30, 2019 and 2018, options to acquire 133,000 and 139,000 shares were excluded from the above table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from contracts with students.  The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $22.9 million and $22.5 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The change in this contract liability balance during the nine month period ended September 30, 2019 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine month period ended September 30, 2019 that was included in the contract liability balance at the beginning of the year was $21.5 million.

Index
The following table depicts the timing of revenue recognition:

	Three months ended September 30, 2019				Nine months ended September 30, 2019
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$4,792	$1,308	$-	$6,100	$9,360	$3,541	$-	$12,901
Services transferred over time	47,860	18,634	-	66,494	131,646	54,880	-	186,526
Total revenues	$52,652	$19,942	$-	$72,594	$141,006	$58,421	$-	$199,427

	Three months ended September 30, 2018				Nine months ended September 30, 2018
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$4,514	$1,162	$56	$5,732	$8,219	$2,847	$62	$11,128
Services transferred over time	46,492	17,089	765	64,346	127,619	49,707	4,633	181,959
Total revenues	$51,006	$18,251	$821	$70,078	$135,838	$52,554	$4,695	$193,087

4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 11 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

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

Our operating lease cost for the three and nine months ended September 30, 2019 was $3.6 and $10.9 million, respectively.  The ROU asset amortization is included in other assets in the condensed consolidated cash flows for the nine months ended September 30, 2019.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,674	$11,277
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets*	$2,811	$51,445

* Includes effect of adoption of ASU 2016-02 and related amendments and a new lease entered into on January 1, 2019 of $5.6 million.

On August 1, 2019 there was a lease re-measurement of $3.0 million.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

Three Months Ended September 30, 2019
Weighted-average remaining lease term	5.75 years
Weighted-average discount rate	14.34%

Maturities of lease liabilities by fiscal year for our operating leases as of September 30, 2019 are as follows:

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$3,828
2020	14,452
2021	11,804
2022	9,344
2023	6,997
2024	3,980
Thereafter	15,924
Total lease payments	66,329
Less: imputed interest	(21,298)
Present value of lease liabilities	$45,031

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$16,939
2020	14,183
2021	10,708
2022	8,180
2023	5,811
Thereafter	17,610
$73,431

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the nine months ended September 30, 2019 and 2018.

The Company reviews goodwill and intangible assets for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill and intangible assets with indefinite lives for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that, as of September 30, 2019 and 2018, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at September 30, 2019 and 2018 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2019	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2019	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2018	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2018	$117,176	$(102,640)	$14,536

As of September 30, 2019 and 2018, the goodwill balance is related to the Transportation and Skilled Trades segment.

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
Credit agreement and term loan	$27,133	$49,301
Auto loan	46	-
Deferred financing fees	(277)	(532)
	26,902	48,769
Less current maturities	(7,117)	(15,000)
	$19,785	$33,769

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

Under the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through the proceeds of the Term Loan or other available cash of the Company.  Notwithstanding such requirement, pursuant to the terms of the Fourth Amendment, a $2.5 million revolving loan was advanced under Facility 2 at the closing of the Fourth Amendment on March 6, 2019 and an additional $1.25 million on both April 17, 2019 and July 26, 2019, respectively, without any requirement for cash collateral.  The $5 million in revolving loans advanced under Facility 2 was repaid on November 1, 2019, as required by the Credit Agreement, and, prior to their repayment, the Company made monthly payments of accrued interest only on such revolving loans.

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

Each issuance of a letter of credit under Facility 2 will require the payment of a letter of credit fee to the Bank equal to a rate per annum of 1.75% on the daily amount available to be drawn under the letter of credit, which fee shall be payable in quarterly installments in arrears.  Letters of credit that were outstanding under a $9.5 million letter of credit facility previously provided to the Company by the Bank, which letter of credit facility was set to mature on April 1, 2017, are treated as letters of credit under Facility 2.

The terms of the Credit Agreement require the Company to maintain, on deposit in one or more non-interest bearing accounts, a minimum of $5 million in quarterly average aggregate balances, which, if not maintained, results in a fee of $12,500 payable to the Bank for that quarter.

In addition to the foregoing, the Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.  As of September 30, 2019, the Company is in compliance with all covenants, including financial covenants that (i) restrict capital expenditures tested on a fiscal year end basis; (ii) prohibit the incurrence of a net loss commencing on December 31, 2019; and (iii) require a minimum adjusted EBITDA tested quarterly on a rolling twelve month basis.  The Fourth Amendment (i) modifies the minimum adjusted EBITDA required; (ii) eliminates the requirement for a minimum funded debt to adjusted EBITDA ratio; and (iii) requires the maintenance of a maximum funded debt to adjusted EBITDA ratio tested quarterly on a rolling twelve month basis.

Index
As of September 30, 2019, the Company had $27.1 million outstanding under the Credit Facility; offset by $0.3 million of deferred finance fees.  As of December 31, 2018, the Company had $49.3 million outstanding under the Credit Facility, offset by $0.5 million of deferred finance fees, which were written-off.  As of September 30, 2019 and December 31, 2018, letters of credit in the aggregate outstanding principal amount of $4.0 million and $1.8 million, respectively, were outstanding under the Credit Facility.

Subsequent to the end of the fiscal quarter ended September 30, 2019, on November 14, 2019, the Credit Facility was replaced by a new $60 million credit facility between the Company and the Bank.  See Part II, Item 5 Other Information for details regarding the replacement credit facility.

Scheduled maturities of long-term debt including the short-term portion at September 30, 2019 are as follows:

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$5,567
2020	3,451
2021	2,270
2022	2,270
2023	2,270
Thereafter	11,351
$27,179

7.	STOCKHOLDERS’ EQUITY

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

For the nine months ended September 30, 2019 and 2018, the Company completed a net share settlement for 5,518 and 207,642 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2019 and/or 2018, creating taxable income for the employees.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of less than $0.1 million and $0.4 million for each of the nine months ended September 30, 2019 and 2018, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2018	35,908	$2.23
Granted	598,982	3.15
Canceled	(3,546)	3.17
Vested	(35,908)	2.23

Nonvested restricted stock outstanding at September 30, 2019	595,436	3.15

The restricted stock expense for each of the three months ended September 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively.  The restricted stock expense for each of the nine months ended September 30, 2019 and 2018 was $0.5 million and $0.5 million, respectively.  The unrecognized restricted stock expense as of September 30, 2019 and December 31, 2018 was $1.4 million and $0.1 million, respectively.  As of September 30, 2019, outstanding restricted shares under the LTIP had aggregate intrinsic value of $1.2 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	139,000	$12.14	2.53 years	$-
Canceled	(6,000)	20.62	-
Granted/Vested	-	-		-

Outstanding at September 30, 2019	133,000	11.76	1.83 years	-

Vested as of September 30, 2019	133,000	11.76	1.83 years	-

Exercisable as of September 30, 2019	133,000	11.76	1.83 years	-

As of September 30, 2019, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At September 30, 2019
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$ 4.00-$13.99	91,000	2.42	$7.79	91,000	$7.79
$ 14.00-$19.99	17,000	0.09	19.98	17,000	19.98
$ 20.00-$25.00	25,000	0.85	20.62	25,000	20.62

	133,000	1.83	11.76	133,000	11.76

Index
8.	INCOME TAXES

The provision for income taxes for the three months ended September 30, 2019 and 2018 was $0.1 million, or 3.6% of pretax income, and less than $0.1 million, or 9.1% of pretax loss, respectively.  The provision for income taxes for the nine months ended September 30, 2019 and 2018 was $0.2 million, or 3.5% of pretax loss, and $0.2 million, or 1.3% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of September 30, 2019 except deferred tax liability related to indefinite lived intangibles for which, the valuation allowance was reduced by $0.1 million and a corresponding deferred tax expense was recognized as of September 30, 2019.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part II, Item 1, and in Note 9 to the notes to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2019.

As previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, by letter dated April 11, 2019, the NJ OAG issued a supplemental subpoena requesting additional information for the time period from April 11, 2014 to the present.  The Company submitted its response to the supplemental subpoena.  Subsequently, by email dated August 20, 2019, the NJ OAG requested additional records of the Company from the years 2012 and 2013.  The Company has responded to the NJ OAG’s most recent record request and is continuing to cooperate with the NJ OAG.

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

Index
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

Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
Transportation and Skilled Trades	$52,652	72.5%	$51,008	72.8%	$6,752	$6,330
Healthcare and Other Professions	19,942	27.5%	18,249	26.0%	1,403	830
Transitional	-	0.0%	821	1.2%	-	(1,863)
Corporate	-	0.0%	-	0.0%	(6,012)	(5,221)
Total	$72,594	100.0%	$70,078	100.0%	$2,143	$76

	For the Nine Months Ended September 30,
	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
Transportation and Skilled Trades	$141,005	70.7%	$135,838	70.4%	$11,051	$8,747
Healthcare and Other Professions	58,422	29.3%	52,554	27.2%	4,214	2,747
Transitional	-	0.0%	4,695	2.4%	-	(2,899)
Corporate	-	0.0%	-	0.0%	(20,079)	(18,305)
Total	$199,427	100.0%	$193,087	100.0%	$(4,814)	$(9,710)

	Total Assets
	September 30, 2019	December 31, 2018
Transportation and Skilled Trades	$111,132	$92,070
Healthcare and Other Professions	27,926	14,078
Transitional	-	527
Corporate	22,679	39,363
Total	$161,737	$146,038

Index
11.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	September 30, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$11,757	$11,757	$-	$-	$11,757
Restricted cash	3,997	3,997	-	-	3,997
Prepaid expenses and other current assets	4,257	-	4,257	-	4,257

Financial Liabilities:
Accrued expenses	$9,523	$-	$9,523	$-	$9,523
Other short term liabilities	595	-	595	-	595
Credit facility and term loan	26,902	-	20,182	-	20,182

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

12.	SUBSEQUENT EVENTS

(a)  Sale of Series A Convertible Preferred Stock.
On November 14, 2019, the Company raised gross proceeds of $12,700,000 from the sale of 12,700 shares of its newly-designated Series A Convertible Preferred Stock, no par value per share. See Part II, Item 5 Other Information “Sale of Series A Convertible Preferred Stock” for a description of the transaction and the rights of the Series A Preferred Stock and the holders thereof.

(b)  Replacement Credit Facility with Sterling National Bank
On November 14, 2019, the Company entered into a new senior secured credit agreement with its lender, Sterling National Bank.
See Part II, Item 5 Other Information “$60 Million Credit Facility with Sterling National Bank” for a description of the new credit facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report to “we,” “our,” “us” and the “Company,” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

Index
The interim financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2018.

General

The Company provides diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology programs.  The schools, currently consisting of 22 schools in 14 states, operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

Our business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions or “HOPS”, and (c) Transitional, which refers to businesses that have been taught out.

In August 2018, the Company’s wholly-owned subsidiary, New England Institute of Technology at Palm Beach, Inc. (“NEIT”), sold to Elite Property Enterprise, LLC real property owned by  NEIT located at 1126 53rd Court North, Mangonia Park, Palm Beach County, Florida and the improvements and certain personal property located thereon (the “Mangonia Park Property”), for a cash purchase price of $2,550,000.  At closing, NEIT paid a real estate brokerage fee equal to 5% of the gross sales price and other customary closing costs and expenses.  Pursuant to the provisions of the Company’s credit facility with its lender, Sterling National Bank, the net cash proceeds of the sale of the Mangonia Park Property were deposited into an account with the lender to serve as additional security for loans and other financial accommodations provided to the Company and its subsidiaries under the credit facility.  In December 2018, the funds were used to repay the outstanding principal balance of the loans outstanding under the credit facility and such repayment permanently reduced the revolving loan availability under the credit facility designated as Facility 1 under the Company’s Credit Agreement to $22.7 million.

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

As of September 30, 2019, we had 12,015 students enrolled at 22 campuses in our programs.

Recent Developments

Subsequent to the end of the fiscal quarter ended September 30, 2019, on November 14, 2019, the Company raised $12,700,000 from the sale of 12,700 shares of its Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”), authorized by its Board of Directors.  The Series A Preferred Stock was sold by the Company pursuant to a Securities Purchase Agreement dated as of November 14, 2019 among the Company, Juniper Targeted Opportunity Fund, L.P. and Junior Targeted Opportunities, L.P. (together, “Juniper”) another investor party thereto (such investor, together with Juniper, the “Investors”). The proceeds of the sale net of transaction expenses will be used for working capital or other general corporate purposes.  See the discussion of the Securities Purchase Agreement, the Series A Preferred Stock and the Registration Rights Agreement under the heading Part II. Item 5. Other Information “Sales of Series A Convertible Preferred Stock”.

Subsequent to the end of the fiscal quarter ended September 30, 2019, on November 14, 2019, the Company entered into a new $60 million credit facility with Sterling National Bank, which replaced the existing credit facility between the Company and Sterling National Bank.  Additional information regarding the terms of this replacement credit facility is included under the heading in Part II, Item 5. Other Information “$60 Million Credit Facility with Sterling National Bank”.

Index
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Note 1 to the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2019.

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2019

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	45.7%	49.4%	46.6%	49.3%
Selling, general and administrative	51.6%	56.4%	55.9%	58.5%
(Gain) loss on sale of assets	-0.3%	0.0%	-0.1%	0.1%
Total costs and expenses	97.0%	105.8%	102.4%	107.9%
Operating gain (loss)	3.0%	-5.8%	-2.4%	-7.9%
Interest expense, net	-1.1%	-0.8%	-1.1%	-0.9%
Loss from operations before income taxes	1.9%	-6.6%	-3.5%	-8.8%
Provision for income taxes	0.0%	0.1%	0.1%	0.1%
Net Loss	1.9%	-6.7%	-3.6%	-8.9%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Consolidated Results of Operations

Revenue.   Revenue increased by $2.5 million, or 3.6%, to $72.6 million for the three months ended September 30, 2019 from $70.1 million in the prior year comparable period.  Excluding the Transitional segment, which had revenue of zero and $0.8 million for the three months ended September 30, 2019 and 2018 respectively, revenue increased by $3.3 million, or 4.8%.  The increase in revenue is due to a 3.3% increase in average student population, which is attributed to the Company’s consistent student start growth over the last two years.

Total student starts increased by 2.7% for the three months ended September 30, 2019 as compared to the prior year comparable period.  Excluding the Transitional segment student starts increased 3.4% quarter over quarter.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Index
Educational services and facilities expense.  Our educational services and facilities expense decreased by $0.3 million, or 0.8%, to $33.2 million for the three months ended September 30, 2019 from $33.5 million in the prior year comparable period.  Excluding the Transitional segment, which had expense of $1.2 million in the prior year quarter, educational services and facilities expenses increased $0.9 million.  The increase was primarily the result of increases in instructional salaries and benefits expense and books and tools expense resulting from a larger student population quarter over quarter. Educational services and facilities expense, as a percentage of revenue, decreased to 45.7% for the three months ended September 30, 2019 from 49.4% in the prior year comparable period.

Selling, general and administrative expense.   Our selling, general and administrative expense increased $1.4 million, or 3.8%, to $37.5 million for the three months ended September 30, 2019 from $36.1 million in the prior year comparable period.   Excluding the Transitional segment, which had expenses of $1.5 million, selling, general and administrative expenses increased $2.9 million. This increase was primary driven by additional bad debt expense driven in part by a larger student population, in combination with a slight deterioration of historical repayment rates.  Further contributing to increased costs were increases in salaries and benefits expense in addition to costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.  No additional costs pertaining to these strategic initiatives will be incurred going forward.

Net interest expense.   Net interest expense remained essentially flat at $0.7 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively.

Income taxes.    Our provision for income taxes has remained essentially flat at less than $0.1 million for the three months ended September 30, 2019 and 2018 respectively.

No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance.  Minimal state income tax expenses were recognized during the quarter.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Consolidated Results of Operations

Revenue.   Revenue increased by $6.3 million, or 3.3%, to $199.4 million for the nine months ended September 30, 2019 from $193.1 million in the prior year comparable period.  Excluding the Transitional segment, which had revenue of zero and $4.7 million for the nine months ended September 30, 2019 and 2018 respectively, revenue increased by $11.0 million, or 5.9%. The increase in revenue is due to a 3.3% increase in average student population, which is attributed to the Company’s consistent student start growth over the last two years.

Total student starts increased by 2.6% for the nine months ended September 30, 2019 as compared to the prior year comparable period.  Excluding the Transitional segment student starts increased 4% year over year.  We attribute this growth to our improved processes in marketing and admissions.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense decreased by $1.2 million, or 1.3%, to $92.9 million for the nine months ended September 30, 2019 from $94.2 million in the prior year comparable period.  Excluding the Transitional segment, which had expense of $3.9 million in the prior year, educational services and facilities expenses increased $2.7 million.  The increase was primarily the result of increases in instructional salaries and benefits expense and books and tools expense resulting from a larger student population year over year. Educational services and facilities expense, as a percentage of revenue, decreased to 46.6% for the three months ended September 30, 2019 from 49.3% in the prior year comparable period.

Selling, general and administrative expense.   Our selling, general and administrative expense increased $3.4 million, or 3.2%, to $111.5 million for the nine months ended September 30, 2019 from $108.1 million in the prior year comparable period.   Excluding the Transitional segment, which had expense of $3.7 million in the prior year, selling, general and administrative expenses increased $7.1 million.  This increase was primary driven by additional bad debt expense driven in part by a larger student population, in combination with a slight deterioration of historical repayment rates.  Further contributing to increased costs were investments made in sales and marketing expense expected to yield continued start growth over the next several quarters in addition to increases in salaries and benefits expense. Additional costs were incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.  No additional costs pertaining to these strategic initiatives will be incurred going forward.

Net interest expense.   Net interest expense increased $0.4 million, or 24.2%, to $2.1 million for the nine months ended September 30, 2019 from $1.7 million in the prior year comparable period.  This increase in expense is a direct result of slight increases in both principal balance and interest rates in addition to the write-off of some non-cash deferred finance fees.

Index
Income taxes.    Our provision for income taxes has remained essentially flat at $0.2 million for the nine months ended September 30, 2019 and 2018 respectively

As of September 30, 2019, the full valuation allowance was reduced for deferred tax liability related to indefinite lived intangibles by $0.1 million and $0.1 million of deferred tax expense was recognized.  In addition, minimal state tax expenses were recognized for the nine months ended September 30, 2019.

As of September 30, 2019, $0.4 million of deferred tax asset for refundable AMT credits was reclassified to income tax receivable as we expect to receive the refund of these credits upon future corporate income tax return filings.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of September 30, 2019, no campuses have been categorized in the Transitional segment.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table present results for our three reportable segments for the three months ended September 30, 2019 and 2018:

	Three Months Months Ended Sept 30,
	2019	2018	% Change
Revenue:
Transportation and Skilled Trades	$52,652	$51,008	3.2%
Healthcare and Other Professions	19,942	18,249	9.3%
Transitional	-	821	-100.0%
Total	$72,594	$70,078	3.6%

Operating Income (Loss):
Transportation and Skilled Trades	$6,752	$6,330	6.7%
Healthcare and Other Professions	1,403	830	69.0%
Transitional	-	(1,863)	100.0%
Corporate	(6,012)	(5,221)	-15.2%
Total	$2,143	$76	2719.7%

Starts:
Transportation and Skilled Trades	3,398	3,391	0.2%
Healthcare and Other Professions	1,381	1,232	12.1%
Transitional	-	30	-100.0%
Total	4,779	4,653	2.7%

Average Population:
Transportation and Skilled Trades	7,635	7,453	2.4%
Healthcare and Other Professions	3,619	3,317	9.1%
Transitional	-	127	-100.0%
Total	11,254	10,897	3.3%

End of Period Population:
Transportation and Skilled Trades	8,055	7,922	1.7%
Healthcare and Other Professions	3,960	3,637	8.9%
Transitional	-	173	-100.0%
Total	12,015	11,732	2.4%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Transportation and Skilled Trades

Student starts for the quarter increased slightly for the three months ended September 30, 2019 when compared to the prior year comparable period.

Operating income increased $0.4 million, to $6.8 million for the three months ended September 30, 2019 from $6.3 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased $1.6 million, or 3.2%, to $52.7 million for the three months ended September 30, 2019, as compared to $51.0 million in the prior year comparable period.  The increase in revenue is due to a 2.4% increase in average student population quarter over quarter.

•
Educational services and facilities expense increased $0.3 million, or 1.2% to $23.7 million for the three months ended September 30, 2019, as compared to $23.4 million in the prior year comparable period.  The increase quarter over quarter is primarily due to a larger student population driving a $0.6 million increase in instructional expenses and books and tools expense.  Partially offsetting the increases were cost savings of $0.3 million in facilities expense resulting from the successful negotiation of more favorable lease terms at one of our campuses.

Index
•
Selling, general and administrative expense increased $1.1 million, or 5.4%, to $22.4 million for the three months ended September 30, 2019, from $21.3 million in the prior year comparable period.  Increased expenses were primarily the result of additional bad debt expense driven in part by a larger student population, in combination with a slight deterioration of historical repayment rates.  Further contributing to the additional expense were increases in salaries and benefits.

Healthcare and Other Professions

Student starts increased by 12.1% for the three months ended September 30, 2019 when compared to the prior year comparable period.

Operating income increased by $0.6 million, to $1.4 million for the three months ended September 30, 2019 from $0.8 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $1.7 million, or 9.3%, to $19.9 million for the three months ended September 30, 2019, as compared to $18.3 million in the prior year comparable period.  The increase in revenue was mainly due to a 9.1% increase in average student population, which is attributed to consistent start growth over the last two years.

•
Educational services and facilities expense increased $0.6 million, or 7.1%, to $9.5 million for the three months ended September 30, 2019, from $8.9 million in the prior year comparable period.  The increase in expense quarter over quarter was primarily due to additional instructional expense driven by a consistently growing student population.

•
Selling, general and administrative expense increased by $0.5 million, or 5.7%, to $9 million for the three months ended September 30, 2019 from $8.6 million in the prior year comparable period.  Increased expense was primarily the result of additional bad debt expense driven by a larger student population in combination with a slight deterioration of historical repayment rates.

Transitional
During the year ended December 31, 2018, one campus, the LCNE campus at Southington, Connecticut was categorized in the Transitional segment.  This campus has been fully taught out of as of December 31, 2018 and financial information for this campus has been included in the Transitional segment for the period ending September 30, 2018.  As of September 30, 2019, no campuses have been categorized in the Transitional segment.

Revenue was zero and $0.8 million for the three months ended September 30, 2019 and 2018 respectively.  Operating loss was zero and $1.9 million for the three months ended September 30, 2019 and 2018, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $6.0 million for the three months ended September 30, 2019 as compared to $5.2 million in the prior year comparable period.  Additional expense was primarily the result of increases in salaries and benefits expense and costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.  No additional costs pertaining to these strategic initiatives will be incurred going forward.

Index
The following table present results for our three reportable segments for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	% Change
Revenue:
Transportation and Skilled Trades	$141,005	$135,838	3.8%
Healthcare and Other Professions	58,422	52,554	11.2%
Transitional	-	4,695	-100.0%
Total	$199,427	$193,087	3.3%

Operating Income (Loss):
Transportation and Skilled Trades	$11,051	$8,747	26.3%
Healthcare and Other Professions	4,214	2,747	53.4%
Transitional	-	(2,899)	100.0%
Corporate	(20,079)	(18,305)	-9.7%
Total	$(4,814)	$(9,710)	50.4%

Starts:
Transportation and Skilled Trades	7,247	7,156	1.3%
Healthcare and Other Professions	3,368	3,048	10.5%
Transitional	-	140	-100.0%
Total	10,615	10,344	2.6%

Average Population:
Transportation and Skilled Trades	7,169	6,891	4.0%
Healthcare and Other Professions	3,581	3,245	10.4%
Transitional	-	269	-100.0%
Total	10,750	10,405	3.3%

End of Period Population:
Transportation and Skilled Trades	8,055	7,922	1.7%
Healthcare and Other Professions	3,960	3,637	8.9%
Transitional	-	173	-100.0%
Total	12,015	11,732	2.4%

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Transportation and Skilled Trades

Student starts increased approximately 1.3% for the nine months ended September 30, 2019 when compared to the prior year comparable period.

Operating income increased by $2.3 million, or 26.3%, to $11.1 million for the nine months ended September 30, 2019 from $8.8 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $5.2 million, or 3.8%, to $141 million for the nine months ended September 30, 2019, as compared to $135.8 million in the prior year comparable period.  The increase in revenue is primarily due to a 4% increase in average student population year over year.

•
Educational services and facilities expense increased $0.4 million, or 0.6% to $64.8 million for the nine months ended September 30, 2019, as compared to $64.4 million in the prior year comparable period.  Increased costs are primarily due to $1.4 million of additional instructional expenses and books and tools expense resulting from a higher student population.  Partially offsetting the increases were cost savings of $1.0 million in facilities expense resulting from the successful negotiation of more favorable lease terms at one of our campuses.

Index
•
Selling, general and administrative expense increased $2.7 million, or 4.3%, to $65.4 million for the nine months ended September 30, 2019, from $62.7 million in the prior year comparable period.  Increased expenses were primarily the result of additional bad debt expense driven in part by a larger student population, in combination with a slight deterioration of historical repayment rates.  Further contributing to the additional expense were increases in salaries and benefits expense and increased sales expense and marketing expense.  Additional investment in sales expense and marketing expense are expected to yield continued start growth over the next several quarters.

Healthcare and Other Professions

Student starts increased 10.5% for the nine months ended September 30, 2019 when compared to the prior year comparable period.

Operating income increased by $1.5 million, or 53.4%, to $4.2 million for the nine months ended September 30, 2019 from $2.7 million in the prior year comparable period mainly due to the following factors:

•
Revenue increased by $5.9 million, or 11.2%, to $58.4 million for the nine months ended September 30, 2019, as compared to $52.6 million in the prior year comparable period.  The increase in revenue was mainly due to a 10.4% increase in average student population, which is attributed to consistent start growth over the last two years.

•
Educational services and facilities expense increased $2.3 million, or 9%, to $28.2 million for the nine months ended September 30, 2019, from $25.9 million in the prior year comparable period.  The increase in expense was primarily driven by additional instructional expense and books and tools expense due to a 10.4% increase in average student population year over year. Further contributing to the increased costs were increases in facilities expense.

•
Selling, general and administrative expense increased by $2.1 million, or 8.7%, to $26.0 million for the nine months ended September 30, 2019 from $23.9 million in the prior year comparable period.  Increases in expense were primarily the result of additional bad debt expense driven in part by a larger student population, in combination with a slight deterioration of historical repayment rates.

Transitional
During the year ended December 31, 2018, one campus, the LCNE campus at Southington, Connecticut was categorized in the Transitional segment.  This campus has been fully taught out as of December 31, 2018 and financial information for this campus has been included in the Transitional segment for the period ending September 30, 2018.  As of September 30, 2019, no campuses have been categorized in the Transitional segment.

Revenue was zero and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively.  Operating loss was zero and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $20.1 million for the nine months ended September 30, 2019 as compared to $18.3 million in the prior year comparable period.  Additional expense was primarily the result of increases in salaries and benefits expense and costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value.  No additional costs pertaining to these strategic initiatives will be incurred going forward.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital expenditures are for facilities expansion and maintenance, and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(4,893)	$(5,816)
Net cash used in investing activities	(3,061)	(1,869)
Net cash used in financing activities	(22,238)	(28,866)

As of September 30, 2019, the Company had a net debt balance of $11.4 million compared to a net debt balance of $3.4 million as of December 31, 2018.  The decrease in cash position can mainly be attributed to the repayment of $27.2 million in borrowings under our line of credit facility; a net loss during the nine months ended September 30, 2019; and seasonality of the business.  Management believes that the Company has adequate resources in place to execute its 2019 operating plan.

Index
For the last several years, the Company and the proprietary school sector generally have faced deteriorating earnings growth. Government regulations have negatively impacted earnings by making it more difficult for prospective students to obtain loans, which when coupled with the overall economic environment have hindered prospective students from enrolling in our schools. In light of these factors, we have incurred significant operating losses as a result of lower student population.  However, our financial and population results continue to improve as evidenced by our start growth for the last two years.  As a result, we believe that our likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

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

Operating Activities

Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2019 compared to $5.8 million in the prior year comparable period.  The decrease in cash used in operating activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to a decrease in operating losses and changes in working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition year over year.

Investing Activities

Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2019 compared to $1.9 million in the prior year comparable period.  The increase was primarily caused by proceeds received from the sale of the Mangonia Park Property in the prior year partially offset by reduced spending for capital expenditures.

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

Financing Activities

Net cash used in financing activities was $22.2 million for the nine months ended September 30, 2019 as compared to $28.9 million in the prior year comparable period.    The decrease of $6.7 million was primarily due to decreased net borrowings of $22.1 million for the nine months ended September 30, 2019 as compared to $28.4 million in the prior year comparable period.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured credit facility of $5 million; and (b) $27.1 million in total repayments made by the Company.

Index
March 31, 2017 Credit Agreement

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

Under the terms of the Credit Agreement, all draws under Facility 2 for letters of credit or revolving loans must be secured by cash collateral in an amount equal to 100% of the aggregate stated amount of the letters of credit issued and revolving loans outstanding through the proceeds of the Term Loan or other available cash of the Company.  Notwithstanding such requirement, pursuant to the terms of the Fourth Amendment, a $2.5 million revolving loan was advanced under Facility 2 at the closing of the Fourth Amendment on March 6, 2019 and an additional $1.25 million on both April 17, 2019 and July 26, 2019, respectively, without any requirement for cash collateral.  The $5 million in revolving loans advanced under Facility 2 was repaid on November 1, 2019, as required by the Credit Agreement, and, prior to their repayment, the Company made monthly payments of accrued interest only on such revolving loans.

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

Index
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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants.  The Credit Agreement also contains events of default customary for facilities of this type.  As of September 30, 2019, the Company is in compliance with all covenants, including financial covenants that (i) restrict capital expenditures tested on a fiscal year end basis; (ii) prohibit the incurrence of a net loss commencing on December 31, 2019; and (iii) require a minimum adjusted EBITDA tested quarterly on a rolling twelve-month basis.  The Fourth Amendment (i) modifies the minimum adjusted EBITDA required; (ii) eliminates the requirement for a minimum funded debt to adjusted EBITDA ratio; and (iii) requires the maintenance of a maximum funded debt to adjusted EBITDA ratio tested quarterly on a rolling twelve month basis.

 As of September 30, 2019, the Company had $27.1 million outstanding under the Credit Facility; offset by $0.3 million of deferred finance fees.  As of December 31, 2018, the Company had $49.3 million outstanding under the Credit Facility, offset by $0.5 million of deferred finance fees, which were written-off.  As of September 30, 2019 and December 31, 2018, letters of credit in the aggregate outstanding principal amount of $4.0 million and $1.8 million, respectively, were outstanding under the Credit Facility.

The following table sets forth our long-term debt (in thousands):

	September 30, 2019	December 31, 2018
Credit agreement and term loan	$27,133	$49,301
Auto loan	46	-
Deferred financing fees	(277)	(532)
	26,902	48,769
Less current maturities	(7,117)	(15,000)
	$19,785	$33,769

As of September 30, 2019, we had outstanding loan commitments to our students of $71.5 million, as compared to $63.1 million at December 31, 2018.

Contractual Obligations

Long-term Debt.  As of September 30, 2019, our current portion of long-term debt and our long-term debt consisted of borrowings under our Credit Facility and an auto loan.

Lease Commitments.  We lease offices, educational facilities and equipment for varying periods through the year 2030 at base annual rentals (excluding taxes, insurance, and other expenses under certain leases).

Index
The following table contains supplemental information regarding our total contractual obligations as of September 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility and term loan	$27,133	$7,270	$5,108	$14,755	$-
Operating leases	66,349	14,982	22,467	13,290	15,610
Total contractual cash obligations	$93,482	$22,252	$27,575	$28,045	$15,610

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019, except for surety bonds.  As of September 30, 2019, we posted surety bonds in the total amount of approximately $12.7 million.  Cash collateralized letters of credit of $4.0 million are primarily comprised of letters of credit for the DOE and security deposits in connection with certain of our real estate leases.

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

Outlook

Our nation is a facing a skills gap caused by technological, demographic and policy changes. Technology is permeating every industry and job and necessitating retraining of the existing workforce in order to keep them productive and engaged.  At the same time, the retirement of baby boomers in large numbers is forcing companies to look for replacement employees.  Unfortunately, there are not enough new skilled employees to replace the retiring ones.  A major reason for this shortfall is caused by the reduction of career education in many high schools starting in the 1980’s as policy makers decided more students needed to attend college and resources and programs were steered in that direction.  Consequently, today there are more job openings than qualified people to fill the jobs.  This problem presents a great opportunity for our Company and one we proudly seek to remedy.

Traditionally, our enrollments decline in a low unemployment environment.  However, for the last seven quarters, we have achieved growth despite declining unemployment levels. We attribute this growth to both better marketing of our high return on investment programs and a growing awareness that four year post-secondary degrees along with their high costs may not be the best option for everyone. By partnering with industry and increasing our advertising spend, we expect to continue to grow awareness of our schools  and increase our enrollments as we seek to eliminate the skills gap.  Employers are reaching out to us seeking to employ our graduates.  Like the economy in general, we have more job requests from employers than graduates to fill them.

Furthermore, when the economy slows down, we expect that our enrollments will also increase as more people are displaced from the workforce and need to acquire skills to find employment.

Index
Pending DOE Determination Letters

On October 11, 2019, the DOE issued a preliminary audit determination letter to our Columbia and Indianapolis institutions in connection with the annual Title IV compliance audit for each institution for the 2018 fiscal year. The DOE requested that each of the two institutions conduct a file review of all students from the 2018 fiscal year to identify if any additional unearned federal student aid funds must be returned by the institution. We are in the process of preparing the required file reviews for submission to the DOE. After the file reviews are submitted, the DOE is expected to issue a final audit determination for both institutions in which it would assess any liabilities and identify any other required actions or sanctions, if necessary. We have the right to appeal any asserted liabilities under an administrative appeal process within the DOE.

On October 9, 2019, the DOE issued a final audit determination letter in connection with Lincoln College of New England (“LCNE”), which closed on December 31, 2018. The DOE asserts $62,848 in liabilities related to the DOE’s discharge of the Federal Direct loans of certain LCNE students. The DOE contends that students who are enrolled in an institution at the time of its closure or who withdrew from the institution within 120 days preceding its closure may qualify for a discharge of their Federal student loans if they are unable to complete their program because of the institution’s closure. The DOE also contends that it has the authority to recover the cost of the closed school loan discharges from an institution and to impose additional liabilities if the DOE discharges loans for other LCNE students in the future.  We have the right to appeal the liabilities under an administrative appeal process within the DOE.

The DOE may grant closed school loans discharges of Federal student loans based upon applications by qualified students.   The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013 as did some of our former campuses.  If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. We have the right to appeal any asserted liabilities under an administrative appeal process within the DOE. We cannot predict the timing or amount of any loan discharges that the DOE may approve or the liabilities that the DOE may seek from us. We also cannot predict the timing or potential outcome of any administrative appeals of any such liabilities.

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

The DOE published proposed regulations on July 31, 2018 that would modify the defense to repayment regulations.  On September 23, 2019, the DOE published the final regulations which have a general effective date of July 1, 2020.  The current regulations generally will remain in effect until the new regulations generally take effect on July 1, 2020.

Index
Among other things, the new regulations amend the processes for borrowers to receive from ED a discharge of the obligation to repay certain Title IV loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party.  The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans.

The regulations also modify the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV eligibility.  The regulations create lists of mandatory triggering events and discretionary triggering events.  An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs.  The mandatory triggering events include:

•
the institution’s recalculated composite score is less than 1.0 as determined by the DOE as a result of an institutional liability from a settlement, final judgment, or final determination in an administrative or judicial action or proceeding brought by a Federal or State entity;

•	the institution’s recalculated composite score goes from less than 1.5 to less than 1.0 as determined by the DOE as a result of a withdrawal of owner’s equity from the institution;
•	the SEC takes certain actions against the institution or the institution fails to comply with certain filing requirements; or
•	the occurrence of two or more discretionary triggering events (as described below) within a certain time period.

The DOE also may determine that an institution lacks financial responsibility if one of the following discretionary triggering events occurs and the event is likely to have a material adverse effect on the financial condition of the institution:

•	a show cause or similar order from the institution’s accrediting agency that could result in the withdrawal, revocation or suspension of institutional accreditation;
•	a notice from the institution’s state licensing agency of an intent to withdraw or terminate the institution’s state licensure if the institution does not take steps to comply with state requirements;
•
a default, delinquency, or other event occurs as a result of an institutional violation of a security or loan agreement that enables the creditor to require an increase in collateral, a change in contractual obligations, an increase in interest rates or payment, or other sanctions, penalties or fees;

•	a failure to comply with the 90/10 rule during the institution’s most recently completed fiscal year;
•	high annual drop-out rates from the institution as determined by the DOE; or
•	official cohort default rates of at least 30 percent for the two most recent years unless a pending appeal could sufficiently reduce one of the rates.

The regulations require the institution to notify the DOE of the occurrence of a mandatory or discretionary triggering event and to provide certain information to the DOE to demonstrate why the event does not establish the institution’s lack of financial responsibility or require the submission of a letter of credit or imposition of other requirements.

The final regulations also will eliminate the current regulations regarding loan repayment rate warning requirements and generally will permit the use of arbitration clauses and class action waivers while requiring institutions to make certain disclosures to students.

Negotiated Rulemaking Update

On October 15, 2018, the DOE published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption “Regulatory Environment – Negotiated Rulemaking.”  The DOE released draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittee that covered additional topics and made additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittees in early 2019.  The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations.  On June 12, 2019, the DOE published proposed regulations on some of the topics in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing the final versions of the regulations.  The DOE stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish those proposed changes.  On November 1, 2019, the DOE published the final regulations.  The regulations have a general effective date of July 1, 2020.  We are in the process of analyzing the new regulations and their potential impact on us and our institutions.

Index
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  Our obligations under our Credit Facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future. Outstanding borrowings under our Credit Facility bear interest at the rate of 7.85% as of September 30, 2019.  As of September 30, 2019, we had $27.1 million outstanding under our Credit Facility.

Based on our outstanding debt balance as of September 30, 2019, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations. The remainder of our interest rate risk is associated with miscellaneous capital equipment leases, which is not significant.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part II, Item 1, and in Note 9 to the notes to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2019.

As previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, by letter dated April 11, 2019, the NJ OAG issued a supplemental subpoena requesting additional information for the time period from April 11, 2014 to the present.  The Company submitted its response to the supplemental subpoena.  Subsequently, by email dated August 20, 2019, the NJ OAG requested additional records of the Company from the years 2012 and 2013.  The Company has responded to the NJ OAG’s most recent record request and is continuing to cooperate with the NJ OAG.

Index
Item 5.	OTHER INFORMATION

(a)  Sale of Series A Convertible Preferred Stock

On November 14, 2019, the Company raised gross proceeds of $12,700,000 from the sale of 12,700 shares of its newly designated Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”).  The Series A Preferred Stock was designated by the Company’s board of directors (“the Board”) pursuant to a certificate of amendment (“Charter Amendment”) to the Company’s amended and restated certificate of incorporation.  The summaries of the agreements and documents below are qualified in their entirety by the actual agreements and documents which are Exhibits to this Report.

Securities Purchase Agreement.
The Series A Preferred Stock was sold by the Company pursuant to a Securities Purchase Agreements dated as of November 14, 2019 (the “SPA”), among the Company, Juniper Targeted Opportunity Fund, L.P. and Junior Targeted Opportunities, L.P. (together, “Juniper”) and another investor party thereto (such investors, together with Juniper, the “Investors”). The proceeds of the sale net of transaction expenses will be used for working capital or other general corporate purposes.

The SPA contains customary representations, warranties and covenants including covenants relating to, among other things, the increase of the size of the Company’s Board  and the appointment of a director to be selected solely by the holders of the Series A Preferred Stock, who shall initially be John A. Bartholdson, an affiliate of Juniper.  In connection with Mr. Bartholdson’s appointment to the Company’s Board of Directors, he and the Company entered into an indemnification agreement with the Company.  The Company and each of the other members of the Board and each of the Company’s executive officers also entered into indemnification agreements, the form of which is an Exhibit to this Report.

Rights and Preferences of the Series A Preferred Stock.  The description below provides a summary of certain material terms of the Series A Preferred Stock issued pursuant to the SPA and set forth in the Charter Amendment.

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in advance, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 as the first dividend payment date.  The Company, at its option, may pay dividends in cash or by increasing the number of Conversion Shares issuable upon conversion of the Series A Preferred Stock.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock  (b) by 20% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.

Series A Preferred Stock Holders Right to Convert into Common Stock.  Each share of Series A Preferred Stock, at any time, is convertible into a number of shares of Common Stock equal to (“Convertible Formula”) the quotient of (i) the sum of (A) $1,000 (subject to adjustment as provided in the Charter Amendment)  plus (B) the dollar amount of any declared Series A Dividends not paid in cash divided by (ii) the Series A Conversion Price (as defined and adjusted in the Charter Amendment) as of the applicable Conversion Date (as defined in the Charter Amendment). The initial Conversion Price is $2.36.  At all times, however, the number of Conversion Shares that can be issued to any Series A Preferred Stock Holder may not result in such holder and its affiliates owning more than 19.99% of the total number of shares of Common Stock outstanding after giving effect to the conversion (the “Hard Cap”), unless prior stockholder approval is obtained or no longer required by the rules of the principal stock exchange on which the Company’s Common Stock trade.

Mandatory Conversion. If, at any time following November 14, 2022, the volume weighted average price of the Company’s Common Stock equals or exceeds 2.25 times the Conversion  Price  for a period of 20 consecutive trading days and on each such trading day at least 20,000 shares of Common Stock was traded, the Company may, at its option and subject to the Hard Cap, require that any or all of the then outstanding shares of Series A Preferred Stock be automatically converted into shares of  Common Stock at the then applicable convertible Formula.

Index
Redemption. Beginning November 14, 2024, the Company may redeem all or any of the Series A Preferred Stock for a cash price equal to the greater of (“Liquidation Preference”) (i) the sum of $1,000  (subject to adjustment as provided in the Charter Amendment)  plus the dollar amount of any declared Series A Dividends not paid in cash and (ii) the value of the Conversion Shares were such Series A Preferred Stock converted (as determined in the Charter Amendment) without regard to the Hard Cap.

Change of Control.  In the event of certain changes of control, some of which are not in the Company’s control, as defined in the Charter Amendment as a “Fundamental Change” or a “Liquidation” (as defined in the Charter Amendment), the Series A Preferred Stockholders shall be entitled to receive the Liquidation Preference, unless such Fundamental Change is a stock merger in which certain value and volume requirements are met, in which case the Series A Preferred Stock will be converted into Common Stock in connection with such stock merger.

Voting. Holders of shares of Series A Preferred Stock will be entitled to vote with the holders of shares of Common Stock and not as a separate class, at any annual or special meeting of stockholders of the Company, on an as-converted basis, in all cases subject to the Hard Cap.  In addition, a majority of the voting power of the Series A Preferred Stock must approve certain significant actions of the Company, including (i) declaring a dividend or otherwise redeeming or repurchasing any shares of Common Stock and other junior securities, if any, subject to certain exceptions, (ii) incurring indebtedness, except for certain permitted indebtedness or (iii) creating a subsidiary other than a wholly-owned subsidiary.

Board Representation. The holders of Series A Preferred Stock, voting as a separate class, have the right to appoint one director to the Board (the “Series A Director”) who may serve on any committees of the Board, until such time as the later of (i) the shares of Series A Preferred Stock have been converted into Common Stock or (ii) a holder still owns Conversion Shares and the sum of such Conversion Shares plus any other shares of Common Stock represent at least 10% of the total outstanding shares of Common Stock.  In connection therewith John A. Bartholdson was appointed to the Company’s Board of Directors.

Additional Provisions. The Series A Preferred Stock is perpetual and therefore does not have a maturity date.  The conversion price of the Series A Preferred Stock is subject to anti-dilution protections if the Company effects a stock split, stock dividend, subdivision, reclassification or combination of its Common Stock and certain other economically dilutive events.

Registration Rights Agreement.

The SPA required, as a condition to closing, that the Company enter into a Registration Rights Agreement (“RRA”).  The RRA provides for unlimited demand registration rights, of which there can be two underwritten offerings each for at least $5 million in gross proceeds, and piggyback registration rights, with respect to the Conversion Shares.

(b)  $60 Million Credit Facility with Sterling National Bank

On November 14, 2019, the Company entered into a new senior secured credit agreement (the “2019 Credit Agreement”) with its lender, Sterling National Bank (the “Bank”), pursuant to which the Company obtained a new credit facility in the aggregate principal amount of up to $60 million (the “2019 Credit Facility”).  The 2019 Credit Facility replaces the Company’s existing facility with the Bank and, among other things, increases aggregate borrowing from $47 million to $60 million.  The following description of the 2019 Credit Facility is qualified in its entirety by the actual agreement which is an Exhibit to this Report.

The 2019 Credit Facility is comprised of four facilities: a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on 120-month amortization with the outstanding balance due on the maturity date; a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on 120-month amortization and all balances due on the maturity date; a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).

The 2019 Credit Facility is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company, as well as a pledge of the stock and other equity in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company in Colorado, Tennessee and Texas, at which three of the Company’s schools are located, as well as a former school property owned by the Company located in Connecticut.

Index
At the closing of the 2019 Credit Facility, the Bank advanced the Term Loan to the Company, the net proceeds of which was $19.65 million after deduction of the Bank’s origination fee in the amount of $337,500 and other Bank fees and reimbursements to the Bank that are customary for facilities of this type.  The Company used the net proceeds of the Term Loan, together with cash on hand, to repay the existing credit facility and transaction expenses.

Pursuant to the terms of the 2019 Credit Agreement, letters of credit issued under the Revolving Loan reduce dollar for dollar the availability of borrowings under the Revolving Loan.  Borrowings under the Line of Credit Loan are to be secured by cash collateral.

Borrowing under the Delayed Draw Term Loan is available during the period commencing on the closing date of the 2019 Credit Facility and ending on May 31, 2021.  Any amounts not borrowed during this period will not be available to the Company.

Accrued interest on each loan under the 2019 Credit Facility will be payable monthly in arrears.  The Term Loan and the Delayed Draw Term Loan will bear interest at a floating interest rate based on the then one month LIBOR (“LIBOR”) plus 3.50%.  At the closing of the 2019 Credit Facility, the Company entered into a swap transaction with the Bank for 100% of the  principal balance of the Term Loan, which matures on the same date as the Term Loan. pursuant to a swap agreement between the Company and the Bank.  At the end of the borrowing availability period for the Delayed Draw Term Loan, the Company is required to enter into a swap transaction with the Bank for 100% of the principal balance of the Delayed Draw Term Loan, which will mature on the same date as the Delayed Draw Term Loan, pursuant to a swap agreement between the Company and the Bank or the Bank’s affiliate.   The Term Loan and Delayed Draw Term Loan are subject to a LIBOR interest rate floor of .25%.

Revolving Loans will bear interest at a floating interest rated based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the 2019 Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Bank’s prime rate plus .50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rated based on the Bank’s prime rate of interest.  Revolving Loans are subject to a LIBOR interest rate floor of .00%.

Letters of credit will be charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) .25%, paid quarterly in arrears, in addition to the Bank’s customary fees for issuance, amendment and other standard fees.  Letters of credit totaling $4 million that were outstanding under the existing credit facility are treated as letters of credit under the Revolving Loan.

Under the terms of the 2019 Credit Agreement, the Company may prepay the Term Loan and/or the Delayed Draw Term Loan in full or in part without penalty except for any amount required to compensate the Bank for any swap breakage or other costs incurred in connection with such prepayment.  The Bank receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Bank, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type.

Index
Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company
10.1	Securities Purchase Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto
10.2	Registration Rights Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto
10.3	Credit Agreement, dated as of November 14, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank
10.4	Form of Indemnification Agreement between the Company and each director of the Company
10.5	Form of Indemnification Agreement between the Company and John A. Bartholdson

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Press Release of the Company dated November 14, 2019
101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 14, 2019	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

3.1	Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company
10.1	Securities Purchase Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto
10.2	Registration Rights Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto
10.3	Credit Agreement, dated as of November 14, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank
10.4	Form of Indemnification Agreement between the Company and each director of the Company
10.5	Form of Indemnification Agreement between the Company and John A. Bartholdson

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Press Release of the Company dated November 14, 2019
101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.