Form 10-K
period 2019-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2020-03-06
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Executive Drive, Suite 340
West Orange, NJ 07052
(Address of principal executive offices)

(973) 736-9340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, no par value per share	LINC	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 23,644,412 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $54,618,592. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $2.31 per share on that date.  Shares of common stock held by executive officers and directors and persons who own 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 3, 2020 was 26,364,521.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2019, and is incorporated by reference herein.

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Index
Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference contain “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will or will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Forward-looking statements speak only as of the date the statements are made.  Except as required under the federal securities laws and rules and regulations of the United States Securities and Exchange Commission, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  We caution you not to unduly rely on the forward-looking statements when evaluating the information presented herein.

Index
PART I.

ITEM 1.	BUSINESS

Overview

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology (which consists of information technology programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs managed by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.  Lincoln Educational Services Corporation was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

Our business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to our campus operations which have been closed prior to 2019.  As of December 31, 2019, we had 11,285 students enrolled at 22 campuses.  Our average enrollment for the year ended December 31, 2019 was 10,985 students which represented an increase of 3.7% from average enrollment in 2018.  For the year ended December 31, 2019, our revenues were $273.3 million, which represented an increase of 3.9 % from the prior year.  For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

We believe that we provide our students with the highest quality career-oriented training available for our areas of study in our markets. We offer programs in areas of study that we believe are typically underserved by traditional providers of post-secondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been neglected by the traditional academic sector. By combining substantial hands-on training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue salary and career advancement.

Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented post-secondary education by continuing to pursue the following strategy:

•
Expand Existing Areas of Study and Existing Facilities.  We believe we can leverage our operations to expand our program offerings in existing areas of study and new high-demand areas of study in the Transportation and Skilled Trades segment to capitalize on demand from students and employers in our target markets. Whenever possible, we seek to replicate programs across our campuses.

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

Index
Programs and Areas of Study

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma and certificate programs typically take between 19 to 136 weeks to complete, with tuition ranging from $7,000 to $44,000.  Our associate’s degree programs typically take between 64 to 98 weeks to complete, with tuition ranging from $27,000 to $37,000.  As of December 31, 2019, all of our schools offer diploma and certificate programs and nine of our schools are currently approved to offer associate’s degree programs.  In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days a week in three shifts per day and start new classes every month.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

The following table lists the programs offered as of December 31, 2019:

Current Programs Offered
Area of Study	Associate’s Degree	Diploma and Certificate

Automotive Technology	Automotive Service Management, Collision Repair & Refinishing Service Management, Diesel & Truck Service Management
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

Automotive Technology.    Automotive technology is our largest area of study, with 35% of our total average student enrollment for the year ended December 31, 2019 falling into this area. Our automotive technology programs are 28 to 136 weeks in length, with tuition rates of $14,000 to $44,000. We believe that we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry-level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.

As of December 31, 2019, 12 campuses offered programs in automotive technology and most of these campuses offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Skilled Trades.    Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic and electronic systems technology.  For the year ended December 31, 2019, skilled trades was our second largest area of study, representing 31% of our total average student enrollment.  Our skilled trades programs are 28 to 98 weeks in length, with tuition rates of $16,000 to $34,000. Graduates of our programs are qualified to obtain entry-level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer and are employed by a wide variety of types of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2019, we offered skilled trades programs at 14 campuses.

Index
Health Sciences.    Our health sciences programs qualify students to obtain positions such as licensed practical nurse, dental assistant, medical assistant, medical administrative assistant and claims examiner.  For the year ended December 31, 2019, 26% of our total average student enrollment was in our health science programs. Our health science programs are 35 to 104 weeks in length, with tuition rates of $15,000 to $32,000. Graduates of our health sciences programs may be employed by a wide variety of employers, including hospitals, laboratories, insurance companies and doctors’ offices. Our practical nursing and medical assistant programs are our largest health science programs. As of December 31, 2019, we offered health science programs at 10 of our campuses.

Hospitality Services.    Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  For the year ended December 31, 2019, 6% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 19 to 88 weeks in length, with tuition rates of $7,000 to $22,000.  Graduates of the hospitality services programs work in salons, spas, cruise ships or are self-employed.  We offer massage programs at three campuses and cosmetology programs at one campus.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2019, we offered these programs at six campuses.

Information Technology.    We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our computer and network support technician program.  For the year ended December 31, 2019, 2% of our total average student enrollment was in our information technology programs. Our information technology programs are 40 to 80 weeks in length, with tuition rates of $20,000 to $33,000.  Our IT technology program graduates obtain entry-level positions with both small and large corporations.  As of December 31, 2019, we offered these programs at four of our campuses.

Marketing and Student Recruitment

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising.    We utilize a fully integrated marketing approach in our lead generation and admissions process that includes the use of traditional media such as television, radio, billboards, direct mail, a variety of print media and event marketing campaigns as well as digital marketing efforts, which include paid search, search engine optimization, online video and display advertising and social media channels, which have grown significantly in recent years and currently drive the majority of our new student leads and enrollments. Our website’s integrated marketing campaigns direct prospective students to call us or visit the Lincoln website where they will find details regarding our programs and campuses and can request additional information regarding the programs that interest them.  Our internal systems enable us to closely monitor and track the effectiveness of each marketing execution on a daily or weekly basis and make adjustments accordingly to enhance efficiency and limit our student acquisition costs.

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

Recruiting.    Our recruiting efforts are conducted by a group of approximately 250 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students’ homes or during a visit to one of our campuses.  We also recruit adult career-seekers or career-changers through our campus based representatives

During 2019, we recruited approximately 23% of our students directly out of high school.  Field sales continue to be a large part of our business and developing local community relationships is one of our most important functions.  In 2019, we added one high school manager to the corporate team to assist in training and development of our team in the field.

Student Admissions, Enrollment and Retention

Admissions.    In order to attend our schools, students must have either a high school diploma or a high school equivalency certificate (or
General Education Development Certificate, GED). In addition, students must complete an application and pass an entrance assessment. We take admissions requirements very seriously as they are the best indicators of our students’ likelihood of graduation and of subsequent successful employment. While each of our programs has different admissions criteria, we screen all applications and counsel prospective students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation.

Index
Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. We had 11,285 students enrolled as of December 31, 2019 and our average enrollment for the year ended December 31, 2019 was 10,985 students, an increase of 3.7% in average enrollment from December 31, 2018. We had 10,525 students enrolled as of December 31, 2018 and our average enrollment for that year was 10,591 students, a decrease of 1.7% in average enrollment from December 31, 2017.

Retention.    To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial and employment matters. We monitor our retention rates by instructor, course, program and school. When we become aware that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is experiencing difficulty academically, we offer tutoring.

Job Placement

We believe that assisting our graduates in securing employment after completing their program of study is critical to our mission as a post-secondary educational institution as well as to our ability to attract high quality students and enhance our reputation in the industry.  In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”). See Part I, Item 1. “Business - Regulatory Environment—Regulation of Federal Student Financial Aid Programs.”  Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that local employers seek. Each school has an advisory council comprised of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the marketplace. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. Throughout the year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  In addition, many of our schools have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our students in health sciences programs are required to participate in an externship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

Faculty and Employees

We hire our faculty in accordance with established criteria, including relevant work experience, educational background and accreditation and state regulatory standards. We require meaningful industry experience of our teaching staff in order to maintain the quality of instruction in all of our programs and to address current and industry-specific issues in our course content. In addition, we provide intensive instructional training and continuing education, including quarterly instructional development seminars, annual reviews, technical upgrade training, faculty development plans and weekly staff meetings.  Our average student/teacher ratio is approximately 16 to 1.

The staff of each school typically includes a school director, a director of graduate placement, an education director, a director of student services, a financial-aid director, an accounting manager, a director of admissions and instructors, all of whom are industry professionals with experience in our areas of study.

As of December 31, 2019, we had approximately 1,922 employees, including 476 full-time faculty and 390 part-time instructors.   At six of our campuses, the teaching professionals are represented by unions. These employees are covered by collective bargaining agreements that expire between 2020 and 2022.  We believe that we have good relationships with these unions and with our employees.

Competition

The for-profit, post-secondary education industry is highly competitive and highly fragmented with no one provider controlling significant market share.  Direct competition between career-oriented schools like ours and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, not-for-profit public schools and private schools, and public and private two-year junior and community colleges, most of which are eligible to receive funding under the federal programs of student financial aid authorized by Title IV Programs. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates; therefore, our competition is different in each market depending on, among other things, the availability of other options. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our other competitors have a more extensive network of schools and campuses which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our graduates’ success in securing employment after completing their program of study.

Index
Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive technology, healthcare services and skilled trades programs will have a different group of competitors than a school offering healthcare services and IT technology programs. Also, because schools can add new programs within six to twelve months, competition can emerge relatively quickly. Moreover, with the introduction of online education, the number of competitors in each market has increased because students can now attend classes from an online institution. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors.

Environmental Matters

We use hazardous materials at our training facilities and campuses, and generate small quantities of regulated waste such as used oil, antifreeze, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for our air emissions and to meet operational and maintenance requirements at certain of our campuses. In the event we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for clean-up, damages, and fines or penalties. Climate change has not had and is not expected to have a significant impact on our operations.

Regulatory Environment

Students attending our schools finance their education through a combination of personal resources, family contributions, private loans and federal financial aid programs. Each of our schools participates in the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2019, approximately 78% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process.

In connection with the students’ receipt of federal financial aid under the Title IV Programs, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended the (“HEA”), and the regulations issued by the DOE subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the Title IV Programs. To participate in the Title IV Programs, a school must be authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. The DOE defines an eligible institution to consist of both a main campus and its additional locations, if any.  Our schools are either a main campus or an additional location of a main campus. Each of our schools is subject to extensive regulatory requirements imposed by state education agencies, accrediting commissions, and the DOE. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Our schools also participate in other federal and state financial aid programs that assist students in paying the cost of their education and that impose standards that we must satisfy.

State Authorization

Each of our schools must be authorized by the applicable education agencies in the states in which the school is physically located, and in some cases other states, in order to operate and to grant degrees, diplomas or certificates to its students. State agency authorization is also required in each state in which a school is physically located in order for the school to become and remain eligible to participate in Title IV Programs.  If we are found not to be in compliance with the applicable state regulations and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to stop providing services in that state, which could have a significant impact on our business and results of operations.  Currently, each of our schools is authorized by the applicable state education agencies in the states in which the school is physically located and in which it recruits students.

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. For example, the governor of New York has proposed increased oversight of for-profit schools operating in New York, which would include our Queens campus, but the details of this proposed oversight has not been introduced.  However, the implementation of these regulations could have a significant impact on our operations in New York and on the Company.  In addition, legislation has been proposed in Maryland that would apply to certain for-profit schools operating in Maryland, which would include our Columbia campus, and that, among other things, would limit the percentage of revenue that an institution could receive from federal or state funds, or from loans or grants provided or guaranteed by the institution, and establish a threshold for instructional expenses.  The implementation of these laws or any related regulations could have a significant impact on our operations in Maryland and on the Company.  We cannot predict the timing or ultimate scope of any final laws and regulations that New York, Maryland, or other states might issue on these or other topics in the future. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $12.8 million.

Index
The DOE published regulations that took effect on July 1, 2011, that expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV Program purposes.  In some cases, the regulations required states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in Title IV Programs.  If the states do not amend their requirements where necessary and if schools do not receive approvals where necessary that comply with these new requirements, then the institution could be deemed to lack the state authorization necessary to participate in Title IV Programs.  The DOE stated when it published the final regulations that it will not publish a list of states that meet, or fail to meet, the requirements, and it is uncertain how the DOE will interpret these requirements in each state.

If any of our schools fail to comply with state licensing requirements, they are subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, or failed to comply with the DOE’s state authorization requirements, that school would lose its eligibility to participate in Title IV Programs, the Title IV Program eligibility of its related additional locations could be affected, the impacted schools would be unable to offer its programs, and we could be forced to close the schools. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students or to operate in that state.

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

Accreditation

Accreditation is a non-governmental process through which a school submits to ongoing qualitative and quantitative review by an organization of peer institutions. Accrediting commissions primarily examine the academic quality of the school’s instructional programs, and a grant of accreditation is generally viewed as confirmation that the school’s programs meet generally accepted academic standards. Accrediting commissions also review the administrative and financial operations of the schools they accredit to ensure that each school has the resources necessary to perform its educational mission.

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2019, all 22 of our campuses are nationally accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC.  The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Index
Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA2	November 26, 2018	May 1, 2023
Union, NJ1	May 24, 2019	February 1, 2024
Mahwah, NJ1	December 4, 2019	August 1, 2024
Melrose Park, IL2	December 2, 2019	November 1, 2024
Denver, CO1	June 14, 2016	February 1, 2021
Columbia, MD	March 8, 2017	February 1, 2022
Grand Prairie, TX1	June 20, 2017	August 1, 2021
Allentown, PA2	March 8, 2017	February 1, 2022
Nashville, TN1	September 6, 2017	May 1, 2022
Indianapolis, IN	May 15, 2018	November 1, 2021
New Britain, CT	June 5, 2018	January 1, 2023
Shelton, CT2	March 1, 2019	September 1, 2023
Queens, NY1	September 4, 2018	June 1, 2023
East Windsor, CT2	October 17, 2017	February 1, 2023
South Plainfield, NJ1	December 2, 2019	August 1, 2024
Iselin, NJ	May 15, 2018	May 15, 2023
Moorestown, NJ3	May 15, 2018	May 15, 2023
Paramus, NJ3	May 15, 2018	May 15, 2023
Lincoln, RI3	May 15, 2018	May 15, 2023
Somerville, MA3	May 15, 2018	May 15, 2023
Summerlin, NV3	May 15, 2018	May 15, 2023
Marietta, GA3	May 15, 2018	May 15, 2022

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Branch campus of main campus in Iselin, NJ

The Company received a letter dated January 31, 2019 from ACCSC, which indicated that the ACCSC commission voted to continue our schools on financial reporting with a subsequent review scheduled for ACCSC’s August 2019 meeting.  The commission continued the financial reporting status based on the net working capital deficit, accumulated deficit, and net loss reported in the nine-month financial statements submitted to ACCSC.  The commission recognized the Company’s continued efforts to improve its financial position through, among other things, closing underperforming schools and growing student enrollments, and determined that, while improvements are being realized, additional monitoring of the Company’s financial position is warranted.  The letter required us to submit certain financial information to ACCSC by July 12, 2019, for consideration at ACCSC’s August 2019 meeting.  Although the Company submitted certain financial information to ACCSC by July 12, 2019, we have not received a response yet from ACCSC to the submission.

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

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV Program eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.  Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.

Index
Nature of Federal and State Support for Post-Secondary Education

The federal government provides a substantial part of the support for post-secondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the DOE. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the expected amount a student and his or her family can reasonably contribute to that cost. A recipient of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of his or her program of study and must meet other applicable eligibility requirements for the receipt of Title IV Program funds. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students and provide reports on recipient data.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs and under the Workforce Investment Act. In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints and some of these have reduced the level of state financial aid available to our students.  Due to state budgetary shortfalls and constraints in certain states in which we operate, we believe that the overall level of state financial aid for our students is likely to continue to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

In addition to Title IV Programs and other government-administered programs, all of our schools participate in alternative loan programs for their students. Alternative loans fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. Students or their parents can apply to a number of different lenders for this funding at current market interest rates.  We are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions.

We also extend credit for tuition and fees to many of our students that attend our campuses.

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes as of December 31, 2019 we had the following four institutions, collectively consisting of four main campuses and 18 additional locations:

Main Institution/Campus(es)	Additional Location(s)
Iselin, NJ	Moorestown, NJ
Paramus, NJ
Somerville, MA
Lincoln, RI
Marietta, GA
Las Vegas, NV (Summerlin)

New Britain, CT	Shelton, CT
Philadelphia, PA
East Windsor, CT
Melrose Park, IL
Allentown, PA

Indianapolis, IN	Grand Prairie, TX
Nashville, TN
Denver, CO
Union, NJ
Mahwah, NJ
Queens, NY
South Plainfield, NJ

Columbia, MD

Index
Each institution must periodically apply to the DOE for continued certification to participate in Title IV Programs. The institution also must apply for recertification when it undergoes a change in ownership resulting in a change of control. The institution also may come under DOE review when it undergoes a substantive change that requires the submission of an application, such as opening an additional location or raising the highest academic credential it offers.  All institutions are recertified on various dates for various periods of time.  The following table sets forth the expiration dates for each of our institutions’ current Title IV Program participation agreements:

Institution	Expiration Date of Current Program Participation Agreement
Columbia, MD	September 30, 2022[1]
Iselin, NJ	September 30, 2020
Indianapolis, IN	September 30, 2022[1]
New Britain, CT	September 30, 2022[1]

1	Provisionally certified.

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  Three of our institutions, Indianapolis, Columbia, and New Britain, are  provisionally certified by the DOE.  These institutions generate 72% of the Company’s revenue based on revenues for the 2019 fiscal year.  Indianapolis, New Britain and Columbia are provisionally certified based on findings in recent audits of the institutions’ Title IV Program compliance that the DOE alleges identified deficiencies related to DOE regulations regarding an institutions’ level of administrative capability.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

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

Further, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be amended, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

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

Index
Borrower Defense to Repayment Regulations.  The DOE published borrower defense to repayment regulations on November 1, 2016 (“2016 Final Regulations”) with an effective date of July 1, 2017, but  subsequently delayed the effective date of a majority of the regulations until July 1, 2019 to ensure that there would be adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations.   However, a federal court ruled that the delay in the effective date of the regulations was unlawful and, on October 16, 2018, denied a request to extend a stay preventing the regulations from taking effect.  The current regulations, among other things, include rules for;

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
•
expanding the existing definition of misrepresentations that could result in grounds for discharge of student loans and in liabilities and sanctions against the institution, including, without limitation, potential loss of Title IV Program eligibility.

On January 19, 2017, the DOE issued new regulations that update the DOE’s hearing procedures for actions to establish liability against an institution and to establish procedural rules governing recovery proceedings under the DOE’s borrower defense to repayment regulations.

On March 15, 2019, the DOE published an electronic announcement with guidance regarding how the DOE is implementing the 2016 Final Regulations, including, among other things, the provisions regarding the processes for enabling borrowers to obtain from the DOE a discharge of some or all of their federal student loans based on circumstances involving the institution and for the DOE to impose and collect liabilities against the institution following the loan discharges, the prohibition on certain contractual provisions regarding arbitration, dispute resolution, and participation in class actions, and the requirement to submit certain arbitral and judicial records to the DOE in connection with certain proceedings concerning borrower defense claims.  The DOE also stated that it would provide guidance at a later date about providing repayment warnings to students in the future and disclosures to students regarding the occurrence of certain financial events, actions, or conditions.  The DOE also provided guidance regarding the reporting of certain events under the financial responsibility regulations.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”

The DOE published proposed regulations on July 31, 2018 that would modify the defense to repayment regulations, including regulations regarding, among other things, (i) acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of certain Title IV Program loans; (ii) permitting the use of arbitration clauses and class action waivers in enrollment agreements and (iii) triggering events that would result in recalculating a school’s financial responsibility score and require the school to post a letter of credit or other surety.  On September 23, 2019, the DOE published the final regulations which have a general effective date of July 1, 2020.  The current regulations will remain in effect until the new regulations generally take effect on July 1, 2020.

Among other things, the new regulations amend the processes for borrowers to receive from DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party.  The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans.  The regulations also modify the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  The final regulations also will eliminate the current regulations regarding loan repayment rate warning requirements and generally will permit the use of arbitration clauses and class action waivers while requiring institutions to make certain disclosures to students.

The current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”

Index
The “90/10 Rule.”   Under the HEA, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs (its “90/10 Rule percentage”) for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures, including a potential requirement to submit a letter of credit.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

We have calculated that, for our 2019 fiscal year, our institutions’ 90/10 Rule percentages ranged from 75% to 83%.  For 2018 and 2017, none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  Our calculations are subject to review by the DOE.

If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV Program revenue for 90/10 Rule purposes, lower the 90% threshold, or otherwise change the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), or make other changes to the 90/10 Rule, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.  A loss of eligibility to participate in Title IV Programs for any of our institutions would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

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

Under the HEA, an institution whose Federal Family Education Loan, or FFEL, and Federal Direct Loan, or FDL, cohort default rate is 30% or greater for three consecutive federal fiscal years loses eligibility to participate in the FFEL, FDL, and Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  An institution whose FFEL and FDL cohort default rate for any single federal fiscal year exceeds 40% loses its eligibility to participate in the FFEL and FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.  If an institution’s three-year cohort default rate equals or exceeds 30% in two of the three most recent federal fiscal years for which the DOE has issued cohort default rates, the institution may be placed on provisional certification status and could be required to submit a letter of credit to the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”

In September 2019, the DOE released the final cohort default rates for the 2016 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2016 federal fiscal year range from 8.3% to 16.6%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2016 federal fiscal year.

In February 2020, the DOE released draft three-year cohort default rates for the 2017 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2020.  The draft rates for our institutions for the 2017 federal fiscal year range from 8.0% to 14.2%.  None of our institutions had draft cohort default rates of 30% or more.

Financial Responsibility Standards.

All institutions participating in Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.

The most significant financial responsibility measurement is the institution’s composite score, which is calculated by the DOE based on three ratios:

•	The equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability;
•	The primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and
•	The net income ratio, which measures the institution’s ability to operate at a profit.

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

Index
If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as “the zone.” Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the Title IV Programs by choosing one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (“HCM1”) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV Program funds received by the institution during its most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV Program disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (“HCM2”) used under circumstances where an institution’s composite score is below 1.0 and the reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV Program funds.  Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provides written authorization for the school to hold the credit balance.

If an institution’s composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility. If the DOE determines that an institution does not satisfy the DOE’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its eligibility to participate in the Title IV Programs on an alternative basis by, among other things:

•	Posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year; or
•
Posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year accepting provisional certification; complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE’s standard advance funding arrangement

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2018 and 2017 fiscal years reflecting a composite score of 1.1 and 1.1, respectively, based upon our calculations.    The DOE determined in a January 13, 2020, letter that our institutions are “in the zone” based on our composite scores for the 2018 and 2017 fiscal years and that we are required to operate under the Zone Alternative requirements, including the requirement to make disbursements under the HCM1 payment method and to notify the DOE within 10 days of the occurrence of certain oversight and financial events.  We also are required to submit to the DOE bi-weekly cash balance submissions outlining our available cash on hand, monthly actual and projected cash flow statements, and monthly student rosters.

For the 2019 fiscal year, we calculated our composite score to be 1.6.  This score is subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2019 fiscal year, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement and no longer require us to operate under the Zone Alternative requirements after it makes its determination, although we cannot be certain how long it will take for the DOE to make its determination and it is possible that it may elect to retain following its determination some of the conditions and reporting requirements previously imposed on  us.

On November 1, 2016, the DOE published new Borrower Defense to Repayment regulations that included expanded standards of financial responsibility that could result in a requirement that we submit to the DOE a substantial letter of credit or other form of financial protection in an amount determined by the DOE, and be subject to other conditions and requirements, based on any one of an extensive list of triggering circumstances.  The DOE delayed the effective date of a majority of the borrower defense to repayment regulations until July 1, 2019 to ensure that there would be adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations.   However, a federal court ruled that the delay in the effective date of the regulations was unlawful and, on October 16, 2018, denied a request to extend a stay preventing the regulations from taking effect. On September 23, 2019, the DOE published the final regulations which have a general effective date of July 1, 2020.  The current regulations generally will remain in effect until the new regulations generally take effect on July 1, 2020, and the DOE has published guidance regarding the current regulations.

Among other things, the current regulations, which are scheduled to remain in effect until July 1, 2020, expand the financial responsibility regulations to include two lists of events that an institution must report to the DOE and could result in the DOE requiring a letter of credit or other form of financial protection and imposing other conditions on the institution.   The first list of events includes:

•	the institution is required to pay any debt or incur any liability arising from a final judgment in a judicial proceeding or from an administrative proceeding or determination, or from a settlement;

Index
•
the institution is being sued in an action that has been pending for 120 days and that was brought by a federal or state authority for financial relief on claims related to making a Direct Loan for enrollment at the institution or the provision of educational services;

•	the institution is being sued in other litigation and the institution’s motion for summary judgment has been denied or was not filed with the court;

•	the institution is closing any or all of its locations and is required by its accrediting agency to submit a teach-out plan;

•	the institution has one or more gainful employment programs with gainful employment rates that could result in the programs becoming ineligible based on their rates for the next award year; or

•
if the institution’s composite score is less than 1.5, any withdrawal of owner’s equity from the institution occurs by any means, including by declaring a dividend, unless the transfer is to an entity included in the affiliated entity group on whose basis the institution’s composite score was calculated.

If one or more of these events occur, DOE may recalculate the institution’s composite score by estimating the amount of actual and potential losses resulting from the events and determining whether the recalculated composite score is a failing score below 1.0 and requires the submission of a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements.

The current regulations also identify the following events that could result in the DOE deeming the institution to fail DOE’s financial responsibility standards, thus requiring a letter of credit or other form of acceptable financial protection and the acceptance of other conditions or requirements: failure to comply with the 90/10 Rule for the most recently completed fiscal year; SEC warning that it may suspend trading on the institution’s stock; failure to file certain reports with the SEC; the exchange on which the institution’s stock is traded notifying the institution that it is not in compliance with exchange requirements or that its stock is delisted; cohort default rates of at least 30 percent for its two most recent rates; certain significant fluctuations in Title IV Program funding; certain citations for failure to comply with state agency requirements; failure to comply with yet to be developed DOE financial stress tests; high annual dropout rates; placement of the institution on probation or issuance of a show-cause or similar action by its accrediting agency; certain violations of loan agreements; expected or pending claims for borrower relief discharges and certain other events that DOE might identify as reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institutions.

If the DOE deems the institution to fail the financial responsibility standards based on one or more of the aforementioned events listed in the regulations or based on the institution’s failure to comply with other requirements in the financial responsibility regulations, the DOE may permit the institution to continue participating in the Title IV Programs under a provisional certification and would require the institution to submit a letter of credit or other form of financial protection in an amount to be determined by the DOE, comply with the zone requirements and potentially accept other conditions or restrictions.

On March 15, 2019, the DOE published an electronic announcement with guidance regarding the requirement to notify the DOE within specified timeframes of the occurrence of any of a list of events, actions or conditions that occur on or after July 1, 2017.  The DOE stated in the electronic announcement that it recognized that some institutions may have been uncertain about how to comply with these requirements in light of the delays and court orders regarding the effective date of the 2016 Final Regulations.  The DOE guidance generally gives institutions a 60-day period commencing from the date of the electronic announcement to send notifications of events, actions, or conditions that, with certain exceptions, occurred between the July 1, 2017 effective date of the 2016 Final Regulations and the date of the electronic announcement.  Institutions have an ongoing obligation under the 2016 Final Regulations to notify the DOE of subsequent events, actions or conditions that are triggering circumstances in the regulations.

For example, one of the triggering circumstances in the current regulations is if an institution’s accrediting agency requires the institution to submit a teach-out plan that covers the closing of the institution or one of its locations.  In 2018, we notified the DOE that we intended to close our Southington, Connecticut campus which was closed by December 31, 2018 and that our accrediting agency required a teach-out plan.  The DOE could attempt to recalculate our composite score, could seek to treat all Title IV Program funds received by the school in its most recently completed fiscal year at that campus as a loss in the recalculation, and could seek to impose a letter of credit based on the reduced composite score.  However, it is uncertain whether the DOE would apply the regulation to the accrediting agency’s request for a teach-out plan which occurred after the July 1, 2017 effective date of the regulations, but prior to the expiration of the stay of the regulation on October 16, 2018; whether the DOE’s recalculation of the composite score would result in a letter of credit requirement; or whether the DOE would require a letter of credit given that the campus is currently closed.

On September 23, 2019, the DOE published final regulations with a general effective date of July 1, 2020 that, among other things, will modify the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  The current regulations generally will remain in effect until the new regulations take effect on July 1, 2020.  The regulations create lists of mandatory triggering events and discretionary triggering events.  An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs.  The mandatory triggering events include:

Index
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

The expanded financial responsibility regulations could result in the DOE recalculating and reducing our composite score to account for DOE estimates of potential losses under one or more of the extensive list of triggering circumstances and also could result in the imposition of conditions and requirements including a requirement to provide a letter of credit or other form of financial protection. .

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample or if the regulatory auditor identifies a material weakness in the institution’s report on internal controls relating to the return of unearned Title IV Program funds, the institution may be required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution’s prior fiscal year.

On January 11, 2018, the DOE sent letters to our Columbia, Maryland and Iselin, New Jersey institutions requiring each institution to submit a letter of credit to the DOE based on findings of late returns of Title IV Program funds in the annual Title IV Program compliance audits submitted to the DOE for the fiscal year ended December 31, 2016.  Accordingly, we submitted letters of credit in the amounts of $0.5 million and $0.1 million to the DOE by the February 23, 2018 deadline and we continue to comply with the letter of credit requirement.

Index
Negotiated Rulemaking.  On October 15, 2018, the DOE published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by the DOE to recognize accrediting agencies; simplification of the DOE’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and the DOE to hold institutions accountable; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; protections to ensure that accreditors recognize and respect institutional mission and evaluate an institution’s policies and educational programs based on that mission; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education; defining the term “credit hour”; defining the requirements related to the length of educational programs and entry level requirements for the occupation; addressing regulatory barriers in the DOE’s institutional eligibility and general provision regulations; addressing direct assessment programs and competency-based education; and other matters. The DOE released draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees that covered additional topics and made additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittee in early 2019, including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula; the requirements for measuring the lengths of certain educational programs; the requirements for returning unearned Title IV Program funds received for students who withdraw before completing their educational programs; and the requirements for measuring a student’s satisfactory academic progress.  The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations.  On June 12, 2019, the DOE published proposed regulations on some of the topics in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing final versions of the regulations.  The DOE stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish those proposed changes.  On November 1, 2019, the DOE published the final regulations.  The regulations have a general effective date of July 1, 2020.  We are in the process of analyzing the new regulations and their potential impact on us and our institutions.

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

School Acquisitions.    When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a change of control as defined by the DOE. Upon such a change of control, a school’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. The DOE may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while the DOE reviews the institution’s application. The time required for the DOE to act on such an application may vary substantially. The DOE recertification of an institution following a change of control will be on a provisional basis. Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions.

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

Index
A change of control could occur as a result of future transactions in which the Company or our schools are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our shares.

Opening Additional Schools and Adding Educational Programs.    For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to the DOE to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable DOE eligibility requirements. Our expansion plans are based, in part, on our ability to open new schools as additional locations of our existing institutions and take into account the DOE’s approval requirements.

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate’s level or higher degree and the institution already offers programs at that level, or if that program prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. Institutions that are provisionally certified may be required to obtain approval of certain educational programs.   Our Indianapolis, New Britain, and Columbia institutions are provisionally certified and required to obtain prior DOE approval of new locations and of new degree, non-degree, and short-term training educational programs because of our composite score.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

Some of the state education agencies and our accrediting commission also have requirements that may affect our schools’ ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program.

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

The DOE has placed three of our institutions on provisional certification based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institutions’ level of administrative capability.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by the DOE or to lose eligibility to participate in Title IV Programs, which would have a significant impact on our business and results of operations.

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

Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE’s Office of Inspector General, state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies, and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting audit report to the DOE for review.Some of the findings in the annual Title IV Program compliance audits for some of our institutions resulted in the DOE placing those institutions on provisional certification.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

The DOE may grant closed school loans discharges of Federal student loans based upon applications by qualified students.   The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013 as did some of our former campuses.  If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. We have the right to appeal any asserted liabilities under an administrative appeal process within the DOE. We cannot predict the timing or amount of any loan discharges that the DOE may approve or the liabilities that the DOE may seek from us. We also cannot predict the timing or potential outcome of any administrative appeals of any such liabilities.

If one of our schools fails to comply with accrediting or state licensing requirements, such school and its main and/or branch campuses could be subject to the loss of state licensure or accreditation, which in turn could result in a loss of eligibility to participate in Title IV Programs. If the DOE or another agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or DOE regulations, the institution could be required to repay such funds and related costs to the DOE and lenders, and could be assessed an administrative fine. The DOE could also place the institution on provisional certification status and/or transfer the institution to the reimbursement or cash monitoring system of receiving Title IV Program funds, under which an institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”

Significant violations of Title IV Program requirements by the Company or any of our institutions could be the basis for the DOE to limit, suspend or terminate the participation of the affected institution in Title IV Programs or to seek civil or criminal penalties. Generally, such a termination of Title IV Program eligibility extends for 18 months before the institution may apply for reinstatement of its participation. There is no DOE proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions’ participation in Title IV Programs.

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

The risk factors described below and other information included elsewhere in this Annual Report on Form 10-K are among the numerous risks faced by our Company and should be carefully considered before deciding to invest in, sell or retain shares of our common stock.  These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results  and the risks and uncertainties described below are not the only ones we face. Investors should understand that it is not possible to predict or  identify all such risks and, as such, should not consider the following to be a complete discussion of all potential risks and uncertainties that may affect the Company.

RISKS RELATED TO OUR INDUSTRY

Our failure to comply with the extensive regulatory requirements for participation in Title IV Programs and school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding, which could affect our revenues and impose significant operating restrictions on us.

Our industry is highly regulated by federal and state governmental agencies and by accrediting commissions. In particular, the HEA and DOE regulations specify extensive criteria and numerous standards that an institution must satisfy to establish to participate in the Title IV Programs.  For a description of these criteria, see Part I, Item 1. “Business - Regulatory Environment.”

If we are found not to have satisfied the DOE’s requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding, which could adversely affect our revenue, as we received approximately 78% of our revenue (calculated based on cash receipts) from Title IV Programs in 2019, and have a significant impact on our business and results of operations.  Furthermore, if any of our schools fails to comply with applicable regulatory requirements, the school and its related main campus and/or additional locations could be subject to, among other things, the loss of state licensure or accreditation, the loss of eligibility to participate in and receive funds under the Title IV Programs, the loss of the ability to grant degrees, diplomas and certificates, provisional certification, or the imposition of liabilities or monetary penalties, any of which could adversely affect our revenues and impose significant operating restrictions upon us. In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs would constitute an event of default under our credit agreement with our lender, which could result in the acceleration of all amounts then outstanding with respect to our outstanding loan obligations.  The various regulatory agencies applicable to our business periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with these requirements or any additional requirements instituted in the future.

If we fail to demonstrate “administrative capability” to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. For a description of these criteria, see Part I, Item 1. “Business - Regulatory Environment – Administrative Capability.”

If we are found not to have satisfied the DOE’s “administrative capability” requirements, or otherwise failed to comply with one or more DOE requirements, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding.  A loss or decrease in Title IV Program funding could adversely affect our revenue, as we received approximately 78% of our revenue (calculated based on cash receipts) from Title IV Programs in 2019, which would have a significant impact on our business and results of operations.

Congress and the DOE may make changes to the laws and regulations applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. We cannot predict what if any legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or with other activities of Congress.  See Part I, Item 1. “Business - Regulatory Environment – Congressional Action.”  Because a significant percentage of our revenues are derived from the Title IV Programs, any action by Congress or the DOE that significantly reduces funding for Title IV Programs or that limits or restricts the ability of our schools, programs, or students to receive funding through those Title IV Programs or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements.  In addition, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements.  If we cannot comply with the provisions of the HEA, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

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

In January 2016, the DOE began negotiated rulemaking to develop proposed regulations regarding a borrower’s ability to allege acts or omissions by an institution as a defense to the repayment of certain Title IV Program loans and the consequences to the borrower, the DOE, and the institution.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations.”  On November 1, 2016, the DOE published in the Federal Register the final version of these regulations with a general effective date of July 1, 2017 and which, among other things, include rules for:

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
•
expanding the existing definition of misrepresentations that could result in grounds for discharge of student loans and in liabilities and sanctions against the institution, including, without limitation, potential loss of Title IV Program eligibility.

On January 19, 2017, the DOE issued new regulations that update the DOE’s hearing procedures for actions to establish liability against an institution and to establish procedural rules governing recovery proceedings under the DOE’s borrower defense to repayment regulations.

The DOE had delayed the effective date of a majority of these regulations until July 1, 2019 to ensure that there is adequate time to conduct negotiated rulemaking and, as necessary, develop revised regulations. However, a federal court ruled that the delay in the effective date of the regulations was unlawful and, on October 16, 2018, denied a request to extend a stay preventing the regulations from taking effect, and the DOE has published subsequent guidance regarding how it is implementing these regulations.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations” and “Regulatory Environment – Financial Responsibility Standards.”

The DOE published proposed regulations on July 31, 2018 that would modify the defense to repayment regulations.  On September 23, 2019, the DOE published the final regulations which have a general effective date of July 1, 2020.  The current regulations generally will remain in effect until the new regulations generally take effect on July 1, 2020. Among other things, the new regulations amend the processes for borrowers to receive from DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party.  The regulations establish detailed procedures and standards for the loan discharge processes, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations.”  The regulations also modify the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  The final regulations also will eliminate the current regulations regarding loan repayment rate warning requirements and generally will permit the use of arbitration clauses and class action waivers while requiring institutions to make certain disclosures to students.

We cannot predict how the DOE would interpret and enforce current  or future borrower defense to repayment rules or how these rules, or any rules that may arise out of a negotiated rulemaking process or any other rules that DOE may promulgate on this or other topics, may impact our schools’ participation in the Title IV Programs; however, current or future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the recent rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.

The DOE published a notice in the Federal Register on October 15, 2018 announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, and subsequently released draft proposed regulations that covered additional topics  including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula for measuring the lengths of certain educational programs, the return of unearned Title IV Program funds received for students who withdraw before completing their educational programs, and the measurement of student academic progress.  See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.” The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations.  On June 12, 2019, the DOE published proposed regulations on some of the topics in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing final versions of the regulations.  The DOE stated that it intends to publish proposed regulations on the remaining issues in a separate notice of proposed rulemaking, but did not indicate when it would publish those proposed changes.  On November 1, 2019, the DOE published the final regulations.  The regulations have a general effective date of July 1, 2020.  We are in the process of analyzing the new regulations and their potential impact on us and our institutions.

Index
If we or our eligible institutions do not meet the financial responsibility standards prescribed by the DOE, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could significantly reduce our student population and revenues.

To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV Programs.  The DOE published new regulations that establish expanded standards of financial responsibility that could result in a requirement that we submit to the DOE a substantial letter of credit or other form of financial protection in an amount determined by the DOE, and be subject to other conditions and requirements, based on any one of an extensive list of triggering circumstances.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  Any obligation to post one or more letters of credit would increase our costs of regulatory compliance.  Our inability to obtain a required letter of credit or limitations on, or termination of, our participation in Title IV Programs could limit our students’ access to various government-sponsored student financial aid programs, which could significantly reduce our student population and revenues.

We are subject to fines and other sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. See Part I, Item 1. “Business - Regulatory Environment -- Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.”  We cannot predict how the DOE will interpret and enforce the incentive compensation rule.  The implementation of these regulations has required us to change our compensation practices and has had and may continue to have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.  If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

If our schools do not maintain their accreditation, they may not participate in Title IV Programs, which could adversely affect our student population and revenues.

An institution must be accredited by an accrediting commission recognized by the DOE in order to participate in Title IV Programs.  See Part I, Item 1. “Business - Regulatory Environment – Accreditation.” Our schools are currently on financial reporting status with ACCSC.  If any of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. Loss of accreditation by any of our main campuses would result in the termination of eligibility of that school and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a significant adverse impact on our business and operations.

Programmatic accreditation is the process through which specific programs are reviewed and approved by industry- and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV Program eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.  Failure to obtain or maintain such programmatic accreditation may lead to a decline in enrollments in such programs.

Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs exceeds 90%, which could reduce our student population and revenues.

A proprietary institution that derives more than 90% of its total revenue from Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures.  See Part I, Item 1. “Business - Regulatory Environment – 90/10 Rule.” If any of our institutions loses eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

Index
Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution’s current and former students default on their federal student loans exceed specified percentages.  See Part I, Item 1. “Business - Regulatory Environment – Student Loan Defaults.”  If former students defaulted on repayment of their federal student loans in excess of specified levels, our institutions would lose eligibility to participate in Title IV Programs, would cause an event of default under our credit agreement, would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV Program funds for students who withdraw before completing their educational program, which could increase our cost of regulatory compliance and decrease our profit margin.

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been credited to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or may be otherwise sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. Based upon the findings of an annual Title IV Program compliance audit of our Columbia, Maryland and Iselin, New Jersey institutions, the Company submitted letters of credit in the amounts of $0.5 million and $0.1 million to the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Return of Title IV Program Funds.”

We are subject to sanctions if we fail to comply with the DOE’s regulations regarding prohibitions against substantial misrepresentations, which could increase our cost of regulatory compliance and decrease our profit margin.

The DOE’s regulations prohibit an institution that participates in the Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. See Part I, Item 1. “Business - Regulatory Environment – Substantial Misrepresentation.”  If the DOE determines that one of our institutions has engaged in substantial misrepresentation, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution.

Several of our institutions are provisionally certified by the DOE which may make them more vulnerable to unfavorable DOE action and place additional regulatory burdens on its operations.

Our Indianapolis, Indiana, Columbia, Maryland, and New Britain, Connecticut institutions are provisionally certified by the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  The DOE typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions.  In addition, an institution that is provisionally certified must apply for and receive approval from the DOE for certain substantive changes including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of certain programs. Any adverse action by the DOE or increased regulatory burdens as a result of the provisional status of one of our institutions could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Regulatory agencies or third parties may conduct compliance reviews, bring claims or initiate litigation against us. If the results of these reviews or claims are unfavorable to us, our results of operations and financial condition could be adversely affected.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. We may be subject to further reviews related to, among other things, issues of noncompliance identified in recent audits and reviews related to our institutions’ compliance with Title IV requirements or related to liabilities for the discharge of loans to certain students who attended campuses of our institutions that are now closed.  See Part I, Item 1. “Business - Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”  If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal and state funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims.  Certain of our institutions are subject to ongoing reviews and proceedings.  See Part I, Item 1. “Business - Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” and “Regulatory Environment - Compliance with Regulatory Standards and Effect of Regulatory Violations.”

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

Changes in the executive branch of our federal government as a result of the outcome of elections or other events could result in further legislation, appropriations, regulations and enforcement actions that could materially or adversely affect our business.

Our industry is subject to an intensive ongoing federal and state regulatory environment that affects our industry. The composition of federal and state executive offices, executive agencies and legislatures that are subject to change based on the results of elections, appointments and other events, may adversely impact our industry through constant changes in that regulatory environment resulting from the disparate views towards the for-profit education industry.

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

Our students and their families have benefitted from historic lows on student loan interest rates in recent years.  Much of the financing our students receive is tied to floating interest rates. Recently, however, student loan interest rates have been edging higher, making borrowing for education more expensive.  Increases in interest rates result in a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our schools and could adversely affect our results of operations and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in our student population.

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

Our total assets reflect substantial intangible assets. At December 31, 2019, goodwill associated with our acquisitions decreased to approximately 7.5% from 10.0% of total assets at December 31, 2018.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill would negatively affect our results of operations and total capitalization, which could be material.

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

Our success has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers who generally have significant experience within the post-secondary education industry. Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. Due to the nature of our business, we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. Furthermore, we do not currently carry “key man” life insurance on any of our employees. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have an adverse effect on our ability to operate our business efficiently and to execute our growth strategy.

Strikes by our employees may disrupt our ability to hold classes as well as our ability to attract and retain students, which could materially adversely affect our operations.  In addition, we contribute to multiemployer benefit plans that could result in liabilities to us if these plans are terminated or we withdraw from them.

As of December 31, 2019, the teaching professionals at six of our campuses are represented by unions and covered by collective bargaining agreements that expire between 2020 and 2022.  Although we believe that we have good relationships with these unions and with our employees, any strikes or work stoppages by our employees could adversely impact our relationships with our students, hinder our ability to conduct business and increase costs.

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

Index
Our credit agreement imposes significant operating and financial restrictions on the Company, which may prevent us from capitalizing on business opportunities, and we may incur additional debt in the future that may include similar or additional restrictions.

On November 14, 2019, the Company executed a new credit agreement with its lender relating to our $60 million credit facility. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Transactions.” The credit agreement imposes significant operating and financial restrictions. These restrictions, which are subject to a number of qualifications and exceptions, could limit our ability to, among other things:

•	incur additional indebtedness and guarantee indebtedness;
•	undertake capital expenditures;
•	create or incur liens;
•	pay dividends and distributions or repurchase capital stock;
•	make investments, loans and advances; and
•	enter into certain transactions with affiliates.

In addition, the credit agreement requires us to maintain a minimum tangle net worth, a minimum fixed charge coverage ratio and a minimum of $5 million in quarterly average aggregate balances on deposit with the lender which if not maintained will result in the assessment of a quarterly fee of $12,500. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

These covenants could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand and pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply with such covenants. These restrictions could also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that make it more difficult for us to successfully execute our business strategies and compete against companies that are not subject to such restrictions.

Our failure to comply with the covenants and other terms of the credit agreement could result in an event of default. If any such event of default occurs and is not waived, the lender could elect to declare all amounts outstanding and accrued and unpaid interest, if any, under the credit facility to be immediately due and payable, and could foreclose on the assets securing the credit facility. The lender would also have the right in these circumstances to terminate any commitments they have to provide further credit extensions. If we are forced to refinance any borrowings under the credit facility on less favorable terms or if we cannot refinance these borrowings, our financial condition and results of operations could be materially adversely affected.

In addition, although the credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we may be able to incur substantial additional indebtedness in compliance with these restrictions in the future. The terms of any future indebtedness we may incur could include more restrictive covenants.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Our obligations under our credit facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future.  As of December 31, 2019, we had $34.8 million outstanding under the 2019 Credit Agreement for which we hedged 57% of the amount outstanding by entering into a cash flow hedge with a fixed interest rate of 5.36%. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Index
In addition, the interest rates under our credit agreement are calculated using the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, a comparable or successor reference rate as approved by the lender under our credit agreement will apply under the credit agreement. The U.S. Federal Reserve and the Federal Reserve Bank of New York formed a committee, the Alternative Reference Rates Committee (the “ARRC”),  comprised of private-sector entities with a presence in markets affected by LIBOR and public-sector entities, including the Securities and Exchange Commission, banking regulators and other financial sector regulators, to recommend an alternative rate to U.S. dollar LIBOR. The ARRC has identified an index, the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for U.S. dollar LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.  Some market participants are also considering other U.S. dollar reference rates for certain instruments.  It is not possible to predict the effect of these changes, other reforms or the establishment of a dominant successor to LIBOR or a variety of alternative reference rates in the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak has now spread to other countries and infections have been reported globally including in the United States. The extent to which the coronavirus, like any other rapidly spreading contagious illness, may impact our operations will depend on the evolution of the outbreak, which is highly speculative at this time and cannot be predicted with any level of confidence. The duration of the outbreak, new information which emerges concerning the severity of the illness and the actions to be taken to contain the spread of the virus or its treatment remains unclear. We believe that the continued spread of the coronavirus could adversely impact our operations.  A quarantine of one or more of our instructors for two or more weeks due to exposure to the coronavirus or other contagious illness could eliminate a program unless a substitute was readily available and quarantine of an instructor or student could cause the temporary closure of an affected school which could have an adverse impact on our business and our financial results.  Further, the spread of a contagious illness or fear of such an event could have a material adverse effect on enrollment at least in the short-term.

RISKS RELATED TO OUR CAPITAL STRUCTURE

The current holders of our Series A Preferred Stock, Juniper Investment Company Inc. and Talanta Investment Group, Inc., with their affiliates, beneficially own approximately 18% and 9%, respectively, of our outstanding common stock on an “as converted basis.” As such, each holder of Series A Preferred Stock possesses significant voting power over the common stock, and there can be no assurance that their interests will align with the interests of the other common shareholders.

In November 2019, we issued shares of Series A Preferred Stock (see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions” below) to two investors that requires us to obtain the approval of the holders of a majority of the outstanding Series A Preferred Stock to authorize numerous actions, including to pay dividends on our common stock, repurchase our common stock, issue certain new classes of preferred stock, and incur indebtedness. There can be no assurance that we will be able to obtain such approval should we seek to take an action requiring their approval.

In addition to the blocking rights noted above, the holders of the Series A Preferred Stock vote with the holders of shares of common stock and not as a separate class, at any annual or special meeting of shareholders of our Company, and may act by written consent in the same manner as the holders of common stock, on an as-converted basis, but in all cases each holder of Series A Preferred Stock together with its affiliates, may not vote more than 19.99% of the total number of shares of common stock outstanding after giving effect to the shares being voted by the holder (the “Hard Cap”), unless prior shareholder approval is obtained or no longer required by the rules of the Nasdaq Stock Market. The current holders of our Series A Preferred Stock, Juniper Investment Company Inc. and Talanta Investment Group, Inc., with their affiliates, beneficially own approximately 18% and 9%, respectively, of our outstanding common stock on an “as converted basis.” As such, each holder of Series A Preferred Stock possesses significant voting power over the common stock, and there can be no assurance that their interests will align with the interests of the other common shareholders.

In addition to possessing significant common stock voting power on any matter put to a vote of the common shareholders, which includes the appointment of directors, the holders of Series A Preferred Stock, voting as a separate class, have the right to appoint one director to the Company’s Board of Directors (the “Series A Director”) who may serve on any committees of the Board, until the later of (i) the time that the shares of Series A Preferred Stock have been converted into common stock or (ii) the time that a holder still owns shares of Series A Preferred Stock that are subject to conversion and the sum of such shares plus any other shares of common stock represent at least 10% of the total outstanding shares of common stock. John A. Bartholdson currently serves as the Series A Director.

Index
We have an obligation to pay dividends on our shares of Series A Preferred Stock.

Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% are to be paid, in advance, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 as the first dividend payment date. The Company, at its option, may pay dividends in cash or by increasing the number of shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”). The value of any dividend paid in Conversion Shares will increase the dollar amount subject to the dividend rate and thereby increase subsequent dividend amounts. We anticipate satisfying our dividend obligation by increase in the Conversion Shares for the foreseeable future. As a result, it is likely that the holders of our Series A Preferred Stock will increase their ownership percentage in our Company and thereby lower the ownership percentage of our common shareholders. In addition, by not paying cash dividends, we will be increasing the dollar amount of future dividends.

The dividend rate is subject to increase (a) by 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock and (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations owed to the holders of our Series A Preferred Stock. In order to pay Series A Dividends in cash, we require the approval of our lender under our credit agreement and there can be no assurance that even were we able to pay Series A Dividends in cash, we would be able to secure the necessary lender approvals to do so.

While we have not paid dividends to our common shareholders since February 2015 and we do not foresee doing so in the future, in addition to obtaining the approval of the holders of the Series A Preferred Stock, of which there can be no assurance, the holders of the Series A Preferred Stock are required to participate in any such cash dividend on an “as converted basis” thereby diluting any such dividend payment to the common shareholders.

The Series A Preferred Stock is perpetual.

The Series A Preferred Stock is perpetual having no fixed maturity date. However, on and after November 14, 2024, the Company may redeem all or any of the Series A Preferred Stock for a cash price (the “Liquidation Preference”) equal to the greater of (i) the sum of $1,000 (subject to adjustment) plus the dollar amount of any declared Series A Dividends not paid in cash and (ii) the value of the Conversion Shares were such shares of Series A Preferred Stock converted. There can be no assurance that we will have sufficient funds or available financing sources to redeem the Series A Preferred Stock, or if we had the necessary funding we would be able to obtain the consent of our then lender to redeem the Series A Preferred Stock. It is therefore possible that the Series A Preferred Stock will be outstanding for an indefinite period of time.

We may not be able to force the conversion of the Series A Preferred Stock.

Each share of Series A Preferred Stock, at any time, is convertible into a number of shares of common stock equal to the quotient of (i) the sum of (A) $1,000 (subject to adjustment) plus (B) the dollar amount of any declared Series A Dividends not paid in cash divided by (ii) the Series A Conversion Price as of the applicable Conversion Date, but subject to the Hard Cap. The initial Conversion Price is $2.36 (the “Convertible Formula”).

If, at any time following November 14, 2022, the volume weighted average price of the Company’s common stock for a period of 20 consecutive trading days and on each such trading day at least 20,000 shares of common stock was traded, equals or exceeds $5.31 per share (2.25 times the Conversion Price) the Company may, at its option and subject to the Hard Cap, require that any or all of the then outstanding shares of Series A Preferred Stock be automatically converted into shares of common stock at the then applicable Convertible Formula. To the extent that we satisfy our Series A Dividend obligation by increasing the number of common shares issuable upon conversion of the Series A Preferred Stock, that would further dilute our common stock and likely result in downward pressure on the trading price of our common stock. There can be no assurance that our common stock will trade at the per share price, for the necessary period of time and with the required volume to cause the conversion of the Series A Preferred Stock into common stock, at any time or at all.

Registration of the Conversion Shares may cause overhang.

The holders of the Series A Preferred Stock are entitled to unlimited registration rights for the Conversion Shares, including 2 of which that may require us to effectuate an underwritten offering. Although unless our stock price significantly increases, it is likely that the Series A Holders will hold their Series A Preferred Stock and not convert them into shares of common stock, we are obligated to file with the SEC by November 13, 2020 a registration statement for the shelf covering the Conversion Shares (the “Resale Shelf”) and use our commercially reasonable efforts to cause the Resale Shelf to be declared effective by the SEC not later than 60 days after the filing thereof. The filing of the Resale Shelf covering the Conversion Shares may create market overhang on our common stock and thereby downward pressure on the price of our common stock. Should we be unable to cause the Resale Shelf (and certain other registration statements concerning the Conversion Shares) to be declared effective by the SEC timely, or certain other events occur with respect to such registration statements, some of which are beyond our control, we are required to pay the holders of Series A Preferred Stock an amount equal to 1.5% of the value of the Conversion Shares covered thereby for each 30 day period that such registration statements are not declared effective, up to a maximum of 7.5%.

Index
Shareholders of Series A Preferred Stock may transfer their shares after November 13, 2020 without our approval.

The holders of Series A Preferred Stock may, subject to compliance with the securities laws, sell their Series A Preferred Stock to any purchaser, without our prior approval. While we believe we have a good relationship with the current holders of Series A Preferred Stock, there can be no assurance that we will continue to enjoy good relations with them or with any purchaser of their Series A Preferred Stock.

In the event of certain changes of control, holders of Series A Preferred Stock shall be entitled to receive a liquidation preference.

In the event of certain changes of control, some of which are not within the Company’s control (as defined in the Company’s amended and restated certificate of incorporation as a “Fundamental Change” or a “Liquidation”), the holders of Series A Preferred Stock shall be entitled to receive the Liquidation Preference, unless such Fundamental Change is a stock merger in which certain value and volume requirements are met, in which case the Series A Preferred Stock will be converted into common stock in connection with such stock merger. As a result, this provision (along with the other provisions of the Series A Preferred Stock) may make the Company less attractive to a potential acquirer.

Our principal shareholder owns a significant percentage of our capital stock and is able to influence certain corporate matters.

As of December 31, 2019, Juniper Investment Company, LLC and its affiliates (“Juniper”) beneficially owned, in the aggregate, approximately 18% of our outstanding common stock and 88% of our outstanding Series A Preferred Stock, which votes on an as-converted basis subject to a voting cap, as described below. The voting power of Juniper, including the common stock and the as-converted preferred stock with the voting cap described below, was approximately 19.9% as of December 31, 2019.

Each share of Series A Preferred Stock is convertible, at any time, into a number of shares of common stock equal to (“Convertible Formula”) the quotient of (i) the sum of (A) $1,000 (subject to adjustment as provided in the Company’s certificate of incorporation, as amended) plus (B) the dollar amount of any dividends applicable to the Series A Preferred Stock and not paid in cash divided by (ii) the Series A Conversion Price (as defined and adjusted in the Company’s certificate of incorporation) as of the applicable date of conversion. The initial conversion price is $2.36. At all times, however, the number of shares of common stock that can be issued to any holder of Series A Preferred Stock may not result in such holder and its affiliates owning more than 19.99% of the total number of shares of common stock outstanding after giving effect to the conversion (the “Hard Cap”), unless prior shareholder approval is obtained or no longer required by the rules of the Nasdaq Stock Market. If, at any time following November 14, 2022 the volume weighted average price of the Company’s common stock equals or exceeds 2.25 times the conversion price for a period of 20 consecutive trading days and on each such trading day at least 20,000 shares of common stock was traded, the Company may, at its option and subject to the Hard Cap, require that any or all of the then outstanding shares of Series A Preferred Stock be automatically converted into shares of common stock at the then applicable Convertible Formula.

The holders of Series A Preferred Stock, voting as a separate class, have the right to appoint one director to the Company’s Board of Directors (the “Series A Director”) who may serve on any committees of the Board, until such time as the later of (i) the shares of Series A Preferred Stock have been converted into common stock or (ii) a holder still owns shares of Series A Preferred Stock that are subject to conversion and the sum of such shares plus any other shares of common stock represent at least 10% of the total outstanding shares of common stock.

Holders of shares of Series A Preferred Stock are entitled to vote with the holders of shares of common stock and any other class or series similarly entitled to vote with the holders of common stock and not as a separate class, at any annual or special meeting of shareholders of our Company, and may act by written consent in the same manner as the holders of common stock, on an as-converted basis, in all cases subject to the Hard Cap. In addition, a majority of the voting power of the Series A Preferred Stock must approve certain significant actions of the Company, including (i) declaring a dividend or otherwise redeeming or repurchasing any shares of common stock and other junior securities, if any, subject to certain exceptions, (ii) incurring indebtedness, except for certain permitted indebtedness and (iii) creating a subsidiary other than a wholly-owned subsidiary.

Anti-takeover provisions in our amended and restated certificate of incorporation, our bylaws and New Jersey law could discourage a change of control that our shareholders may favor, which could negatively affect our stock price.

In addition to the Series A Preferred Stock, provisions in our amended and restated certificate of incorporation and our bylaws and applicable provisions of the New Jersey Business Corporation Act may make it more difficult and expensive for a third party to acquire control of the Company even if a change of control would be beneficial to the interests of our shareholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. For example, applicable provisions of the New Jersey Business Corporation Act may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested shareholder for a period of five years after the person becomes an interested shareholder. Furthermore, our amended and restated certificate of incorporation and bylaws:

Index
•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart • a takeover attempt;
•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;
•	require super-majority voting to effect amendments to certain provisions of our amended and restated certificate of incorporation;
•	limit who may call special meetings of both the board of directors and shareholders;
•	prohibit shareholder action by non-unanimous written consent and otherwise require all shareholder actions to be taken at a meeting of the shareholders;
•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholders’ meetings; and
•	require that vacancies on the board of directors, including newly created directorships, be filled only by a majority vote of directors then in office.

We can issue shares of preferred stock without general shareholder approval (thought approval of the holders of Series A Preferred Stock would be necessary), which could adversely affect the rights of common shareholders.

Our amended and restated certificate of incorporation permits us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our shareholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

The trading price of our common stock may continue to fluctuate substantially in the future.

Our stock price has declined substantially over the past five years and has and may fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors include:

•	general economic • conditions;
•	general conditions in the for-profit, post-secondary education industry;
•	negative media coverage of the for-profit, post-secondary education industry;
•	failure of certain of our schools or programs to maintain compliance under the gainful employment regulation, 90-10 Rule or with financial responsibility standards;
•	the impact of DOE rulemaking and other changes in the highly regulated environment in which we operate;
•	the initiation, pendency or outcome of litigation, accreditation reviews and regulatory reviews, inquiries and investigations;
•	loss of key personnel;
•	quarterly variations in our operating results;
•
our ability to meet or exceed, or changes in, expectations of investors and analysts, or the extent of analyst coverage of us; and decisions by any significant investors to reduce their investment in our common stock.

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

As of December 31, 2019, we leased all of our facilities, except for our campuses in Nashville, Tennessee, Grand Prairie, Texas, and Denver, Colorado, and former school property in Suffield, Connecticut, all of which we own.  Our lease in Southington, Connecticut expired in January 2020 as that school was closed in December 2019.  We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2019, all of our existing leases expire between 2020 and 2030.

The following table provides information relating to our facilities as of December 31, 2019, including our corporate office:

Location	Brand	Approximate Square Footage
Las Vegas, Nevada	Euphoria Institute	19,000
Southington, Connecticut	Former Lincoln College of New England	113,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	39,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute and Lincoln Culinary Institute	47,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	281,000
West Orange, New Jersey	Corporate Office	52,000
Blue Bell, Pennsylvania	Corporate Office	4,000
Suffield, Connecticut	Former Lincoln Technical Institute	132,000

We believe that our facilities are suitable for their present intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

As previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, the NJ OAG issued two supplemental subpoenas requesting additional information.  The Company has responded to these requests and is continuing to cooperate with the NJ OAG.

Also, on February 12, 2019, the Company received a notification from the State of Colorado Department of Law (“CDOL”) advising that it was initiating a compliance examination of one of its subsidiaries, Lincoln Technical Institute, Inc. The examination sought to review a fixed number of company transactions seeking information responsive to its examination.  The Company submitted its response and, on December 5, 2019, received notifications from the CDOL that it had completed its examination with no violations reported.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock, no par value per share, is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

On March 3, 2020, the last reported sale price of our common stock on the Nasdaq Global Select Market was $2.60 per share.  As of March 3, 2020, based on the information provided by Continental Stock Transfer & Trust Company, there were 58 shareholders of record of our common stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015.  The Company has no current intentions to resume the payment of cash dividends in the foreseeable future.

Share Repurchases

The Company did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2019.

Equity Compensation Plan Information
We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2019 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	116,000	$10.56	1,451,656
Equity compensation plans not approved by security holders	-	-	-
Total	116,000	$10.56	1,451,656

ITEM 6.	SELECTED FINANCIAL DATA

Not Required.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to our campus operations which have been closed prior to 2019.

As of December 31, 2019, we had 11,285 students enrolled at 22 campuses.

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

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 78% of our revenue on a cash basis while the remainder is primarily derived from state grants and cash payments made by students during both 2019 and 2018.  The Higher Education Act of 1965, as amended (the “HEA”) requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 rule.

Index
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

•	Funding for students who interrupt their education is typically covered by Title IV Program funds as long as they have been properly packaged for financial aid; and
•	Creditworthy criteria to demonstrate a student’s ability to pay.

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

RECENT TRANSACTIONS

On November 14, 2019, we entered into a Securities Purchase Agreement with Juniper Investment Company, Inc. (“Juniper Purchasers”) and Talanta Investment Group, Inc. (“Talanta”) with their affiliates, to sell an aggregate of 12,700 shares of Series A 9.6% Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”) for a total purchase price of $12.7 million. Each share of Series A Preferred Stock is initially convertible into approximately 424 shares of the Company’s common stock, representing a conversion premium of 39% based upon Lincoln’s closing stock price of $1.70 per share on the NASDAQ on November 14, 2019.   Beginning November 14, 2024, the Company can redeem outstanding Series A Preferred Stock under certain circumstances at a price determined pursuant to the terms of the agreement. The Series A Preferred Stock may be voted on an as-converted basis with the common stock, however both the voting rights and conversion rights are subject to a 19.99% ownership cap for each investor.  The proceeds from the offering are intended to be used to provide flexibility to execute long-term growth initiatives such as expansion of existing high demand programs, the addition of new programs with strong employer demand and the expansion of the existing call center which reaches prospective students throughout the country.   In addition, the Company plans to explore strategic acquisitions consistent with the Company’s core business, upgrade training equipment to enhance the student experience, and increase marketing investments that will cost-effectively expand our reach to potential new students in key markets while raising overall brand awareness. See Note 10 of the Notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for further discussion.

Additionally, on November 14, 2019, the Company executed a new credit agreement with Sterling National Bank (the “Lender”) replacing our prior facility. The credit facility is comprised of four separate facilities providing in the aggregate $60 million comprised of: (1) a $20 million term loan funded at closing to refinance the existing facility, (2) a $10 million delayed draw term loan, (3) a $15 million committed revolving line of credit, with a sublimit of up to $10 million for standby letters of credit, and (4) a $15 million cash collateralized line of credit. All of the facilities are senior secured with the term loans maturing in five years, the revolving line of credit maturing in three years, and the cash collateralized line of credit maturing on January 31, 2021. The credit facility increases the Company’s available liquidity by approximately $25.0 million supporting working capital and growth initiatives.  The Company further anticipates realizing annualized interest savings of approximately $1.0 million as a result of a reduction in the interest rate by an anticipated 30%.  The Company’s prior credit facility as of the closing had an outstanding balance of $21.8 million. See Note 9 of the Notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for further discussion.

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

We evaluate whether collectability of revenue is reasonably assured prior to the student commencing a program by attending class and reassess collectability of tuition and fees when a student withdraws from a course.  We calculate the amount to be returned under Title IV Programs and its stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, we expect payment from the student.  We have a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  We continuously monitor our historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of our refund policies, we may be entitled to incremental revenue on the day the student withdraws from one of our schools. We record revenue for students who withdraw from one of our schools when payment is received because collectability on an individual student basis is not reasonably assured.

After adoption of ASU 2014-09

On January 1, 2018, we adopted the new standard on revenue recognition promulgated by the Federal Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) 2014-09, using the modified retrospective approach of ASU 2016-10. The adoption of the guidance in ASU 2014-09 as amended by ASU 2016-10 did not have a material impact on the Company’s measurement or recognition of revenue in any prior or current reporting periods and there was no adjustment to retained earnings.  The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to students in an amount that reflects the consideration to which the company expects to be entitled in exchange for such goods or services.

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2019, 2018 and 2017 was 7.6%, 6.7% and 5.2%, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2019, 2018 and 2017 would have resulted in an increase in bad debt expense of $2.7 million, $2.6 million and $2.6 million, respectively.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2019, goodwill was approximately $14.5 million, or 7.5%, of our total assets, from approximately $14.5 million, or 10.0%, of our total assets at December 31, 2018.  The goodwill is allocated among nine reporting units within the Transportation and Skilled Trades Segment.

When we test goodwill balances for impairment, we determine the fair value of each of our reporting units using an equal weighting of the discounted cash flow model and the market approach. The determination of fair value using the discounted cash flow model requires significant estimates and assumptions related to forecasts of future revenues, which is driven by student start growth, EBITDA  (Earnings Before Interest, Tax, Depreciation, and Amortization) margins, the long-term growth rate used in the calculation of the terminal value, and the discount rate to apply against each reporting unit’s financial metrics.  The determination of fair value using the market approach requires significant estimates and assumptions related to the selection of EBITDA multiples and the control premiums. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

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

At December 31, 2019, 2018 and 2017, we conducted our annual test for goodwill impairment and determined we did not have an impairment.

Income taxes.    We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2019 and 2018, we did not record any interest and penalties expense associated with uncertain tax positions.

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

Results of Continuing Operations for the Three Years Ended December 31, 2019

The following table sets forth selected consolidated statements of continuing operations data as a percentage of revenues for each of the periods indicated:

	Year Ended Dec 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	45.2%	47.6%	49.4%
Selling, general and administrative	53.1%	53.7%	53.0%
(Gain) loss on sale of assets	-0.2%	0.2%	-0.6%
Total costs and expenses	98.1%	101.5%	101.8%
Operating income (loss)	1.9%	-1.5%	-1.8%
Interest expense, net	-1.1%	-0.9%	-2.7%
Other income	0.0%	0.0%	0.0%
Income (loss) from opeartions before income taxes	0.8%	-2.4%	-4.5%
Provision (benefit) for income taxes	0.1%	0.1%	-0.1%
Net income (loss)	0.7%	-2.5%	-4.4%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Results of Operations

Revenue.   Revenue increased $10.1 million, or 3.9% to $273.3 million for the year ended December 31, 2019 from $263.2 million in the prior fiscal year.  The increase in revenue was a result of over two years of consistent student start growth which drove a 10.7% and 3.9% increase in average student population in both the Healthcare and Other Professions segment and the Transportation and Skilled Trades segment, respectively.  Further contributing to the revenue increase year over year was increased focus on student retention which increased retention rates.  Excluding the Transitional segment, which had revenue of zero and $5.8 million during the years ended December 31, 2019 and 2018, respectively, revenue would have increased $15.9 million or 6.2% year over year.

Total student starts increased 3.8% for the fiscal year ended December 31, 2019 as compared to the prior year comparable period.  Excluding the Transitional segment, student starts would have increased 5.0%. Contributing to the increase in the student start rates were improved high school student starts, which are up 2.7% year over year.   We attribute the consistent growth to our investments in marketing and admissions.

Index
For a general discussion of trends in our student enrollment, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Outlook” below.

Educational services and facilities expense.   Our educational services and facilities expense decreased $1.9 million, or 1.5%, to $123.5 million for the fiscal year ended December 31, 2019 from $125.4 million in the prior fiscal year.  Excluding the Transitional segment, which had expense of zero and $5.3 million in the current and prior year, respectively, educational services and facilities expense increased $3.4 million.  The increase was primarily the result of increases in instructional salaries and benefits expense and books and tools expense resulting from a larger student population year over year.  Partially offsetting the increases in expense were cost savings in facilities expense resulting from the successful negotiation of more favorable lease terms at two of our campuses.  Educational services and facilities expense, as a percentage of revenue, decreased to 45.2% from 47.6% for the years ended December 31, 2019 and 2018, respectively.

Selling, general and administrative expense.  Our selling general and administrative expense increased $4.0 million, or 2.8% to $145.2 million for the fiscal year ended December 31, 2019 from $141.2 million in the prior fiscal year.  Excluding the Transitional segment, which had expense of zero and $6.5 million in the current and prior year, respectively, selling general and administrative expense increased $10.4 million.  Increases in expense were due in part to several factors including additional bad debt expense; investments made in sales expense and marketing expense; increases in salaries and benefits expense resulting from a larger student population and costs incurred in connections with strategic initiatives intended to increase shareholder value.  No additional costs pertaining to these strategic initiatives will be incurred going forward.

Bad debt expense increased due to certain factors including tuition increases along with a slight increase in reserve rates due to lower historical repayment rates.  In addition, modifications were made to our institutional loan program to address student affordability barriers both at the time of enrollment and while in school.  Although these student friendly changes have positively impacted student starts and retention, it may have resulted in lower repayment rates.  As of December 31, 2019, less than one third of the student population relied on the institutional loan program to help subsidize their education.

Marketing investments were up year over year primarily to capitalize on cost effective lead generating opportunities in higher converting channels, while also investing in greater brand awareness.  Although marketing spend was up, cost per start was down for the year ended December 31, 2019.  The reduced cost per start is a positive indicator demonstrating a strong return on investment.

Sales expense also increased during the year and is tied in part to additional marketing investments, which are generating more leads and requiring additional resources.

Selling general and administrative expenses, as a percentage of revenue, decreased to 53.1% for the fiscal year ended December 31, 2019 from 53.7% in the prior fiscal year.

Net interest expense.    Net interest expense for the fiscal year ended December 31, 2019 increased by $0.6 million, or 23.6% to $3.0 million from $2.4 million in the prior fiscal year.  This increase was driven by $0.5 million in additional expense in the current year resulting from the write-off of previously capitalized costs incurred under our prior credit agreement.  With the execution of the new senior secured credit agreement with Sterling National Bank and approximately $12.0 million in net proceeds obtained through the issuance of 12,700 shares of Series A Convertible Preferred Stock.

Income taxes.    Our provision for income taxes was $0.3 million, or 11.7% of pretax income, for the fiscal year ended December 31, 2019, compared to a benefit for income taxes of $0.2 million, or 3.2% of pretax loss, in the prior fiscal year. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimal state tax expenses.

Segment Results of Operations

We operate our business in three reportable segments: (a) the Transportation and Skilled Trades segment; (b) the Healthcare and Other Professions (“HOPS”) segment; and (c) the Transitional segment.  Our reportable segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments are described below.

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

Index
Transitional – The Transitional segment refers to campus operations which have been closed prior to 2019.  The schools in the Transitional segment employed a gradual teach-out process that enabled the schools to continue to operate to allow their current students to complete their course of study.

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  As of December 31, 2019, no campuses have been categorized in the Transitional segment.

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

The following table present results for our three reportable segments for the years ended December 31, 2019 and 2018:

	Twelve Months Ended Dec 31,
	2019	2018	% Change
Revenue:
Transportation and Skilled Trades	$193,722	$185,263	4.6%
Healthcare and Other Professions	79,620	72,135	10.4%
Transitional	-	5,802	-100.0%
Total	$273,342	$263,200	3.9%

Operating Income (Loss):
Transportation and Skilled Trades	$21,979	$17,661	24.4%
Healthcare and Other Professions	7,588	6,469	17.3%
Transitional	-	(5,994)	100.0%
Corporate	(24,329)	(22,090)	-10.1%
Total	$5,238	$(3,954)	232.5%

Starts:
Transportation and Skilled Trades	8,548	8,294	3.1%
Healthcare and Other Professions	4,386	4,023	9.0%
Transitional	-	140	-100.0%
Total	12,934	12,457	3.8%

Average Population:
Transportation and Skilled Trades	7,319	7,042	3.9%
Healthcare and Other Professions	3,666	3,312	10.7%
Transitional	-	237	-100.0%
Total	10,985	10,591	3.7%

End of Period Population:
Transportation and Skilled Trades	7,349	6,988	5.2%
Healthcare and Other Professions	3,936	3,537	11.3%
Transitional	-	-	-
Total	11,285	10,525	7.2%

Index
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Transportation and Skilled Trades

Student start results increased 3.1% to 8,548 for the fiscal year ended December 31, 2019 from 8,294 in the prior fiscal year.

Operating income increased $4.3 million, or 24.4% to $22.0 million for the fiscal year ended December 31, 2019 from $17.7 million in the prior fiscal year.  The increase fiscal year over year was mainly driven by the following factors:

●
Revenue increased $8.5 million, or 4.6% to $193.7 million for the fiscal year ended December 31, 2019 from $185.3 million in the prior fiscal year.  This increase was a result of over two years of consistent student start growth, which has driven average population up 3.9% year over year.

●
Educational services and facilities expense increased $0.4 million, or less than one percent to $85.7 million for the fiscal year ended December 31, 2019 from $85.4 million in the prior fiscal year.  The increase year over year is primarily a result of a larger student population driving a $1.7 million, or 3.4% increase in instructional expense and books and tools expense.  Partially offsetting this increase are cost savings of $1.3 million in facilities expense primarily resulting from the successful negotiation of more favorable lease terms at two of our campuses.

●
Selling, general and administrative expense increased $4.3 million, or 5.2% to $86.6 million for the fiscal year ended December 31, 2019 from $82.3 million in the prior fiscal year.  Increases in expense were primarily the result of additional bad debt expense; increases in marketing expense and sales expense and increases in salaries and benefits expense.  Additional expense incurred for bad debt, marketing and sales are detailed in the consolidated results of operations.  Increases in salaries and benefits expense were due in part to a growing student population.

Healthcare and Other Professions
Student start results increased 9.0% to 4,386 for the fiscal year ended December 31, 2019 from 4,023 in the prior fiscal year.

Operating income increased 17.3% to $7.6 million for the fiscal year ended December 31, 2019 from $6.5 million in the prior fiscal year.  The $1.1 million increase was mainly driven by the following factors:

●
Revenue increased by $7.5 million, or 10.4% to $79.6 million for the fiscal year ended December 31, 2019 from $72.1 million in the prior fiscal year.  This increase was a result of over two years of consistent student start growth, which has driven average population up 10.7% year over year.

●
Educational services and facilities expense increased by $3.0 million, or 8.8% to $37.8 million for the fiscal year ended December 31, 2019 from $34.7 million in the prior fiscal year.  The increase in expense year over year was primarily due to a larger student population driving a $2.6 million, or 10.2% increase in instructional expense and books and tools expense.

●
Selling, general and administrative expense increased $3.3 million to $34.3 million for the fiscal year ended December 31, 2019 from $31.0 million in the prior fiscal year.  Increases in expense were primarily the result of additional bad debt expense in combination with additional investments in marketing expense and sales expense as detailed in the consolidated results of operations.

Transitional
During the year ended December 31, 2018, one campus, the LCNE campus at Southington, Connecticut was categorized in the Transitional segment.  This campus was fully taught out as of December 31, 2018 and financial information for this campus was included in the Transitional segment for the year ended December 31, 2018.  As of December 31, 2019, no campuses were categorized in the Transitional segment.

Revenue was zero and $5.8 million for the year ended December 31, 2019 and 2018, respectively.  Operating loss was zero and $6.0 million for the year ended December 31, 2019 and 2018, respectively

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $24.3 million for the fiscal year ended December 31, 2019 as compared to $22.1 million, in the prior fiscal year.  The increase in expense was due to costs incurred in connection with the evaluation of strategic initiatives intended to increase shareholder value. No additional costs pertaining to these strategic initiatives will be incurred going forward.  In addition, in the prior fiscal period, a $0.4 million loss on the sale of a corporate property was realized.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the three fiscal years in the period ended December 31, 2019:

	Cash Flow Summary Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$988	$(1,694)	$(11,321)
Net (cash used) provided by in investing activities	$(4,810)	$(2,349)	$10,707
Net (cash used) provided by in financing activities	$(3,480)	$(4,565)	$7,453

As of December 31, 2019, the Company had a net cash balance of $4.6 million compared to a net debt balance of $3.4 million as of December 31, 2018.  The net cash balance is calculated as our cash, cash equivalents and both short and long-term restricted cash less both short and long-term portion of the credit agreement.  The increase in cash position was primarily attributable to net proceeds of approximately $12.0 million obtained through the issuance in November 2019 of 12,700 shares of Series A Convertible Preferred Stock, no par value, the termination of our prior credit facility and the execution of a new senior secured credit facility with Sterling National Bank increasing aggregate borrowings to $60 million from $47 million, and net income generated for the year ended December 31, 2019 of approximately $2.0 million.  Partially offsetting the increases in liquidity were repayments made on net borrowings of $14.5 million as of December 31, 2019.

To fund our business plans, including any anticipated future losses, purchase commitments, capital expenditures and principal and interest payments on borrowings, we leveraged our owned real estate. We are also continuing to take actions to improve cash flow by aligning our cost structure to our student population, in addition to our current sources of capital that provide short term liquidity.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 78% of our cash receipts relating to revenues in 2019. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Industry”.

Operating Activities

Net cash provided by operating activities was $1.0 million for the fiscal year ended December 31, 2019 compared to net cash used in operating activities of $1.7 million in the prior fiscal year.  The increase of $2.7 million was driven by net income generated for the year ended December 31, 2019 in combination with other working capital items such as accounts receivable, accounts payable, accrued expenses and unearned tuition year over year.

Investing Activities

Net cash used in investing activities was $4.8 million for the fiscal year ended December 31, 2019 compared to $2.3 million in the prior fiscal year.  The increase of $2.5 million was primarily the result of the sale of the Mangonia Park, Florida property on August 23, 2018 which generated a cash inflow of $2.3 million in the prior year.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our real property in Grand Prairie, Texas; Nashville, Tennessee; and Denver, Colorado and our former school property located in Suffield, Connecticut.

Index
Capital expenditures were 2% of revenues in 2020 and are expected to approximate 2% of revenues in 2021.  We expect to fund future capital expenditures with cash generated from operating activities and borrowings under our credit facility.

Financing Activities

Net cash used in financing activities was $3.5 million for the fiscal year ended December 31, 2019 compared $4.6 million in the prior fiscal year.  The decrease of $1.1 million was primarily due to net proceeds of approximately $12.0 million from the issuance of Series A Convertible Preferred Stock in November 2019, partially offset by an increase in net payments on borrowings year over year of $10.4 million.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured credit facility of $40 million; and (b) $54.5 million in total repayments made by the Company.

Credit Agreement

As noted above under “Recent Transactions,” on November 14, 2019, the Company entered into a new senior secured credit agreement (the “2019 Credit Agreement”) with its Lender pursuant to which the Company obtained a credit facility in the aggregate principal amount of up to $60 million (the “2019 Credit Facility”).  The 2019 Credit Facility replaced the Company’s existing facility with the Lender and, among other things, increased aggregate borrowing from $47 million to $60 million.

The 2019 Credit Facility is comprised of four facilities: a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on 120-month amortization with the outstanding balance due on the maturity date; a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on 120-month amortization and all balances due on the maturity date; a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only, and a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).

The 2019 Credit Facility is secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company, as well as a pledge of the stock and other equity in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company in Colorado, Tennessee and Texas, at which three of the Company’s schools are located, as well as a former school property owned by the Company located in Connecticut.

At the closing of the 2019 Credit Facility, the Lender advanced the Term Loan to the Company, the net proceeds of which was $19.7 million after deduction of the Lender’s origination fee in the amount of $0.3 million and other Lender fees and reimbursements to the Lender that are customary for facilities of this type.  The Company used the net proceeds of the Term Loan, together with cash on hand, to repay the existing credit facility and transaction expenses.

Pursuant to the terms of the 2019 Credit Agreement, letters of credit issued under the Revolving Loan reduce dollar for dollar the availability of borrowings under the Revolving Loan.  Borrowings under the Line of Credit Loan are to be secured by cash collateral.

Borrowing under the Delayed Draw Term Loan is available during the period commencing on the closing date of the 2019 Credit Facility and ending on May 31, 2021.  Any amounts not borrowed during this period will not be available to the Company.  As of December 31, 2019 there were no amounts borrowed under the Delayed Draw Term Loan

Accrued interest on each loan under the 2019 Credit Facility is being paid monthly in arrears.  The Term Loan and the Delayed Draw Term Loan each bear interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50%.  At the closing of the 2019 Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the  principal balance of the Term Loan, which matures on the same date as the Term Loan at a fixed interest rate of 5.36%.  At the end of the borrowing availability period for the Delayed Draw Term Loan, the Company is required to enter into a swap transaction with the Lender for 100% of the principal balance of the Delayed Draw Term Loan, which will mature on the same date as the Delayed Draw Term Loan, pursuant to a swap agreement between the Company and the Lender or the Lender’s affiliate.   The Term Loan and Delayed Draw Term Loan are subject to a LIBOR interest rate floor of .25% if there is no swap agreement.

Revolving Loans will bear interest at a floating interest rated based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the 2019 Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus .50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rated based on the Lender’s prime rate of interest.  Revolving Loans are subject to a LIBOR interest rate floor of .00%.

Index
Letters of credit will be charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) .25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Letters of credit totaling $4 million that were outstanding under the existing credit facility are treated as letters of credit under the Revolving Loan.

Under the terms of the 2019 Credit Agreement, the Company may prepay the Term Loan and/or the Delayed Draw Term Loan in full or in part without penalty except for any amount required to compensate the Lender for any swap breakage or other costs incurred in connection with such prepayment.  The Lender receives an annual unused facility fee of 0.50% payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

In addition to the foregoing, the 2019 Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type.  As of December 31, 2019, the Company is in compliance with all covenants.

As of December 31, 2019, the Company had $34.8 million outstanding under the 2019 Credit Facility; offset by $0.8 million of deferred finance fees.  As of December 31, 2018, the Company had $49.3 million outstanding under the  2019 Credit Facility, offset by $0.5 million of deferred finance fees, which were written-off.  As of December 31, 2019 and December 31, 2018, letters of credit in the aggregate outstanding principal amount of $4.0 million and $1.8 million, respectively, were outstanding under the 2019 Credit Facility.

Long-term debt and lease obligations consist of the following:

	As of December 31,
	2019	2018
Credit agreement	$34,833	$49,301
Deferred financing fees	(805)	(532)
Subtotal	34,028	48,769
Less current maturities	(2,000)	(15,000)
Total long-term debt	$32,028	$33,769

As of December 31, 2019, we had outstanding loan commitments to our students of $75.5 million, as compared to $63.1 million at December 31, 2018.  Loan commitments, net of interest that would be due on the loans through maturity, were $54.7 million at December 31, 2019, as compared to $46.2 million at December 31, 2018.

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2019, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2030 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility*	$34,833	$2,000	$19,000	$13,833	$-
Operating leases	79,508	15,510	25,254	18,737	20,007
Interest on Term Loan **	4,057	1,031	1,793	1,233	-
Total contractual cash obligations	$118,398	$18,541	$46,047	$33,803	$20,007

*	Excludes deferred finance fees of $0.8 million.
**	Includes fixed rate interest payment resulting from the cash flow hedge.

Index
OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2019, except for surety bonds.  At December 31, 2019, we posted surety bonds in the total amount of approximately $12.8 million.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Outlook

Our nation is a facing a skills gap caused by technological, demographic and policy changes. Technology is permeating every industry and job necessitating retraining of the existing workforce in order to remain productive and engaged.  At the same time, the retirement of baby boomers in large numbers is forcing companies to look for replacement employees.  Unfortunately, there are not enough new skilled employees to replace those retiring.  A major reason for this shortfall is caused by the reduction of career education in many high schools starting in the 1980s as policy makers decided more students needed to attend college and resources and programs were steered in that direction.  Consequently, today there are more job openings than qualified individuals to fill them.  This problem, we believe presents a great opportunity for our Company.

Traditionally, our enrollments decline in a low unemployment environment.  However, for the last seven quarters, we have achieved growth despite declining unemployment levels. We attribute this growth to both better marketing of our high return-on-investment programs and a growing awareness that four year post-secondary degrees along with their attendant high costs may not be the best option for everyone. By partnering with industry and increasing our advertising spend, we expect to continue to grow awareness of our schools  and increase our enrollments as we seek to eliminate the skills gap.  Employers are reaching out to us seeking to employ our graduates.  Like the economy in general, we have more job requests from employers than graduates to fill them.

Furthermore, when the economy slows down, we expect that our enrollments will also increase as more people are displaced from the workforce and need to acquire different or additional skills to find employment.

Effect of Inflation

Inflation has not had and is not expected to have a significant impact on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  Our obligations under our credit facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future.  As of December 31, 2019, we had $34.8 million outstanding under the 2019 Credit Agreement for which we hedged 57% of the amount outstanding by entering into a cash flow hedge with a fixed interest rate of 5.36%.

Based on our remaining unhedged outstanding debt balance as of December 31, 2019, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

Index
The use of the derivative instrument exposes us to credit risk if the counterparty fails to perform when the fair value of a derivative instrument contract is positive. If the counterparty fails to perform, collateral is not required by any party whether derivatives are in an asset or liability position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2019 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure that we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to leases on our financial statements to facilitate their adoption on January 1, 2019.  There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report included in this Form 10-K that follows.

ITEM 9B.	OTHER INFORMATION

None.

Index
PART III.

Certain information required by this item will be included in a definitive proxy statement for the Company’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission within 120 days after December 31, 2019, and is incorporated by reference herein.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information required by this Item 10 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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

The information required by this Item 11 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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

3.2
Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019

3.3	Bylaws of the Company, as amended on March 8, 2019 (incorporated by reference to the Company’s Form 8-K filed June 28 2005).

4.1	Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 21, 2005).

4.2
Registration Rights Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019.

4.3*	Description of Securities of the Company

10.1	Employment Agreement, dated as of November 8, 2017, between the Company and Scott M. Shaw (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2017).

10.2	Employment Agreement, dated as of November 7, 2018, between the Company and Scott M. Shaw (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.3	Employment Agreement, dated as of November 8, 2017, between the Company and Brian K. Meyers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2017).

10.4	Employment Agreement, dated as of November 7, 2018, between the Company and Brian K. Meyers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.5
Change in Control Agreement, dated as of November 7, 2018, between the Company and Stephen M. Buchenot (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.6	Lincoln Educational Services Corporation Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to the Company’s Form 8-K filed May 6, 2013).

10.7
Lincoln Educational Services Corporation Amended and Restated 2005 Non-Employee Directors Restricted Stock Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-211213) filed May 6, 2016).

Index
10.8
Lincoln Educational Services Corporation 2005 Deferred Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-123644) filed March 29, 2005).

10.9	Form of Stock Option Agreement under our 2005 Long-Term Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.10	Form of Restricted Stock Agreement under our 2005 Long-Term Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.11	Form of Performance-Based Restricted Stock Award Agreement under our Amended & Restated 2005 Long-Term Incentive Plan (incorporated by reference to the Company’s Form 8-K filed May 5, 2011).

10.12
Securities Purchase Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.13
Credit Agreement, dated as of November 14, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.14	Form of Indemnification Agreement between the Company and each director of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.15	Indemnification Agreement between the Company and John A. Bartholdson (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page of the Company’s Annual Report on Form 10-K filed March 6, 2020).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Date:  March 6, 2020

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

Signature	Title	Date

/s/ Scott M. Shaw
Scott M. Shaw	Chief Executive Officer and Director	March 6, 2020

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and
Brian K. Meyers	Treasurer (Principal Accounting and Financial Officer)	March 6, 2020

/s/ Alvin O. Austin	Director
Alvin O. Austin		March 6, 2020

/s/ John A. Bartholdson	Director
John A. Bartholdson		March 6, 2020

/s/ Peter S. Burgess	Director
Peter S. Burgess		March 6, 2020

/s/ James J. Burke, Jr.	Director
James J. Burke, Jr.		March 6, 2020

/s/ Celia H. Currin	Director
Celia H. Currin		March 6, 2020

/s/ Ronald E. Harbour	Director
Ronald E. Harbour		March 6, 2020

/s/ J. Barry Morrow	Director
J. Barry Morrow		March 6, 2020

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 6, 2020
We have served as the Company’s auditor since 1999.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 6, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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
March 6, 2020

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,644	$17,571
Restricted cash	-	16,775
Accounts receivable, less allowance of $18,107 and $15,590 at December 31, 2019 and 2018, respectively	20,652	18,675
Inventories	1,608	1,451
Prepaid income taxes and income taxes receivable	383	178
Prepaid expenses and other current assets	4,190	2,461
Total current assets	50,477	57,111

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $172,408 and $171,109 at December 31, 2019 and 2018, respectively	49,345	49,292

OTHER ASSETS:
Noncurrent restricted cash	15,000	11,600
Noncurrent receivables, less allowance of $2,260 and $1,403 at December 31, 2019 and 2018, respectively	15,337	12,175
Deferred income taxes, net	-	424
Operating lease right-of-use assets	49,065	-
Goodwill	14,536	14,536
Other assets, net	1,003	900
Total other assets	94,941	39,635
TOTAL ASSETS	$194,763	$146,038

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2019	2018

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$2,000	$15,000
Unearned tuition	23,411	22,545
Accounts payable	14,584	14,107
Accrued expenses	7,869	10,605
Current portion of operating lease liabilities	9,142	-
Other short-term liabilities	199	2,324
Total current liabilities	57,205	64,581

NONCURRENT LIABILITIES:
Long-term credit agreement	32,028	33,769
Pension plan liabilities	4,015	4,271
Deferred income taxes, net	153	-
Long-term portion of operating lease liabilities	46,018	-
Accrued rent	-	3,410
Other long-term liabilities	214	141
Total liabilities	139,633	106,172

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at December 31, 2019 and no shares issued and outstanding at December 31, 2018	11,982	-

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at December 31, 2019 and 2018, issued and outstanding 31,142,251 shares at December 31, 2019 and 30,552,333 shares at December 31, 2018	141,377	141,377
Additional paid-in capital	30,145	29,484
Treasury stock at cost - 5,910,541 shares at December 31, 2019 and 2018	(82,860)	(82,860)
Accumulated deficit	(42,058)	(44,073)
Accumulated other comprehensive loss	(3,456)	(4,062)
Total stockholders’ equity	43,148	39,866
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND EQUITY	$194,763	$146,038

  See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

REVENUE	$273,342	$263,200	$261,853
COSTS AND EXPENSES:
Educational services and facilities	123,495	125,373	129,413
Selling, general and administrative	145,176	141,244	138,779
(Gain) loss on sale of assets	(567)	537	(1,623)
Total costs and expenses	268,104	267,154	266,569
OPERATING INCOME (LOSS)	5,238	(3,954)	(4,716)
OTHER:
Interest income	8	31	56
Interest expense	(2,963)	(2,422)	(7,098)
INCOME (LOSS) BEFORE INCOME TAXES	2,283	(6,345)	(11,758)
PROVISION (BENEFIT) FOR INCOME TAXES	268	200	(274)
NET INCOME (LOSS)	$2,015	$(6,545)	$(11,484)
Basic
Earnings (loss) per share	$0.08	$(0.27)	$(0.48)
Diluted
Earnings (loss) per share	$0.08	$(0.27)	$(0.48)
Weighted average number of common shares outstanding:
Basic	24,554	24,423	23,906
Diluted	24,554	24,423	23,906

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands)

	December 31,
	2019	2018	2017
Net income (loss)	$2,015	$(6,545)	$(11,484)
Other comprehensive income (loss)
Derivative qualifying as cash flow hedge	(174)	-	-
Employee pension plan adjustments	780	448	1,591
Comprehensive income (loss)	$2,621	$(6,097)	$(9,893)

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Total	Shares	Amount
BALANCE - January 1, 2017	30,685,017	$141,377	$28,554	$(82,860)	$(26,044)	$(6,101)	$54,926	-	$-
Net loss	-	-	-	-	(11,484)	-	(11,484)	-	-
Employee pension plan adjustments	-	-	-	-	-	1,591	1,591	-	-
Stock-based compensation expense Restricted stock	128,810	-	1,220	-	-	-	1,220	-	-
Net share settlement for equity-based compensation	(189,420)	-	(440)	-	-	-	(440)	-	-
BALANCE - December 31, 2017	30,624,407	141,377	29,334	(82,860)	(37,528)	(4,510)	45,813	-	-
Net loss	-	-	-	-	(6,545)	-	(6,545)	-	-
Employee pension plan adjustments	-	-	-	-	-	448	448	-	-

Stock-based compensation expense Restricted stock	135,568	-	522	-	-	-	522	-	-
Net share settlement for equity-based compensation	(207,642)	-	(372)	-	-	-	(372)	-	-
BALANCE - December 31, 2018	30,552,333	141,377	29,484	(82,860)	(44,073)	(4,062)	39,866	-	-
Net income	-	-	-	-	2,015	-	2,015	-	-
Employee pension plan adjustments	-	-	-	-	-	780	780	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(174)	(174)	-	-
Issuance of series A convertible preferred stock, net of issuance costs	-	-	-	-	-	-	-	12,700	11,982
Stock-based compensation expense Restricted stock	595,436	-	679	-	-	-	679	-	-
Net share settlement for equity-based compensation	(5,518)	-	(18)	-	-	-	(18)	-	-
BALANCE - December 31, 2019	31,142,251	$141,377	$30,145	$(82,860)	$(42,058)	$(3,456)	$43,148	12,700	$11,982

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,015	$(6,545)	$(11,484)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,116	8,421	8,702
Amortization of deferred finance costs	190	369	583
Write-off of deferred finance charges	512	-	2,161
Deferred income taxes	153	-	(424)
(Gain) loss on disposition of assets	(567)	537	(1,623)
Fixed asset donation	(1,084)	-	(19)
Provision for doubtful accounts	20,847	17,705	13,720
Stock-based compensation expense	679	522	1,220
Deferred rent	-	(958)	(1,312)
(Increase) decrease in assets:
Accounts receivable	(25,986)	(23,836)	(15,733)
Inventories	(157)	206	30
Prepaid income taxes and income taxes receivable	219	29	55
Prepaid expenses and current assets	(502)	(109)	532
Other assets	(1,368)	(191)	(1,163)
Increase (decrease) in liabilities:
Accounts payable	444	3,753	(3,193)
Accrued expenses	(1,687)	(1,136)	(3,613)
Unearned tuition	866	(2,102)	(131)
Other liabilities	(1,702)	1,641	371
Total adjustments	(1,027)	4,851	163
Net cash provided by (used in) operating activities	988	(1,694)	(11,321)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,385)	(4,697)	(4,755)
Proceeds from insurance settlement	575	-	-
Proceeds from sale of property and equipment	-	2,348	15,462
Net cash (used in) provided by investing activities	(4,810)	(2,349)	10,707
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	40,045	31,000	75,900
Payments on borrowings	(54,514)	(35,099)	(66,766)
Payment of deferred finance fees	(975)	(94)	(1,241)
Net share settlement for equity-based compensation	(18)	(372)	(440)
Proceeds from sale of convertible preferred stock	12,700	-	-
Payment of convertible preferred stock issuance costs	(718)	-	-
Net cash (used in) provided by financing activities	(3,480)	(4,565)	7,453
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,302)	(8,608)	6,839
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	45,946	54,554	47,715
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$38,644	$45,946	$54,554

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2019	2018	2017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,155	$2,030	$2,790
Income taxes	$118	$191	$139
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$2,852	$265	$1,447

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2019

(In thousands, except share and per share amounts, schools, training sites, campuses and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

The Company’s business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to our campus operations which have been closed prior to 2019.

Liquidity—For several years, the Company and the proprietary school sector have faced deteriorating earnings. Government regulations have negatively impacted earnings by making it more difficult for potential students to obtain loans, which, when coupled with the overall economic environment, have discouraged potential students from enrolling in post-secondary schools. In light of these factors, the Company has incurred significant operating losses as a result of lower student population.  However, over the last two years earnings have been improving and the Company had net income for the year ended December 31, 2019.  As of December 31, 2019, the Company had a net cash balance of $4.6 million calculated as cash, cash equivalents and both short and long-term restricted cash less both short and long-term portion of the Company’s credit facility.  The increase in cash position was primarily attributable to net proceeds of approximately $12.0 million obtained through the sale in November, 2019 of 12,700 shares of Series A Convertible Preferred Stock, no par value, the termination of our prior credit facility and the execution of a new senior secured credit facility with Sterling National Bank increasing available borrowings to $60 million from $47 million, and net income generated for the year ended December 31, 2019 of approximately $2.0 million.    At December 31, 2019, the Company’s sources of cash primarily included cash and cash equivalents of $38.6 million (of which $15.0 million is restricted). In addition, the Company has availability to borrow additional funds under its credit facility for an additional $25.0 million.  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population.  The Company believes that the likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Lincoln Educational Services Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly liquid short-term investments, which contain original maturities within three months of purchase.  Pursuant to the DOE’s cash management requirements, the Company retains funds from financial aid programs under Title IV of the Higher Education Act in segregated cash management accounts.  The segregated accounts do not require a restriction on use of the cash and, as such, these amounts are classified as cash and cash equivalents on the consolidated balance sheet.

Restricted Cash—Restricted cash consists of deposits maintained at financial institutions under a cash collateral agreement pursuant to the Company’s credit facility and cash collateral for letters of credit as to 2018 under the Company’s prior credit facility.  The amounts of $15.0 million and $11.6 million as of December 31, 2019 and 2018, respectively, of restricted cash are included in long-term assets in the consolidated balance sheets as the restrictions are greater than one year.  Refer to Note 9 for more information on the Company’s credit facility.

Accounts Receivable—The Company reports accounts receivable at net realizable value, which is equal to the gross receivable less an estimated allowance for uncollectible accounts.  Noncurrent accounts receivable represent amounts due from graduates in excess of 12 months from the balance sheet date.

Index
Allowance for Uncollectible Accounts—Based upon experience and judgment, an allowance is established for uncollectible accounts with respect to tuition receivables. In establishing the allowance for uncollectible accounts, the Company considers, among other things, current and expected economic conditions, a student’s status (in-school or out-of-school), whether or not a student is currently making payments, and overall collection history. Changes in trends in any of these areas may impact the allowance for uncollectible accounts. The receivables balances of withdrawn students with delinquent obligations are reserved for based on our collection history.

Inventories—Inventories consist mainly of textbooks, computers, tools and supplies. Inventories are valued at the lower of cost or market on a first-in, first-out basis.

Property, Equipment and Facilities—Depreciation and Amortization—Property, equipment and facilities are stated at cost. Major renewals and improvements are capitalized, while repairs and maintenance are expensed when incurred. Upon the retirement, sale or other disposition of assets, costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in operating income (loss). For financial statement purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is computed over the lesser of the term of the lease or its estimated useful life.

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $29.8 million, $29.4 million and $27.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

Goodwill and Other Intangible Assets— The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, reductions in market value of the Company, and changes that restrict the activities of the acquired business, and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact these judgments in the future and require an adjustment to the recorded balances.  The goodwill is allocated among nine reporting units within the Transportation and Skilled Trades Segment.

When we test goodwill balances for impairment, we determine the fair value of each of our reporting units using an equal weighting of the discounted cash flow model and the market approach. The determination of fair value using the discounted cash flow model requires significant estimates and assumptions related to forecasts of future revenues, which is driven by student start growth, EBITDA  (Earnings Before Interest, Tax, Depreciation, and Amortization) margins, the long-term growth rate used in the calculation of the terminal value, and the discount rate to apply against each reporting unit’s financial metrics.  The determination of fair value using the market approach requires significant estimates and assumptions related to the selection of EBITDA multiples and the control premiums. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

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

At December 31, 2019, 2018 and 2017, we conducted our annual test for goodwill impairment and determined we did not have an impairment.

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

Index
The Company concluded that for the years ended December 31, 2019, 2018 and 2017, there were no long-lived asset impairments.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company’s cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $0.25 million. The Company’s cash balances on deposit at December 31, 2019, exceeded the balance insured by the FDIC by approximately $38.0 million. The Company has not experienced any losses to date on its invested cash.

The Company extends credit for tuition and fees to many of its students. The credit risk with respect to these accounts receivable is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt of federal funds for those students. In addition, the remaining tuition receivables are primarily comprised of smaller individual amounts due from students.

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2019 and 2018.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, revenue recognition, bad debts, impairments, fixed assets, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

Income Taxes—The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.  See information regarding the impact of the Tax Cuts and Jobs Act in Note 12.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2019 and 2018, we did not record any interest and penalties expense associated with uncertain tax positions.

Derivative Instruments—The Company records the fair value of derivative instruments as either assets or liabilities on the balance sheet. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

All qualifying hedging activities are documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash. The Company utilizes the change in variable cash flows method to evaluate hedge effectiveness quarterly. We record the fair value of the qualifying hedges in other long-term liabilities (for derivative liabilities) and other assets (for derivative assets). All unrealized gains and losses on derivatives that are designated and qualify for hedge accounting are reported in other comprehensive income (loss) and recognized when the underlying hedged transaction affects earnings. Changes in the fair value of these derivatives are recognized in other comprehensive income (loss).  The Company classifies the cash flows from a cash flow hedge within the same category as the cash flows from the items being hedged.

Index
The Company adopted Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, on January 1, 2019, which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method and reducing the risk of a material error correction if a company applies the shortcut method inappropriately. The adoption of ASU 2017-12 had no impact on the Company’s consolidated financial statements.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently assessing the effect that this ASU will have on its consolidated financial statements and related disclosures.

In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections,” to reflect the recently adopted amendments to the SEC final rules that were done to modernize and simplify certain reporting requirements for public companies, investment advisers and investment companies. This ASU is effective upon issuance and did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU  2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”), which eliminates, adds and modifies certain fair value measurement disclosure requirements of Accounting Standards Codification 820, Fair Value Measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU No. 2018-13 on January 1, 2020.  The Company will apply these changes to its related disclosures.

In July 2018, FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU No. 2018-10”) to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. FASB also issued ASU No. 2018-11, Leases: Targeted Improvements (“ASU 2018-11”) to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The practical expedient offers lessors an option to not separate non-lease components from the associated lease components when certain criteria are met.

The amendments to ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and allow for modified retrospective adoption with early adoption permitted. The Company adopted the amendments on January 1, 2019 using the modified retrospective approach and elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, the Company did not reassess (1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases and 3) whether lease origination costs qualified as initial direct costs. The Company did not elect the practical expedient to use hindsight in determining a lease term and impairment of the ROU assets at the adoption date. Additionally, the Company did not separate lease components from non-lease components for the specified asset classes.

Upon adoption of the new leasing standards, the Company recognized a lease liability of $42.3 million and a right-to-use asset of $37.9 million on our consolidated balance sheet. There was no impact to retained earnings.

In June 2018, FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU No. 2018-07”), which intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of Topic 718, “Compensation - Stock Compensation” (“Topic 718”), to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The Company adopted ASU No. 2018-07 on January 1, 2019.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Index
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220)”. The updated guidance allows entities to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this ASU on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted. We are currently assessing the effect that this ASC will have on our consolidated financial statements and related disclosures.

2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the “DOE”). During the years ended December 31, 2019, 2018 and 2017, approximately 78%, 78% and 78%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the years ended December 31, 2019, 2018 and 2017, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis under DOE regulations, from the Title IV Program funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year, will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

Regulatory Compliance

To participate in Title IV Programs, a school must be authorized to offer its programs of instruction by relevant state education agencies, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. For this reason, the schools are subject to extensive regulatory requirements imposed by all of these entities. After the schools receive the required certifications by the appropriate entities, the schools must demonstrate their compliance with the DOE regulations of the Title IV Programs on an ongoing basis. Included in these regulations is the requirement that the institution must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based upon the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution. The DOE calculates the institution’s composite score for financial responsibility based on its (i) equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution’s ability to operate at a profit. This composite score can range from -1 to +3.

Index
The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight.  If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as “the zone.”  Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the Title IV Programs by choosing one of two alternatives:  (1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (“HCM1”) payment method and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or (2) submit a letter of credit to the DOE equal to 50 percent of the Title IV Program funds received by the institution during its most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV Program disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (“HCM2”) used under circumstances where an institution’s composite score is below 1.0 and reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV Program funds.  Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provides written authorization for the school to hold the credit balance.

If an institution’s composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility. If the DOE determines that an institution does not satisfy the DOE’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its eligibility to participate in the Title IV Programs on an alternative basis by, among other things:

●	Posting a letter of credit in an amount equal to at least 50% of the total Title IV Program funds received by the institution during the institution’s most recently completed fiscal year; or
●
Posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year accepting provisional certification; complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE’s standard advance funding arrangement

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis.  We have submitted to the DOE our audited financial statements for the 2018 and 2017 fiscal years reflecting a composite score of 1.1 and 1.1, respectively, based upon our calculations.    The DOE determined in a January 13, 2020, letter that our institutions are “in the zone” based on our composite scores for the 2018 and 2017 fiscal years and that we are required to operate under the Zone Alternative requirements, including the requirement to make disbursements under the HCM1 payment method and to notify the DOE within 10 days of the occurrence of certain oversight and financial events.  We also are required to submit to the DOE bi-weekly cash balance submissions outlining our available cash on hand, monthly actual and projected cash flow statements, and monthly student rosters.

For the 2019 fiscal year, we calculated our composite score to be 1.6.  This score is subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2019 fiscal year, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement and no longer require us to operate under the Zone Alternative requirements after it makes its determination, although we cannot be certain how long it will take for the DOE to make its determination and it is possible that it may elect to retain following its determination some of the conditions and reporting requirements previously imposed on  us.

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

If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample or if the regulatory auditor identifies a material weakness in the institution’s report on internal controls relating to the return of unearned Title IV Program funds, the institution may be required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been timely returned for students who withdrew in the institution’s previous fiscal year.

3.	EARNINGS PER SHARE

The Company presents basic and diluted earnings (loss) per share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common shareholders be included in computing earnings per share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. Basic earnings (loss) per share has been computed by dividing net income (loss) allocated to common shareholders by the weighted-average number of common shares outstanding.

Index
The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic earnings (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. The two-class method was not applicable for the years ended December 31, 2018 and 2017 and was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, unvested restricted stock and Series A Preferred Stock. The Company uses the more dilutive method of calculating the diluted earnings per share by applying the more dilutive of either (a) the treasury stock method, if-converted method, or (b) the two-class method in its diluted EPS calculation. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of restricted stock. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

For the year ended December 31, 2019, diluted earnings per share was calculated using the two-class method because these amounts are more dilutive than applying the treasury stock method and if-converted methods which yielded antidilutive shares of 692,942 and 88,848 for Series A Preferred Stock and restricted shares, respectively, for the year ended December 31, 2019.

For the years ended December 31, 2018, and 2017, options to acquire 50,422, and 570,306 shares, respectively, were excluded from the below table because the Company reported a net loss for the year and, therefore, their impact on reported loss per share would have been antidilutive.  For the years ended December 31, 2019, 2018 and 2017, options to acquire 116,000, 139,000, and 167,667 shares, respectively, were excluded from the below table because they have an exercise price that is greater than the average market price of the Company’s common stock and, therefore, their impact on reported loss per share would have been antidilutive.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Year Ended December 31,
(in thousands, except share data)	2019	2018	2017
Numerator:
Net income (loss)	$2,015	$(6,545)	$(11,484)
Less: preferred stock dividend	-	-	-
Less: allocation to preferred stockholders	(54)	-	-
Less: allocation to restricted stockholders	(38)	-	-
Net income (loss) allocated to common stockholders	$1,923	$(6,545)	$(11,484)

Basic earnings (loss) per share:
Denominator:
Weighted average common shares outstanding	24,554,033	24,423,479	23,906,395
Basic earnings (loss) per share	$0.08	$(0.27)	$(0.48)

Diluted earnings (loss) per share:
Denominator:
Weighted average number of:
Common shares outstanding	24,554,033	24,423,479	23,906,395
Dilutive potential common shares outstanding:
Series A Preferred Stocck	-	-	-
Unvested restricted stock	-	-	-
Stock options	-	-	-
Dilutive shares outstanding	24,554,033	24,423,479	23,906,395
Diluted earnings (loss) per share	$0.08	$(0.27)	$(0.48)

Index
4.	REVENUE RECOGNITION

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

We evaluate whether collectability of revenue is reasonably assured prior to the student commencing a program by attending class and reassess collectability of tuition and fees when a student withdraws from a course.  We calculate the amount to be returned under Title IV Programs and its stated refund policy to determine eligible charges and, if there is a balance due from the student after this calculation, we expect payment from the student.  We have a process to pursue uncollected accounts whereby, based upon the student’s financial means and ability to pay, a payment plan is established with the student to ensure that collectability is reasonable.  We continuously monitor our historical collections to identify potential trends that may impact our determination that collectability of receivables for withdrawn students is realizable.  If a student withdraws from a program prior to a specified date, any paid but unearned tuition is refunded. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of his or her withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of income (loss) until the related refund provisions have lapsed. Based on the application of our refund policies, we may be entitled to incremental revenue on the day the student withdraws from one of our schools. We record revenue for students who withdraw from one of our schools when payment is received because collectability on an individual student basis is not reasonably assured.

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

Unearned tuition in the amount of $23.4 million and $22.5 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of December 31, 2019 and 2018, respectively. The change in this contract liability balance during the year ended December 31, 2019 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance at the beginning of the year was $21.7 million.

Index
The following table depicts the timing of revenue recognition:

	Year ended December 31, 2019
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$11,881	$4,521	$-	$16,402
Services transferred over time	181,841	75,099	-	256,940
Total revenues	$193,722	$79,620	$-	$273,342

	Year ended December 31, 2018
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$10,351	$3,834	$72	$14,257
Services transferred over time	174,912	68,301	5,730	248,943
Total revenues	$185,263	$72,135	$5,802	$263,200

	Year ended December 31, 2017
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$8,987	$2,860	$28	$11,875
Services transferred over time	172,341	60,781	16,856	249,978
Total revenues	$181,328	$63,641	$16,884	$261,853

5.	LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”). This guidance amends the existing accounting considerations and treatments for leases through the creation of Topic 842, Leases, to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from such leases.

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 11 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

Index
The following table present the cumulative effect of the changes made to the condensed consolidated balance sheets as of January 1, 2019, as a result of the adoption of ASC Topic 842:

	December 31, 2018	ASC 842	January 1, 2019

Operating lease right-of-use asset	$-	$37,993	$37,993
Current portion of operating lease liability	$-	$8,999	$8,999
Other short-term liabilities	$968	$(968)	$-
Long-term portion of operating lease liability	$-	$33,372	$33,372
Accrued rent	$3,410	$(3,410)	$-

Our operating lease cost for the year ended December 31, 2019 was $14.5 million.  Our variable lease cost for the year ended December 31, 2019 was $2.9 million.  The net change in ROU asset amortization, operating lease liability amortization, and impact from re-measurements of $0.9 million is included in other assets in the condensed consolidated cash flows for the year ended December 31, 2019.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$12,926
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets*	$63,911

* Includes effect of adoption of ASU 2016-02 and related amendments and a new lease entered into on January 1, 2019 of $5.6 million.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

Year Ended December 31, 2019

Weighted-average remaining lease term	6.22 years
Weighted-average discount rate	12.86%

Maturities of lease liabilities by fiscal year for our operating leases as of December 31, 2019 are as follows:

Year ending December 31,
2020	15,412
2021	13,600
2022	11,607
2023	9,988
2024	8,749
Thereafter	20,008
Total lease payments	79,364
Less: imputed interest	(24,204)
Present value of lease liabilities	$55,160

As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$16,939
2020	14,183
2021	10,708
2022	8,180
2023	5,811
Thereafter	17,610
$73,431

Index
6.	GOODWILL

Changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2018	$117,176	$102,640	$14,536
Adjustments	-	-	-
Balance as of December 31, 2018	117,176	102,640	14,536
Adjustments	-	-	-
Balance as of December 31, 2019	$117,176	$102,640	$14,536

As of December 31, 2019 and 2018, the goodwill balance of $14.5 million is related to the Transportation and Skilled Trades segment.

7.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2019	2018
Land	-	$6,969	$6,969
Buildings and improvements	1-25	131,739	128,431
Equipment, furniture and fixtures	1-7	81,900	83,766
Vehicles	3	825	916
Construction in progress	-	320	319
		221,753	220,401
Less accumulated depreciation and amortization		(172,408)	(171,109)
		$49,345	$49,292

Depreciation and amortization expense of property, equipment and facilities was $8.1 million, $8.4 million and $8.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2019	2018
Accrued compensation and benefits	$3,785	$4,337
Accrued rent and real estate taxes	1,763	3,057
Other accrued expenses	2,321	3,211
	$7,869	$10,605

Index
9.	LONG-TERM DEBT

Long-term debt consists of the following:

	At December 31,
	2019	2018
Credit agreement	$34,833	$49,301
Deferred financing fees	(805)	(532)
	34,028	48,769
Less current maturities	(2,000)	(15,000)
	$32,028	$33,769

$60 Million Credit Facility with Sterling National Bank

On November 14, 2019, the Company entered into a new senior secured credit agreement (the “2019 Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), pursuant to which the Company obtained a new credit facility in the aggregate principal amount of up to $60 million (the “2019 Credit Facility”).  The 2019 Credit Facility replaces the Company’s existing facility with the Lender and, among other things, increases aggregate borrowing from $47 million to $60 million.

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

 The 2019 Credit Facility is secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company, as well as a pledge of the stock and other equity in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company in Colorado, Tennessee and Texas, at which three of the Company’s schools are located, as well as a former school property owned by the Company located in Connecticut.

At the closing of the 2019 Credit Facility, the Lender advanced the Term Loan to the Company, the net proceeds of which was $19.7 million after deduction of the Lender’s origination fee in the amount of $0.3 million and other Lender fees and reimbursements to the Lender that are customary for facilities of this type.  The Company used the net proceeds of the Term Loan, together with cash on hand, to repay the existing credit facility and transaction expenses.

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

Accrued interest on each loan under the 2019 Credit Facility will be payable monthly in arrears.  The Term Loan and the Delayed Draw Term Loan will bear interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50%.  At the closing of the 2019 Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the  principal balance of the Term Loan, which matures on the same date as the Term Loan. pursuant to a swap agreement between the Company and the Lender.  At the end of the borrowing availability period for the Delayed Draw Term Loan, the Company is required to enter into a swap transaction with the Lender for 100% of the principal balance of the Delayed Draw Term Loan, which will mature on the same date as the Delayed Draw Term Loan, pursuant to a swap agreement between the Company and the Lender or the Lender’s affiliate.   The Term Loan and Delayed Draw Term Loan are subject to a LIBOR interest rate floor of .25% if there is no swap agreement.

Revolving Loans bear interest at a floating interest rated based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the 2019 Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus .50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rated based on the Lender’s prime rate of interest.  Revolving Loans are subject to a LIBOR interest rate floor of .00%.

Index
Letters of credit will be charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) .25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Letters of credit totaling $4 million that were outstanding under the existing credit facility are treated as letters of credit under the Revolving Loan.

Under the terms of the 2019 Credit Agreement, the Company may prepay the Term Loan and/or the Delayed Draw Term Loan in full or in part without penalty except for any amount required to compensate the Lender for any swap breakage or other costs incurred in connection with such prepayment.  The Lender receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

In addition to the foregoing, the 2019 Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type.

 As of December 31, 2019, the Company had $34.8 million outstanding under the 2019 Credit Facility; offset by $0.8 million of deferred finance fees.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan which was fully cash collateralized.  As of December 31, 2018, the Company had $49.3 million outstanding under the its prior credit facility, offset by $0.5 million of deferred finance fees, which were written-off.  As of December 31, 2019 and December 31, 2018, letters of credit in the aggregate outstanding principal amount of $4.0 million and $1.8 million, respectively, were outstanding under the Credit Facility.

On March 31, 2017, the Company obtained a secured credit facility from the Lender pursuant to a credit agreement dated March 31, 2017 among the Company, the Company’s subsidiaries and the Lender, which was subsequently amended on each of November 29, 2017, February 23, 2018, July 11, 2018 and March 6, 2019.  This credit facility was subsequently terminated on November 14, 2019 at which time the outstanding balance was $22.1 million at an incurred interest rate of 7.85%.

Scheduled maturities of long-term debt at December 31, 2019 are as follows:

Year ending December 31,
2020	$2,000
2021	17,000
2022	2,000
2023	2,000
2024	11,833
$34,833

10.	STOCKHOLDERS’ EQUITY

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our common stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015.  The Company has no current intentions to resume the payment of cash dividends in the foreseeable future.

Preferred Stock

On November 14, 2019, the Company raised gross proceeds of $12.7 million from the sale of 12,700 shares of its newly designated Series A 9.6% Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”).  The Series A Preferred Stock was designated by the Company’s Board of Directors pursuant to a certificate of amendment to the Company’s amended and restated certificate of incorporation. The liquidation preference associated with the Series A Preferred Stock was $1,000 per share at December 31, 2019.  The Company incurred issuance cost of $0.7 million as part of this transaction.

The description below provides a summary of certain material terms of the Series A Preferred Stock pursuant to the Securities Purchase Agreement and set forth in the Certificate of Amendment (the “Charter Amendment”) affecting the Series A Preferred Stock:

Index
Securities Purchase Agreement.

The Series A Preferred Stock was sold by the Company pursuant to a Securities Purchase Agreements dated as of November 14, 2019 (the “SPA”) among the Company, Juniper Targeted Opportunity Fund, L.P. and Junior Targeted Opportunities, L.P. (together, “Juniper Purchasers”) Talanta Investment, Inc. (“Talanta”, together with Juniper Purchasers, the “Investors”). Among other things, the SPA includes covenants relating to the appointment of a director to the Company’s Board of Directors to be selected solely by the holders of the Series A Preferred Stock.

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in advance, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 as the first dividend payment date.  The Company, at its option, may pay dividends in cash or dividends will accrue and thereby increase the number of shares issuable upon conversion of the Series A Preferred Stock.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and it is not probable it will become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value.  As of December 31, 2019, undeclared accrued dividends are approximately $0.2 million.

Series A Preferred Stock Holders Right to Convert into common stock.  Each share of Series A Preferred Stock, at any time, is convertible into a number of shares of common stock equal to (“Convertible Formula”) the quotient of (i) the sum of (A) $1,000 (subject to adjustment as provided in the Charter Amendment)  plus (B) the dollar amount of any declared Series A Dividends not paid in cash divided by (ii) the Series A Conversion Price (as defined and adjusted in the Charter Amendment) as of the applicable Conversion Date (as defined in the Charter Amendment). The initial Conversion Price is $2.36.  At all times, however, the number of Conversion Shares that can be issued to any Series A Preferred Stock Holder may not result in such holder and its affiliates owning more than 19.99% of the total number of shares of common stock outstanding after giving effect to the conversion (the “Hard Cap”), unless prior shareholder approval is obtained or no longer required by the rules of the principal stock exchange on which the Company’s common stock trade.

Mandatory Conversion. If, at any time following November 14, 2022 the volume weighted average price of the Company’s common stock equals or exceeds 2.25 times the Conversion  Price  for a period of 20 consecutive trading days and on each such trading day at least 20,000 shares of common stock was traded, the Company may, at its option and subject to the Hard Cap, require that any or all of the then outstanding shares of Series A Preferred Stock be automatically converted into shares of  common stock at the then applicable convertible Formula at the Company’s discretion.

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

Change of Control.  In the event of certain changes of control, some of which are not in the Company’s control, as defined in the Charter Amendment as a “Fundamental Change” or a “Liquidation” (as defined in the Charter Amendment), the Series A Preferred Stockholders shall be entitled to receive the Liquidation Preference, unless such Fundamental Change is a stock merger in which certain value and volume requirements are met, in which case the Series A Preferred Stock will be converted into common stock in connection with such stock merger.  The Company has classified the Series A Preferred Stock as mezzanine equity on the Consolidated Balance Sheet based upon the terms of a change of control which could be outside the Company’s control.

Voting. Holders of shares of Series A Preferred Stock will be entitled to vote with the holders of shares of common stock and not as a separate class, at any annual or special meeting of shareholders of the Company, on an as-converted basis, in all cases subject to the Hard Cap.  In addition, a majority of the voting power of the Series A Preferred Stock must approve certain significant actions of the Company, including (i) declaring a dividend or otherwise redeeming or repurchasing any shares of common stock and other junior securities, if any, subject to certain exceptions, (ii) incurring indebtedness, except for certain permitted indebtedness and (iii) creating a subsidiary other than a wholly-owned subsidiary.

Additional Provisions.  The Series A Preferred Stock is perpetual and therefore does not have a maturity date.  The conversion price of the Series A Preferred Stock is subject to anti-dilution protections if the Company affects a stock split, stock dividend, subdivision, reclassification or combination of its common stock and certain other economically dilutive events.

Registration Rights Agreement. The Company also is a party to a Registration Rights Agreement (“RRA”) with the investors of the Series A Preferred Stock.  The RRA provides for unlimited demand registration rights, of which there can be two underwritten offerings each for at least $5 million in gross proceeds, and piggyback registration rights, with respect to the Conversion Shares.

Index
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

In 2019, 2018 and 2017, the Company completed a net share settlement for 5,518, 207,642 and 189,420 restricted shares and stock options exercised, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP or exercise of the stock options.  The net share settlement was in connection with income taxes incurred on restricted shares or stock option exercises that vested and were transferred to the employee during 2019, 2018 and/or 2017, creating taxable income for the employee.   At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares or shares acquired upon the exercise of stock options to the Company.  These transactions resulted in a decrease of approximately less than $0.1 million, $0.4 million and $0.4 million in 2019, 2018 and 2017, respectively, to equity as the cash payment of the taxes effectively was a repurchase of the restricted shares or shares acquired through the exercise of stock options granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2017	607,994	$1.90
Granted	135,568	1.60
Cancelled	-	-
Vested	(707,654)	1.82
Nonvested restricted stock outstanding at December 31, 2018	35,908	2.23
Granted	598,982	3.15
Cancelled	(3,546)	3.17
Vested	(35,908)	2.23
Nonvested restricted stock outstanding at December 31, 2019	595,436	3.15

The restricted stock expense for each of the years ended December 31, 2019, 2018 and 2017 was $0.7 million, $0.5 million and $1.2 million, respectively. The unrecognized restricted stock expense as of December 31, 2019 and 2018 was $1.2 million and $0.1 million, respectively.  As of December 31, 2019, unrecognized restricted stock expense will be expensed over the weighted-average period of approximately 12 months.  As of December 31, 2019, outstanding restricted shares under the LTIP had an aggregate intrinsic value of $1.6 million.

Index
Stock Options

During 2019, 2018 and 2017 there were no new stock option grants.  The following is a summary of transactions pertaining to the option plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2017	218,167	$12.11	3.33 years	$-
Cancelled	(50,500)	12.09		-

Outstanding December 31, 2017	167,667	12.11	2.97 years	-
Cancelled	(28,667)	11.98		-

Outstanding December 31, 2018	139,000	12.14	2.53 years	-
Cancelled	(23,000)	20.15

Outstanding December 31, 2019	116,000	10.56	1.83 years	-

Vested as of December 31, 2019	116,000	10.56	1.83 years	-

Exercisable as of December 31, 2019	116,000	10.56	1.83 years	-

As of December 31, 2019, there are no unrecognized pre-tax compensation expense for unvested stock option awards.

The following table presents a summary of options outstanding at December 31, 2019:

	At December 31, 2019
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Contractual Weighted Average life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$7.79	91,000	2.17	$7.79	91,000	$7.79
$20.62	25,000	0.59	20.62	25,000	20.62

	116,000	1.83	10.56	116,000	10.56

Index
11.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The following table sets forth the plan’s funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2019	2018	2017
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$21,105	$23,492	$22,916
Service cost	33	28	29
Interest cost	812	755	840
Actuarial loss (gain)	2,103	(1,951)	721
Benefits paid	(1,221)	(1,219)	(1,014)
Benefit obligation at end of year	22,832	21,105	23,492

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	16,835	19,055	17,548
Actual return on plan assets	3,203	(1,000)	2,521
Benefits paid	(1,221)	(1,220)	(1,014)
Fair value of plan assets-end of year	18,817	16,835	19,055

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(4,015)	$(4,270)	$(4,437)

For the year ended December 31, 2019, the actuarial loss of $2.1 million was due to the decrease in the discount rate from 4.01% to 2.93%.

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2019	2018
Noncurrent liabilities	$(4,015)	$(4,270)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2019	2018	2017
Accumulated loss	$(5,648)	$(6,428)	$(6,876)
Deferred income taxes	2,366	2,366	2,366
Accumulated other comprehensive loss	$(3,282)	$(4,062)	$(4,510)

The accumulated benefit obligation was $22.8 million and $21.1 million at December 31, 2019 and 2018, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2019	2018	2017
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$33	$28	$29
Interest cost	812	755	840
Expected return on plan assets	(1,011)	(1,104)	(1,058)
Recognized net actuarial loss	691	601	850
Net periodic benefit cost	$525	$280	$661

The estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.6 million.

Index
The following tables present plan assets using the fair value hierarchy as of December 31, 2019 and 2018.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$6,259	$-	$-	$6,259
Fixed income	6,313	-	-	6,313
International equities	4,165	-	-	4,165
Real estate	964	-	-	964
Cash and equivalents	1,116	-	-	1,116
Balance at December 31, 2019	$18,817	$-	$-	$18,817

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$5,428	$-	$-	$5,428
Fixed income	5,852	-	-	5,852
International equities	3,734	-	-	3,734
Real estate	795	-	-	795
Cash and equivalents	1,026	-	-	1,026
Balance at December 31, 2018	$16,835	$-	$-	$16,835

Fair value of total plan assets by major asset category as of December 31:

	2019	2018
Equity securities	33%	32%
Fixed income	34%	35%
International equities	22%	22%
Real estate	5%	5%
Cash and equivalents	6%	6%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2019	2018
Discount rate	2.93%	4.01%
Rate of compensation increase	2.75%	2.50%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2019	2018	2017
Discount rate	2.93%	4.01%	3.36%
Rate of compensation increase	2.75%	2.50%	2.50%
Long-term rate of return	5.75%	6.25%	6.00%

As this plan was frozen to non-union employees on December 31, 1994, the difference between the projected benefit obligation and accumulated benefit obligation is not significant in any year.

Index
The Company invests plan assets based on a total return on investment approach, pursuant to which the plan assets include a diversified blend of equity and fixed income investments toward a goal of maximizing the long-term rate of return without assuming an unreasonable level of investment risk. The Company determines the level of risk based on an analysis of plan liabilities, the extent to which the value of the plan assets satisfies the plan liabilities and the plan’s financial condition. The investment policy includes target allocations ranging from 30% to 70% for equity investments, 20% to 60% for fixed income investments and 0% to 10% for cash equivalents. The equity portion of the plan assets represents growth and value stocks of small, medium and large companies. The Company measures and monitors the investment risk of the plan assets both on a quarterly basis and annually when the Company assesses plan liabilities.

The Company uses a building block approach to estimate the long-term rate of return on plan assets. This approach is based on the capital markets assumption that the greater the volatility, the greater the return over the long term. An analysis of the historical performance of equity and fixed income investments, together with current market factors such as the inflation and interest rates, are used to help make the assumptions necessary to estimate a long-term rate of return on plan assets. Once this estimate is made, the Company reviews the portfolio of plan assets and makes adjustments thereto that the Company believes are necessary to reflect a diversified blend of equity and fixed income investments that is capable of achieving the estimated long-term rate of return without assuming an unreasonable level of investment risk. The Company also compares the portfolio of plan assets to those of other pension plans to help assess the suitability and appropriateness of the plan’s investments.

The Company does not expect to make contributions to the plan in 2020.  However after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was zero for each of the years ended December 31, 2019 and 2018, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2020	$1,318
2021	1,325
2022	1,346
2023	1,371
2024	1,384
Years 2025-2029	6,757

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company may contribute up to an additional 30% of the employee’s contributed amount up to 6% of compensation.  For the years ended December 31, 2019, 2018 and 2017, the Company’s expense for the 401(k) plan amounted to $0.1 million, $0.1 million and $0.1 million, respectively.

Index
12.	INCOME TAXES

Components of the provision for income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$-	$-	$-
State	115	200	150
Total	115	200	150

Deferred:
Federal	120	-	(424)
State	33	-	-
Total	153	-	(424)

Total provision (benefit)	$268	$200	$(274)

Effective Tax rate
The reconciliation of the effective tax rate to the U.S. Statutory Federal Income tax rate was:

	Year Ended December 31,
	2019		2018		2017
Income (loss) before taxes	$2,283		$(6,345)		$(11,758)

Expected tax (benefit)	$479	21.0%	$(1,332)	21.0%	$(4,115)	35.0%
State tax benefit (net of federal)	148	6.5	200	(3.2)	150	(1.3)
Valuation allowance	(428)	(18.8)	1,230	(19.4)	(13,920)	118.4
Federal tax reform - deferred rate change	-	-	49	(0.8)	17,671	(150.3)
Other	69	3.0	53	(0.8)	(60)	0.5
Total	$268	11.7%	$200	(3.2%)	$(274)	2.3%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT); (3) a new limitation on deductible interest expense; (4) the repeal of the domestic production activity deduction; (5) limitations on the deductibility of certain executive compensation; and (6) limitation on net operating losses generated after December 31, 2017, to 80% of taxable income.  In addition, certain changes were made to the bonus depreciation rules that impacted fiscal year 2017.

Our provision for income taxes was $0.3 million, or 11.7% of pretax income, for the year ended December 31, 2019, compared to a benefit for income taxes of $0.2 million, or 3.2% of pretax loss, in the prior year comparable period. No federal or state income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimal state tax expenses.

Index
Deferred Taxes and Valuation Allowance

The components of the non-current deferred tax (liabilities)/assets were as follows:

	At December 31,
	2019	2018
Gross noncurrent deferred tax (liabilities) assets
Allowance for bad debts	$5,461	$4,828
Accrued rent	-	1,833
Stock-based compensation	178	18
Lease liability	14,822	-
Right-of-use asset	(13,156)	-
163J interest limitation	-	19
Depreciation	10,981	16,259
Goodwill	(766)	(98)
Other intangibles	135	211
Pension plan liabilities	1,286	1,163
Net operating loss carryforwards	18,261	17,927
AMT credit	-	424
Gross noncurrent deferred tax assets, net	37,202	42,584
Less valuation allowance	(37,355)	(42,160)
Noncurrent deferred tax (liabilities) assets, net	$(153)	$424

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  A significant piece of objective negative evidence was the cumulative losses incurred by the Company in recent years.

On the basis of this evaluation the Company believes it is not more likely than not that it will realize its deferred tax assets  As a result, as of December 31, 2019 and 2018, the Company has recorded a valuation allowance of $37.4 million and $42.2 million, respectively, against its net deferred tax assets. With respect to AMT credit, the Company has recorded a $0.4 million receivable since it is expected that 50% will be refunded as a result of filing the Company’s 2018 federal corporate income tax return and the remaining 50% will be refunded upon the filings of the Company’s future federal corporate income tax returns.

As of December 31, 2019, the Company has net operating loss (“NOL”) carryforwards of $66.7 million.  Of the $66.7 million NOL carryforwards, $58.5 million will start expiring in 2029 and ending in 2038 if unused. The net operating losses of $8.2 million generated in 2018 can be carried over indefinitely under the Tax Act. Utilization of the NOL carryforwards may be subject to a substantial limitation due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions.  These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders or public groups.

As of December 31, 2019, 2018 and 2017, the Company no longer has any liability for uncertain tax positions.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal income tax examinations for years before 2016 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2016 with few exceptions.

Index
13.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Balance Sheets, are listed in the table below:

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$23,644	$23,644	$-	$-	$23,644
Restricted cash	15,000	15,000	-	-	15,000

Prepaid expenses and other current assets	4,190	-	4,190	-	4,190

Financial Liabilities:
Accrued expenses	$7,869	$-	$7,869	$-	$7,869
Other short term liabilities	199	-	199	-	199
Derivative qualifying as cash flow hedge	174	-	174	-	174
Credit facility	34,028	-	34,028	-	34,028

	December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$17,571	$17,571	$-	$-	$17,571
Restricted cash	28,375	28,375	-	-	28,375

Prepaid expenses and other current assets	2,461	-	2,461	-	2,461

Financial Liabilities:
Accrued expenses	$10,605	$-	$10,605	$-	$10,605
Other short term liabilities	2,324	-	2,324	-	2,324
Credit facility	48,769	-	43,096	-	43,096

We estimate that the carrying value of the Credit Facility approximates the fair value due to the fact that the Credit Facility was entered into in close proximity to December 31, 2019.

For the year ended December 31, 2018 we estimated the fair value of Facility 1 and Facility 2 of the revolving credit facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.  The carrying value for Facility 3 of the revolving credit facility approximated fair value due to the fact that the borrowings were made in close proximity to December 31, 2018.

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

Qualifying Hedge Derivative

On November 14, 2019, the Company entered into an interest rate swap for the Term Loan with a notional amount of $20M which expires on December 1, 2024.  The loan has a 10-year straight line amortization.  A principal amount of $0.2 million is paid monthly.  This interest rate swap converts the floating interest rate Term Loan to a fixed rate, plus a borrowing spread.  The interest rate is variable based on LIBOR plus 3.50% and the Company’s fixed rate is 5.36%. The Company designated this interest rate swap as a cash flow hedge.

Index
The Company entered into this interest rate swap to hedge exposure resulting from the interest rate risk. The purpose of this hedge is to reduce the variability of the interest rate based on LIBOR.  The Company manages these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes.

The interest rate swap had a notional amount of $19.8 million and a fair value of $0.1 million as of December 31, 2019.  The Company derivative liability is measured at fair value using observable market inputs such as interest rates and our own credit risk as well as an evaluation of our counterparty’s credit risk.  Based on these inputs the derivative liability is classified within Level 2 of the valuation hierarchy.

The interest expense recorded as a result of the interest rate swap was $0.1 million as of December 31, 2019.  The loss recognized in accumulated other comprehensive income (loss) and the derivative liability which was recorded in other long-term liabilities was $0.1 million as of December 31, 2019.

14.	SEGMENT REPORTING

We operate our business in three reportable segments: (a) the Transportation and Skilled Trades segment; (b) the Healthcare and Other Professions segment; and (c) the Transitional segment.  Our reportable segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments are described below.

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

Transitional – The Transitional segment refers to our campus operations which have been closed prior to 2019.  The schools in the Transitional segment employed a gradual teach-out process that enabled the schools to continue to operate to allow their current students to complete their course of study.

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of December 31, 2019, no campuses have been categorized in the Transitional segment.

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

Index
Summary financial information by reporting segment is as follows:

	For the Year Ended December 31,
	Revenue						Operating Income (Loss)
	2019	% of Total	2018	% of Total	2017	% of Total	2019	2018	2017
Transportation and Skilled Trades	$193,722	70.9%	$185,263	70.4%	$181,328	69.2%	$21,979	$17,661	$17,795
Healthcare and Other Professions	79,620	29.1%	72,135	27.4%	63,641	24.3%	7,588	6,469	3,937
Transitional	-	0.0%	5,802	2.3%	16,884	6.4%	-	(5,994)	(6,926)
Corporate	-	0.0%	-	0.0%	-	0.0%	(24,329)	(22,090)	(19,522)
Total	$273,342	100%	$263,200	100%	$261,853	100%	$5,238	$(3,954)	$(4,716)

	Total Assets
	December 31, 2019	December 31, 2018
Transportation and Skilled Trades	$121,611	$92,070
Healthcare and Other Professions	27,945	14,078
Transitional	-	527
Corporate	45,207	39,363
Total	$194,763	$146,038

15.	COMMITMENTS AND CONTINGENCIES

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

Also, on February 12, 2019, the Company received a notification from the State of Colorado Department of Law (“CDOL”) advising that it was initiating a compliance examination of one of its subsidiaries, Lincoln Technical Institute, Inc. The examination sought to review a fixed number of company transactions seeking information responsive to its examination.  The Company submitted its response and , on December 5, 2019, received notifications from the CDOL that it had completed its examination with no violations reported.

Student Loans—At December 31, 2019, the Company had outstanding net loan commitments to its students to assist them in financing their education of approximately $54.7 million, net of interest.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $4.1 million at December 31, 2019.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2019, the Company has posted surety bonds in the total amount of approximately $12.8 million.

Index
16.	RELATED PARTY

The Company has an agreement with Matco Tools, whereby Matco will provide to the Company, on an advance commission basis, credits in Matco-branded tools, tool storage, equipment, and diagnostics products. The chief executive officer of the parent company of Matco was considered an immediate family member of one of the Company’s Board members, however as of December 2018, that individual is no longer considered an immediate family member.  The amount of the Company’s purchases from this third party was $1.8 million for the year ended December 31, 2018. Management believes that its agreement with Matco is an arm’s length transaction and on similar terms as would have been obtained from unaffiliated third parties.

17.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables have been updated to reflect changes in discontinued operations.  Quarterly financial information for 2019 and 2018 is as follows:

	Quarter
2019	First	Second	Third	Fourth

Revenue	$63,263	$63,569	$72,594	$73,915
Net (loss) income	(5,467)	(3,064)	1,340	9,206
Basic
Net (loss) earnings per share	$(0.22)	$(0.12)	$0.05	$0.33
Diluted
Net (loss) earnings per share	$(0.22)	$(0.12)	$0.05	$0.33

Weighted average number of common shares outstanding:
Basic	24,534	24,555	24,563	24,563
Diluted	24,534	24,555	24,608	24,563

	Quarter
2018	First	Second	Third	Fourth

Revenue	$61,889	$61,120	$70,078	$70,113
Net (loss) income	(6,874)	(4,104)	(600)	5,033
Basic
Net (loss) earnings per share	$(0.28)	$(0.17)	$(0.02)	$0.21
Diluted
Net (loss) earnings per share	$(0.28)	$(0.17)	$(0.02)	$0.20

Weighted average number of common shares outstanding:
Basic	24,138	24,486	24,533	24,533
Diluted	24,138	24,486	24,533	24,562

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2019 Student receivable allowance	$16,993	$20,847	$(17,473)	$20,367
December 31, 2018 Student receivable allowance	$13,784	$17,705	$(14,496)	$16,993
December 31, 2017 Student receivable allowance	$14,794	$13,720	$(14,730)	$13,784