Form 10-Q
period 2020-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2020-05-13
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 11, 2020, there were 26,364,521 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019	3
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 6.	Exhibits	35
	SIGNATURES

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,741	$23,644
Accounts receivable, less allowance of $19,687 and $18,107 at March 31, 2020 and December 31, 2019, respectively	26,504	20,652
Inventories	1,835	1,608
Prepaid income taxes and income taxes receivable	312	383
Prepaid expenses and other current assets	4,100	4,190
Total current assets	42,492	50,477

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $173,483 and $172,408 at March 31, 2020 and December 31, 2019, respectively	49,367	49,345

OTHER ASSETS:
Noncurrent restricted cash	-	15,000
Noncurrent receivables, less allowance of $2,555 and $2,260 at March 31, 2020 and December 31, 2019, respectively	14,769	15,337
Operating lease right-of-use assets	47,088	49,065
Goodwill	14,536	14,536
Other assets, net	999	1,003
Total other assets	77,392	94,941
TOTAL ASSETS	$169,251	$194,763

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31, 2020	December 31, 2019
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$2,000	$2,000
Unearned tuition	18,284	23,411
Accounts payable	12,699	14,584
Accrued expenses	8,592	7,869
Current portion of operating lease liabilities	9,372	9,142
Other short-term liabilities	133	199
Total current liabilities	51,080	57,205

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	16,576	32,028
Pension plan liabilities	3,932	4,015
Deferred income taxes, net	153	153
Long-term portion of operating lease liabilities	43,680	46,018
Other long-term liabilities	939	214
Total liabilities	116,360	139,633

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at March 31, 2020 and December 31, 2019	11,982	11,982

STOCKHOLDERS' EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2020 and December 31, 2019; issued and outstanding: 32,275,062 shares at March 31, 2020 and 31,142,251 shares at December 31, 2019	141,377	141,377
Additional paid-in capital	30,264	30,145
Treasury stock at cost - 5,910,541 shares at March 31, 2020 and December 31, 2019	(82,860)	(82,860)
Accumulated deficit	(43,808)	(42,058)
Accumulated other comprehensive loss	(4,064)	(3,456)
Total stockholders' equity	40,909	43,148
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND EQUITY	$169,251	$194,763

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

REVENUE	$70,041	$63,263
COSTS AND EXPENSES:
Educational services and facilities	30,238	29,980
Selling, general and administrative	41,148	38,146
Loss on disposition of assets	1	1
Total costs & expenses	71,387	68,127
OPERATING LOSS	(1,346)	(4,864)
OTHER:
Interest income	-	4
Interest expense	(354)	(557)
LOSS BEFORE INCOME TAXES	(1,700)	(5,417)
PROVISION FOR INCOME TAXES	50	50
NET LOSS	$(1,750)	$(5,467)
Basic
Net loss per share common share	$(0.08)	$(0.22)
Diluted
Net loss per share common share	$(0.08)	$(0.22)
Weighted average number of common shares outstanding:
Basic	24,598	24,534
Diluted	24,598	24,534

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,750)	$(5,467)
Other comprehensive income
Derivative qualifying as a cash flow hedge, net of taxes (nil)	(748)	-
Employee pension plan adjustments, net of taxes (nil)	140	154
Comprehensive loss	$(2,358)	$(5,313)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss	Total	Shares	Amount
BALANCE - January 1, 2020	31,142,251	$141,377	$30,145	$(82,860)	$(42,058)	$(3,456)	$43,148	12,700	$11,982
Net loss	-	-	-	-	(1,750)	-	(1,750)	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(748)	(748)	-	-
Stock-based compensation expense
Restricted stock	1,191,262	-	291	-	-	-	291	-	-
Net share settlement for equity-based compensation	(58,451)	-	(172)	-	-	-	(172)	-	-
BALANCE - March 31, 2020	32,275,062	$141,377	$30,264	$(82,860)	$(43,808)	$(4,064)	$40,909	12,700	$11,982

	Stockholders' Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total	Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss		Shares	Amount
BALANCE - January 1, 2019	30,552,333	$141,377	$29,484	$(82,860)	$(44,073)	$(4,062)	$39,866	-	$-
Net loss	-	-	-	-	(5,467)	-	(5,467)	-	-
Employee pension plan adjustments	-	-	-	-	-	154	154	-	-
Stock-based compensation expense
Restricted stock	478,853	-	52	-	-	-	52	-	-
Net share settlement for equity-based compensation	(5,518)	-	(18)	-	-	-	(18)	-	-
BALANCE - March 31, 2019	31,025,668	$141,377	$29,518	$(82,860)	$(49,540)	$(3,908)	$34,587	-	$-

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,750)	$(5,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,890	2,050
Amortization of deferred finance charges	45	95
Loss on disposition of assets	1	1
Fixed asset donations	(220)	-
Provision for doubtful accounts	6,551	4,626
Stock-based compensation expense	291	52
(Increase) decrease in assets:
Accounts receivable	(11,835)	(9,325)
Inventories	(227)	(241)
Prepaid income taxes and income taxes receivable	71	50
Prepaid expenses and current assets	(6)	(697)
Other assets, net	(127)	(289)
Increase (decrease) in liabilities:
Accounts payable	(2,195)	582
Accrued expenses	723	2,326
Unearned tuition	(5,127)	(4,217)
Other liabilities	(32)	(468)
Total adjustments	(10,197)	(5,455)
Net cash used in operating activities	(11,947)	(10,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,287)	(639)
Net cash used in investing activities	(1,287)	(639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(26,500)	(26,600)
Proceeds from borrowings	11,000	2,500
Credit (payment) of deferred finance fees	3	(86)
Net share settlement for equity-based compensation	(172)	(18)
Net cash used in financing activities	(15,669)	(24,204)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(28,903)	(35,765)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	38,644	45,946
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$9,741	$10,181

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2020	2019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$327	$518
Income taxes	$1	$-
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$721	$110

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company’s business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to our campus operations which have been closed.

COVID-19 Pandemic— During the first quarter of 2020, the respiratory disease caused by COVID-19 (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies.  In early March 2020, the Company began seeing the impact of the COVID-19 pandemic on our business. The impact was primarily related to transitioning classes from in-person hands-on learning to online, remote learning.  As part of this transition the Company has incurred additional expenses.  In addition, some students have been placed on leave of absence as they currently cannot complete their externships and some students chose not to currently participate in online learning. Once our schools re-open we expect these students to finish their programs.  The duration of the disruption and related impact on the Company’s consolidated financial statements is currently uncertain.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The Company is still evaluating the impact of the CARES Act on the results of operations and cash flows.  See Note 12 - Subsequent Events to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion about the CARES Act.

Liquidity—  Over the last two years earnings have been improving and the Company had net income for the year ended December 31, 2019.  As of March 31, 2020, the Company had a net debt balance of $8.8 million calculated as cash, cash equivalents and both short and long-term restricted cash less both short and long-term portion of the Company’s Credit Facility (as defined below).  At March 31, 2020, the Company’s sources of cash primarily included cash and cash equivalents of $9.7 million.  In addition, the Company has availability to borrow additional funds under its credit facility for an additional $21.0 million.  The Company is also continuing to take actions to improve cash flow by aligning its cost structure to its student population. As of December 31, 2019, the Company had a net cash balance of $4.6 million.  The net cash balance is calculated as our cash, cash equivalents and both short and long-term restricted cash less both short and long-term portion of the Credit Agreement (as defined below). The Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future. However, the circumstances relating to COVID-19 and its evolution make any prediction impossible and,  if circumstances surrounding COVID-19 continue to change in a significantly adverse way it is possible our liquidity could be materially and adversely affected.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2019 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2020.

Index
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, revenue recognition, bad debts, impairments, useful lives of fixed assets, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

New Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, “Income Taxes”. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently assessing the effect that this ASU will have on its condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU  2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing the effect that this ASU will have on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 adds a SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updates the SEC section of the Codification for the change in the effective date of Topic 842. Early adoption is permitted. We are currently assessing the effect that this ASC will have on our condensed consolidated financial statements and related disclosures.

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

Index
During the three months ended March 31, 2020 and 2019, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

See Note 12 - Subsequent Events to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion about the CARES Act impact on taxes.

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

The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, on January 1, 2019, which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method and reducing the risk of a material error correction if a company applies the shortcut method inappropriately. The adoption of ASU 2017-12 had no impact on the Company’s consolidated financial statements.

2.	EARNINGS PER SHARE

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

The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic earnings (loss) per share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on preferred stock for the period increases the net loss allocated to common stockholders. The basic and diluted net loss amounts are the same for the three months ended March 31, 2020 and 2019 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities.  For the three months ended March 31, 2019 earnings (loss) per share was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, unvested restricted stock and Series A Preferred Stock. The Company uses the more dilutive method of calculating the diluted earnings per share by applying the more dilutive of either (a) the treasury stock method, if-converted method, or (b) the two-class method in its diluted EPS calculation. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of restricted stock. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

Index
The following is a reconciliation of the numerator and denominator of the diluted net loss per share computations for the periods presented below:

	Three Months Ended
(in thousands, except share data)	2020	2019
Numerator:
Net loss	$(1,750)	$(5,467)
Less: preferred stock dividend	(308)	-
Less: allocation to preferred stockholders	-	-
Less: allocation to restricted stockholders	-	-
Net loss allocated to common stockholders	$(2,058)	$(5,467)

Basic loss per share:
Denominator:
Weighted average common shares outstanding	24,598,346	24,534,207
Basic loss per share	$(0.08)	$(0.22)

Diluted loss per share:
Denominator:
Weighted average number of:
Common shares outstanding	24,598,346	24,534,207
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-
Unvested restricted stock	-	-
Stock options	-	-
Dilutive shares outstanding	24,598,346	24,534,207
Diluted loss per share	$(0.08)	$(0.22)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended
(in thousands, except share data)	2020	2019
Series A Preferred Stock	5,448,802	-
Unvested restricted stock	613,701	175,675
	6,062,503	175,675

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from contracts with students.  The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with ASC 606. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $18.3 million and $23.4 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The change in this contract liability balance during the three month period ended March 31, 2020 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three month period ended March 31, 2020 that was included in the contract liability balance at the beginning of the year was $20.1 million.

Index
The following table depicts the timing of revenue recognition:

Three months ended March 31, 2020	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$2,498	$1,073	$3,571
Services transferred over time	46,558	19,912	66,470
Total revenues	$49,056	$20,985	$70,041

Three months ended March 31, 2019	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$2,081	$1,075	$3,156
Services transferred over time	42,244	17,863	60,107
Total revenues	$44,325	$18,938	$63,263

4.	LEASES

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

Our operating lease cost for the three months ended March 31, 2020 and 2019, was $3.7 and $3.6 million, respectively.  Our variable lease cost for the three months ended March 31, 2020 was less than $0.1 million.  The net change in the ROU asset and lease liability are included in other assets in the condensed consolidated cash flows for the three months ended March 31, 2020 and 2019.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,840	$3,782
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$50	$47,977

Index
Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-average remaining lease term	6.06 years	5.79 years
Weighted-average discount rate	12.82%	14.45%

Maturities of lease liabilities by fiscal year for our operating leases as of March 31, 2020 are as follows:

Year ending December 31,
2020 (excluding the three months ended March 31, 2019)	$11,589
2021	13,627
2022	11,616
2023	9,988
2024	8,749
2025	7,174
Thereafter	12,833
Total lease payments	75,576
Less: imputed interest	(22,524)
Present value of lease liabilities	$53,052

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the three months ended March 31, 2020 and 2019.

The Company reviews goodwill for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.  The Company concluded that, as of March 31, 2020 and 2019, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at March 31, 2020 and 2019 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2020	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2020	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2019	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2019	$117,176	$(102,640)	$14,536

As of March 31, 2020 and 2019, the goodwill balance is related to the Transportation and Skilled Trades segment.

Index
6.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
Credit agreement	$19,333	$34,833
Deferred Financing Fees	(757)	(805)
	18,576	34,028
Less current maturities	(2,000)	(2,000)
	$16,576	$32,028

Credit Facility with Sterling National Bank

On November 14, 2019, the Company entered into a new senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), pursuant to which the Company obtained a new credit facility in the aggregate principal amount of up to $60 million (the “Credit Facility”).

The Credit Facility is comprised of four facilities: a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on 120-month amortization with the outstanding balance due on the maturity date; a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on 120-month amortization and all balances due on the maturity date; a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).  The Credit Agreement gives the Company the right to permanently terminate, in its entirety, the Revolving Loan or the Line of Credit Loan or permanently reduce the amount available for borrowing under the Revolving Loan or the Line of Credit Loan.  In April 2020, the Company terminated the Line of Credit Loan.

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

At the closing of the Credit Facility, the Lender advanced the Term Loan to the Company, the net proceeds of which was $19.7 million after deduction of the Lender’s origination fee in the amount of $0.3 million and other Lender fees and reimbursements to the Lender that are customary for facilities of this type.  The Company used the net proceeds of the Term Loan, together with cash on hand, to repay the existing credit facility and transaction expenses.

Pursuant to the terms of the Credit Agreement, letters of credit issued under the Revolving Loan reduce dollar for dollar the availability of borrowings under the Revolving Loan.  Borrowings under the Line of Credit Loan are to be secured by cash collateral.

Borrowing under the Delayed Draw Term Loan is available during the period commencing on the closing date of the Credit Facility and ending on May 31, 2021.

Accrued interest on each loan under the Credit Facility will be payable monthly in arrears.  The Term Loan and the Delayed Draw Term Loan will bear interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50%.  At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the  principal balance of the Term Loan, which matures on the same date as the Term Loan. pursuant to a swap agreement between the Company and the Lender.  At the end of the borrowing availability period for the Delayed Draw Term Loan, the Company is required to enter into a swap transaction with the Lender for 100% of the principal balance of the Delayed Draw Term Loan, which will mature on the same date as the Delayed Draw Term Loan, pursuant to a swap agreement between the Company and the Lender or the Lender’s affiliate.   The Term Loan and Delayed Draw Term Loan are subject to a LIBOR interest rate floor of .25% if there is no swap agreement.

Index
Revolving Loans bear interest at a floating interest rated based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus .50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rated based on the Lender’s prime rate of interest.  Revolving Loans are subject to a LIBOR interest rate floor of .00%.

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

Under the terms of the Credit Agreement, the Company may prepay the Term Loan and/or the Delayed Draw Term Loan in full or in part without penalty except for any amount required to compensate the Lender for any swap breakage or other costs incurred in connection with such prepayment.  The Lender receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of March 31, 2020, the Company was in compliance with all debt covenants.

 As of March 31, 2020 and December 31, 2019, the Company had $19.3 million and $34.8 million, respectively, outstanding under the Credit Facility; offset by $0.8 million and $0.8 million of deferred finance fees, respectively.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan which was fully cash collateralized.  As of March 31, 2020 and December 31, 2019, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Scheduled maturities of long-term debt at March 31, 2020 are as follows:

Year ending December 31,
2020	$2,000
2021	2,000
2022	2,000
2023	2,000
2024	11,333
$19,333

7.	STOCKHOLDERS’ EQUITY

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

Index
Securities Purchase Agreement.

The Series A Preferred Stock was sold by the Company pursuant to a Securities Purchase Agreements dated as of November 14, 2019 (the “SPA”) among the Company, Juniper Targeted Opportunity Fund, L.P. and Juniper Targeted Opportunities, L.P. (together, “Juniper Purchasers”) and Talanta Investment, Inc. (“Talanta”, together with Juniper Purchasers, the “Investors”). Among other things, the SPA includes covenants relating to the appointment of a director to the Company’s Board of Directors to be selected solely by the holders of the Series A Preferred Stock.

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in advance, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 as the first dividend payment date.  The Company, at its option, may pay dividends in cash or dividends will accrue and thereby increase the number of shares issuable upon conversion of the Series A Preferred Stock.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and it is not probable it will become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value.  As of March 31, 2020, undeclared cumulative dividends are approximately $0.5 million.

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

Index
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

On February 20, 2020, performance-based restricted shares were granted to certain employees of the Company.  The shares vest 20%, 30% and 50% on the first, second and third anniversary dates, respectively, based upon the attainment of a financial target during each fiscal year ending December 31, 2020, 2021 and 2022, respectively.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.  As of March 31, 2020, the Company recorded expense of $0.1 million as the expectation of attainment of the target is expected.

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

For the three months ended March 31, 2020 and 2019, the Company completed a net share settlement for 58,451 and 5,518 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2019 and/or 2018, creating taxable income for the employees.  At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.2 million and less than $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2019	595,436	$3.15
Granted	1,191,262	2.49
Canceled	-	-
Vested	(158,858)	3.17

Nonvested restricted stock outstanding at March 31, 2020	1,627,840	2.67

The restricted stock expense for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.1 million, respectively.  The unrecognized restricted stock expense as of March 31, 2020 and December 31, 2019 was $3.9 million and $1.2 million, respectively.  As of March 31, 2020, outstanding restricted shares under the LTIP had aggregate intrinsic value of $3.6 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	116,000	$10.56	1.83 years	$-
Granted/Canceled/Vested	-	-		-

Outstanding at March 31, 2020	116,000	10.56	1.58 years	-

Vested as of March 31, 2020	116,000	10.56	1.58 years	-

Exercisable as of March 31, 2020	116,000	10.56	1.58 years	-

As of March 31, 2020, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At March 31, 2020
	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$7.79	91,000	1.92	$7.79	91,000	7.79
$20.62	25,000	0.35	20.62	25,999	20.62

	116,000	1.58	10.56	116,999	10.56

8.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2020 and 2019 was less than $0.1 million, or 2.9% of pretax loss, and less than $0.1 million, or 0.9% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of March 31, 2020.

See Note 12 - Subsequent Events to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q  for additional discussion about the CARES Act for impact on taxes.

9.	COMMITMENTS AND CONTINGENCIES

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

Index
Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2020.

10.	SEGMENTS

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

Transitional – The Transitional segment refers to our campus operations which have been closed.  The schools in the Transitional segment employed a gradual teach-out process that enabled the schools to continue to operate to allow their current students to complete their course of study.

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of March 31, 2020 and 2019 and December 31, 2019, no campuses have been categorized in the Transitional segment.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
Transportation and Skilled Trades	$49,056	70.0%	$44,325	70.1%	$4,840	$1,817
Healthcare and Other Professions	20,985	30.0%	18,938	29.9%	2,000	972
Corporate	-	0.0%	-	0.0%	(8,186)	(7,653)
Total	$70,041	100.0%	$63,263	100.0%	$(1,346)	$(4,864)

	Total Assets
	March 31, 2020	December 31, 2019
Transportation and Skilled Trades	$124,619	$121,611
Healthcare and Other Professions	28,275	27,945
Corporate	16,357	45,207
Total	$169,251	$194,763

Index
11.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	March 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$9,741	$9,741	$-	$-	$9,741
Prepaid expenses and other current assets	4,100	-	4,100	-	4,100

Financial Liabilities:
Accrued expenses	$8,592	$-	$8,592	$-	$8,592
Other short term liabilities	133	-	133	-	133
Credit facility	18,576	-	14,817	-	14,817

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$23,644	$23,644	$-	$-	$23,644
Restricted cash	15,000	15,000	-	-	15,000
Prepaid expenses and other current assets	4,190	-	4,190	-	4,190

Financial Liabilities:
Accrued expenses	$7,869	$-	$7,869	$-	$7,869
Other short term liabilities	199	-	199	-	199
Credit facility	34,028	-	34,028	-	34,028

As of March 31, 2020, we estimated the fair value of the Credit Facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments. As of December 31, 2019, we estimated that the carrying value of the Credit Facility approximates the fair value due to the fact that the Credit Facility was entered into in close proximity.

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

Index
The interest rate swap had a notional amount of $19.8 million and a fair value of $0.9 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively.  The Company’s derivative liability is measured at fair value using observable market inputs such as interest rates and our own credit risk as well as an evaluation of our counterparty’s credit risk.  Based on these inputs the derivative liability is classified within Level 2 of the valuation hierarchy. The liability is included in other long-term liabilities in the condensed consolidated balance sheets.

The interest expense recorded as a result of the interest rate swap was $0.1 million as of March 31, 2020.  The loss recognized in accumulated other comprehensive income (loss) and the derivative liability which was recorded in other long-term liabilities was $0.9 million as of March 31, 2020.

12.	SUBSEQUENT EVENTS

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March and such impacts have continued.  The impact was primarily related to transitioning classes from in-person hands-on learning to online, remote learning.  As part of this transition, the Company has incurred additional expenses.  In addition, some students have been placed on leave of absence as they currently cannot complete their externships and some students chose not to currently participate in online learning. Once our schools re-open we expect that these students will finish their programs.  The Company expects to continue to be impacted by COVID-19 as the situation remains dynamic and evolving and subject to rapid and possibly material change. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

On March 27, 2020, President Trump signed into law CARES Act, which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and business impacted by the spread of COVID-19.  The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from on-ground to online delivery.  The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.

Among other things, the CARES Act includes a $14 billion higher education emergency relief fund (“HEERF”) for the DOE to distribute directly to institutions of higher education.  Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  Institutions are permitted to use the remainder of the funds for additional emergency grants to students or to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency.

The DOE subsequently allocated funds to each institution of higher education based on a formula contained in the CARES Act The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE collectively allocated $27.4 million to our schools to be distributed in two equal installments.  The first installment is intended for emergency grants to students.  The second installment is intended for institutional costs and additional emergency grants to students.  The DOE also has published guidance regarding permitted and prohibited use of these funds and requirements for reporting the use of these funds.  If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.

The CARES Act also contains separate educational provisions that relieve both institutions and students from complying with the requirement to repay Title IV funds following a student’s withdrawal as a result of the COVID-19 emergency.  Ordinarily, when a student withdraws, the institution (and, in some cases, the student) may be required to return unearned portions of the Title IV grant and loan funds awarded for the period.  Institutions will be required to report to the DOE the total amount of grant and loan funds the institution has not returned due to the waiver.  For federal loan borrowers, the CARES Act also directs the DOE to cancel the borrower’s obligation to repay any Direct Loan associated with the relevant period.  The law also expands the options to avoid student withdrawals due to a cessation of attendance by placing students on an approved leave of absence and waives certain requirements normally applicable to a leave of absence.    The CARES Act also allows institutions to exclude from the calculation of a student’s satisfactory academic progress any attempted credits not completed due to the COVID-19 emergency.

The Company is also permitted to delay payment of FICA payroll taxes until January 1, 2021. The Company will have to repay 50 percent of the deferred payments by December 31, 2021, and the remaining 50 percent by December 31, 2022.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report to "we," "our," "us" and the "Company," refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” "may," “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, which includes audited consolidated financial statements for our three fiscal years ended December 31, 2019.

General

The Company provides diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology programs.  The schools, currently consisting of 22 schools in 14 states, operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the DOE and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

Our business is organized into three reportable business segments:  (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions or “HOPS”, and (c) Transitional, which refers to businesses that have been taught out.

Impact of COVID-19 on the Company

During the first quarter of 2020, the respiratory disease caused by COVID-19 began to spread worldwide and has caused significant disruptions to the U.S. and world economies. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, President Trump declared a national emergency, which made federal funds available to respond to the crisis. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. All 50 states have reported cases of COVID-19 and the states have implemented various containment efforts, including lockdowns on non-essential businesses. Economists expect that the impact of COVID-19 on the U.S. economy will be significant during the remainder of 2020. The circumstances related to COVID-19 are unprecedented, dynamic and evolving and currently unpredictable.  As the economic impact of the COVID-19 pandemic becomes clearer as the year progresses, we could see significant changes to our operations.  In response to COVID-19, we have implemented initiatives  to safeguard our students and our employees in this time of crisis. The following discussion highlights how we are responding and the expected impacts of COVID-19 on our business.

Index
Due to the evolving landscape relating to COVID-19 and the unpredictability of the circumstances, the information below should be read in conjunction with our COVID-19 Pandemic risk factor. See Part II, Item 1A. “Risk Factors — COVID-19 Pandemic” in this Quarterly Report on Form 10-Q for risks associated with COVID-19. See also Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K for additional risk factors relating to our Company and the industry. In addition, see the forward-looking and cautionary statements discussion above. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in the 2019 Form 10-K and this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

Transition  to Distance Learning

The Company has quickly transitioned all of its programs from in-person to distance learning.  The Company obtained approvals from the DOE, certain states and agencies to transition to distance learning.  The Company worked with our book vendors to get e-books for the students.  The Company has ensured that all students have either received laptops, tablets or already owned a device.  The Company has enhanced its education platform for online learning called Canvas with Instructure, Inc.

Employees

Our employees have been affected by COVID-19 in many ways, including disruptions due to unexpected school and day-care closings, family underemployment or unemployment, and learning how to work remotely and, in some cases, with new tools and technology to learn and to support that work. Our goal has been to support our people during the present uncertainty while remaining focused on meeting the needs of our students and business continuity. Early in the crisis, we provided employees with information about best practices to prevent the spread of COVID-19 and other viruses and illnesses. We recommended that non-student interfacing employees work from home and we reduced the density and provided space for us to implement social distancing protocols for the employees who were required to work in our offices. Later, we enabled substantially all of our workforce to work remotely. In addition, we have limited in-person meetings, non-employee visits to our locations, and non-essential business travel.

To further protect the health and welfare of our employees we have also encouraged employees who potentially have been exposed to COVID-19 to self-quarantine for 14 days while we continue to pay them. To ease access to medical assistance, we are waiving co-payments for COVID-19 testing and telemedicine for those employees enrolled in our health insurance plans.  The Company’s vacation policy was enhanced in the second quarter of 2020 to include up to two weeks of payments for unused vacation days for instructors.

Community

We understand that the communities in which our employees live, work, and serve are also suffering distress as a result of COVID-19. Due to the growing needs of our neighbors, healthcare providers and many of the organizations in place to provide assistance are overburdened. In March 2020, the several campuses in the Tri-State (NY, NJ & CT) area have donated medical supplies and personal protective equipment (PPEs) to major medical facilities throughout the region.

Operations

We have robust pandemic and business continuity plans that include our business units and technology environments. When COVID-19 advanced to a pandemic, we activated our business continuity plan (the “Continuity Plan”). As an element of the Continuity Plan, we activated our Health Communications Response Team (“HCRT”), a group of the corporate senior managers, who directed a series of activities to address the health and safety of our workforce, to assist students, to sustain business operations, to coordinate communication and to address our management of other ongoing pandemic activities.

In response to a growing infected population across the United States, we executed plans for social-distancing in our facilities and implemented work-from-home contingencies. As the virus spread, we created remote-working capabilities for our employees. We also completed a series of additional steps to appropriately ensure compliance with our telecommuting policy. The policy is designed to create a secure at-home work environment that protects our students’ information and transactions while also providing the necessary technology capabilities to enable effective remote-working for our staff.

There has been a modest decline in productivity for certain departments as our people adjust to this significant change in work environment. We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future and that productivity should improve as our people adjust to this significant change in work environment. The level and ability of our employees to continue working from home could change, however, as conditions surrounding COVID-19 evolve and infections increase, or if there are interruptions in the internet infrastructure where our employees live or if our internet service providers are otherwise adversely affected.

Index
Return to In-Person Operations

The HCRT is closely monitoring the guidelines released by each state and city in which our schools are located and has developed plans for reopening each of our  schools in stages based upon guidance received from the applicable state authorities.  Included in those plans are purchasing personal protective equipment; limiting the number of students in classrooms; separating students by at least 6 feet and closing/limiting all common areas; requiring everyone at the schools to wear a cloth face mask; and maintaining a daily log of anyone at the school and monitoring body temperatures of those at the school through non-contact thermometers.  In a similar way, we are also reviewing the return of employees and rotating schedules to limit/control the number of employees in spaces.

Student Population and Financial Results

Due to timing of stay-at-home orders by many states in which our schools are located and the scheduled timing of certain program start dates, some program start dates were delayed from the first quarter of 2020 until the second quarter of 2020.   The delay in program start dates caused the Company to have 143 less student starts for the three months ended March 31, 2020 compared to the three months ended 2019.

As of March 31, 2020, the Company had 324 students on leave of absence due to COVID-19.  The majority of these students were at the end of their program and were on externship which they were not able to complete.  The Company is currently working on adding remote externship opportunities so that these students can complete their externships.  A smaller portion of the students on leave of absence are due to the students not wanting to undertake their programs through distance learning but are expected to return to their programs when in-person schooling reopens.

The Company has extended the length and graduation dates of three programs as there is only a small percentage of these three programs that can be taught through distance learning.

The Company has campuses where students live in dorms that are operated by either the Company itself, Collegiate Housing or other housing options.  The majority of the students have returned home and their dorm charges have been reversed.  In addition, at campuses where students have meal plans, the Company’s cafeterias has been closed and all charges for meal plans have been reversed.  For students that remain  in dorms, the Company has given the students gift cards to assist in replacing their meal plans.

For the three months ended March 31, 2020, the Company’s expenses included approximately $0.7 million due to costs related to actions taken in response to COVID-19.

Institutional Student Loans

COVID-19 is having far reaching, negative impact on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations resulting in significantly higher levels of unemployment or underemployment. As a consequence, we expect many of our individual students will experience financial hardship, making it difficult, if not impossible, to meet their payment obligations to us without temporary assistance.

As a result of the negative impact on employment from COVID-19, we are anticipating higher levels of financial hardship for our students, which we expect will lead to higher levels of forbearance, delinquency and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency and default rates will persist until such time as the economy and employment return to relatively normal levels.

We expect that, as the economic impact of COVID-19 evolves, we will continue to evaluate the measures we have put in place to assist our students during this unprecedented challenge. We continue to adapt and evolve our collections practices to meet the needs of our students.

Liquidity

As previously reported, over the course of 2019, we significantly increased our overall liquidity position. As a result of these efforts, we currently believe our liquidity position is stable and we expect to be able to fund our business operations in 2020. As a result, we believe that we have sufficient capital to withstand the potential downturn in our business. If circumstances surrounding COVID-19 continue to change in a significantly adverse way, however, it is possible our liquidity could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition.

Index
Regulatory agencies have also provided regulatory capital relief to institutions as a result of the crisis as discussed below.

Regulatory

On March 27, 2020, President Trump signed into law the CARES Act, which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and business impacted by the spread of COVID-19.  The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from on-ground to online delivery.  The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.

Among other things, the CARES Act includes a $14 billion HEERF fund for the DOE to distribute directly to institutions of higher education.  Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  Institutions are permitted to use the remainder of the funds for additional emergency grants to students or to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency.

The DOE subsequently allocated funds to each institution of higher education based on a formula contained in the CARES Act The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE collectively allocated $27.4 million to our schools to be distributed in two equal installments.  The first installment is intended for emergency grants to students.  The second installment is intended for institutional costs and additional emergency grants to students.  The DOE also has published guidance regarding permitted and prohibited use of these funds and requirements for reporting the use of these funds.  If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.

The CARES Act also contains separate educational provisions that relieve both institutions and students from complying with the requirement to repay Title IV funds following a student’s withdrawal as a result of the COVID-19 emergency.  Ordinarily, when a student withdraws, the institution (and, in some cases, the student) may be required to return unearned portions of the Title IV grant and loan funds awarded for the period.  Institutions will be required to report to the DOE the total amount of grant and loan funds the institution has not returned due to the waiver.  For federal loan borrowers, the CARES Act also directs the DOE to cancel the borrower’s obligation to repay any Direct Loan associated with the relevant period.  The law also expands the options to avoid student withdrawals due to a cessation of attendance by placing students on an approved leave of absence and waives certain requirements normally applicable to a leave of absence.  The CARES Act also allows institutions to exclude from the calculation of a student’s satisfactory academic progress any attempted credits not completed due to the COVID-19 emergency.

Other

Based on analysis of ASC 350 and ASC 360 during the three months ended March 31, 2020, we are currently not aware of any material impairments of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

In addition, due to outbreak of COVID-19, we have reassessed those of our accounting policies whose application places the most significant demands on management’s judgment, for instance, revenue recognition, allowance for doubtful account, goodwill, and long-lived assets, stock-based compensation, derivative instruments and hedging activity, borrowings, assumptions related to ROU assets, lease cost, income taxes and assets and obligations related to employee benefit plans. Such reassessments did not have a significant impact on our results of operations and cash flows for the periods presented.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations for the Three Months Ended March 31, 2020

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.2%	47.4%
Selling, general and administrative	58.7%	60.3%
Total costs and expenses	101.9%	107.7%
Operating loss	-1.9%	-7.7%
Interest expense, net	-0.5%	-0.9%
Loss from operations before income taxes	-2.4%	-8.6%
Provision for income taxes	0.1%	0.1%
Net loss	-2.5%	-8.7%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Consolidated Results of Operations

Revenue.   Revenue increased $6.8 million, or 10.7% to $70.0 million for the three months ended March 31, 2020 from $63.3 million in the prior year comparable period.  The increase was the result of a 6.6% increase in average student population driven by starting the year with approximately 760 more students than in the prior year comparable period. Further contributing to the additional revenue was a 3.7% increase in average revenue per student.

Total student starts decreased 5.0% for the three months ended March 31, 2020 as compared to the prior year comparable period.  The decline in student starts was primarily due to the onset of the COVID-19 pandemic that occurred in March of the current year.   Student starts between January 1 and the end of February increased 13.9% and helped drive a 6.6% increase in average student population for the first quarter.

During the three months ended March 31, 2020, 324 students went on a leave of absence as a result of COVID-19.  The majority of the students were near the end of their program and in externships that cannot be completed at this time. In addition, some of the students did not want to switch to an online, remote learning platform and are delaying their education until in-person classes resume.  Any revenue related to these students will be deferred.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Index
Educational services and facilities expense.  Our educational services and facilities expense increased $0.3 million, or 0.9%, to $30.2 million for the three months ended March 31, 2020 from $30.0 million in the prior year comparable period.  Increased costs were primarily the result of additional instructional expenses resulting from a larger average student population that increased 6.6% over the prior year quarter.  Partially offsetting this increase were cost savings in facilities expense resulting from the successful negotiation of more favorable lease terms at two of our campuses and reduced depreciation expense in the current year driven by fully depreciated assets.

Educational services and facilities expense, as a percentage of revenue, decreased to 43.2% from 47.4% for the three months ended March 31, 2020 and 2019, respectively.

Selling, general and administrative expense.  Our selling general and administrative expense increased $3.0 million, or 7.9% to $41.1 million for the three months ended March 31, 2020 from $38.1 million in the prior year comparable period.  The additional expense was primarily driven by several factors including additional bad debt expense; higher employee costs and expenses incurred resulting from the COVID-19 pandemic.  Partially offsetting these additional costs were nonrecurring strategic initiatives expenses incurred in the prior year.

Bad debt for the quarter increased partially as a result of higher accounts receivable from a delay in Title IV disbursements as we implemented new processes to comply with the Heightened Cash Monitoring 1 (“HCM1”) regulations related to the Company’s financial responsibility ratio.  Under HCM1 rules, credit balances must be refunded to students before additional Title IV funds can be disbursed, leading to the delay during the quarter.  We also experienced a decline in historical repayment rates coupled with a small delay in Title IV disbursements due to the operational transition related to COVID-19.  In addition, March’s students collections were lower than usual believed to be mainly connected to the COVID-19 impact.  Consequently, we are working with our students to provide financial relief if needed during the pandemic and have seen an improvement in collections towards normalized levels.

Higher employee costs were a result of the reinstatement of certain employee benefits.

COVID-19 costs of approximately $0.7 million were incurred in the quarter as the Company adapted and transitioned operations to an educational distance curriculum delivery format.  Expenses incurred were primarily technology driven to support students and staff in a distance learning and working environment pursuant to stay-at-home orders. Additional expenses were also incurred to increase cleaning and disinfecting activities at campuses and workspaces to provide enhanced virus transmission prevention efforts for students and staff.  The Company has received notification that it will receive funds this year under the recently enacted CARES Act to partially offset these costs.

Selling, general and administrative expenses, as a percentage of revenue, decreased to 58.7% for the three months ended March 31, 2020 from 60.3% in the prior year comparable period.

Net interest expense.   Net interest expense for the three months ended March 31, 2020 decreased by $0.2 million, or 36%, to $0.4 million from $0.6 million in the prior year comparable period.  The reduction in expense quarter over quarter is due to lower interest rates in combination with a lower loan balance outstanding in the current year.

Income taxes.    Our provision for income taxes was less than $0.1 million for both March 31, 2020 and 2019. No federal or state income tax benefit was recognized for either period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimal state tax expenses.

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

Index
Transitional – The Transitional segment refers to campus operations which have been closed.

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  As of March 31, 2020, no campuses have been categorized in the Transitional segment.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table present results for our three reportable segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	% Change
Revenue:
Transportation and Skilled Trades	$49,056	$44,325	10.7%
HOPS	20,985	18,938	10.8%
Total	$70,041	$63,263	10.7%

Operating Income (Loss):
Transportation and Skilled Trades	$4,840	$1,817	166.4%
Healthcare and Other Professions	2,000	972	105.8%
Corporate	(8,186)	(7,653)	-7.0%
Total	$(1,346)	$(4,864)	72.3%

Starts:
Transportation and Skilled Trades	1,720	1,821	-5.5%
Healthcare and Other Professions	996	1,038	-4.0%
Total	2,716	2,859	-5.0%

Average Population:
Transportation and Skilled Trades	7,305	7,044	3.7%
Healthcare and Other Professions	3,987	3,545	12.5%
Total	11,292	10,589	6.6%

End of Period Population:
Transportation and Skilled Trades	7,250	7,016	3.3%
Leave of Absense - COVID-19	(131)	0	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	7,119	7,016	1.5%

Healthcare and Other Professions	4,021	3,664	9.7%
Leave of Absense - COVID-19	(193)	0	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	3,828	3,664	4.5%

Total	11,271	10,680	5.5%
Total Excluding Leave of Absense - COVID-19	10,947	10,680	2.5%

Index
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Transportation and Skilled Trades

Operating income increased $3.0 million to $4.8 million for the three months ended March 31, 2020 from $1.8 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue increased $4.7 million, or 10.7% to $49.1 million for the three months ended March 31, 2020 from $44.3 million in the prior year comparable period.  The increase was the result of a 3.7% increase in average student population driven by starting the year with approximately 360 more students than in the prior year comparable period.  Further contributing to the additional revenue was a 6.3% increase in average revenue per student.

•	Education services and facilities expense remained essentially flat at $20.6 million for the three months ended March 31, 2020 and 2019, respectively.
•
Selling general and administrative expense increased $1.8 million, or 8.0% to $23.6 million for the three months ended March 31, 2020 from $21.9 million in the prior year comparable period.  The increase was primarily due to bad debt expense discussed in detail above in the consolidated results of operations.

Student start results decreased 5.5% for the three months ended March 31, 2020 when compared to the prior year comparable period.  The decline in student starts was primarily due to the onset of the COVID-19 pandemic that occurred in March of the current year.  Student starts between January 1 and the end of February increased 3.5% and helped drive a 3.7% increase in average student population for the first quarter.

Healthcare and Other Professions

Operating income increased $1.0 million to $2.0 million for the three months ended March 31, 2020 from $1.0 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue increased $2.0 million, or 10.8% to $21.0 million for the three months ended March 31, 2020 from $18.9 million in the prior year comparable period.  The increase was the result of a 12.5% increase in average student population driven by starting the year with approximately 400 more students than in the prior year comparable period

•
Educational services and facilities expense increased $0.3 million, or 3.3% to $9.7 million for the three months ended March 31, 2020 from $9.4 million in the prior year comparable period.  The increase was primarily driven by additional instructional expenses resulting from a larger average student population that increased 12.5% over the prior year quarter.  Partially offsetting the increase in expenses were reduced costs in books and tools expense and facilities expense.  The reduction in books and tools expense was driven by a drop-off in starts in March 2020 due to the COVID-19 pandemic.

•
Selling general and administrative expense increased $0.7 million, or 8.3% to $9.3 million for the three months ended March 31, 2020 from $8.6 million in the prior year comparable period.  The increase in expense quarter over quarter was primarily driven by additional bad debt expense discussed in detail above in the consolidated results of operations.

Student start results decreased 4.0% for the three months ended March 31, 2020 when compared to the prior year comparable period.  The decline in student starts was primarily due to the onset of the COVID-19 pandemic that occurred in March of the current year.  Student starts between January 1 and the end of February increased 35.3% and helped drive a 12.5% increase in average student population for the first quarter.

Transitional
No campuses have been classified in the Transitional segment for the three months ending March 31, 2020 and 2019, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $8.2 million and $7.7 million for the three months ended March 31, 2020 and 2019, respectively.  The increase was primarily due to higher employee costs and $0.7 million incurred as a result of actions taken in response to the COVID-19 pandemic.  Partially offsetting these additional costs were non-recurring strategic initiatives expenses incurred in the prior year.  Higher employee costs were a result of the reinstatement of certain employee benefits.  Additional costs incurred were a result of the transition of operations and education delivery to distance learning due to the COVID-19 pandemic.  The Company has received notification that it will receive funds this year under the recently enacted CARES Act to partially offset these costs.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(11,947)	$(10,922)
Net cash used in investing activities	(1,287)	(639)
Net cash used in financing activities	(15,669)	(24,204)

As of March 31, 2020, the Company had a net debt balance of $8.8 million compared to a net cash balance of $4.6 million at December 31, 2019.  The net debt/cash balance is calculated as our cash, cash equivalents and both short and long-term restricted cash less both short and long-term portion of the credit agreement.  The decrease in cash position was primarily attributable to the Company complying with HCM1 and delays in Title IV disbursements due to our switch to distance learning related to COVID-19.

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

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Operating Activities

Net cash used in operating activities was $11.9 million for the three months ended March 31, 2020 compared to net cash used in operating activities of $10.9 million in the prior year comparable period.  The increase in cash used in operating activities is primarily due to a $1.6 million decrease in accounts receivable collections and advanced tuition payments coupled with $4.4 million of higher accounts payable and accrued expense payments, which were offset by a $3.7 million decrease in net loss.

Investing Activities

Net cash used in investing activities increased $0.6 million to $1.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our real property in Grand Prairie, Texas; Nashville, Tennessee; and Denver, Colorado and our former school property located in Suffield, Connecticut.

Capital expenditures were 2% of revenues in 2019 and are expected to approximate 2% of revenues in 2020.  We expect to fund future capital expenditures with cash generated from operating activities and borrowings under our credit facility.

Index
Financing Activities

Net cash used in financing activities was $15.7 million for the three months ended March 31, 2020 compared to $24.2 million in the prior year comparable period.  The decrease of $8.5 million was primarily due to decreased net payment on borrowings of $15.5 million for the three months ended March 31, 2020 as compared to $24.1 million in the prior year comparable period.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured credit facility of $11.0 million; and (b) $26.5 million in total repayments made by the Company.  See Part II, Item 1A. “Risk Factors — COVID-19 Pandemic” in this Quarterly Report on Form 10-Q for risks associated with COVID-19.

Credit Facility with Sterling National Bank

On November 14, 2019, the Company entered into a new senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), pursuant to which the Company obtained a new credit facility in the aggregate principal amount of up to $60 million (the “Credit Facility”).

The Credit Facility is comprised of four facilities: a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on 120-month amortization with the outstanding balance due on the maturity date; a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on 120-month amortization and all balances due on the maturity date; a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).  The Credit Agreement gives the Company the right to permanently terminate, in its entirety, the Revolving Loan or the Line of Credit Loan or permanently reduce the amount available for borrowing under the Revolving Loan or the Line of Credit Loan.  In April 2020, the Company terminated the Line of Credit Loan.

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

At the closing of the Credit Facility, the Lender advanced the Term Loan to the Company, the net proceeds of which was $19.7 million after deduction of the Lender’s origination fee in the amount of $0.3 million and other Lender fees and reimbursements to the Lender that are customary for facilities of this type.  The Company used the net proceeds of the Term Loan, together with cash on hand, to repay the existing credit facility and transaction expenses.

Pursuant to the terms of the Credit Agreement, letters of credit issued under the Revolving Loan reduce dollar for dollar the availability of borrowings under the Revolving Loan.  Borrowings under the Line of Credit Loan are to be secured by cash collateral.

Borrowing under the Delayed Draw Term Loan is available during the period commencing on the closing date of the Credit Facility and ending on May 31, 2021.

Accrued interest on each loan under the Credit Facility will be payable monthly in arrears.  The Term Loan and the Delayed Draw Term Loan will bear interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50%.  At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the  principal balance of the Term Loan, which matures on the same date as the Term Loan. pursuant to a swap agreement between the Company and the Lender.  At the end of the borrowing availability period for the Delayed Draw Term Loan, the Company is required to enter into a swap transaction with the Lender for 100% of the principal balance of the Delayed Draw Term Loan, which will mature on the same date as the Delayed Draw Term Loan, pursuant to a swap agreement between the Company and the Lender or the Lender’s affiliate.   The Term Loan and Delayed Draw Term Loan are subject to a LIBOR interest rate floor of .25% if there is no swap agreement.

Revolving Loans bear interest at a floating interest rated based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus .50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rated based on the Lender’s prime rate of interest.  Revolving Loans are subject to a LIBOR interest rate floor of .00%.

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

Under the terms of the Credit Agreement, the Company may prepay the Term Loan and/or the Delayed Draw Term Loan in full or in part without penalty except for any amount required to compensate the Lender for any swap breakage or other costs incurred in connection with such prepayment.  The Lender receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type.  As of March 31, 2020 the Company was in compliance with all debt covenants. As of March 31, 2020 and December 31, 2019, the Company had $19.3 million and $34.8 million, respectively, outstanding under the Credit Facility; offset by $0.8 million and $0.8 million of deferred finance fees, respectively.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan which was fully cash collateralized.  As of March 31, 2020 and December 31, 2019, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

The following table sets forth our long-term debt (in thousands):

	March 31, 2020	December 31, 2019
Credit agreement	$19,333	$34,833
Deferred Financing Fees	(757)	(805)
	18,576	34,028
Less current maturities	(2,000)	(2,000)
	$16,576	$32,028

As of March 31, 2020, we had outstanding loan commitments to our students of $71.9 million, as compared to $75.5 million at December 31, 2019.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of March 31, 2020, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2030 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility*	$19,333	$2,000	$4,000	$13,333	$-
Operating leases	75,696	15,427	24,137	18,136	17,996
Interest on term loan**	3,791	1,001	1,676	1,114	-
Total contractual cash obligations	$98,820	$18,428	$29,813	$32,583	$17,996

* Excludes deferred finance fees of $0.8 million.
** Includes fixed rate interest payment resulting from the cash flow hedge.

Index
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020, except for surety bonds.  As of March 31, 2020, we posted surety bonds in the total amount of approximately $12.4 million.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

We are exposed to certain market risks as part of our on-going business operations.  Our obligations under our credit facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future.  As of March 31, 2020, we had $19.3 million outstanding under Credit Agreement for which we hedged 57% of the amount outstanding by entering into a cash flow hedge with a fixed interest rate of 5.36%.

Based on our remaining unhedged outstanding debt balance as of March 31, 2020, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

The use of the derivative instrument exposes us to credit risk if the counterparty fails to perform when the fair value of a derivative instrument contract is positive. If the counterparty fails to perform, collateral is not required by any party whether derivatives are in an asset or liability position.

Item 4.	CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting.  There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows. Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2020.

Item 1 A.	RISK FACTORS

Our business activities involve a variety of risks. In addition to the risk factor below, readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K.

The pandemic of respiratory disease caused by COVID-19 could have a materially adverse impact on our business, results of operations, financial condition and/or cash flows. The extent of the impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and largely beyond our control, including, among others: the scope and duration of the pandemic; the number of our employees, students, and vendors adversely affected by the pandemic; the broader public health and economic dislocations resulting from the pandemic; any legislative or regulatory changes or other actions taken by governmental authorities to limit the public health, financial and economic impacts of the COVID-19 pandemic; any reputational damage related to the perception of our or our industry’s response to the COVID-19 pandemic; and the impact of the pandemic on local and U.S. economies.

The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including the closing of many schools and businesses for extended periods of time, significantly higher unemployment and underemployment, significantly lower interest rates and equity market valuations, and extreme volatility in the U.S. and world financial markets. We expect that the impact of the COVID-19 pandemic on the U.S. economy will be significant during the remainder of 2020 and that it could materially adversely affect our results of operations and financial condition, and/or our cash flows.

As described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on the Company” in this Quarterly Report on Form 10-Q, due to timing of stay-at-home orders by many states in which our schools are located and the scheduled timing of certain program start dates, some program start dates were delayed from the first quarter of 2020 until the second quarter of 2020.   The delay in program start dates caused the Company to have 143 less student starts for the three months ended March 31, 2020 compared to the three months ended 2019.

As of March 31, 2020, the Company had 324 students on leave of absence due to COVID-19.  The majority of these students were at the end of their program and were on externship which they were not able to complete.  The Company is currently working on adding remote externship opportunities so that these students can complete their externships.  A smaller portion of the students on leave of absence are due to the students not wanting to undertake their programs through distance learning but are expected to return to their programs when in-person schooling reopens.

The Company has extended the length and graduation dates of three programs as there is only a small percentage of these three programs that can be taught through distance learning.

The Company has campuses where students live in dorms that are operated by either the Company itself, Collegiate Housing or other housing options.  The majority of the students have returned home and their dorm charges have been reversed.  In addition, at campuses where students have meal plans, Company cafeterias have been closed and all charges for meal plans have been reversed.  For students that remain in dorms, the Company has given the students gift cards to assist in replacing their meal plans.

For the three months ended March 31, 2020, the Company’s expenses included approximately $0.7 million due to costs related to actions taken in response to COVID-19.

In addition, our employees have had to move to a work-from-home environment. We have never had to run our operations entirely remotely for an extended period of time, and it is possible we will encounter significant challenges to running our business. Unanticipated issues arising from handling personal, confidential and other information from a less efficient work-from-home environment could adversely impact our operations and lead to greater risk for us.

Index
The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and/or cash flows will depend on future developments, which are highly uncertain and largely beyond our control, including, among others: the scope and duration of the pandemic; the number of our employees, students, and vendors adversely affected by the pandemic; the broader public health and economic dislocations resulting from the pandemic; any legislative or regulatory changes or other actions taken by governmental authorities to limit the public health, financial and economic impacts of the COVID-19 pandemic; any reputational damage related to the public perception of our or our industry’s response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on local, and U.S. economies. However, as with many other businesses, the impact of COVID-19 on our business could be material and adverse.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Bylaws of the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 13, 2020	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

3.1*	Amended and Restated Bylaws of the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.