Form 10-Q
period 2020-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2020-08-13
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 11, 2020, there were 26,400,782 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 6.	Exhibits	41
	SIGNATURES	42

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,342	$23,644
Restricted cash	2,626	-
Accounts receivable, less allowance of $20,661 and $18,107 at June 30, 2020 and December 31, 2019, respectively	27,906	20,652
Inventories	3,107	1,608
Prepaid income taxes and income taxes receivable	277	383
Prepaid expenses and other current assets	3,748	4,190
Total current assets	61,006	50,477

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $175,183 and $172,408 at June 30, 2020 and December 31, 2019, respectively	49,172	49,345

OTHER ASSETS:
Noncurrent restricted cash	-	15,000
Noncurrent receivables, less allowance of $2,932 and $2,260 at June 30, 2020 and December 31, 2019, respectively	15,787	15,337
Operating lease right-of-use assets	53,397	49,065
Goodwill	14,536	14,536
Other assets, net	1,003	1,003
Total other assets	84,723	94,941
TOTAL ASSETS	$194,901	$194,763

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30, 2020	December 31, 2019
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$2,000	$2,000
Unearned tuition	17,573	23,411
Accounts payable	14,058	14,584
Accrued expenses	12,162	7,869
CARES Act student funds liability	2,626	-
CARES Act institutional funds liability	11,837	-
Current portion of operating lease liabilities	8,222	9,142
Other short-term liabilities	93	199
Total current liabilities	68,571	57,205

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	16,121	32,028
Pension plan liabilities	3,850	4,015
Deferred income taxes, net	153	153
Long-term portion of operating lease liabilities	51,148	46,018
Other long-term liabilities	1,014	214
Total liabilities	140,857	139,633

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at June 30, 2020 and December 31, 2019	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at June 30, 2020 and December 31, 2019; issued and outstanding: 32,386,438 shares at June 30, 2020 and 31,142,251 shares at December 31, 2019	141,377	141,377
Additional paid-in capital	30,589	30,145
Treasury stock at cost - 5,910,541 shares at June 30, 2020 and December 31, 2019	(82,860)	(82,860)
Accumulated deficit	(43,025)	(42,058)
Accumulated other comprehensive loss	(4,019)	(3,456)
Total stockholders’ equity	42,062	43,148
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND EQUITY	$194,901	$194,763

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE	$62,470	$63,569	$132,511	$126,833
COSTS AND EXPENSES:
Educational services and facilities	26,245	29,749	56,482	59,728
Selling, general and administrative	35,162	35,913	76,310	74,062
(Gain) loss on disposition of assets	(97)	-	(96)	1
Total costs & expenses	61,310	65,662	132,696	133,791
OPERATING INCOME (LOSS)	1,160	(2,093)	(185)	(6,958)
OTHER:
Interest income	-	2	-	7
Interest expense	(327)	(829)	(682)	(1,386)
INCOME (LOSS) BEFORE INCOME TAXES	833	(2,920)	(867)	(8,337)
PROVISION FOR INCOME TAXES	50	144	100	194
NET INCOME (LOSS)	$783	$(3,064)	$(967)	$(8,531)
Basic
Net income (loss) per common share	$0.02	$(0.12)	$(0.06)	$(0.35)
Diluted
Net income (loss) per common share	$0.02	$(0.12)	$(0.06)	$(0.35)
Weighted average number of common shares outstanding:
Basic	24,741	24,555	24,670	24,545
Diluted	24,741	24,555	24,670	24,545

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$783	$(3,064)	$(967)	$(8,531)
Other comprehensive income
Derivative qualifying as a cash flow hedge, net of taxes (nil)	(95)	-	(843)	-
Employee pension plan adjustments, net of taxes (nil)	140	154	280	308
Comprehensive income (loss)	$828	$(2,910)	$(1,530)	$(8,223)

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss	Total	Shares	Amount
BALANCE - January 1, 2020	31,142,251	$141,377	$30,145	$(82,860)	$(42,058)	$(3,456)	$43,148	12,700	$11,982
Net loss	-	-	-	-	(1,750)	-	(1,750)	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(748)	(748)	-	-
Stock-based compensation expense
Restricted stock	1,191,262	-	291	-	-	-	291	-	-
Net share settlement for equity-based compensation	(58,451)	-	(172)	-	-	-	(172)	-	-
BALANCE - March 31, 2020	32,275,062	141,377	30,264	(82,860)	(43,808)	(4,064)	40,909	12,700	11,982
Net income	-	-	-	-	783	-	783	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(95)	(95)	-	-
Stock-based compensation expense
Restricted stock	111,376	-	325	-	-	-	325	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - June 30, 2020	32,386,438	$141,377	$30,589	$(82,860)	$(43,025)	$(4,019)	$42,062	12,700	$11,982

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss	Total	Shares	Amount
BALANCE - January 1, 2019	30,552,333	$141,377	$29,484	$(82,860)	$(44,073)	$(4,062)	$39,866	-	$-
Net loss	-	-	-	-	(5,467)	-	(5,467)	-	-
Employee pension plan adjustments	-	-	-	-	-	154	154	-	-
Stock-based compensation expense
Restricted stock	478,853	-	52	-	-	-	52	-	-
Net share settlement for equity-based compensation	(5,518)	-	(18)	-	-	-	(18)	-	-
BALANCE - March 31, 2019	31,025,668	141,377	29,518	(82,860)	(49,540)	(3,908)	34,587	-	-
Net loss	-	-	-	-	(3,064)	-	(3,064)	-	-
Employee pension plan adjustments	-	-	-	-	-	154	154	-	-
Stock-based compensation expense
Restricted stock	116,583	-	191	-	-	-	191	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - June 30, 2019	31,142,251	$141,377	$29,709	$(82,860)	$(52,604)	$(3,754)	$31,868	-	$-

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(967)	$(8,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,763	3,989
Amortization of deferred finance charges	90	194
Deferred income taxes	-	424
(Gain) loss on disposition of assets	(96)	1
Fixed asset donations	(334)	(893)
Provision for doubtful accounts	12,618	8,923
Stock-based compensation expense	616	242
(Increase) decrease in assets:
Accounts receivable	(20,322)	(13,818)
Inventories	(1,499)	(635)
Prepaid income taxes and income taxes receivable	106	(211)
Prepaid expenses and current assets	346	177
Other assets, net	(122)	(649)
Increase (decrease) in liabilities:
Accounts payable	(615)	4,271
Accrued expenses	4,293	(470)
CARES Act student funds liability	2,626	-
CARES Act institutional funds liability	11,837	-
Unearned tuition	(5,838)	(2,829)
Deferred income taxes	-	93
Other liabilities	(34)	(1,060)
Total adjustments	7,435	(2,251)
Net cash provided by (used in) operating activities	6,468	(10,782)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,072)	(1,212)
Proceeds from insurance	97	-
Net cash used in investing activities	(2,975)	(1,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(27,000)	(26,600)
Proceeds from borrowings	11,000	3,750
Credit (payment) of deferred finance fees	3	(98)
Net share settlement for equity-based compensation	(172)	(18)
Net cash used in financing activities	(16,169)	(22,966)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,676)	(34,960)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	38,644	45,946
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$25,968	$10,986

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2020	2019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$589	$1,073
Income taxes	$14	$99
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$614	$1,030

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
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

COVID-19 Pandemic— During the first quarter of 2020, the coronavirus disease (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies.  In early March 2020, the Company began seeing the impact of the COVID-19 pandemic on our business. The impact was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning.  As part of this transition, the Company has incurred additional expenses.  In addition, some students have been placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. Additionally, certain programs were extended due to restricted access to externship sites and classroom labs.  Due to phased re-opening on a state-by-state basis, our schools have been reopening since May 2020 and, currently, all of our schools have re-opened and we expect the majority of the students who were placed on leave or otherwise deferred their programs to finish their programs now.  As COVID-19 continues to affect many states and its course is unpredictable, the full impact on the Company’s consolidated financial statements remains uncertain.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law.  The Company has and will continue to evaluate the impact of the CARES Act on the results of operations and cash flows.  See Note 12 – COVID-19 Pandemic and Cares Act included elsewhere in this Quarterly Report on Form 10-Q for additional discussion about the CARES Act.

Liquidity—  As of June 30, 2020, the Company had a net cash balance of $7.8 million calculated as cash, cash equivalents and restricted cash less both the short-term and long-term portion of the Company’s Credit Facility (defined below).  Excluding cash in the bank from the Cares Act of $14.5 million, as of June 30, 2020, the Company had a net debt balance of $6.6 million.  At June 30, 2020, the Company’s sources of cash primarily included cash, cash equivalents and restricted cash of $26.0 million including cash received under the Cares Act of $14.5 million. In addition, the Company has availability to borrow additional funds under its Credit Facility for an additional $21.0 million.  As of December 31, 2019, the Company had a net cash balance of $4.6 million.  The Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.  However, the circumstances relating to COVID-19 and its evolution make any prediction impossible and, if circumstances surrounding COVID-19 should evolve in a significantly adverse manner it is possible our liquidity could be materially and adversely affected.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These statements, which should be read in conjunction with the December 31, 2019 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2020.

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

New Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

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

Index
During the three and six months ended June 30, 2020 and 2019, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

See Note 12 – COVID-19 Pandemic and Cares Act included in this Quarterly Report on Form 10-Q for additional discussion about the CARES Act impact on taxes.

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

The Company presents basic and diluted earnings (loss) per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common shareholders be included in computing earnings per share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic earnings (loss) per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on preferred stock for the period decreases the income or increases the net loss allocated to common shareholders. Basic earnings (loss) per common share has been computed by dividing net income (loss) allocated to common shareholders by the weighted-average number of common shares outstanding.

The basic and diluted net loss amounts are the same for the six months ended June 30, 2020 and 2019 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities.  The basic and diluted net loss amounts are the same for the three months ended June 30, 2019 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. For the three and six months ended June 30, 2019 earnings (loss) per share was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, unvested restricted stock and Series A Preferred Stock. The Company uses the more dilutive method of calculating the diluted earnings per share by applying the more dilutive of either (a) the treasury stock method, if-converted method, or (b) the two-class method in its diluted EPS calculation. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of restricted stock. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

Index
The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$783	$(3,064)	$(967)	$(8,531)
Less: preferred stock dividend	(305)	-	(610)	-
Less: allocation to preferred stockholders	(83)	-	-	-
Less: allocation to restricted stockholders	(23)	-	-	-
Net income (loss) allocated to common stockholders	$372	$(3,064)	$(1,577)	$(8,531)

Basic loss per share:
Denominator:
Weighted average common shares outstanding	24,741,331	24,555,435	24,669,838	24,544,879
Basic income (loss) per share	$0.02	$(0.12)	$(0.06)	$(0.35)

Diluted loss per share:
Denominator:
Weighted average number of:
Common shares outstanding	24,741,331	24,555,435	24,669,838	24,544,879
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-	-	-
Unvested restricted stock	-	-	-	-
Stock options	-	-	-	-
Dilutive shares outstanding	24,741,331	24,555,435	24,669,838	24,544,879
Diluted income (loss) per share	$0.02	$(0.12)	$(0.06)	$(0.35)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2020	2019	2020	2019
Series A Preferred Stock	5,577,955	-	5,513,379	-
Unvested restricted stock	319,461	61,138	466,581	118,348
	5,897,416	61,138	5,979,960	118,348

3.	REVENUE RECOGNITION

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

Unearned tuition in the amount of $17.6 million and $23.4 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The change in this contract liability balance during the six-month period ended June 30, 2020 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six-month period ended June 30, 2020 that was included in the contract liability balance at the beginning of the year was $22.2 million.

Index
The following table depicts the timing of revenue recognition:

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$2,038	$939	$2,977	$4,536	$2,013	$6,549
Services transferred over time	40,877	18,616	59,493	87,435	38,527	125,962
Total revenues	$42,915	$19,555	$62,470	$91,971	$40,540	$132,511

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$2,487	$1,159	$3,646	$4,568	$2,233	$6,801
Services transferred over time	41,541	18,382	59,923	83,786	36,246	120,032
Total revenues	$44,028	$19,541	$63,569	$88,354	$38,479	$126,833

4.	LEASES

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

Our operating lease cost for the three months ended June 30, 2020 and 2019, was $3.7 and $3.6 million, respectively.  Our operating lease cost for the six months ended June 30, 2020 and 2019, was $7.4 and $7.3 million, respectively.  Our variable lease cost for the three and six months ended June 30, 2020 was $0.5 million.  The net change in the ROU asset and lease liability are included in other assets in the condensed consolidated cash flows for the six months ended June 30, 2020 and 2019.

During the three months ended June 30, 2020, the Company has withheld portions of and/or delayed payments to certain of its landlords as the Company sought to renegotiate payment terms, in order to further maintain liquidity given the temporary closures of its facilities. In some instances, the negotiations with landlords have already led to agreements with landlords for rent abatements or rental deferrals, while, in other cases, negotiations are ongoing. Total payments withheld or deferred as of June 30, 2020 were approximately $1.2 million and are included in current liabilities.

In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for agreed concessions by landlords that do not result in a substantial increase in the rights of the landlord or the obligations of the Company, as lessee, as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected not to re-measure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the three months ended June 30, 2020, the Company recognized $0.5 million of negative lease expense related to rent abatement concessions.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,802	$3,821	$7,643	$7,603
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$8,731	$657	$8,781	$48,634

As of June 30, 2020 there were lease re-measurements of $8.7 million.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average remaining lease term	6.39 years	5.63 years	6.39 years	5.63 years
Weighted-average discount rate	11.94%	14.43%	11.94%	14.43%

Maturities of lease liabilities by fiscal year for our operating leases as of June 30, 2020 are as follows:

Year ending December 31,
2020 (excluding the six months ended June 30, 2020)	$7,691
2021	14,045
2022	13,553
2023	11,926
2024	10,689
2025	9,116
Thereafter	17,196
Total lease payments	84,216
Less: imputed interest	(24,846)
Present value of lease liabilities	$59,370

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the six months ended June 30, 2020 and 2019.

The Company reviews goodwill for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.  The Company has concluded that, as of June 30, 2020, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at June 30, 2020 and 2019 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2020	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2020	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2019	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2019	$117,176	$(102,640)	$14,536

As of June 30, 2020 and 2019, the goodwill balance is related to the Transportation and Skilled Trades segment.

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
Credit agreement	$18,833	$34,833
Deferred Financing Fees	(712)	(805)
	18,121	34,028
Less current maturities	(2,000)	(2,000)
	$16,121	$32,028

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

Index
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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of June 30, 2020, the Company was in compliance with all debt covenants.

 As of June 30, 2020 and December 31, 2019, the Company had $18.8 million and $34.8 million, respectively, outstanding under the Credit Facility; offset by $0.7 million and $0.8 million of deferred finance fees, respectively.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan.  As of June 30, 2020 and December 31, 2019, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Scheduled maturities of long-term debt at June 30, 2020 are as follows:

Year ending December 31,
2020	$1,000
2021	2,000
2022	2,000
2023	2,000
2024	11,833
$18,833

Index
7.	STOCKHOLDERS’ EQUITY

Common Stock

Holders of our common stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our common stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015.  The Company has no current intentions to resume the payment of cash dividends to holders of common stock in the foreseeable future.

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

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in advance, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 as the first dividend payment date.  The Company, at its option, may pay dividends in cash or dividends will accrue and thereby increase the number of shares issuable upon conversion of the Series A Preferred Stock.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and it is not probable it will become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value.  As of June 30, 2020, undeclared cumulative dividends are approximately $0.8 million.

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

Index
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

Restricted Stock

The Company currently has three stock incentive plans:  a Long-Term Incentive Plan (the “LTIP”), a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”) and the Lincoln Educational Services Corporation 2020 Incentive Compensation Plan (the “2020 Plan”).

2020 Plan

On March 26, 2020, the Board adopted, subject to shareholder approval, the 2020 Plan to provide an incentive to certain directors, officers, employees and consultants of the Company and its Subsidiaries to increase their interest in the Company’s success by offering them an opportunity to obtain a proprietary interest in the Company through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the 2020 Plan.  The 2020 Plan is administered by the Compensation Committee of the Board, or such other qualified committee appointed by the Board, who will, among other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2020 Plan. Pursuant to the 2020 Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options and nonqualified stock options.  The Plan has a duration of 10 years.

Subject to adjustment as described in the 2020 Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2020 Plan is Two Million (2,000,000) Shares. As of June 30, 2020, 111,376 restricted shares have been issued to the Non-Employee Directors which vest on the first anniversary of the grant date.

LTIP

Under the LTIP, certain employees have received awards of restricted shares of common stock based on service and performance.  The number of shares granted to each employee is based on the amount of the award and the fair market value of a share of common stock on the date of grant. The 2020 Plan makes it clear that there will be no new grants under the LTIP effective as of the date of shareholder approval, June 16, 2020.  The 2020 Plan also states that the shares available under the 2020 Plan will be two million shares plus the number of shares remaining available under the LTIP.  As no shares remain available under the LTIP there can be no additional grants under the LTIP. Grants under the LTIP remain in effect according to their terms.  Therefore, those grants are subject to the particular award agreement relating thereto and to the LTIP to the extent that the prior plan provides rules relating to those grants.  The LTIP remains in effect only to that extent.

On February 20, 2020, performance-based restricted shares were granted to certain employees of the Company.  The shares vest 20%, 30% and 50% on the first, second and third anniversary dates, respectively, based upon the attainment of a financial target during each fiscal year ending December 31, 2020, 2021 and 2022, respectively.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.  As of June 30, 2020, the Company recorded expense of $0.2 million as the expectation of attainment of the target is expected.

Index
On February 28, 2019, restricted shares were granted to certain employees of the Company, which shares ratably vest over three years.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.

Non-Employee Directors Plan

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

For the six months ended June 30, 2020 and 2019, the Company completed a net share settlement for 58,451 and 5,518 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2019 and/or 2018, creating taxable income for the employees.  At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.2 million and less than $0.1 million for each of the three and six months ended June 30, 2020 and 2019, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2019	595,436	$3.15
Granted	1,302,638	2.65
Canceled	-	-
Vested	(278,987)	3.13

Nonvested restricted stock outstanding at June 30, 2020	1,619,087	2.75

The restricted stock expense for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.2 million, respectively.  The restricted stock expense for the six months ended June 30, 2020 and 2019 was $0.6 million and $0.2 million, respectively.  The unrecognized restricted stock expense as of June 30, 2020 and December 31, 2019 was $4.0 million and $1.2 million, respectively.  As of June 30, 2020, outstanding restricted shares under the LTIP had aggregate intrinsic value of $6.3 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	116,000	$10.56	1.83 years	$-

Granted/Canceled/Vested	-	-		-

Outstanding at June 30, 2020	116,000	10.56	1.33 years	-

Vested as of June 30, 2020	116,000	10.56	1.33 years	-

Exercisable as of June 30, 2020	116,000	10.56	1.33 years	-

As of June 30, 2020, there was no unrecognized pre-tax compensation expense.

The following table presents a summary of stock options outstanding:

	At June 30, 2020
	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Shares	Contractual Weighted Average Life (years)	Weighted Average Price	Shares	Weighted Average Exercise Price
$7.79	91,000	1.67	$7.79	91,000	$7.79
$20.62	25,000	0.10	20.62	25,999	20.62

	116,000	1.33	10.56	116,999	10.56

8.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2020 and 2019 was less than $0.1 million, or 6.0% of pretax income, and $0.1 million, or 4.9% of pretax loss, respectively. The provision for income taxes for the six months ended June 30, 2020 and 2019 was $0.1 million, or 11.5% of pretax loss, and $0.2 million, or 2.3% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of June 30, 2020.

See Note 12 – COVID-19 Pandemic and Cares Act to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion about the CARES Act for impact on taxes.

Index
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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2020.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of June 30, 2020 and 2019 and December 31, 2019, no campuses have been categorized in the Transitional segment.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
Transportation and Skilled Trades	$42,915	68.7%	$44,028	69.3%	$4,870	$2,484
Healthcare and Other Professions	19,555	31.3%	19,541	30.7%	2,731	1,839
Corporate	-		-		(6,441)	(6,416)
Total	$62,470	100.0%	$63,569	100.0%	$1,160	$(2,093)

	For the Six Months Ended June 30,
	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
Transportation and Skilled Trades	$91,971	69.4%	$88,354	69.7%	$9,708	$4,300
Healthcare and Other Professions	40,540	30.6%	38,479	30.3%	4,733	2,811
Corporate	-		-		(14,626)	(14,069)
Total	$132,511	100.0%	$126,833	100.0%	$(185)	$(6,958)

	Total Assets
	June 30, 2020	December 31, 2019
Transportation and Skilled Trades	$135,140	$121,611
Healthcare and Other Professions	29,184	27,945
Corporate	30,577	45,207
Total	$194,901	$194,763

Index
11.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	June 30, 2020
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$23,342	$23,342	$-	$-	$23,342
Restricted cash	2,626	2,626	-	-	2,626
Prepaid expenses and other current assets	3,748	-	3,748	-	3,748

Financial Liabilities:
Accrued expenses	$12,163	$-	$12,163	$-	$12,163
Other short term liabilities	93	-	93	-	93
Derivative qualifying cash flow hedge	1,017	-	1,017	-	1,017
Credit facility	18,121	-	14,943	-	14,943

	December 31, 2019
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$23,644	$23,644	$-	$-	$23,644
Restricted cash	15,000	15,000	-	-	15,000
Prepaid expenses and other current assets	4,190	-	4,190	-	4,190

Financial Liabilities:
Accrued expenses	$7,869	$-	$7,869	$-	$7,869
Other short term liabilities	199	-	199	-	199
Derivative qualifying cash flow hedge	174	-	174	-	174
Credit facility	34,028	-	34,028	-	34,028

As of June 30, 2020, we estimated the fair value of the Credit Facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments. As of December 31, 2019, we estimated that the carrying value of the Credit Facility approximates the fair value due to the fact that the Credit Facility was entered into in close proximity.

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

The following summarizes the fair value of the outstanding derivative:

	June 30, 2020		December 31, 2019
	Liability(1)		Liability(1)
	Notional	Fair Value	Notional	Fair Value
Derivative derived as a heding instrument:
Interest Rate Swap	$18.8	$1.0	$19.8	$0.1

(1)
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

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Three Months Ended	Six Months Ended
	June 30, 2020
	Interest expense
Interest Rate Swap	$0.1	$0.1

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	June 30, 2020
	Three Months Ended	Six Months Ended
Derivative qualifying as cash flow hedge
Interest rate swap loss	$0.1	$0.8

12.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March and such effects of the pandemic have continued.  The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from on-ground to online delivery.  The impact for the Company was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning.  As part of this transition, the Company has incurred additional expenses.  In addition, some students have been placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. Additionally, certain programs were extended due to restricted access to externship sites and classroom labs.  In accordance with phased re-opening as applied on a state-by-state basis, all of our schools have now re-opened and we expect the majority of the students who have been on leave of absence or have deferred their programs to finish their programs.  The Company expects to continue to be impacted by COVID-19 as the situation remains dynamic and evolving and subject to rapid and possibly material change. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

Index
On March 27, 2020, the CARES Act was signed into law, which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and business impacted by the spread of COVID-19.  The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.

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

The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools to be distributed in two equal installments.  The Company received $13.7 million in the first installment which was intended for emergency grants to students.  The Company has distributed $11.1 million to the students and expects to distribute the remainder over the next few months.  The $2.6 million remaining to be distributed is included in restricted cash on the Company's Condensed Consolidated Balance Sheets.  As of June 30, 2020, the Company had received $13.2 million of the $13.7 million from the second installment which is intended for institutional costs and additional emergency grants to students with the remaining $0.5 million received in August 2020.  The Company has reimbursed itself for $1.3 million of permitted expenses as of June 30, 2020 which was netted against the original expenses included in selling, general and administrative on the Condensed Consolidated Statement of Operations.  The DOE also has published guidance regarding permitted and prohibited use of these funds and requirements for reporting the use of these funds.  If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.

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

The Company is also permitted to delay payment of FICA payroll taxes until January 1, 2021. The Company will have to repay 50 percent of the deferred payments by December 31, 2021, and the remaining 50 percent by December 31, 2022. As of June 30, 2020, the Company had deferred payments of $1.5 million.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company,” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

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

Impact of COVID-19 on the Company

During the first quarter of 2020, COVID-19 began to spread worldwide and has caused significant disruptions to the U.S. and world economies.  In early March 2020, the Company began seeing the impact of the COVID-19 pandemic on our business. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, a national emergency was declared, which made federal funds available to respond to the crisis. All 50 states have reported cases of COVID-19 and the states have implemented various containment efforts, including lockdowns on non-essential businesses. Economists expect that the impact of COVID-19 on the U.S. economy will be significant during the remainder of 2020. The circumstances related to COVID-19 are unprecedented, dynamic and evolving and currently unpredictable.  As the economic impact of the COVID-19 pandemic becomes clearer as the year progresses, we could see significant changes to our operations.

Index
The impact of COVID-19 was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning.  As part of this transition, the Company has incurred additional expenses.  In addition, some students have been placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. Additionally, certain programs were extended due to restricted access to externship sites and classroom labs.  In response to COVID-19, we have also implemented initiatives to safeguard our students and our employees in this time of crisis. Due to phased re-opening on a state-by-state basis, our schools have been reopening since May 2020 and, currently, all of our schools have re-opened and we expect the majority of the students who were placed on leave or otherwise deferred their programs to finish their programs now.  As COVID-19 continues to affect many states and its course is unpredictable, the full impact on the Company’s consolidated financial statements remains uncertain.

The following discussion highlights how we are responding and the expected impacts of COVID-19 on our business.  Due to the evolving landscape relating to COVID-19 and the unpredictability of the circumstances, the information below should be read in conjunction with our COVID-19 Pandemic risk factor. See Part II, Item 1A. “Risk Factors — COVID-19 Pandemic” in this Quarterly Report on Form 10-Q for risks to our business arising as a consequence of COVID-19. See also Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 From 10-K”) for additional risk factors relating to our Company and the industry. In addition, see the forward-looking and cautionary statements discussion above. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in the 2019 Form 10-K and this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.

Transition to Distance Learning

In the first and second quarters, the Company quickly transitioned all of its programs from in-person, hands-on learning to online, remote learning.  The Company obtained approvals from the DOE, certain states and agencies to transition to distance learning.  The Company worked with its book vendors to obtain e-books for the students.  The Company has ensured that all students have either received laptops, tablets or already owned a device.  The Company has enhanced its education platform for online learning through a software program.  As schools have reopened, we are adhering to social distancing protocols which may differ from school-to-school depending on physical circumstances as well as other factors and we are limiting the number of students on campus at one time.  The schools continue to teach a portion of each program through distance learning and labs are generally taught in-person.

Employees

Our employees have been affected by COVID-19 in many ways, including disruptions due to unexpected school and day-care closings, family underemployment or unemployment, and learning how to work remotely and, in some cases, with new tools and technology to learn and to support that work. Our goal has been to support our people during the present uncertainty while remaining focused on meeting the needs of our students and business continuity. Early in the crisis, we provided employees with information about best practices to prevent the spread of COVID-19 and other viruses and illnesses. We recommended that non-student interfacing employees work from home and we reduced the density and provided physical space for us to implement social distancing protocols for the employees who were required to work in our offices. Later, we enabled substantially all of our workforce to work remotely. In addition, we have limited in-person meetings, non-employee visits to our locations, and non-essential business travel.

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

Community

We understand that the communities in which our employees live, work, and serve are also suffering distress as a result of COVID-19. Due to the growing needs of our neighbors, healthcare providers and many of the organizations in place to provide assistance are overburdened. In March 2020, several campuses in the Tri-State (NY, NJ & CT) area have donated medical supplies and personal protective equipment to major medical facilities throughout the region.

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

Index
In response to a growing infected population across the United States, as noted above, we executed plans for social-distancing in our facilities and implemented work-from-home contingencies. As the virus spread, we created remote-working capabilities for our employees. We also completed a series of additional steps to appropriately ensure compliance with our telecommuting policy. The policy is designed to create a secure at-home work environment that protects our students’ information and transactions while also providing the necessary technology capabilities to enable effective remote-working for our staff.

There has been a modest decline in productivity for certain departments as our personnel have been adjusting to this significant change in work environment. We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future and that productivity should improve as our people adjust to this significant change in work environment. The level and ability of our employees to continue working from home could change, however, as conditions surrounding COVID-19 evolve and infections increase, or if there are interruptions in the internet infrastructure where our employees live or if our internet service providers are otherwise adversely affected.

Return to In-Person Operations

Due to the phase-in of reopening which has been addressed on a state-by-state basis, we have been reopening our schools.  Currently, all of our schools have re-opened and we continue to follow the guidelines released by each state and city in which our schools are located.  The HCRT is continuing to closely monitor the guidelines released by each state and city in which our school are located for any change.  As part of reopening our schools, we purchased personal protective equipment, are limiting the number of students in classrooms, have separated students by at least 6 feet, have closed/limited all common areas, require everyone at the schools to wear a cloth face mask and maintain a daily log of anyone at the school and monitor body temperatures of those at the school through non-contact thermometers.  In a similar way, we are also rotating employees schedules to limit/control the number of employees in spaces.

Student Population and Financial Results

As of June 30, 2020, the Company had 696 students on leave of absence due to COVID-19.  The majority of these students were at the end of their programs and were on externship which they were not able to complete.  A smaller portion of these students on leave had chosen not to undertake their programs through distance learning.  The Company expects a majority of these students will return to school or an externship by the end of the year.

The Company has extended the length and graduation dates of four programs as there is only a small percentage of these four programs that can be taught through distance learning.

The Company has campuses where students live in dorms that are operated by either the Company itself, Collegiate Housing or other housing options.  The majority of the students had returned home and their dorm charges have been reversed.  In addition, at campuses where students have meal plans, the Company’s cafeterias have been closed and all charges for meal plans have been reversed.  For students that remain in dorms, the Company has given the students gift cards to assist in replacing their meal plans.  As the students are returning to campus the dorms have reopened and the schools have limited the number of students in dorms to adhere to social distancing.

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

As a result of the negative impact on employment from COVID-19, we are observing higher levels of financial hardship for our students, which we expect will lead to higher levels of forbearance, delinquency and defaults. We expect that, left unabated, this deterioration in forbearance, delinquency and default rates will persist until such time as the economy and employment return to relatively normal levels.

We expect that, as the economic impact of COVID-19 evolves, we will continue to evaluate the measures we have put in place to assist our students during this unprecedented challenge. We continue to adapt and evolve our collections practices to meet the needs of our students.

Index
Liquidity

As previously reported, over the course of 2019, we significantly increased our overall liquidity position. As a result of these efforts, we currently believe our liquidity position is stable and we expect to be able to fund our business operations for the remainder of 2020 and we believe that we have sufficient capital to withstand the potential downturn in our business. If circumstances surrounding COVID-19 continue to change in a significantly adverse way, however, it is possible our liquidity could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition.

Regulatory agencies have also provided regulatory capital relief to institutions as a result of the crisis as discussed below.

Regulatory

On March 27, 2020, the CARES Act was signed into law, which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and business impacted by the spread of COVID-19.  The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from on-ground to online delivery.  The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.

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

The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools to be distributed in two equal installments.  The Company received $13.7 million in the first installment which was intended for emergency grants to students.  The Company has distributed $11.1 million to the students and expects to distribute the remainder over the next few months.  The $2.6 million remaining to be distributed is included in restricted cash on the Company's Condensed Consolidated Balance Sheets.  As of June 30, 2020, the Company had received $13.2 million of the $13.7 million from the second installment which is intended for institutional costs and additional emergency grants to students with the remaining $0.5 million received in August 2020.  The Company has reimbursed itself for $1.3 million of permitted expenses as of June 30, 2020.  The DOE also has published guidance regarding permitted and prohibited use of these funds and requirements for reporting the use of these funds.  If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.

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

The Company is also permitted to delay payment of FICA payroll taxes until January 1, 2021. The Company will have to repay 50 percent of the deferred payments by December 31, 2021, and the remaining 50 percent by December 31, 2022. As of June 30, 2020, the Company had deferred payments of $1.5 million.

Other

Based on analysis of ASC 350 and ASC 360, during the three and six months ended June 30, 2020, we are currently not aware of any material impairments of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

Index
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations for the Three and Six Months Ended June 30, 2020

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.0%	46.8%	42.6%	47.1%
Selling, general and administrative	56.3%	56.5%	57.6%	58.4%
(Gain) loss on sale of assets	-0.2%	0.0%	-0.1%	0.0%
Total costs and expenses	98.1%	103.3%	100.1%	105.5%
Operating income (loss)	1.9%	-3.3%	-0.1%	-5.5%
Interest expense, net	-0.5%	-1.3%	-0.5%	-1.1%
Income (loss) from operations before income taxes	1.4%	-4.6%	-0.6%	-6.6%
Provision for income taxes	0.1%	0.2%	0.1%	0.2%
Net income (loss)	1.3%	-4.8%	-0.7%	-6.8%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Consolidated Results of Operations

Revenue.  Revenue was $62.5 million for the three months ended June 30, 2020, down 1.7% from $63.6 in the prior year comparable quarter despite the 11.0% increase in average student population.   The impact of COVID-19 has extended graduation dates for certain programs due to restricted access to externships sites and classroom labs.  These restrictions have deferred $0.9 million in revenue to the second half of the year.  In addition, non-tuition revenue was reduced $0.8 million due to credits issued to students for dorm and meal fees resulting from campus closures caused by COVID-19. The dorms are owned and operated by the Company. We received funds under the Cares Act which may be used to reimburse the Company for the student credits issued, but at this time we are awaiting further guidance from the DOE on the appropriate application of such funds.

Partially offsetting the increase in revenue was the impact of COVID-19, which has extended graduation dates for certain programs due to restricted access to externship sites and classroom labs.  These restrictions have deferred $0.9 million in revenue to the second half of the year.  In addition, non-tuition revenue was reduced $0.8 million due to credits issued to students for dorm and meal fees resulting from campus closures caused by COVID-19.  The dorms are owned and operated by the Company.  We received funds under the Cares Act which may be used to reimburse the Company for the student credits issued, but at this time we are awaiting further guidance from the DOE on the appropriate application of such funds.

Index
For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense decreased $3.5 million, or 11.8%, to $26.2 million for the three months ended June 30, 2020 from $29.8 million in the prior year comparable period.  Reduced costs were a result of several factors including facilities cost savings due to facility closure during the quarter as a result of actions taken to control transmission of COVID-19; renegotiation of lease terms at certain campuses reducing rent expense; and the reduction in instructional and books and tools expenses as a result of students completing their course remotely.

Educational services and facilities expense, as a percentage of revenue, decreased to 42.0% from 46.8% for the three months ended June 30, 2020 and 2019, respectively.

Selling, general and administrative expense.  Our selling, general and administrative expense decreased $0.7 million, or 2.1% to $35.2 million for the three months ended June 30, 2020 from $35.9 million in the prior year comparable period.  The decrease was primarily driven by cost reductions in sales, student services, and marketing investments, partially offset by an increase in bad debt expense and salaries and benefits expense.

Reductions in sales expense was the result of travel restrictions imposed by the COVID-19 pandemic, while lower student services expense was the result of suspended busing and transportation services for students.  Reduced marketing investments were due to the timing of marketing spend.

Bad debt expense increased mainly due to a higher reserve amount for doubtful accounts due to lower historical repayment rates coupled with higher accounts receivable.

Selling, general and administrative expenses, as a percentage of revenue, decreased to 56.3% for the three months ended June 30, 2020 from 56.5% in the prior year comparable period.

Net interest expense.   Net interest expense for the three months ended June 30, 2020 decreased by $0.5 million, or 60.5%, to $0.3 million from $0.8 million in the prior year comparable period.  The reduction in expense quarter over quarter is due to favorable terms from the refinance of our credit facility as well as a lower loan balance outstanding in the current year.

Income taxes.    Our provision for income taxes was essentially flat at approximately $0.1 million the three months ended June 30, 2020 and 2019. No federal or state income tax benefit was recognized for either period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimum state taxes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Consolidated Results of Operations

Revenue.  Revenue increased $5.7 million, or 4.5% to $132.5 million for the six months ended June 30, 2020 from $126.8 million in the prior year comparable period.  The increase was the result of an 8.8% increase in average student population in part driven by starting the year with approximately 760 more students than in the prior year comparable period.  As a result, our ending population as of June 30, 2020 grew 14.0% compared to prior year.  Excluding students on leave of absence as a result of COVID-19, ending population grew 7.5% or approximately 800 students. The majority of these students were near the end of their programs and are expected to resume their program during the third quarter as all of our schools are now open and more externship sites reopen.  We do not recognize revenue during a students’ leave of absence period, therefore, we anticipate earning revenue starting in the third quarter upon the students’ return.

Partially offsetting the increase in revenue was the impact of COVID-19, which has extended graduation dates for certain programs due to restricted access to externship sites and classroom labs.  These restrictions have deferred $0.9 million in revenue to the second half of the year.  In addition, non-tuition revenue was reduced $0.8 million due to credits issued to students for dorm and meal fees resulting from campus closures caused by COVID-19.  The dorms are owned and operated by the Company.  We received funds under the Cares Act which may be used to reimburse the Company for the student credits issued, but at this time we are awaiting further guidance from the DOE on the appropriate application of such funds.

Total student starts increased 5.3% for the six months ended June 30, 2020 as compared to the prior year comparable period.

Index
For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense decreased $3.2 million, or 5.4% to $56.5 million for the six months ended June 30, 2020 from $59.7 million in the prior year comparable period.  Reduced costs were a result of several factors including facilities cost savings due to facility closures during the first and second quarter as a result of actions taken to control transmission of COVID-19; renegotiation of lease terms at certain campuses reducing rent expense; and the reduction in instructional and books and tools expenses as a result of students completing their course remotely.

Educational services and facilities expense, as a percentage of revenue, decreased to 42.6% from 47.1% for the six months ended June 30, 2020 and 2019, respectively.

Selling, general and administrative expense.  Our selling general and administrative expense increased $2.2 million, or 3.0% to $76.3 million for the six months ended June 30, 2020 from $74.1 million in the prior year comparable period.  The additional costs were driven by several factors including additional bad debt expense and increased salaries and benefits expense, partially offset by cost savings in sales expense, student services expense and marketing investments.

Bad debt expense increased mainly due to a higher reserve amount for doubtful accounts due to lower historical repayment rates coupled with higher accounts receivable.

Reductions in sales expense was a result of travel restrictions imposed by the COVID-19 pandemic, while lower student services expense was a result of suspended busing and transportation services for students.  Reduced marketing investments were due to the timing of marketing spend.

Selling, general and administrative expenses, as a percentage of revenue, decreased slightly to 57.6% for the six months ended June 30, 2020 from 58.4% in the prior year comparable period.

Net interest expense.   Net interest expense for the six months ended June 30, 2020 decreased by $0.7 million, or 50.5%, to $0.7 million from $1.4 million in the prior year comparable period.  The reduction in expense year over year is due to favorable terms from the refinance of our credit facility as well as a lower loan balance outstanding in the current year.

Income taxes.    Our provision for income taxes was $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. No federal or state income tax benefit was recognized for either period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimal state tax expenses.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  As of June 30, 2020, no campuses have been categorized in the Transitional segment.

Index
We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table presents results for our two reportable segments (as no campuses have been categorized in the Transitional segment) for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	% Change
Revenue:
Transportation and Skilled Trades	$42,915	$44,028	-2.5%
HOPS	19,555	19,541	0.1%
Total	$62,470	$63,569	-1.7%

Operating Income (Loss):
Transportation and Skilled Trades	$4,870	$2,484	96.1%
Healthcare and Other Professions	2,731	1,839	48.5%
Corporate	(6,441)	(6,416)	-0.4%
Total	$1,160	$(2,093)	155.4%

Starts:
Transportation and Skilled Trades	2,302	2,028	13.5%
Healthcare and Other Professions	1,127	949	18.8%
Total	3,429	2,977	15.2%

Average Population:
Transportation and Skilled Trades	7,298	6,827	6.9%
Leave of Absense - COVID-19	(424)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	6,874	6,827	0.7%

Healthcare and Other Professions	4,254	3,578	18.9%
Leave of Absense - COVID-19	(393)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	3,861	3,578	7.9%

Total	11,552	10,405	11.0%
Total Excluding Leave of Absense - COVID-19	10,735	10,405	3.2%

End of Period Population:
Transportation and Skilled Trades	7,826	7,195	8.8%
Leave of Absense - COVID-19	(463)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	7,363	7,195	2.3%

Healthcare and Other Professions	4,456	3,582	24.4%
Leave of Absense - COVID-19	(233)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,223	3,582	17.9%

Total	12,282	10,777	14.0%
Total Excluding Leave of Absense - COVID-19	11,586	10,777	7.5%

Index
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Transportation and Skilled Trades

Operating income increased $2.4 million to $4.9 million for the three months ended June 30, 2020 from $2.5 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue was $42.9 million for the three months ended June 30, 2020, down 2.5% from $44.0 in the prior year comparable period million despite the 6.9% increase in average student population.  Student start growth increased 13.5% for the three months ended June 30, 2020 as compared to the prior year comparable period.  As a result, the Company’s ending population as of June 30, 2020 grew 8.8% compared to prior year.  After excluding students who are on leave of absence as a result of the impact of COVID-19, the ending population grew 2.3% or approximately 170 students.  Non-tuition revenue was reduced $0.8 million due to credits issued to students for Company owned dorms and meal fees resulting from campus closures caused by COVID-19.  In addition, as a result of the impact of COVID-19, graduation dates for certain programs have been extended due to restricted access to externships sites and classroom labs which resulted in $0.1 million in revenue being deferred to the second half of the year.

•
Educational services and facilities expense decreased $2.8 million, or 14.0% to $17.6 million for the three months ended June 30, 2020 from $20.4 million in the prior year comparable period.  Reduced costs were a result of several factors including facilities cost savings due to facility closure during the quarter as a result of actions taken to control transmission of COVID-19; renegotiation of lease terms at certain campuses reducing rent expense; and the reduction in instructional and books and tools expenses as a result of students completing their course remotely.

•
Selling, general and administrative expense decreased $0.5 million, or 2.5% to $20.6 million for the three months ended June 30, 2020 from $21.1 million in the prior year comparable period.  The cost savings were primarily attributed to reductions in sales expense, student services and marketing expense partially offset by an increase in bad debt expense, which are all discussed above in the consolidated results from operations.

Healthcare and Other Professions

Operating income increased $0.9 million to $2.7 million for the three months ended June 30, 2020 from $1.8 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue remained essentially flat at $19.5 million for the three months ended June 30, 2020 and 2019, despite the 18.9% increases in average student population.  Student start growth increased 18.8% for the three months ended June 30, 2020 as compared to the prior year comparable period.  As a result, the Company’s ending population as of June 30, 2020 grew 24.4% compared to prior year.  After excluding students who are on leave of absence as a result of the impact of COVID-19, ending population grew 17.9% or approximately 640 students. Partially offsetting student start growth was the extension of graduation dates for certain programs which have been extended due to restricted access to externships sites and classroom labs due to COVID-19.  These restrictions have resulted in $0.8 million in revenue being deferred to the second half of the year.

•
Educational services and facilities expense decreased $0.6 million, or 6.8% to $8.7 million for the three months ended June 30, 2020 from $9.3 million in the prior year comparable period. Reduced costs were a result of several factors including facilities cost savings due to facility closure during the quarter as a result of actions taken to control transmission of COVID-19; renegotiation of lease terms at certain campuses reducing rent expense; and the reduction in instructional and books and tools expenses as a result of students completing their course remotely.

•
Selling general and administrative expense decreased $0.3 million, or 2.9% to $8.1 million for the three months ended June 30, 2020 from $8.4 million in the prior year comparable period.  The cost savings were primarily attributed to reductions in sales expense, student services and marketing expense partially offset by an increase in bad debt expense, which are all discussed above in the consolidated results from operations.

Transitional
No campuses have been classified in the Transitional segment for the three months ending June 30, 2020 and 2019, respectively.

Index
Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses remained essentially flat at $6.4 million for the three months ended June 30, 2020 and 2019, respectively.

The following table present results for our two reportable segments for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	% Change
Revenue:
Transportation and Skilled Trades	$91,971	$88,354	4.1%
HOPS	40,540	38,479	5.4%
Total	$132,511	$126,833	4.5%

Operating Income (Loss):
Transportation and Skilled Trades	$9,708	$4,300	125.8%
Healthcare and Other Professions	4,733	2,811	68.4%
Corporate	(14,626)	(14,069)	-4.0%
Total	$(185)	$(6,958)	97.3%

Starts:
Transportation and Skilled Trades	4,022	3,849	4.5%
Healthcare and Other Professions	2,123	1,987	6.8%
Total	6,145	5,836	5.3%

Average Population:
Transportation and Skilled Trades	7,302	6,935	5.3%
Leave of Absense - COVID-19	(223)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	7,079	6,935	2.1%

Healthcare and Other Professions	4,120	3,561	15.7%
Leave of Absense - COVID-19	(213)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	3,907	3,561	9.7%

Total	11,422	10,496	8.8%
Total Excluding Leave of Absense - COVID-19	10,986	10,496	4.7%

End of Period Population:
Transportation and Skilled Trades	7,826	7,195	8.8%
Leave of Absense - COVID-19	(463)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	7,363	7,195	2.3%

Healthcare and Other Professions	4,456	3,582	24.4%
Leave of Absense - COVID-19	(233)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,223	3,582	17.9%

Total	12,282	10,777	14.0%
Total Excluding Leave of Absense - COVID-19	11,586	10,777	7.5%

Index
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Transportation and Skilled Trades

Operating income increased $5.4 million to $9.7 million for the six months ended June 30, 2020 from $4.3 million in the prior year comparable period.  The increase year over year was mainly driven by the following factors:

•
Revenue increased $3.6 million, or 4.1% to $92.0 million for the six months ended June 30, 2020 from $88.4 million in the prior year comparable period.  The increase was the result of a 2.1% increase in average population excluding the students on leave of absence due to COVID-19 driven by starting the year with approximately 360 more students than in the prior year comparable period.  As a result, our ending population grew 8.8% compared to prior year.  Excluding students on leave of absence as a result of COVID-19, ending population grew 2.3% or approximately 170 students.  The majority of these students were near the end of their programs and are expected to resume their program during the third quarter as all of our schools are now open and more externship sites reopen.  We do not recognize revenue during a students’ leave of absence period, therefore, we anticipate earning revenue starting in the third quarter upon the students’ return. Partially offsetting the increase in revenue was the impact of COVID-19, which has extended graduation dates for certain programs due to restricted access to externship sites and classroom labs.  These restrictions have deferred $0.1 million in revenue to the second half of the year.  In addition, non-tuition revenue was reduced $0.8 million due to credits issues to students for dorm and meal fees resulting from campus closures caused by COVID-19.  The dorms are owned and operated by the Company.  We received funds under the Cares Act which may be used to reimburse the Company for the student credits issued, but at this time we are awaiting further guidance from the DOE on the appropriate application of such funds.

•
Educational services and facilities expense decreased $2.9 million, or 7.1% to $38.1 million for the six months ended June 30, 2020 from $41.0 million in the prior year comparable period. Reduced costs were a result of several factors including facilities cost savings due to facility closures during the first and second quarter as a result of actions taken to control transmission of COVID-19; renegotiation of lease terms at certain campuses reducing rent expense; and the reduction in instructional and books and tools expenses as a result of students completing their course remotely.

•
Selling general and administrative expenses increased $1.2 million, or 2.8% to $44.2 million for the six months ended June 30, 2020 from $43.0 million in the prior year comparable period.  The increase was primarily the result of an increase in bad debt expense, partially offset by cost savings realized in sales expense and student services expense discussed above in the consolidated results of operations.

Healthcare and Other Professions

Operating income increased $1.9 million to $4.7 million for the six months ended June 30, 2020 from $2.8 million in the prior year comparable period.  The increase was mainly driven by the following factors:

•
Revenue increased $2.0 million, or 5.4% to $40.5 million for the six months ended June 30, 2020 from $38.5 million in the prior year comparable period.  The increase was the result of a 9.7% increase in average population excluding the students on leave of absence due to COVID-19 driven by starting the year with approximately 400 more students than in the prior year comparable period.  As a result, our ending population as of June 30, 2020 grew 24.4% compared to prior year.  Excluding students on leave of absence as a result of COVID-19, ending population grew 17.9% or approximately 640 students. The majority of these students were near the end of their programs and are expected to resume their program during the third quarter as all of our schools are now open and more externship sites reopen.  We do not recognize revenue during a students’ leave of absence period, therefore, we anticipate earning revenue starting in the third quarter upon the students’ return. Partially offsetting the increase in revenue was the impact of COVID-19 that resulted in a decrease of $0.8 million of revenue which is being deferred to the second half of the year.  The deferral resulted from certain programs that were extended due to restricted access to externship sites and classroom labs.

•
Educational services and facilities expense decreased $0.3 million, or 1.8% to $18.4 million for the six months ended June 30, 2020 from $18.7 million in the prior year comparable period.  Reduced costs were a result of facilities cost savings due to facility closures during the first and second quarter as a result of actions taken to control transmission of COVID-19 and renegotiation of lease terms at certain campuses reducing rent expense.  Partially offsetting the savings were increases in instructional expense as a result of starting the year with approximately 400 more students than prior year in correlation with an increased average student population that was up 12.5% in the first quarter of 2020 compared to the prior year comparable period.  The additional costs incurred in the first quarter of 2020 were partially offset by savings realized in the second quarter of 2020.

Index
•
Selling, general and administrative expense increased $0.5 million, or 2.8% to $17.5 million for the six months ended June 30, 2020 from $17.0 million in the prior year comparable period.  The increase was primarily the result of an increase in bad debt expense, partially offset by cost savings realized in marketing expense, both of which are discussed above in the consolidated results of operations.

Transitional
No campuses have been classified in the Transitional segment for the six months ending June 30, 2020 and 2019, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $14.6 million and $14.1 million for the six months ended June 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$6,468	$(10,782)
Net cash used in investing activities	(2,975)	(1,212)
Net cash used in financing activities	(16,169)	(22,966)

As of June 30, 2020, the Company had a net cash balance of $7.8 million compared to $4.6 million at December 31, 2019.  The net debt/cash balance is calculated as our cash and cash equivalents and restricted cash less both short and long-term portion of the credit agreement.  Included in cash and cash equivalents and restricted cash as of June 30, 2020 is $14.5 million received from the Cares Act.  Excluding cash received under the Cares Act of $14.5 million, as of June 30, 2020, the Company had a net debt balance of $6.6 million. The decrease in cash position can mainly be attributed to the repayments of $16.0 million in borrowings under our credit facility and seasonality of our business.

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

Index
Operating Activities

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2020 compared to net cash used in operating activities of $10.8 million in the prior year comparable period.  Included in the June 30, 2020 net cash balance is $14.5 million in federal funds received under the Cares Act intended for reimbursement to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.) and as permitted to use the funds to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.  Excluding the federal funds received, we would have a net cash used in operating activities balance of $8.0 million.  The decrease in net cash used in operating activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily due to operating losses and changes in working capital such as accounts receivable, accounts payable, accrued expenses and unearned tuition year over year.

Investing Activities

Net cash used in investing activities increased $1.8 million to $3.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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

Financing Activities

Net cash used in financing activities was $16.2 million for the six months ended June 30, 2020 compared to $23.0 million in the prior year comparable period.  The decrease of $6.8 million was primarily due to decreased net payments on borrowings of $16.0 million for the six months ended June 30, 2020 as compared to $22.9 million in the prior year comparable period.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured credit facility of $11.0 million; and (b) $27.0 million in total repayments made by the Company.  See Part II, Item 1A. “Risk Factors — COVID-19 Pandemic” in this Quarterly Report on Form 10-Q for risks associated with COVID-19.

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

Index
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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type.  As of June 30, 2020 the Company was in compliance with all debt covenants. As of June 30, 2020 and December 31, 2019, the Company had $18.8 million and $34.8 million, respectively, outstanding under the Credit Facility; offset by $0.7 million and $0.8 million of deferred finance fees, respectively.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan.  As of June 30, 2020 and December 31, 2019, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

The following table sets forth our long-term debt (in thousands):

	June 30, 2020	December 31, 2019
Credit agreement	$18,833	$34,833
Deferred Financing Fees	(712)	(805)
	18,121	34,028
Less current maturities	(2,000)	(2,000)
	$16,121	$32,028

As of June 30, 2020, we had outstanding loan commitments to our students of $71.6 million, as compared to $75.5 million at December 31, 2019.

Index
Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of June 30., 2020, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2031 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of June 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility*	$18,833	$2,000	$4,000	$12,833	$-
Operating leases	85,965	14,978	27,277	21,599	22,111
Interest on term loan**	3,528	974	1,621	933	-
Total contractual cash obligations	$108,326	$17,952	$32,898	$35,365	$22,111

* Excludes deferred finance fees of $0.7 million.
** Includes fixed rate interest payment resulting from the cash flow hedge.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020, except for surety bonds.  As of June 30, 2020, we posted surety bonds in the total amount of approximately $11.8 million.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third quarter and higher student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit our high school students several months ahead of their scheduled start dates and, thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments and the related impact on revenue. Our expenses, however, typically do not vary significantly over the course of the year with changes in our student population and revenue. This year, due to COVID-19, it has not been a typical year and expenses have varied more significantly. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to meet our second half of the year targets and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

Regulations Update – Negotiated Rulemaking

On April 2, 2020, the DOE published proposed regulations related primarily to distance education and to topics addressed during negotiated rulemaking committee meetings that took place in early 2019.  See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Regulatory Environment – Negotiated Rulemaking.”  The proposed regulations address topics including, among other things, correspondence courses, direct assessment programs, foreign institutions, written arrangements with ineligible institutions or organizations to provide a portion of an educational program, requirements for prompt action by the DOE on certain Title IV eligibility applications, requirements related to the length of educational programs and entry level requirements for the occupation, the clock to credit hour conversion formula, the requirements for returning unearned Title IV Program funds received for students who withdraw before completing their educational programs, and the requirements for measuring a student’s satisfactory academic progress.  The proposed regulations are subject to change by the DOE in response to public comments that were received through May 4, 2020.  If the DOE publishes regulations by November 1, 2020, the regulations typically would take effect by July 1, 2021 although we cannot predict the ultimate publication date or effective date of any final regulations the DOE might publish.  We are in the process of analyzing the proposed regulations and their potential impact on us and our institutions.

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

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows. Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2020.

Item 1 A.	RISK FACTORS

Our business activities involve a variety of risks. In addition to the risk factor below, readers should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 which was filed with the SEC on May 15, 2020.

The pandemic caused by COVID-19 could have a materially adverse impact on our business, results of operations, financial condition and/or cash flows. The extent of the impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and largely beyond our control, including, among others, the scope and duration of the pandemic; the number of our employees, students, and vendors adversely affected by the pandemic; the broader public health and economic dislocations resulting from the pandemic; any legislative or regulatory changes or other actions taken by governmental authorities to limit the public health, financial and economic impacts of the COVID-19 pandemic; any reputational damage related to the perception of our or our industry’s response to the COVID-19 pandemic; and the impact of the pandemic on local and U.S. economies.

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

As described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 on the Company” in this Quarterly Report on Form 10-Q, as of June 30, 2020, the Company had 696 students on leave of absence due to COVID-19.  The majority of these students were at the end of their programs and were on externship which they were not able to complete.  A smaller portion of these students chose not to undertake their programs through distance learning.  The Company expects a majority of these students will be back at school or an externship by the end of the year.

Index
The Company has extended the length and graduation dates of four programs as there is only a small percentage of these four programs that can be taught through distance learning.

The Company has campuses where students live in dorms that are operated by either the Company itself, Collegiate Housing or other housing options.  The majority of the students had returned home and their dorm charges have been reversed.  In addition, at campuses where students have meal plans, the Company’s cafeterias have been closed and all charges for meal plans have been reversed.  For students that remain in dorms, the Company has given the students gift cards to assist in replacing their meal plans.  As the students are returning to campus the dorms have reopened and the school has limited the number of students in dorms to adhere to social distancing.

In addition, our employees moved to a work-from-home environment. We have never had to run our operations entirely remotely for an extended period of time, and it is possible we will encounter significant challenges to running our business. Unanticipated issues arising from handling personal, confidential and other information from a less efficient work-from-home environment could adversely impact our operations and lead to greater risk for us.

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

3.1
Amended and Restated Bylaws of Lincoln Educational Services Corporation (as amended through April 24, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2020).

10.1
Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (as amended) (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 13, 2020	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Index
Exhibit Index

3.1
Amended and Restated Bylaws of Lincoln Educational Services Corporation (as amended through April 24, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2020).

10.1
Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (as amended) (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.