Form 10-Q
period 2020-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2020-11-12
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2020, there were 26,476,329 shares of the registrant’s common stock outstanding

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

 Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,520	$23,644
Restricted cash	1,073	-
Accounts receivable, less allowance of $24,502 and $18,107 at September 30, 2020 and December 31, 2019, respectively	33,553	20,652
Inventories	2,866	1,608
Prepaid income taxes and income taxes receivable	111	383
Prepaid expenses and other current assets	2,721	4,190
Total current assets	66,844	50,477

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $174,966 and $172,408 at September 30, 2020 and December 31, 2019, respectively	49,199	49,345

OTHER ASSETS:
Noncurrent restricted cash	-	15,000
Noncurrent receivables, less allowance of $3,420 and $2,260 at September 30, 2020 and December 31, 2019, respectively	16,690	15,337
Operating lease right-of-use assets	57,579	49,065
Goodwill	14,536	14,536
Other assets, net	968	1,003
Total other assets	89,773	94,941
TOTAL ASSETS	$205,816	$194,763

See notes to unaudited condensed consolidated financial statements.

 Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	September 30, 2020	December 31, 2019
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$2,000	$2,000
Unearned tuition	19,354	23,411
Accounts payable	17,580	14,584
Accrued expenses	12,532	7,869
CARES Act student funds liability	1,073	-
CARES Act institutional funds liability	10,387	-
Current portion of operating lease liabilities	8,323	9,142
Other short-term liabilities	29	199
Total current liabilities	71,278	57,205

NONCURRENT LIABILITIES:
Long-term credit agreement and term loan	15,667	32,028
Pension plan liabilities	3,767	4,015
Deferred income taxes, net	153	153
Long-term portion of operating lease liabilities	55,239	46,018
Other long-term liabilities	2,435	214
Total liabilities	148,539	139,633

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at September 30, 2020 and December 31, 2019	11,982	11,982

STOCKHOLDERS' EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding: 32,386,870 shares at September 30, 2020 and 31,142,251 shares at December 31, 2019	141,377	141,377
Additional paid-in capital	30,113	30,145
Treasury stock at cost - 5,910,541 shares at September 30, 2020 and December 31, 2019	(82,860)	(82,860)
Accumulated deficit	(39,513)	(42,058)
Accumulated other comprehensive loss	(3,822)	(3,456)
Total stockholders' equity	45,295	43,148
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND EQUITY	$205,816	$194,763

See notes to unaudited condensed consolidated financial statements.

 Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUE	$78,792	$72,594	$211,303	$199,427
COSTS AND EXPENSES:
Educational services and facilities	34,251	33,211	90,733	92,940
Selling, general and administrative	40,700	37,451	117,011	111,512
Loss (gain) on disposition of assets	1	(211)	(96)	(211)
Total costs & expenses	74,952	70,451	207,648	204,241
OPERATING INCOME (LOSS)	3,840	2,143	3,655	(4,814)
OTHER:
Interest income	-	1	-	7
Interest expense	(278)	(754)	(960)	(2,141)
INCOME (LOSS) BEFORE INCOME TAXES	3,562	1,390	2,695	(6,948)
PROVISION FOR INCOME TAXES	50	50	150	244
NET INCOME (LOSS)	$3,512	$1,340	$2,545	$(7,192)
PREFERRED STOCK DIVIDENDS	1,074	-	1,074	-
INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,438	$1,340	$1,471	$(7,192)
Basic
Net income (loss) per common share	$0.08	$0.05	$0.05	$(0.29)
Diluted
Net income (loss) per common share	$0.08	$0.05	$0.05	$(0.29)
Weighted average number of common shares outstanding:
Basic	24,822	24,563	24,721	24,551
Diluted	24,822	24,608	24,721	24,551

See notes to unaudited condensed consolidated financial statements.

 Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$3,512	$1,340	$2,545	$(7,192)
Other comprehensive income (loss)
Derivative qualifying as a cash flow hedge, net of taxes (nil)	57	-	(786)	-
Employee pension plan adjustments, net of taxes (nil)	140	154	420	462
Comprehensive income (loss)	$3,709	$1,494	$2,179	$(6,730)

See notes to unaudited condensed consolidated financial statements.

 Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss	Total	Shares	Amount
BALANCE - January 1, 2020	31,142,251	$141,377	$30,145	$(82,860)	$(42,058)	$(3,456)	$43,148	12,700	$11,982
Net loss	-	-	-	-	(1,750)	-	(1,750)	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(748)	(748)	-	-
Stock-based compensation expense
Restricted stock	1,191,262	-	291	-	-	-	291	-	-
Net share settlement for equity-based compensation	(58,451)	-	(172)	-	-	-	(172)	-	-
BALANCE - March 31, 2020	32,275,062	141,377	30,264	(82,860)	(43,808)	(4,064)	40,909	12,700	11,982
Net income	-	-	-	-	783	-	783	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(95)	(95)	-	-
Stock-based compensation expense
Restricted stock	111,376	-	325	-	-	-	325	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - June 30, 2020	32,386,438	$141,377	$30,589	$(82,860)	$(43,025)	$(4,019)	$42,062	12,700	$11,982
Net income	-	-	-	-	3,512	-	3,512	-	-
Preferred stock dividends	-	-	(1,074)	-	-	-	(1,074)	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	57	57	-	-
Stock-based compensation expense
Restricted stock	17,096	-	670	-	-	-	670	-	-
Net share settlement for equity-based compensation	(16,664)	-	(72)	-	-	-	(72)	-	-
BALANCE - September 30, 2020	32,386,870	$141,377	$30,113	$(82,860)	$(39,513)	$(3,822)	$45,295	12,700	$11,982

	Stockholders' Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss	Total	Shares	Amount
BALANCE - January 1, 2019	30,552,333	$141,377	$29,484	$(82,860)	$(44,073)	$(4,062)	$39,866	-	$-
Net loss	-	-	-	-	(5,467)	-	(5,467)	-	-
Employee pension plan adjustments	-	-	-	-	-	154	154	-	-
Stock-based compensation expense
Restricted stock	478,853	-	52	-	-	-	52	-	-
Net share settlement for equity-based compensation	(5,518)	-	(18)	-	-	-	(18)	-	-
BALANCE - March 31, 2019	31,025,668	141,377	29,518	(82,860)	(49,540)	(3,908)	34,587	-	-
Net loss	-	-	-	-	(3,064)	-	(3,064)	-	-
Employee pension plan adjustments	-	-	-	-	-	154	154	-	-
Stock-based compensation expense
Restricted stock	116,583	-	191	-	-	-	191	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - June 30, 2019	31,142,251	141,377	29,709	(82,860)	(52,604)	(3,754)	31,868	-	-
Net income	-	-	-	-	1,340	-	1,340	-	-
Employee pension plan adjustments	-	-	-	-	-	154	154	-	-
Stock-based compensation expense
Restricted stock	-	-	218	-	-	-	218	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - September 30, 2019	31,142,251	$141,377	$29,927	$(82,860)	$(51,264)	$(3,600)	$33,580	-	$-

See notes to unaudited condensed consolidated financial statements.

 Index
LINCOLN EDUATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,545	$(7,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,546	5,972
Amortization of deferred finance charges	136	354
Deferred income taxes	-	424
Gain on disposition of assets	(96)	(211)
Fixed asset donations	(334)	(893)
Provision for doubtful accounts	21,692	15,157
Stock-based compensation expense	1,286	460
(Increase) decrease in assets:
Accounts receivable	(35,946)	(21,034)
Inventories	(1,258)	(448)
Prepaid income taxes and income taxes receivable	272	(180)
Prepaid expenses and current assets	1,296	554
Other assets, net	(77)	(1,003)
Increase (decrease) in liabilities:
Accounts payable	1,656	4,197
Accrued expenses	4,663	(33)
CARES Act student funds liability	1,073	-
CARES Act institutional funds liability	10,387	-
Unearned tuition	(4,057)	356
Deferred income taxes	-	93
Other liabilities	1,438	(1,466)
Total adjustments	7,677	2,299
Net cash provided by (used in) operating activities	10,222	(4,893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,554)	(3,272)
Proceeds from insurance	97	211
Net cash used in investing activities	(3,457)	(3,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(27,501)	(27,167)
Proceeds from borrowings	11,000	5,045
Dividends paid on shares of Series A preferred stock	(1,074)	-
Credit (payment) of deferred finance fees	3	(98)
Net share settlement for equity-based compensation	(244)	(18)
Net cash used in financing activities	(17,816)	(22,238)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,051)	(30,192)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	38,644	45,946
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$27,593	$15,754

See notes to unaudited condensed consolidated financial statements.

 Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2020	2019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$845	$1,638
Income taxes	$121	$113
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,847	$1,679

See notes to unaudited condensed consolidated financial statements.

 Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE” or the “Department”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

The Company’s business is organized into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to our campus operations which have been closed.

COVID-19 Pandemic— During the first quarter of 2020, the coronavirus disease (“COVID-19”) began to spread worldwide and has caused significant disruptions to the U.S. and world economies.  In early March 2020, the Company began seeing the impact of the COVID-19 pandemic on our business. The impact was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning.  As part of this transition, the Company has incurred additional expenses.  In addition, some students were placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. Additionally, certain programs were extended due to restricted access to externship sites and classroom labs.  Due to state and local provisions, our schools reopened on a phased basis from May through August 2020.  Currently, all of our schools have re-opened and the majority of the students who were placed on leave or otherwise deferred their programs are actively working to finish their programs over the next few months.  As COVID-19 continues to affect many states and its course is unpredictable, the full impact on the Company’s consolidated financial statements remains uncertain.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and businesses impacted by the spread of COVID-19. The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.  The Company has and will continue to evaluate the impact of the CARES Act on the Company’s results of operations and cash flows.  See Note 12 – COVID-19 Pandemic and CARES Act included elsewhere in this Quarterly Report on Form 10-Q for additional discussion about the CARES Act.

Liquidity—  As of September 30, 2020, the Company had cash, cash equivalents and restricted cash of $27.6 million, which includes cash received under the CARES Act of $11.5 million.  As of September 30, 2020, the Company had a net cash balance of $9.9 million calculated as cash, cash equivalents and restricted cash, less both the short-term and long-term portion of the Company’s Credit Facility (defined below). Excluding cash deposits from the CARES Act of $11.5 million, the Company had a net debt balance of $1.5 million.  As of September 30, 2020, the Company also can borrow an additional $21.0 million under its Credit Facility.  As of December 31, 2019, the Company had a net cash balance of $4.6 million.  The Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future. However, the circumstances relating to COVID-19 and its evolution are unpredictable and, if circumstances surrounding COVID-19 should evolve in a significantly adverse manner it is possible our liquidity could be materially and adversely affected.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2019 consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2020.

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

New Accounting Pronouncements – In August 2020, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removes separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and hence most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. ASU No. 2020-06 is effective for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For convertible instruments that include a down-round feature, entities may early adopt the amendments that apply to the down-round features if they have not yet adopted the amendments in ASU 2017-11. The Company is currently assessing the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, “Income Taxes”. ASU 2019-12 also clarifies and amends GAAP for other areas of Topic 740. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently assessing the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU  2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.

 In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 adds a SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updates the SEC section of the Codification for the change in the effective date of Topic 842. Early adoption is permitted. We are currently assessing the impact that these ASUs will have on our condensed consolidated financial statements and related disclosures.

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

During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

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

2.	NET INCOME (LOSS) PER COMMON SHARE

The Company presents basic and diluted income (loss) per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income (loss) per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic income (loss) per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on preferred stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income (loss) per common share has been computed by dividing net income (loss) allocated to common shareholders by the weighted-average number of common shares outstanding.

 Index
The basic and diluted net loss amounts are the same for the nine months ended September 30, 2019 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities.  For the three and nine months ended September 30, 2019 income (loss) per common share was calculated using the treasury stock method. Dilutive potential common shares include outstanding stock options, unvested restricted stock and Series A Preferred Stock. The Company uses the more dilutive method of calculating the diluted income per share by applying the more dilutive of either (a) the treasury stock method, if-converted method, or (b) the two-class method in its diluted income (loss) per common share calculation. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of restricted stock. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$3,512	$1,340	$2,545	$(7,192)
Less: preferred stock dividend	(1,074)	-	(1,074)	-
Less: allocation to preferred stockholders	(433)	-	(259)	-
Less: allocation to restricted stockholders	(120)	-	(65)	-
Net income (loss) allocated to common stockholders	$1,885	$1,340	$1,147	$(7,192)

Basic income (loss) per share:
Denominator:
Weighted average common shares outstanding	24,821,665	24,563,038	24,720,817	24,550,999
Basic income (loss) per share	$0.08	$0.05	$0.05	$(0.29)

Diluted income (loss) per share:
Denominator:
Weighted average number of:
Common shares outstanding	24,821,665	24,563,038	24,720,817	24,550,999
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-	-	-
Unvested restricted stock	-	44,466	-	-
Stock options	-	-	-	-
Dilutive shares outstanding	24,821,665	24,607,504	24,720,817	24,550,999
Diluted income (loss) per share	$0.08	$0.05	$0.05	$(0.29)

 Index
The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Series A Preferred Stock	-	-	-	-
Unvested restricted stock	767,056	-	566,370	93,654
	767,056	-	566,370	93,654

3.	REVENUE RECOGNITION

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

Unearned tuition in the amount of $19.4 million and $23.4 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The change in this contract liability balance during the nine-month period ended September 30, 2020 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine-month period ended September 30, 2020 that was included in the contract liability balance at the beginning of the year was $23.4 million.

The following table depicts the timing of revenue recognition:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,520	$1,466	$6,986	$10,056	$3,479	$13,535
Services transferred over time	51,308	20,498	71,806	138,743	59,025	197,768
Total revenues	$56,828	$21,964	$78,792	$148,799	$62,504	$211,303

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$4,792	$1,308	$6,100	$9,360	$3,541	$12,901
Services transferred over time	47,860	18,634	66,494	131,646	54,880	186,526
Total revenues	$52,652	$19,942	$72,594	$141,006	$58,421	$199,427

 Index
4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 11 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

Our operating lease cost for the three months ended September 30, 2020 and 2019, was $3.9 and $3.6 million, respectively.  Our operating lease cost for the nine months ended September 30, 2020 and 2019, was $11.4 and $10.9 million, respectively.  Our variable lease cost for the three and nine months ended September 30, 2020 was zero and $0.6 million, respectively.  The net change in the ROU asset and lease liability are included in other assets in the condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019.

During the three and nine months ended September 30, 2020, the Company has withheld portions of and/or delayed payments to certain of its landlords as the Company sought to renegotiate payment terms, in order to further maintain liquidity given the temporary closures of its facilities. In some instances, the negotiations with landlords have already led to agreements with landlords for rent abatements or rental deferrals, while, in other cases, negotiations are ongoing. Total payments withheld or deferred as of September 30, 2020 were approximately $0.6 million and are included in current liabilities.

In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for agreed concessions by landlords that do not result in a substantial increase in the rights of the landlord or the obligations of the Company, as lessee, as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected not to re-measure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.6 million, respectively, of negative lease expense related to rent abatement concessions.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,894	$3,674	$11,537	$11,277
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$6,311	$2,811	$15,092	$51,445

As of September 30, 2020, there were lease re-measurements of $15.0 million.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	September 30,
	2020	2019
Weighted-average remaining lease term	6.29 years	5.75 years
Weighted-average discount rate	11.38%	14.34%

 Index
Maturities of lease liabilities by fiscal year for our operating leases as of September 30, 2020 are as follows:

Year ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$3,860
2021	14,791
2022	14,838
2023	13,526
2024	12,305
2025	10,748
Thereafter	18,381
Total lease payments	88,449
Less: imputed interest	(24,887)
Present value of lease liabilities	$63,562

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the nine months ended September 30, 2020 and 2019, respectively.

The Company reviews goodwill for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.  The Company has concluded that, as of September 30, 2020, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at September 30, 2020 and 2019 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2020	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2020	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2019	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2019	$117,176	$(102,640)	$14,536

As of September 30, 2020 and 2019, the goodwill balance is related to the Transportation and Skilled Trades segment.

 Index
6.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
Credit agreement	$18,333	$34,833
Deferred Financing Fees	(666)	(805)
	17,667	34,028
Less current maturities	(2,000)	(2,000)
	$15,667	$32,028

Credit Facility with Sterling National Bank

On November 14, 2019, the Company entered into a new senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60 million (the “Credit Facility”).

The Credit Facility is comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on 120-month amortization with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).  The Credit Agreement gives the Company the right to permanently terminate, in its entirety, the Revolving Loan or the Line of Credit Loan or permanently reduce the amount available for borrowing under the Revolving Loan or the Line of Credit Loan.  In April 2020, the Company terminated the Line of Credit Loan.

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

At the closing of the Credit Facility, the Lender advanced the Term Loan to the Company, the net proceeds of which were $19.7 million after deduction of the Lender’s origination fee in the amount of $0.3 million and other Lender fees and reimbursements to the Lender that are customary for facilities of this type.  The Company used the net proceeds of the Term Loan, together with cash on hand, to repay the existing credit facility and transaction expenses.

Pursuant to the terms of the Credit Agreement, letters of credit issued under the Revolving Loan reduce dollar for dollar the availability of borrowings under the Revolving Loan.  Borrowings under the Line of Credit Loan are to be secured by cash collateral.

Under the Credit Agreement, borrowing under the Delayed Draw Term Loan was available through May 31, 2021 but an amendment to the Credit Agreement entered into on November 10, 2020 extended the period through May 31. 2022.

Accrued interest on each loan under the Credit Facility will be payable monthly in arrears.  The Term Loan and the Delayed Draw Term Loan bear interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50%.  At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the principal balance of the Term Loan, which matures on the same date as the Term Loan.  At the end of the borrowing availability period for the Delayed Draw Term Loan, the Company is required to enter into a swap transaction with the Lender for 100% of the principal balance of the Delayed Draw Term Loan, which will mature on the same date as the Delayed Draw Term Loan, pursuant to a swap agreement between the Company and the Lender or the Lender’s affiliate.  The Term Loan and Delayed Draw Term Loan are subject to a LIBOR interest rate floor of .25% if there is no swap agreement.

Revolving Loans bear interest at a floating interest rate based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus .50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rate based on the Lender’s prime rate of interest.  Revolving Loans are subject to a LIBOR interest rate floor of .00%.

 Index
Letters of credit are charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) .25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Letters of credit totaling $4 million that were outstanding under the existing credit facility are treated as letters of credit under the Revolving Loan.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of September 30, 2020, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four month period.

As of September 30, 2020 and December 31, 2019, the Company had $18.3 million and $34.8 million, respectively, outstanding under the Credit Facility offset by $0.7 million and $0.8 million of deferred finance fees, respectively.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan.  As of September 30, 2020 and December 31, 2019, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Scheduled maturities of long-term debt at September 30, 2020 are as follows:

Year ending December 31,
2020	$500
2021	2,000
2022	2,000
2023	2,000
2024	11,833
$18,333

7.	STOCKHOLDERS’ EQUITY

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

Preferred Stock

On November 14, 2019, the Company raised gross proceeds of $12.7 million from the sale of 12,700 shares of its newly designated Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”).  The Series A Preferred Stock was designated by the Company’s Board of Directors pursuant to a certificate of amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”). The liquidation preference associated with the Series A Preferred Stock was $1,000 per share at December 31, 2019.  Upon issuance each share of Series A Preferred Stock was convertible at $2.36 per share of common stock (as may be adjusted pursuant to the Charter Amendment, the “Conversion Price”) into 423,729 shares of common stock (the number of shares into which the Series A Preferred Stock is convertible at any time, the “Conversion Shares”).  The Company incurred issuance costs of $0.7 million as part of this transaction.

 Index
The description below provides a summary of certain material terms of the Series A Preferred Stock:

Securities Purchase Agreement.

The Series A Preferred Stock was sold by the Company pursuant to a Securities Purchase Agreement dated as of November 14, 2019 (the “SPA”) among the Company, Juniper Targeted Opportunity Fund, L.P. and Juniper Targeted Opportunities, L.P. (together, “Juniper Purchasers”) and Talanta Investment, Inc. (“Talanta,” together with Juniper Purchasers, the “Investors”). Among other things, the SPA includes covenants relating to the appointment of a director to the Company’s Board of Directors to be selected solely by the holders of the Series A Preferred Stock.

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value.  As of September 30, 2020, we paid a $1.1 million cash dividend on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares.

Series A Preferred Stock Holders Right to Convert into Common Stock.  Each share of Series A Preferred Stock, at any time, is convertible into a number of shares of common stock equal to (i) the sum of (A) $1,000 (subject to adjustment as provided in the Charter Amendment) plus (B) the dollar amount of any declared Series A Dividends not paid in cash divided by (ii) the Conversion Price ($2.36 per share subject to anti-dilution adjustments) as of the applicable Conversion Date (as defined in the Charter Amendment). At all times, however, the number of Conversion Shares that can be issued to any Series A Preferred Stock Holder may not result in such holder and its affiliates owning more than 19.99% of the total number of shares of common stock outstanding after giving effect to the conversion (the “Hard Cap”), unless prior shareholder approval is obtained or no longer required by the rules of the principal stock exchange on which the Company’s common stock trade.

Mandatory Conversion. If, at any time following November 14, 2022 the volume weighted average price of the Company’s common stock equals or exceeds 2.25 times the Conversion Price (currently $5.31 per share) for a period of 20 consecutive trading days and on each such trading day at least 20,000 shares of common stock was traded, the Company may, at its option and subject to the Hard Cap, require that any or all of the then outstanding shares of Series A Preferred Stock be automatically converted into Conversion Shares.

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

Change of Control.  In the event of certain changes of control, some of which are not in the Company’s control, as defined in the Charter Amendment as a “Fundamental Change” or a “Liquidation” (as defined in the Charter Amendment), the holders of Series A Preferred Stock shall be entitled to receive the Liquidation Preference, unless such Fundamental Change is a stock merger in which certain value and volume requirements are met, in which case the Series A Preferred Stock will be converted into common stock in connection with such stock merger.  The Company has classified the Series A Preferred Stock as mezzanine equity on the Consolidated Balance Sheet based upon the terms of a change of control which could be outside the Company’s control.

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

 Index
Registration Rights Agreement. The Company also is a party to a Registration Rights Agreement (“RRA”) with the investors of the Series A Preferred Stock.  The RRA provides for unlimited demand registration rights, of which there can be two underwritten offerings each for at least $5 million in gross proceeds, and piggyback registration rights, with respect to the Conversion Shares. In addition, the RRA obligates the Company to register “for the shelf” the resale of the Conversion Shares through the filing of registration statement to such effect (the “Resale Shelf Registration Statement”) and have such Resale Shelf Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) no later than November 14, 2020.  The SEC declared the Resale Shelf Registration Statement effective on October 16, 2020.

Restricted Stock

The Company currently has three stock incentive plans: a Long-Term Incentive Plan (the “LTIP”), a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”) and the Lincoln Educational Services Corporation 2020 Incentive Compensation Plan (the “2020 Plan”).

2020 Plan

On March 26, 2020, the Board adopted the 2020 Plan to provide an incentive to certain directors, officers, employees and consultants of the Company to align their interests in the Company’s success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the 2020 Plan.  The 2020 Plan is administered by the Compensation Committee of the Board, or such other qualified committee appointed by the Board, who will, among other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2020 Plan. Pursuant to the 2020 Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options and nonqualified stock options.  The Plan has a duration of 10 years.

Subject to adjustment as described in the 2020 Plan, the aggregate number of common shares available for issuance under the 2020 Plan is 2,000,000 shares.  As of September 30, 2020, 111,376 restricted shares have been issued to non-employee directors which vest on the first anniversary of the grant date.

On August 7, 2020, two non-employee directors were appointed to the Company’s Board of Directors and 17,096 restricted shares were granted to each non-employee director.  The restricted shares vest on June 16, 2021.

Also on August 7, 2020, a non-employee director retired from his position on the Company’s Board of Directors.  Accordingly, 12,762 shares were accelerated to vest effective August 7, 2020.

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

On February 20, 2020, performance-based restricted shares were granted to certain employees of the Company.  The shares vest 20%, 30% and 50% on the first, second and third anniversary dates, respectively, based upon the attainment of a financial target during each fiscal years ending December 31, 2020, 2021 and 2022, respectively, except in extraordinary circumstances.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.  For the three and nine months ended September 30, 2020, the Company recorded expense of $0.2 million and $0.5 million, respectively, as the expectation of attainment of the target is probable.

On February 28, 2019, restricted shares were granted to certain employees of the Company, which shares ratably vest over three years.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For the nine months ending September 30, 2020, and 2019, the Company recorded expense of $0.4 million and $0.3 millionin connection with this grant , respectively.

 Index
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

For the nine months ended September 30, 2020 and 2019, the Company completed a net share settlement for 75,115 and 5,518 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2019 and/or 2018, creating taxable income for the employees.  At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.2 million and less than $0.1 million for each of the nine months ended September 30, 2020 and 2019, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2019	595,436	$3.15
Granted	1,319,734	2.68
Canceled	-	-
Vested	(343,011)	3.40

Nonvested restricted stock outstanding at September 30, 2020	1,572,159	2.77

The restricted stock expense for the three months ended September 30, 2020 and 2019 was $0.7 million and $0.2 million, respectively.  The restricted stock expense for the nine months ended September 30, 2020 and 2019 was $1.3 million and $0.5 million, respectively.  The unrecognized restricted stock expense as of September 30, 2020 and December 31, 2019 was $3.6 million and $1.2 million, respectively.  As of September 30, 2020, outstanding restricted shares under the LTIP had aggregate intrinsic value of $8.7 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	116,000	$10.56	1.83 years	$-
Granted/Vested	-	-		-
Canceled	(35,000)	16.95		-

Outstanding at September 30, 2020	81,000	7.79	1.42 years	-

Vested as of September 30, 2020	81,000	7.79	1.42 years	-

Exercisable as of September 30, 2020	81,000	7.79	1.42 years	-

As of September 30, 2020, there was no unrecognized pre-tax compensation expense.

 Index
8.	INCOME TAXES

The provision for income taxes for the three months ended September 30, 2020 and 2019 was less than $0.1 million, or 1.4% of pretax income, and $0.1 million, or 3.6% of pretax loss, respectively. The provision for income taxes for the nine months ended September 30, 2020 and 2019 was $0.2 million, or 5.6% of pretax income, and $0.2 million, or 3.5% of pretax loss, respectively.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to recover the existing deferred tax assets.  In this regard, a significant objective negative evidence was the cumulative losses incurred by the Company in recent years.  On the basis of this evaluation, the realization of the Company’s deferred tax assets was not deemed to be more likely than not and, thus, the Company maintained a full valuation allowance on its net deferred tax assets as of September 30, 2020.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2020.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of September 30, 2020 and 2019 and December 31, 2019, no campuses have been categorized in the Transitional segment.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

 Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
Transportation and Skilled Trades	$56,828	72.1%	$52,652	72.5%	$9,138	$6,752
Healthcare and Other Professions	21,964	27.9%	19,942	27.5%	1,654	1,403
Corporate	-		-		(6,952)	(6,012)
Total	$78,792	100.0%	$72,594	100.0%	$3,840	$2,143

	For the Nine Months Ended September 30,
	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
Transportation and Skilled Trades	$148,799	70.4%	$141,005	70.7%	$18,848	$11,051
Healthcare and Other Professions	62,504	29.6%	58,422	29.3%	6,388	4,214
Corporate	-		-		(21,581)	(20,079)
Total	$211,303	100.0%	$199,427	100.0%	$3,655	$(4,814)

	Total Assets
	September 30, 2020	December 31, 2019
Transportation and Skilled Trades	$138,123	$121,611
Healthcare and Other Professions	34,628	27,945
Corporate	33,065	45,207
Total	$205,816	$194,763

 Index
11.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	September 30, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$26,520	$26,520	$-	$-	$26,520
Restricted cash	1,073	1,073	-	-	1,073
Prepaid expenses and other current assets	2,721	-	2,721	-	2,721

Financial Liabilities:
Accrued expenses	$12,532	$-	$12,532	$-	$12,532
Other short term liabilities	29	-	29	-	29
Derivative qualifying cash flow hedge	960	-	960	-	960
Credit facility	17,667	-	14,904	-	14,904

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$23,644	$23,644	$-	$-	$23,644
Restricted cash	15,000	15,000	-	-	15,000
Prepaid expenses and other current assets	4,190	-	4,190	-	4,190

Financial Liabilities:
Accrued expenses	$7,869	$-	$7,869	$-	$7,869
Other short term liabilities	199	-	199	-	199
Derivative qualifying cash flow hedge	174	-	174	-	174
Credit facility	34,028	-	34,028	-	34,028

As of September 30, 2020, we estimated the fair value of the Credit Facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments. As of December 31, 2019, we estimated that the carrying value of the Credit Facility approximates the fair value due to the fact that the Credit Facility was entered into in close proximity.

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

Qualifying Hedge Derivative

As discussed above, on November 14, 2019, the Company entered into an interest rate swap for the Term Loan with a notional amount of $20M which expires on December 1, 2024.  The loan has a 10-year straight line amortization.  A principal amount of $0.2 million is paid monthly.  This interest rate swap converts the floating interest rate Term Loan to a fixed rate, plus a borrowing spread.  The interest rate is variable based on LIBOR plus 3.50% and the Company’s fixed rate is 5.36%. The Company designated this interest rate swap as a cash flow hedge.

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

The following summarizes the fair value of the outstanding derivative:

	September 30, 2020		December 31, 2019
	Liability(1)		Liability(1)
	Notional	Fair Value	Notional	Fair Value
Derivative derived as a hedging instrument:
Interest Rate Swap	$18.3	$1.0	$19.8	$0.1

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

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Three Months Ended	Nine Months Ended
	September 30, 2020
	Interest expense
Interest Rate Swap	$0.1	$0.1

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	September 30, 2020
	Three Months Ended	Nine Months Ended
Derivative qualifying as cash flow hedge
Interest rate swap (income) loss	$(0.1)	$0.8

12.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March and such effects of the pandemic have continued.  The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from on-ground to online delivery.  The impact for the Company was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning.  As part of this transition, the Company has incurred additional expenses.  Related to this transition, some students have been placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. Additionally, certain programs were extended due to restricted access to externship sites and classroom labs which did not have a material impact on our condensed consolidated financial statements.  In accordance with phased re-opening as applied on a state-by-state basis, all of our schools have now re-opened and we expect the majority of the students who have been on leave of absence or have deferred their programs to finish their programs.  The Company expects to continue to be impacted by COVID-19 as the situation remains dynamic and evolving and subject to rapid and possibly material change. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

On March 27, 2020, the CARES Act was signed into law, which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and businesses impacted by the spread of COVID-19.  The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.

 Index
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

The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools to be distributed in two equal installments and must be utilized by April 30, 2021.  The Company received $13.7 million in the first installment which was intended for emergency grants to students.  The Company has distributed $12.6 million to the students and expects to distribute the remainder over the next few months.  The $1.1 million remaining to be distributed is included in restricted cash on the Company’s Condensed Consolidated Balance Sheets.  As of September 30, 2020, the Company had received $13.7 million from the second installment which is intended for institutional costs and additional emergency grants to students.  As of September 30, 2020, the Company has utilized $3.3 million of these funds for permitted expenses which was netted against the original expenses included in selling, general and administrative on the Condensed Consolidated Statement of Operations.  The DOE also has published guidance regarding permitted and prohibited use of these funds and requirements for reporting the use of these funds.  If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.

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

The Company is also permitted to delay payment of FICA payroll taxes until January 1, 2021. The Company will have to repay 50% of the deferred payments by December 31, 2021, and the remaining 50% by December 31, 2022. As of September 30, 2020, the Company had deferred payments of $3.0 million.

13.	SUBSEQUENT EVENTS

On November 10, 2020, the Company entered into an amendment to its Credit Agreement to extend the Delayed Draw Availability Period by one year to May 31, 2022 and to increase the amount of permitted cash dividends that the Company can pay on its Series A Preferred Stock during the first twenty-four months of the Credit Agreement from $1.7 million to $2.3 million.

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

Our business is organized into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions or “HOPS”, and (c) Transitional, which refers to campus operations that have been closed.

Impact of COVID-19 on the Company

During the first quarter of 2020, COVID-19 began to spread worldwide and has caused significant disruptions to the U.S. and world economies.  In early March 2020, the Company began seeing the impact of the COVID-19 pandemic on our business. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, a national emergency was declared, which made federal funds available to respond to the crisis. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. All 50 states have reported cases of COVID-19 and the states have implemented various containment efforts, including lockdowns on non-essential businesses. The circumstances related to COVID-19 are unprecedented, dynamic and evolving and currently unpredictable.  As the economic impact of the COVID-19 pandemic continues to change, we could see significant changes to our operations.

To date, the impact of COVID-19 has primarily related to transitioning classes from in-person, hands-on learning to online, remote learning.  As part of this transition, the Company has incurred additional expenses.  Related to this transition, some students have been placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning.

 Index
Additionally, certain programs were extended due to restricted access to externship sites and classroom labs.  In response to COVID-19, we have also implemented initiatives to safeguard our students and our employees in this time of crisis. Due to phased re-opening on a state-by-state basis, our schools have been reopening since May 2020. As of September 30, 2020, all of our schools have re-opened and we now expect the majority of the students who were placed on leave or otherwise deferred their programs to finish their programs.

The following discussion highlights how we are responding to the changing circumstances and the currently anticipated impacts of COVID-19 on our business.  Due to the evolving landscape relating to COVID-19 and the unpredictability of the circumstances, the information below should be read in conjunction with our COVID-19 Pandemic risk factor. See Part II, Item 1A. “Risk Factors — COVID-19 Pandemic” in this Quarterly Report on Form 10-Q for risks to our business arising as a consequence of COVID-19. See also Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for additional risk factors relating to our Company and the industry. In addition, see the forward-looking and cautionary statements discussion above. Forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in the 2019 Form 10-K and this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

Transition to Distance Learning

In the first and second quarters, the Company quickly transitioned all of its programs from in-person, hands-on learning to online, remote learning.  The Company obtained approvals from the DOE, certain states and agencies to transition to distance learning.  The Company worked with its book vendors to obtain e-books for the students.  The Company has ensured that all students have either received laptops or tablets or that they already owned a device.  The Company has enhanced its education platform for online learning through a software program.  As schools have reopened, we are adhering to social distancing protocols which may differ from school-to-school depending on physical circumstances as well as other factors and we are limiting the number of students on campus at one time.  The schools continue to teach a portion of each program through distance learning and labs are generally taught in-person.

Employees

Our employees have been affected by COVID-19 in many ways, including disruptions due to unexpected school and day-care closings, family underemployment or unemployment, and learning how to work remotely and, in some cases, with new tools and technology to learn and to support that work. Our goal has been to support our employees during the present uncertainty while remaining focused on meeting the needs of our students and business continuity. Early in the crisis, we provided employees with information about best practices to prevent the spread of COVID-19 and other viruses and illnesses. We recommended that non-student interfacing employees work from home and we reduced the density and provided physical space for us to implement social distancing protocols for the employees who were required to work in our offices. Later, we enabled substantially all of our workforce to work remotely. In addition, we have limited in-person meetings, non-employee visits to our locations, and non-essential business travel.

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

Community

We understand that the communities in which our employees live, work, and serve are also suffering distress as a result of COVID-19. Due to the growing needs of our neighbors, healthcare providers and many of the organizations in place to provide assistance are overburdened. In March 2020, several campuses in the Tri-State (NY, NJ & CT) area donated medical supplies and personal protective equipment to major medical facilities throughout the region.

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

There has been a modest decline in productivity for certain departments as our personnel have been adjusting to this significant change in work environment. We currently believe our technology infrastructure is sufficient to maintain a remote-working environment for the vast majority of our workforce for the foreseeable future and that productivity should improve as our staff adjust to this significant change in work environment. The level and ability of our employees to continue working from home could change, however, as conditions surrounding COVID-19 evolve and should infections increase, or if there are interruptions in the internet infrastructure where our employees live or if our internet service providers are otherwise adversely affected.

Return to In-Person Operations

Due to the phase-in of reopening which has been addressed on a state-by-state basis, we reopened our schools and we continue to follow the guidelines released by each state and city in which our schools are located.  The HCRT is continuing to closely monitor the guidelines released by each state and city in which our schools are located for any change.  As part of reopening our schools, we purchased personal protective equipment, are limiting the number of students in classrooms, have separated students by at least 6 feet, have closed/limited all common areas, have increased the sanitation of our facilities, require everyone at the schools to wear a cloth face mask and maintain a daily log of anyone at the school and monitor body temperatures of those at the school through non-contact thermometers.  In a similar way, we are also rotating employees’ schedules to limit/control the number of employees in spaces.

Student Population and Financial Results

As of September 30, 2020, the Company had 104 students on leave of absence due to COVID-19.  The number of students on leave of absence due to COVID-19 has continued to drop as it was almost 700 on June 30, 2020.  The majority of these students were at the end of their programs and were on externship which they were not able to complete.  The Company expects a majority of these students will return to school or an externship by the end of the year.

The Company has extended the length and graduation dates of a few programs as there is only a small percentage of these programs that can be taught through distance learning.

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

 Index
Liquidity

As previously reported, over the course of 2019, we significantly increased our overall liquidity position. As a result of these efforts, we currently believe our liquidity position is stable and we expect to be able to fund our business operations for the remainder of 2020 and we believe that we have sufficient capital to withstand the potential downturn in our business. Regulatory agencies have also provided regulatory capital relief to institutions as a result of the crisis as discussed below. However, if circumstances surrounding COVID-19 change in a significantly adverse way, it is possible our liquidity could be materially and adversely affected, which could materially and adversely impact our business operations and our overall financial condition.

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

The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools to be distributed in two equal installments.  The Company received $13.7 million in the first installment which was intended for emergency grants to students.  The Company has distributed $12.6 million to the students and expects to distribute the remainder over the next few months.  The $1.1 million remaining to be distributed is included in restricted cash on the Company’s Condensed Consolidated Balance Sheets.  As of September 30, 2020, the Company had received $13.7 million from the second installment which is intended for institutional costs and additional emergency grants to students.  As of September 30, 2020, the Company has utilized $3.3 million of these funds for permitted expenses which was netted against the original expenses included in selling, general and administrative on the Condensed Consolidated Statement of Operations.  The DOE also has published guidance regarding permitted and prohibited use of these funds and requirements for reporting the use of these funds.  If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.

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

The Company is also permitted to delay payment of FICA payroll taxes until January 1, 2021. The Company will have to repay 50 percent of the deferred payments by December 31, 2021, and the remaining 50 percent by December 31, 2022. As of September 30, 2020, the Company had deferred payments of $3.0 million.

Other

Based on analysis of ASC 350 and ASC 360, during the three and nine months ended September 30, 2020, we are currently not aware of any material impairments of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

 Index
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2020

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.5%	45.7%	42.9%	46.6%
Selling, general and administrative	51.7%	51.6%	55.4%	55.9%
(Gain) loss on sale of assets	0.0%	-0.3%	0.0%	-0.1%
Total costs and expenses	95.2%	97.0%	98.3%	102.4%
Operating income (loss)	4.8%	3.0%	1.7%	-2.4%
Interest expense, net	-0.4%	-1.1%	-0.5%	-1.1%
Income (loss) from operations before income taxes	4.4%	1.9%	1.2%	-3.5%
Provision for income taxes	0.1%	0.0%	0.1%	0.1%
Net income (loss)	4.3%	1.9%	1.1%	-3.6%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Consolidated Results of Operations

Revenue.  Revenue was up $6.2 million, or 8.5% to $78.8 million for the three months ended September 30, 2020 from $72.6 million in the prior year comparable period. The increase year over year is primarily due to an 8.1% increase in average student population, driven by a 15.3% increase in student starts.  Revenue growth was less than student population growth due to the continued impact of COVID-19 during the quarter.  Restricted access to externship sites and classroom labs extended graduation dates for certain programs which deferred $0.4 million of revenue to the fourth quarter along with a $0.5 million decrease in non-tuition revenue

Student start growth of 15.3% benefitted from our ongoing investments in marketing as well as continuous evaluation and improvement of the admissions process.  Increased efficiency is evidenced by a decline in the overall cost to obtain student starts while continuing growth.  Lincoln has now experienced three years of consistent growth in student starts, with the only exception being the first quarter of 2020 which was impacted by COVID-19.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

 Index
Educational services and facilities expense.  Our educational services and facilities expense increased $1.0 million, or 3.1% to $34.2 million for the three months ended September 30, 2020 from $33.2 million in the prior year comparable period.  The increase in expense year over year was driven by additional instructional expense and books and tools expense resulting from an increased student population combined with the return to in person instruction at all of our campuses either at the end of the second quarter or during the third quarter.

Educational services and facilities expense, as a percentage of revenue, decreased to 43.5% from 45.7% for the three months ended September 30, 2020 and 2019, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $3.2 million, or 8.5% to $40.7 million for the three months ended September 30, 2020 from $37.5 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense and marketing investments, partially offset by cost savings in sales and student services.

Bad debt expense increased mainly due to a higher reserve amount for doubtful accounts related to higher accounts receivable and lower historical repayment rates.  Factors which contributed to the increase in accounts receivable include the increase in new start volume and challenges we faced in reaching students during campus closures due to COVID-19 and following the campus re-opening due to reduced student on-ground hours.  Furthermore, during the initial transition to remote learning certain students experienced difficulty adapting to the new learning environment, which led to an uptick of the failure rate.  As a result, these students did not meet the Title IV grade standards thus delaying their Title IV disbursements. However, our team is focused on driving improvement in the fourth quarter.

Marketing investments increased year over year to continue to capitalize on cost effective lead-generating opportunities in higher converting channels while also investing to drive greater brand awareness.  Despite the increased investment in marketing, our cost per start in the third quarter and for the full year decreased compared to the prior year, demonstrating that we are achieving a strong return on our investment as evidenced by a 15.3% increase in starts year over year.  Also contributing to the increase in marketing spend was a shift in advertising production costs of approximately $0.6 million from the second quarter to the third quarter as a result of COVID-19.

Reductions in sales expense was the result of travel restrictions imposed by the COVID-19 pandemic, while lower student services expense was the result of suspended busing and transportation services for students.

Selling, general and administrative expense, as a percentage of revenue, increased slightly to 51.7% from 51.6% for the three months ended September 30, 2020 and 2019, respectively.

Net interest expense.   Net interest expense for the three months ended September 30, 2020 decreased by $0.5 million, or 63.1% to $0.3 million from $0.8 million in the prior year comparable period.  The reduction in expense year over year is due to more favorable terms from the refinance of our previous credit facility which occurred in November 2019 as well as a lower loan balance outstanding in the current year.

Income taxes.    Our provision for income taxes has remained essentially flat at less than $0.1 million for the three months ended September 30, 2020 and 2019. No federal or state income tax benefit was recognized for either period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimum state taxes.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Consolidated Results of Operations

Revenue.   Revenue increased $11.9 million, or 6.0% to $211.3 million for the nine months ended September 30, 2020 from $199.4 million in the prior year comparable period. The increase year over year is primarily due to a 5.9% increase in average student population, driven by a 9.8% increase in student starts. Revenue growth was less than student population growth due to the continued impact of COVID-19 during the quarter.  Restricted access to externship sites and classroom labs extended graduation dates for certain programs which deferred $0.4 million of revenue to the fourth quarter along with a $1.2 million decrease in non-tuition revenue

Student start growth of 9.8% benefitted from our ongoing investments in marketing as well as continuous evaluation and improvement of the admissions process.  Increased efficiency is evidenced by a decline in the overall cost to obtain student starts while continuing growth.  Lincoln has now experienced three years of consistent growth in student starts, with the only exception being the first quarter of 2020 which was impacted by COVID-19.

 Index
For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense decreased $2.2 million, or 2.4% to $90.7 million for the nine months ended September 30, 2020 from $92.9 million in the prior year comparable period.  Reduced costs were driven by costs savings in facilities expense due to facility closures during the first and second quarter as a result of COVID-19 and successful renegotiations of lease terms at certain campuses reducing rent expense during campus closures.  Partially offsetting the cost reductions were additional instructional expense and books and tools expense resulting from an increased student population combined with the return to in person instruction at all of our campuses either at the end of the second quarter or during the third quarter.

Educational services and facilities expense, as a percentage of revenue, decreased to 42.9% from 46.6% for the nine months ended September 30, 2020 and 2019, respectively.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $5.5 million, or 4.9% to $117.0 million for the nine months ended September 30, 2020 from $111.5 million in the prior year comparable period. The increase was primarily driven by additional bad debt expense and marketing investments, partially offset by cost savings in sales and student services.

Bad debt expense increased mainly due to a higher reserve amount for doubtful accounts related to higher accounts receivable and lower historical repayment rates.  Factors which contributed to the increase in accounts receivable include the increase in new start volume and challenges we faced in reaching students during campus closures due to COVID-19 and following the campus re-opening due to reduced student on-ground hours.  Furthermore, during the initial transition to remote learning certain students experienced difficulty adapting to the new learning environment, which led to an uptick of the failure rate.  As a result, these students did not meet the Title IV grade standards thus delaying their Title IV disbursements. However, our team is focused on driving improvement in the fourth quarter.

Marketing investments increased year over year to continue to capitalize on cost effective lead generating opportunities in higher converting channels while also investing to drive greater brand awareness.  Despite the increased investment in marketing, our cost per start for the full year decreased compared to the prior year, demonstrating that we are achieving a strong return on our investment as evidenced by a 9.8% increase in starts year over year.

Reductions in sales expense were the result of travel restrictions imposed by the COVID-19 pandemic, while lower student services expense was the result of suspended busing and transportation services for students.

Selling, general and administrative expense, as a percentage of revenue, decreased to 55.4% from 55.9% for the nine months ended September 30, 2020 and 2019, respectively.

Net interest expense.   Net interest expense for the nine months ended September 30, 2020 decreased by $1.2 million, or 55.0%, to $0.9 million from $2.1 million in the prior year comparable period.  The decrease year over year is due to several factors including more favorable terms from the refinance of our previous credit facility, a lower loan balance outstanding in the current year and the write-off of some non-cash deferred finance fees in the prior year.

Income taxes.    Our provision for income taxes has remained essentially flat at $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. No federal or state income tax benefit was recognized for either period loss due to the recognition of a full valuation allowance. Income tax expense resulted from various minimal state tax expenses.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’ geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  As of September 30, 2020, no campuses have been categorized in the Transitional segment.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

 Index
The following table presents results for our two reportable segments (as no campuses have been categorized in the Transitional segment) for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	% Change
Revenue:
Transportation and Skilled Trades	$56,828	$52,652	7.9%
HOPS	21,964	19,942	10.1%
Total	$78,792	$72,594	8.5%

Operating Income (Loss):
Transportation and Skilled Trades	$9,138	$6,752	35.3%
Healthcare and Other Professions	1,654	1,403	17.9%
Corporate	(6,952)	(6,012)	-15.6%
Total	$3,840	$2,143	-79.2%

Starts:
Transportation and Skilled Trades	3,982	3,398	17.2%
Healthcare and Other Professions	1,528	1,381	10.6%
Total	5,510	4,779	15.3%

Average Population:
Transportation and Skilled Trades	8,349	7,635	9.4%
Leave of Absense - COVID-19	(333)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	8,016	7,635	5.0%

Healthcare and Other Professions	4,286	3,619	18.4%
Leave of Absense - COVID-19	(137)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,149	3,619	14.6%

Total	12,635	11,254	12.3%
Total Excluding Leave of Absense - COVID-19	12,165	11,254	8.1%

End of Period Population:
Transportation and Skilled Trades	8,811	8,055	9.4%
Leave of Absense - COVID-19	(67)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	8,744	8,055	8.6%

Healthcare and Other Professions	4,462	3,960	12.7%
Leave of Absense - COVID-19	(37)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,425	3,960	11.7%

Total	13,273	12,015	10.5%
Total Excluding Leave of Absense - COVID-19	13,169	12,015	9.6%

 Index
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Transportation and Skilled Trades

Operating income increased $2.3 million to $9.1 million for the three months ended September 30, 2020 from $6.8 million in the prior year comparable period.  The increase year over year was mainly driven by the following factors:

●
Revenue increased $4.1 million, or 7.9%, to $56.8 million from $52.7 million in the prior year.  The increase is due primarily to a 5.0% increase in average student population, driven by a 17.2% increase in student starts.  The revenue increase was despite the continued impact of COVID-19, which caused a $0.4 million decrease in non-tuition revenue.

●	Educational services and facilities expense remained essentially flat at $23.9 million and $23.7 million for the three months ended September 30, 2020 and 2019, respectively.

●
Selling, general and administrative expense increased $1.4 million, or 6.4% to $23.8 million for the three months ended September 30, 2020 from $22.4 million in the prior year comparable period.  The increase was due to several factors including increased bad debt expense and marketing investments, partially offset by savings realized in sales expense and student services, all of which are discussed in the consolidated results of operations.

Healthcare and Other Professions

Operating income increased $0.3 million to $1.7 million for the three months ended September 30, 2020 from $1.4 million in the prior year comparable period.  The increase year over year was mainly driven by the following factors:

●
Revenue increased $2.1 million, or 10.1%, to $22.0 million from $19.9 million in the prior year.  The increase quarter over quarter is due primarily to a 14.6% increase in average student population, driven by a 10.6% increase in student starts.  The increases in revenue was despite the continued impact of COVID-19 during the third quarter that deferred $0.4 million of revenue to the fourth quarter as a result of extended graduation dates for certain programs and a $0.1 million decrease in non-tuition revenue.

●
Educational services and facilities expense increased $0.9 million, or 9.4%, to $10.4 million for the three months ended September 30, 2020 from $9.5 million in the prior year comparable period.  The increase in expense was driven by additional instructional expense and books and tools expense resulting from an increased student population combined with the return to in person instruction at all of our campuses either at the end of the second quarter or during the third quarter.

●
Selling, general and administrative expenses increased $0.9 million, or 9.8%, to $9.9 million for the three months ended September 30, 2020 from $9.0 million in the prior year comparable period.  The increase was due to increased bad debt expense in combination with increased marketing expense, both of which are discussed above in the consolidated results of operations.

Transitional
No campuses have been classified in the Transitional segment for the three months ending September 30, 2020 and 2019, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $6.9 million, a $0.9 million increase compared to $6.0 in the prior year.  Additional expenses were the result of several factors including increases in incentive compensation accrual due to financial performance, stipends provided to all employees due to the COVID-19 pandemic and increase in non-cash stock expense

 Index
The following table presents results for our two reportable segments for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	% Change
Revenue:
Transportation and Skilled Trades	$148,799	$141,005	5.5%
HOPS	62,504	58,422	7.0%
Total	$211,303	$199,427	6.0%

Operating Income (Loss):
Transportation and Skilled Trades	$18,848	$11,051	70.6%
Healthcare and Other Professions	6,388	4,214	51.6%
Corporate	(21,581)	(20,079)	-7.5%
Total	$3,655	$(4,814)	175.9%

Starts:
Transportation and Skilled Trades	8,004	7,247	10.4%
Healthcare and Other Professions	3,651	3,368	8.4%
Total	11,655	10,615	9.8%

Average Population:
Transportation and Skilled Trades	7,651	7,169	6.7%
Leave of Absense - COVID-19	(260)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	7,391	7,169	3.1%

Healthcare and Other Professions	4,176	3,581	16.6%
Leave of Absense - COVID-19	(188)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	3,988	3,581	11.4%

Total	11,827	10,750	10.0%
Total Excluding Leave of Absense - COVID-19	11,379	10,750	5.9%

End of Period Population:
Transportation and Skilled Trades	8,811	8,055	9.4%
Leave of Absense - COVID-19	(67)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	8,744	8,055	8.6%

Healthcare and Other Professions	4,462	3,960	12.7%
Leave of Absense - COVID-19	(37)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,425	3,960	11.7%

Total	13,273	12,015	10.5%
Total Excluding Leave of Absense - COVID-19	13,169	12,015	9.6%

 Index
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Transportation and Skilled Trades

Operating income increased $7.8 million, or 70.6% to $18.8 million for the nine months ended September 30, 2020 from $11.0 million in the prior year comparable period.  The increase year over year was primarily driven by the following factors:

●
Revenue increased $7.8 million, or 5.5%, to $148.8 million from $141.0 million in the prior year.  The increase is due primarily to a 3.1% increase in average student population, driven by a 10.4% increase in student starts.  The revenue increase was despite the continued impact of COVID-19, which caused a $0.9 million decrease in non-tuition revenue.

●
Educational services and facilities expense decreased $2.8 million, or 4.3% to $62.0 million for the nine months ended September 30, 2020 from $64.8 million in the prior year comparable period.  Reduced costs were a primarily driven by savings in facilities expense due to facility closures during the first and second quarter as a result of COVID-19.  In addition, during the temporary campus closures management successfully negotiated more favorable lease terms at certain campuses reducing rent expense during facility closures.

●
Selling, general and administrative expense increased $2.6 million, or 4.0% to $68.0 million for the nine months ended September 30, 2020 from $65.4 million in the prior year comparable period.  The increase year over year was primarily due to bad debt expense and additional marketing investments, partially offset by cost savings realized in sales expense and student services expense discussed above in the consolidated results of operations.

Healthcare and Other Professions

Operating income increased $2.2 million, or 51.6% to $6.4 million for the nine months ended September 30, 2020 from $4.2 million in the prior year comparable period.  The increase was mainly driven by the following factors:

●
Revenue increased $4.1 million, or 7.0%, to $62.5 million from $58.4 million in the prior year.  The increase year over year is due primarily to a 11.4% increase in average student population, driven by a 8.4% increase in student starts.  The increases in revenue was despite the continued impact of COVID-19 during the third quarter that deferred $0.4 million of revenue to the fourth quarter as a result of extended graduation dates for certain programs and a $0.3 million decrease in non-tuition revenue.

●
Educational services and facilities expense increased $0.5 million, or 2.0% to $28.7 million for the nine months ending September 30, 2020 from $28.2 million in the prior year comparable period.  The increase in expense year over year was driven by additional instructional expense and books and tools expense resulting from an increased student population combined with the return to in person instruction at all of our campuses either at the end of the second quarter or during the third quarter.  Partially offsetting these increases were costs savings in facilities expense due to facility closures during the first and second quarter as a result of COVID-19 and successful renegotiations of lease terms at certain campuses reducing rent expense during campus closures.

●
Selling, general and administrative expense increased $1.4 million, or 5.2% to $27.4 million for the nine months ended September 30, 2020 from $26.0 million in the prior year comparable period.  The increase was primarily driven by bad debt expense, which was discussed previously in the consolidated results of operations.

Transitional
No campuses have been classified in the Transitional segment for the nine months ending September 30, 2020 and 2019, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $21.6 million, a $1.5 million increase compared to $20.1 in the prior year.  Additional expenses were the result of several factors including increases in incentive compensation accrual due to financial performance, stipends provided to all employees due to the COVID-19 pandemic and increase in non-cash stock expense

 Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$10,222	$(4,893)
Net cash used in investing activities	(3,457)	(3,061)
Net cash used in financing activities	(17,816)	(22,238)

As of September 30, 2020, the Company had cash, cash equivalents and restricted cash of $27.6 million, which includes cash received under the CARES Act of $11.5 million.  As of September 30, 2020, the Company had a net cash balance of $9.9 million calculated as cash, cash equivalents and restricted cash, less both the short-term and long-term portion of the Company’s Credit Facility. Excluding cash deposits from the CARES Act of $11.5 million, the Company had a reconciled net debt balance of $1.5 million.  As of September 30, 2020, the Company also can borrow an additional $21.0 million under its Credit Facility.  The increase in cash position can mainly be attributed to the net income generated in the second and third quarter of 2020

During the third quarter, the Company paid a $1.1 million cash dividend to its Series A preferred shareholders pursuant to the Securities Purchase Agreement entered into on November 14, 2019 and the Company’s Amended and Restated Certificate of Incorporation.  This dividend covered the period from November 14, 2019 through September 30, 2020.  The Company has the option to pay the preferred stock dividends in cash or through an increase in the stated value of the preferred shares.  The company elected to pay the dividend in cash given its strengthened liquidity position and the significantly higher stock price over the conversion price at the time of the payment.

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

Operating Activities

Net cash provided by operating activities was $10.2 million for the nine months ended September 30, 2020 compared to net cash used in operating activities of $4.9 million in the prior year comparable period.  Included in the September 30, 2020 net cash balance is $11.5 million in federal funds remaining from subsidy received under the CARES Act which is intended for reimbursement to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.) and as permitted to use the funds to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.  Excluding the federal funds received, we would have reported net cash used by operations of $1.2 million.  The decrease in net cash used in operating activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily due to net income generated in the second and third quarter of 2020.

 Index
Investing Activities

Net cash used in investing activities increased $0.4 million to $3.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

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

Financing Activities

Net cash used in financing activities was $17.8 million for the nine months ended September 30, 2020 compared to $22.2 million in the prior year comparable period.  The decrease of $4.4 million was primarily due to decreased net payments on borrowings of $16.5 million for the nine months ended September 30, 2020 as compared to $22.1 million in the prior year comparable period.

Net payments on borrowings consisted of: (a) total borrowing to date under our secured credit facility of $11.0 million; and (b) $27.5 million in total repayments made by the Company.  See Part II, Item 1A. “Risk Factors — COVID-19 Pandemic” in this Quarterly Report on Form 10-Q for risks associated with COVID-19.

Credit Facility with Sterling National Bank

On November 14, 2019, the Company entered into a new senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), pursuant to which the Company obtained a new credit facility in the aggregate principal amount of up to $60 million (the “Credit Facility”).

The Credit Facility is comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on 120-month amortization with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).  The Credit Agreement gives the Company the right to permanently terminate, in its entirety, the Revolving Loan or the Line of Credit Loan or permanently reduce the amount available for borrowing under the Revolving Loan or the Line of Credit Loan.  In April 2020, the Company terminated the Line of Credit Loan.

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

Under the Credit Agreement, borrowing under the Delayed Draw Term Loan was available through May 31, 2021 but an amendment to the Credit Agreement entered into on November 10, 2020 extended the period through May 31. 2022.

 Index
Accrued interest on each loan under the Credit Facility is payable monthly in arrears.  The Term Loan and the Delayed Draw Term Loan bear interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50%.  At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the principal balance of the Term Loan, which matures on the same date as the Term Loan. pursuant to a swap agreement between the Company and the Lender.  At the end of the borrowing availability period for the Delayed Draw Term Loan, the Company is required to enter into a swap transaction with the Lender for 100% of the principal balance of the Delayed Draw Term Loan, which will mature on the same date as the Delayed Draw Term Loan, pursuant to a swap agreement between the Company and the Lender or the Lender’s affiliate.   The Term Loan and Delayed Draw Term Loan are subject to a LIBOR interest rate floor of .25% if there is no swap agreement.

Revolving Loans bear interest at a floating interest rate based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus .50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rate based on the Lender’s prime rate of interest.  Revolving Loans are subject to a LIBOR interest rate floor of .00%.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type.  As of September 30, 2020 the Company was in compliance with all debt covenants. As of September 30, 2020 and December 31, 2019, the Company had $18.3 million and $34.8 million, respectively, outstanding under the Credit Facility; offset by $0.7 million and $0.8 million of deferred finance fees, respectively.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan.  As of September 30, 2020 and December 31, 2019, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

The following table sets forth our long-term debt (in thousands):

	September 30, 2020	December 31, 2019
Credit agreement	$18,333	$34,833
Deferred Financing Fees	(666)	(805)
	17,667	34,028
Less current maturities	(2,000)	(2,000)
	$15,667	$32,028

 Index
Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of September 30, 2020, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2031 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility*	$18,333	$2,000	$4,000	$12,333	$-
Operating leases	90,230	15,276	29,632	23,850	21,472
Interest on term loan**	3,273	946	1,567	760	-
Total contractual cash obligations	$111,836	$18,222	$35,199	$36,943	$21,472

* Excludes deferred finance fees of $0.7 million.
** Includes fixed rate interest payment resulting from the cash flow hedge.

As of September 30, 2020, we had outstanding loan principal commitments to our active students of $20.0 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are packaged to fund their education using these funds and they are not reported on our financials.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020, except for surety bonds.  As of September 30, 2020, we posted surety bonds in the total amount of approximately $12.4 million.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

This year, due to COVID-19 and not a seasonality issue, it has not been a typical year and expenses have varied more significantly. During the first half of the year, we make significant investments in marketing, staff, programs and facilities to meet our targets for the second half of the year and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

Financial Responsibility Update

All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year based on the institution’s annual audited financial statements, as well as following a change in ownership resulting in a change of control of the institution.  The most significant financial responsibility measurement is the institution’s composite score, which is calculated by the DOE.  See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Regulatory Environment – Financial Responsibility Standards.”

 Index
We originally were required to submit to the DOE our audited financial statements for the 2019 fiscal year by June 30, 2020, but the DOE extended the deadline for institutions to submit audited financial statements by six months in published guidance prompted by the impact of the COVID-19 pandemic.  We originally anticipated that our composite score for the 2019 fiscal year would be 1.6, subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2019 fiscal year.

We submitted to the DOE our audited financial statements for the 2019 fiscal year on July 2, 2020, which was after the normal submission deadline of June 30, 2020 but nearly six months in advance of the amended deadline under DOE guidance published on May 15, 2020.  Subsequently, the DOE issued a notice on October 1, 2020, indicating that the submission was incomplete because it did not include a required supplemental schedule, did not comply with generally accepted accounting principles for recognizing lease assets and lease liabilities, and did not adhere to the proper treatment of long-term debt in its composite score calculations under the regulations.  Each of these requirements are related to technical revisions to the composite score calculation that took effect on July 1, 2020.  We did not believe these revisions were expected to apply to the 2019 financial statements because the revisions did not take effect until July 1, 2020 and the original deadline for submission of the 2019 financials was June 30, 2020.  However, the financials were submitted two days after June 30, 2020, and the DOE has taken the position that its extension of the submission deadline did not also result in an extension of the then-existing procedures for calculating the composite score.  The DOE requested that we review and correct our submission within 45 calendar days.

We prepared an updated submission and composite score calculation in response to the Department’s notice and resubmitted our financial statements for the 2019 fiscal year on November 13, 2020.  We recalculated our composite score at 1.3, which would result in our institutions remaining in the zone requirements under the financial responsibility regulations.  See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Regulatory Environment – Financial Responsibility.”  We are currently operating under the “Zone Alternative” and expect to elect to continue participating under the Zone Alternative if the Department determines that we are in the zone.

Our final composite score is subject to determination by the Department.  Our composite score also is subject to reduction under the regulations if a triggering event occurs and results in circumstances that require recalculation of the composite score under the regulations.  If an institution’s composite score is below 1.0, the institution is considered by the DOE to lack financial responsibility. If the DOE determines that an institution does not satisfy the DOE’s financial responsibility standards, depending on its composite score and other factors, that institution may establish its eligibility to participate in the Title IV Programs on an alternative basis by, among other things, submitting a letter of credit or other form of financial protection in an amount to be determined by the DOE, comply with the zone requirements and potentially accept other conditions or restrictions.  See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Regulatory Environment – Financial Responsibility.”

Closed School Loan Discharges

The DOE may grant closed school loan discharges of Federal student loans based upon applications by qualified students.   The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses.  If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. On September 3, 2020, we received final audit determination letters asserting liabilities for closed school loan discharges in connection with the closure of certain campuses.  We subsequently provided additional documentation to the Department that support reductions in the liability amount and await the final determination by the Department. We cannot predict the timing or amount of any additional loan discharges that the DOE may approve or the liabilities that the DOE may seek from us. We have the right to appeal any asserted liabilities under an administrative appeal process within the DOE.  We also cannot predict the timing or potential outcome of any administrative appeals of any such liabilities.

Regulations Update – Negotiated Rulemaking

On April 2, 2020, the DOE published proposed regulations related primarily to distance education and to topics addressed during negotiated rulemaking committee meetings that took place in early 2019.  See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Regulatory Environment – Negotiated Rulemaking.”  The proposed regulations address topics including, among other things, correspondence courses, direct assessment programs, foreign institutions, written arrangements with ineligible institutions or organizations to provide a portion of an educational program, requirements for prompt action by the DOE on certain Title IV eligibility applications, requirements related to the length of educational programs and entry level requirements for the occupation, the clock to credit hour conversion formula, the requirements for returning unearned Title IV Program funds received for students who withdraw before completing their educational programs, and the requirements for measuring a student’s satisfactory academic progress.  On September 2, 2020, the DOE published the final regulations with some amendments and a general effective date of July 1, 2021.  We are in the process of analyzing the proposed regulations and their potential impact on us and our institutions.

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

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows. Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2020.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company filed June 7, 2005 (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644).

3.2
Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A filed on October 6, 2020).

10.1*	First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 11, 2020	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

 Index
Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of the Company filed June 7, 2005 (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644).

3.2
Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3/A filed on October 6, 2020).

10.1*	First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.