Form 10-K
period 2020-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2021-03-09
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Executive Drive, Suite 340
West Orange, NJ 07052
(Address of principal executive offices)

(973) 736-9340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which
registered
Common Stock, no par	LINC	The NASDAQ Stock Market LLC
value per share

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the 20,077,331 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $78,301,591. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $3.90 per share on that date.  Shares of common stock held by executive officers and directors and persons who own 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 3, 2021 was 26,988,965.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2020, and is incorporated by reference herein.

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Overview

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology (which consists of information technology programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

Our business is organized into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions, or “HOPS”, and (c) Transitional, which refers to campus operations that have been closed.  As of December 31, 2020, we had 12,217 students enrolled at 22 campuses which excludes 102 students on leave of absence due to the coronavirus disease (“COVID-19”).  Our average enrollment for the year ended December 31, 2020 was 11,729 students which represented an increase of 6.8% from average enrollment in 2019 which excludes 375 average enrollments on leave of absence due to COVID-19.  For the year ended December 31, 2020, our revenues were $293.1 million, which represented an increase of 7.2% from the prior year.  For more information, relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

We believe that we provide our students with the highest quality career-oriented training available for our areas of study in our markets. We offer programs in areas of study that we believe are typically underserved by traditional providers of post-secondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been neglected by the traditional academic sector. By combining substantial distance training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue salary and career advancement.

Impact of COVID-19 on the Company

During the first quarter of 2020, COVID-19 began to spread worldwide and has caused significant disruptions to the U.S. and world economies.  In early March 2020, the Company began seeing the impact of the COVID-19 pandemic on our business. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. On March 13, 2020, a national emergency was declared, which made federal funds available to respond to the crisis. Beginning on March 15, 2020, many businesses closed or reduced hours throughout the U.S. to combat the spread of COVID-19. All 50 states have reported cases of COVID-19 and the states have implemented various containment efforts, including lockdowns on non-essential businesses. The circumstances related to COVID-19 are unprecedented, dynamic and evolving and currently, with variants of the virus arising, remain unpredictable.  As the economic impact of the COVID-19 pandemic continues to change, we could see significant changes to our operations.

To date, the impact of COVID-19 has primarily related to transitioning classes from in-person, hands-on learning to online, remote learning and back.  As part of this transition, the Company has incurred additional expenses.  Related to this transition, 102 students have been placed on leave of absence as they could not complete their externships.

Additionally, certain programs were extended due to restricted access to externship sites and classroom labs.   In response to COVID-19, we have also implemented initiatives to safeguard our students and our employees in this time of crisis. Due to phased re-opening on a state-by-state basis, our schools have been reopening since May 2020. As of December 31, 2020, all of our schools are open and we expect the majority of the students who were placed on leave or otherwise deferred their programs to finish their programs.

Index
Transition to Distance Learning

In the first and second quarters of 2020, the Company quickly transitioned all of its programs from in-person, hands-on learning to online, remote learning.  The Company obtained approvals from the Department of Education (the “DOE”), certain states and agencies to transition to distance learning.  The Company worked with its book vendors to obtain e-books for the students.  The Company has ensured that all students have either received laptops or tablets or that they already owned a device.  The Company has enhanced its education platform for online learning through a software program.  As schools have reopened, we are adhering to social distancing protocols which may differ from school-to-school depending on physical circumstances as well as other factors and we are limiting the number of students on campus at one time.  The schools continue to teach a portion of each program through distance learning and labs are generally taught in-person.

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

Index
Student Population and Financial Results

As of December 31, 2020, the Company had placed 102 students on leave of absence due to COVID-19.  It is expected that a majority of these students will complete their externships.

The Company has extended the length and graduation dates of a few programs in which distance learning can only be utilized for a small percentage of these programs.

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

Extended Student Financing Programs

COVID-19 is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations resulting in significantly higher levels of unemployment or underemployment. As a consequence, we expect many of our individual students will experience financial hardship, making it difficult, if not impossible, to meet their payment obligations to us without temporary assistance.

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

•
Expand Market.  We plan to deploy our resources to strengthen our brand, invest in new programs and seek opportunities to expand our footprint in new markets.  We have a solid portfolio of corporate and industry partners and they are constantly asking us to explore new geographies to serve them better. Regardless of whether we expand our current campuses to take advantage of the operating leverage or establish new campuses, our goal is to remain competitive and prudently deploy our resources.

•
Expand Teaching Platform.  Using the lessons learned from the COVID-19 pandemic, we believe we can continue to transform our in-person education model to a hybrid in-person/virtual training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs.

Programs and Areas of Study

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 19 to 136 weeks to complete, with tuition ranging from $8,000 to $46,000.  Our associate’s degree programs typically take between 64 to 98 weeks to complete, with tuition ranging from $30,000 to $40,000.  As of December 31, 2020, all of our schools offer diploma and certificate programs and nine of our schools are currently approved to offer associate’s degree programs.  In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days a week in three shifts per day and start new classes every month.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2020:

Current Programs Offered
Area of Study	Associate’s Degree	Diploma and Certificate

Automotive	Automotive Service Management, Collision Repair & Refinishing Service Management, Diesel & Truck Service Management, Heavy Equipment Maintenance Service Management
Automotive Mechanics, Automotive Technology, Automotive Technology with Audi, Automotive Technology with BMW FastTrack, Automotive Technology with Mopar X-Press, Automotive Technology with High Performance, Automotive Technology with Volkswagen, Collision Repair and Refinishing Technology, Diesel & Truck Mechanics, Diesel & Truck Technology, Diesel & Truck Technology with Alternate Fuel Technology, Diesel & Truck Technology with Transport Refrigeration, Diesel & Truck with Automotive Technology,  Heavy Equipment Maintenance Technology, Heavy Equipment and Truck Technology

Skilled Trades	Electronic Engineering Technology, Electronics Systems Service Management
Electrical & Electronics Systems Technician, Electrician Training, HVAC, Welding Technology, Welding and Metal Fabrication Technology, Welding with Introduction to Pipefitting, CNC, Advanced Manufacturing with Robotics

Health Sciences	Medical Assisting Technology	Medical Office Assistant, Medical Assistant, Patient Care Technician, Medical Coding & Billing, Dental Assistant, Licensed Practical Nursing

Hospitality Services		Culinary Arts & Food Services, Cosmetology, Aesthetics, International Baking and Pastry, Nail Technology, Therapeutic Massage & Bodywork Technician

Information Technology	Computer Networking and Support	Computer & Network Support Technician, Computer Systems Support Technician

Automotive Technology.    Automotive technology is our largest area of study, with 33% of our total average student enrollment for the year ended December 31, 2020. Our automotive technology programs are 28 to 136 weeks in length, with tuition rates of $16,000 to $46,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry-level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.

As of December 31, 2020, 12 campuses offered programs in automotive technology and most of these campuses offer other technical programs. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Skilled Trades.    For the year ended December 31, 2020, skilled trades were our second largest area of study, representing 32% of our total average student enrollment.  Our skilled trades programs are 28 to 98 weeks in length, with tuition rates of $18,000 to $36,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic & electronic systems technology. Graduates of our programs are qualified to obtain entry-level employment positions such as electrician, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2020, we offered skilled trades programs at 14 campuses.

Index
Health Sciences.    For the year ended December 31, 2020, 27% of our total average student enrollment was in our health science program. Our health science programs are 31 to 104 weeks in length, with tuition rates of $8,000 to $33,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, registered nurse, dental assistant, medical assistant, medical administrative assistant, and claims examiner. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, and doctors’ offices. Our practical nursing and medical assistant programs are our largest health science programs. As of December 31, 2020, we offered health science programs at 10 of our campuses.

Hospitality Services.    For the year ended December 31, 2020, 7% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 19 to 75 weeks in length, with tuition rates of $10,000 to $24,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas, cruise ships or are self-employed.  We offer massage programs at three campus and cosmetology programs at one campus.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2020, we offered culinary programs at two campuses.

Information Technology.    For the year ended December 31, 2020, 2% of our total average student enrollment was in our information technology programs. Our information technology programs are 42 to 78 weeks in length, with tuition rates of $22,000 to $34,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our computer and network support technician. Our graduates obtain entry-level positions with both small and large corporations.  As of December 31, 2020, we offered these programs at six of our campuses.

Marketing and Student Recruitment

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising.    We utilize a fully integrated marketing approach in our lead generation and admissions process that includes the use of traditional media such as television, radio, billboards, direct mail, a variety of print media and event marketing campaigns intended to raise brand awareness. In addition, we continually grow and enhance our digital marketing efforts, which include paid search, search engine optimization, online video and display advertising and social media channels. These channels currently drive the majority of our new student leads and enrollments. Our fully integrated marketing campaigns direct prospective students to contact us directly, visit the Lincoln website or other customized landing pages on the internet where they will find details regarding our programs and campuses and can request additional information regarding the programs that interest them.  Our internal systems enable us to closely monitor and track the effectiveness of each marketing execution on a daily or weekly basis and make adjustments accordingly to enhance our efficiency and limit our student acquisition costs.

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented 16% of our new student starts. Due to COVID-19 referrals were approximately 13% of our new student starts.  Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We endeavor to build and retain strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 250 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students’ homes or during a visit to one of our campuses.  We also recruit adult career-seekers or career-changers through our campus based representatives.

During 2020, we recruited approximately 23% of our students directly out of high school.  Field sales continue to be a large part of our business and developing local community relationships is one of our most important functions.

During 2020, COVID-19 has impacted our recruitment efforts in many ways. Many of our students do not need a physical tour in order to commit to a Lincoln school. In addition, representative efficiencies can be had with a virtual interview thus reducing the time frame from student inquiry to application.  The current remote learning in high schools has made it difficult to get in front of high school students as they make career plans.  This has impacted overall student inquiries for 2020 but has only marginally impacted student applications. The Company continues to adapt to these changes and finds different process improvements and efficiencies.

Student Admissions, Enrollment and Retention

Admissions.    In order to attend our schools, students must have either a high school diploma or a high school equivalency certificate (or General Education Development Certificate, GED). In addition, students must complete an admissions interview and complete a learner assessment. We take admissions requirements very seriously as they are the best indicators of our students’ likelihood for program success and completion thus leading to successful employment in the industry. The learner assessment is a questionnaire designed to discover student challenges and address them prior to attending. While each of our programs has different admissions criteria, we screen all applications and counsel prospective students on the most appropriate program to increase the likelihood that our students complete the requisite coursework and obtain and sustain employment following graduation.

Index
Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. As of December 31, 2020, we had 12,217 students enrolled at 22 campuses which excludes 102 students on leave of absence due to COVID-19 and our average enrollment for the year ended December 31, 2020 was 11,729 students which represented an increase of 6.8% from average enrollment in 2019 which excludes 375 average enrollments on leave of absence due to COVID-19.

Retention.       To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial and employment matters. We monitor our retention rates by instructor, course, program and school. When we become aware that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is experiencing difficulty academically, we offer tutoring. As we moved to online delivery of instruction we saw a slight decline in our student retention rate but we believe this is temporary and will improve as our as faculty become better skilled at online delivery and to ensure that this happens we have developed online teacher training for all faculty.

Job Placement

We believe that assisting our graduates in securing employment after completing their program of study is critical to our mission as a post-secondary educational institution as well as to our ability to attract high quality students and enhance our reputation in the industry.  In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”). See Part I, Item 1. “Business - Regulatory Environment—Regulation of Federal Student Financial Aid Programs.”  Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that local employers seek. Each school has an advisory council comprised of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the marketplace. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. Throughout the year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  In addition, many of our schools have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our students in health sciences programs are required to participate in an externship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills. As a result of COVID-19, many employers temporarily ceased hiring or scaled back their needs while they assessed the impact to their business from the virus.  Consequently, our placement rates declined slightly in 2020, but as more and more businesses reopen, we have seen increased demand for our graduates and we expect that the pressures of the skills gap will once again provide strong employment opportunities for our students.

Human Capital Management

Overview

We believe that each of our employees plays an important role in our enterprise.  This is particularly true of our faculty.  We are focused on attracting and retaining highly qualified personnel needed to support of our objectives of providing superior education in the programs which our schools address.

As of December 31, 2020, we had approximately 1,933 employees, including 491 full-time instructors and 391 part-time instructors, and approximately 1,051 employees serving in various administrative and management positions.  We had no seasonal workers. The number of individuals comprising our workforce has stayed largely the same in the last few years and we currently have no expectation of a significant change.

Our Board of Directors regularly reviews with management the following areas regarding our human capital management:

Staffing Our Schools

Our schools typically are staffed by a school president, a director of career services, a director of education, a director of financial-aid, a director of administrative services, a director of admissions and, of course, a variety of instructors, all of whom are industry professionals with experience in the areas of study at that particular school.

Our average student/teacher ratio is approximately 16 to 1, however, in 2020 due to COVID-19, our average in-person student/teacher ratio has decreased slightly based on social distancing requirements which varied on a state-by-state basis.

Index
Diversity and Inclusion

We strive to create a culture of diversity and inclusion through our human capital management practices.  The achievement of workforce diversity is one important goal in the outreach efforts for professional acquisition.  As a result, since January 1, 2017, our minority workforce percentage has increased from 33.5% to 40.1%.  Further, the generational range of our workforce, at the end of 2020, was approximately equally divided among Baby Boomers, GenXers and Millennials.  Our human resources programs work to eliminate discrimination and harassment in all forms.

Development, Training and Retention

The Company employs a staff to attract and engage talent and applies fully integrated recruiting software to track and manage hiring processes for our campuses and corporate functions.  We hire our faculty in accordance with established criteria, including relevant work experience, educational background and accreditation and state regulatory standards. We require meaningful industry experience of our teaching staff in order to maintain the high quality of instruction in all of our programs that we expect and to address current and industry-specific issues in our course content. In addition, we provide intensive instructional training and continuing education, including quarterly instructional development seminars, annual reviews, technical upgrade training, faculty development plans and weekly staff meetings.

The Company acknowledges the relevance of managing productivity and efficiency of its workforce.  The Company uses current technology resources for sales and student services tasks, education support, graduate placement services, and internal talent management. Through the application of these technology tools, productivity data are obtained for key positions and used for process improvement, training, and evaluative purposes.

The Company recognizes the value to both the Company and our students of employee knowledge and skill development throughout their careers and of preparing current employees for succession opportunities.  Therefore, employees receive position-based training, as well as online access to a multitude of programs designed to support their effectiveness and growth-potential.  The Company identifies high-performing employee participants for acceleration training programs to develop internal candidates for succession opportunities in key functions.

Labor Relations

We believe that we have good relationships with all of our employees.  At six of our 22 campuses, the teaching professionals are represented by various unions. These approximately 161 employees are covered by collective bargaining agreements that expire between 2021 and 2023.  Those expiring in the short term are in the process of renegotiation.  We believe that we have good relationships with these unions and with the employees covered by these collective bargaining agreements and do not foresee issues with entering into satisfactory new agreements.

Health and Safety; COVID-19 Response

The Company considers the well-being and safety of our employees to be of significant importance.  In response to the COVID-19 pandemic, we applied CDC guidance and safety protocols; developed work-from-home options where possible; covered COVID-19 testing and vaccination 100% through our health plans; and reduced the number of personnel and students onsite at any time.   Our COVID-19 management procedures resulted in continuing operations with strong student support and no reductions in force in 2020.

Our Management

We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive positive educational and employment outcomes for our students. Under the circumstances of the challenging and changing landscape of COVID-19, our management demonstrated its abilities in innovation and resilience.  For discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A. “Risk Factors.”

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

Regulatory Environment

Students attending our schools finance their education through a combination of personal resources, family contributions, private loans and federal and state financial aid programs. Each of our schools participates in the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2020, approximately 77% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process.

In connection with the students’ receipt of federal financial aid under the Title IV Programs, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended the (“HEA”), and the regulations issued by the DOE subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the Title IV Programs. To participate in the Title IV Programs, a school must be authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. All of our schools are currently offering both online and in-person learning due to the COVID-19 pandemic.  The DOE, accrediting agencies and state agencies have waived certain requirements related to distance education and are permitting our schools to offer programs via distance education.  The DOE defines an eligible institution to consist of both a main campus and its additional locations, if any.  Our schools are either a main campus or an additional location of a main campus. Each of our schools is subject to extensive regulatory requirements imposed by state education agencies, accrediting commissions, and the DOE. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Our schools also participate in other federal and state financial aid programs that assist students in paying the cost of their education and that impose standards that we must satisfy.

State Authorization

Each of our schools must be authorized by the applicable education agencies in the states in which the school is physically located, and in some cases other states, in order to operate on ground and online and to grant degrees, diplomas or certificates to its students. State agency authorization is also required in each state in which a school is physically located in order for the school to become and remain eligible to participate in Title IV Programs.  If we are found not to be in compliance with the applicable state regulations and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to stop providing services in that state, which could have a significant impact on our business and results of operations.  Currently, each of our schools is authorized by the applicable state education agencies in the states in which the school is physically located and in which it recruits students.

Our schools are subject to extensive, ongoing regulation by each of these states. State laws typically establish standards for instruction, curriculum, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, financial operations, student outcomes and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees, diplomas or certificates. It is possible that states could change their state laws and regulations in the future that could impact the Company and its schools. Some states prescribe standards of financial responsibility that are different from, and in certain cases more stringent than, those prescribed by the DOE. Some states require schools to post a surety bond. We have posted surety bonds on behalf of our schools and education representatives with multiple states in a total amount of approximately $12.3 million.

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2020, all 22 of our campuses are nationally accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC.  The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Index
Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA2	November 26, 2018	May 1, 2023
Union, NJ1	May 24, 2019	February 1, 2024
Mahwah, NJ1	December 4, 2019	August 1, 2024
Melrose Park, IL2	December 2, 2019	November 1, 2024
Denver, CO1	June 14, 2016	February 1, 2021[4]
Columbia, MD	March 8, 2017	February 1, 2022
Grand Prairie, TX1	June 20, 2017	August 1, 2021[4]
Allentown, PA2	March 8, 2017	February 1, 2022
Nashville, TN1	September 6, 2017	May 1, 2022
Indianapolis, IN	May 15, 2018	November 1, 2021[4]
New Britain, CT	June 5, 2018	January 1, 2023
Shelton, CT2	March 1, 2019	September 1, 2023
Queens, NY1	September 4, 2018	June 1, 2023
East Windsor, CT2	October 17, 2017	February 1, 2023
South Plainfield, NJ1	December 2, 2019	August 1, 2024
Iselin, NJ	May 15, 2018	May 15, 2023
Moorestown, NJ3	May 15, 2018	May 15, 2023
Paramus, NJ3	May 15, 2018	May 15, 2023
Lincoln, RI3	May 15, 2018	May 15, 2023
Somerville, MA3	May 15, 2018	May 15, 2023
Summerlin, NV3	May 15, 2018	May 15, 2023
Marietta, GA3	May 15, 2018	May 15, 2022

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Branch campus of main campus in Iselin, NJ
4	Campus going through reaccreditation

In early February 2019, the Company received a letter dated January 31, 2019 from ACCSC, which indicated that the ACCSC commission voted to continue our schools on financial reporting with a subsequent review scheduled for ACCSC’s August 2019 meeting.  The commission continued the financial reporting status based on the net working capital deficit, accumulated deficit, and net loss reported in the nine-month financial statements submitted to ACCSC.  The commission recognized the Company’s continued efforts to improve its financial position through, among other things, closing underperforming schools and growing student enrollments, and determined that, while improvements are being realized, additional monitoring of the Company’s financial position is warranted.  The letter required us to submit certain financial information to ACCSC by July 12, 2019 which was timely submitted, and despite the passage of time, we have not received any further communications to date from ACCSC regarding this matter and we remain on financial reporting status.

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

Index
Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs. In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints and some of these have reduced the level of state financial aid available to our students.  Due to state budgetary shortfalls and constraints in certain states in which we operate, we believe that the overall level of state financial aid for our students is likely to continue to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last. Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

In 2020 we derived approximately 8% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill and Veteran Readiness and Employment services. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution report on the enrollment status of eligible students; maintain student records and make such records available for inspection; follow rules applicable to the individual benefits programs; and comply with applicable limits on the percentage of students receiving certain veterans’ benefits on a program and campus basis.

The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (“SAAs”). SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements. Processes and approval criteria, as well as interpretation of applicable requirements, can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.

The VA imposes limitations on the percentage of students per program receiving benefits under certain veterans’ benefits programs, unless the program qualifies for certain exemptions. If the VA determines that a program is out of compliance with these limitations, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans’ benefits for an affected program until we demonstrate compliance. Additionally, the VA requires a campus be in operation for two years before it can apply to participate in VA benefit programs. All of our campuses are eligible to participate in VA education benefit programs.

During 2012, President Obama signed an Executive Order directing the DOD, Veterans Affairs and Education to establish “Principles of Excellence” (“Principles”), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (“MOU”) with the DOD as well as with certain individual installations. Our access to bases for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the MOU requirement. Each of our institutions has an MOU with the DOD. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations; however, some installations will not provide MOUs to institutions that do not teach at the installation. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.

In addition to Title IV Programs and other government-administered programs, all of our schools offer extended financing programs to their students. This extension of credit helps fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. Students or their parents can apply to a number of different lenders for this funding at current market interest rates.  We are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions.

Index
Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes as of December 31, 2020 we had the following three institutions, collectively consisting of three main campuses and 19 additional locations:

Main Institution/Campus(es)	Additional Location(s)
Iselin, NJ	Moorestown, NJ
Paramus, NJ
Somerville, MA
Lincoln, RI
Marietta, GA
Las Vegas, NV (Summerlin)

New Britain, CT	Shelton, CT
Philadelphia, PA
East Windsor, CT
Melrose Park, IL
Allentown, PA
Columbia, MD

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

Institution	Expiration Date of Current Program Participation Agreement
Iselin, NJ	December 31, 2022[1]
Indianapolis, IN	September 30, 2022[1]
New Britain, CT	December 31, 2022[1]

1	Provisionally certified.

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  All of our institutions are provisionally certified by the DOE.  These institutions generate 100% of the Company’s revenue based on revenues for the 2020 fiscal year.  All of our institutions are provisionally certified based on findings in recent audits of the institutions’ Title IV Program compliance that the DOE alleges identified deficiencies related to DOE regulations regarding an institutions’ level of administrative capability.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  Provisional certification makes it easier for the DOE to revoke or decline to renew our Title IV eligibility if the DOE under the new administration chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process.  Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

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

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations. Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress or the DOE that significantly reduces Title IV Program funding, that limits or restricts the ability of our schools, programs, or students to receive funding through the Title IV Programs, or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements. The potential for changes that may be adverse to us and other for-profit schools like ours may increase as a result of the change in administration and changes in Congress.

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

Gainful Employment.  In October 2014, the DOE issued final gainful employment regulations requiring each educational program offered by our institutions to achieve threshold rates in at least one of two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio.  On July 1, 2019, the DOE issued final regulations that rescind the gainful employment regulations.  The final regulations have an effective date of July 1, 2020, but the DOE stated in an electronic announcement dated June 28, 2019 that institutions may elect to implement immediately the new regulations and that institutions that early implement the regulations will not be required to report gainful employment data for the 2018-2019 award year, to comply with requirements for including a gainful employment disclosure template in their promotional materials or directly distributing the disclosure template to prospective students, to post the gainful employment template and any other gainful employment disclosures required under the gainful employment regulations on their web pages, or to comply with certification requirements for gainful employment.  The DOE stated in the electronic announcement that institutions that do not early implement the new regulations are expected to comply with the existing gainful employment regulations until July 1, 2020.  We have elected to implement the new regulations early and have documented our early implementation of the new regulations as required by the DOE. It is possible that Congress or the DOE could enact or establish new law or regulations that could restore the gainful employment requirements or similar and potentially stricter requirements, but we cannot predict the likelihood, timing or scope of such requirements.

Borrower Defense to Repayment Regulations.  The DOE published proposed regulations on July 31, 2018 that would modify the DOE’s defense to repayment regulations, including regulations regarding, among other things, (i) acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of certain Title IV Program loans; (ii) permitting the use of arbitration clauses and class action waivers in enrollment agreements and (iii) triggering events that would result in recalculating a school’s financial responsibility score and require the school to post a letter of credit or other surety.  On September 23, 2019, the DOE published the final regulations which had a general effective date of July 1, 2020.

Among other things, the new regulations amend the processes for borrowers to receive from DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party.  The new and existing DOE regulations establish detailed procedures and standards for the loan discharge processes for periods prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans.  The regulations also modify certain components of the financial responsibility regulations, including the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  The final regulations also generally will permit the use of arbitration clauses and class action waivers while requiring institutions to make certain disclosures to students.

Index
The current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  It also is possible that Congress or the DOE could enact or establish new law or regulations that could restore prior versions of the borrower defense to repayment requirements or similar and potentially stricter requirements, but we cannot predict the likelihood, timing or scope of such requirements.

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

We have calculated that, for our 2020 fiscal year, our institutions’ 90/10 Rule percentages ranged from 74% to 83%.  For 2019, none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  Our calculations are subject to review by the DOE.

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

In September 2020, the DOE released the final cohort default rates for the 2017 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2017 federal fiscal year range from 8.0% to 11.0%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2017 federal fiscal year.

In February 2021, the DOE released draft three-year cohort default rates for the 2018 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2021.  The draft rates for our institutions for the 2018 federal fiscal year range from 6.6% to 11.3%.  None of our institutions had draft cohort default rates of 30% or more.

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

If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as “the zone.” Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the Title IV Programs by choosing one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (“HCM1”) payment method, or a different payment method other than the advance payment method, and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV Program funds received by the institution during its most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV Program disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (“HCM2”) and the reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV Program funds.  Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provides written authorization for the school to hold the credit balance.

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
•
Posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year accepting provisional certification; complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE’s standard advance funding arrangement.

The DOE has evaluated the financial responsibility of our institutions on a consolidated basis. We submitted to the DOE our audited financial statements for the 2018 fiscal year reflecting a composite score of 1.1 based upon our calculations. The DOE indicated in a January 13, 2020 letter its determination that our institutions are “in the zone” based on our composite score for the 2018 fiscal year and that we are required to operate under the Zone Alternative requirements, including the requirement to make disbursements under the HCM1 payment method and to notify the DOE within 10 days of the occurrence of certain oversight and financial events. We also are required to submit to the DOE bi-weekly cash balance submissions outlining our available cash on hand, monthly actual and projected cash flow statements, and monthly student rosters.

Because of the impact of the COVID-19 pandemic, the DOE extended the deadline for institutions to submit audited financial statements.

We initially submitted to the DOE our audited financial statements for the 2019 fiscal year on July 2, 2020 and anticipated that our composite score for the year would be 1.6.  The DOE requested that we resubmit 2019 audited financials and composite score calculation utilizing new technical revisions to the composite score calculation that took effect on July 1, 2020.

We prepared an updated submission and composite score calculation in response to the DOE’s notice and resubmitted our financial statements for the 2019 fiscal year on November 13, 2020 with a recalculated composite score of 1.5. Subsequently, on February 16, 2021, we received a letter from the DOE confirming our composite score of 1.5 for fiscal year 2019 as well as removing the Company from the Zone Alternative requirements. However, the Company will remain on HCM1 until we meet certain requirements outlined by the DOE in its letter which we are hopeful will be complete within the next few months.

For the 2020 fiscal year, we calculated our composite score to be 2.7. This score is subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2020 fiscal year, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

On September 23, 2019, the DOE published final regulations with a general effective date of July 1, 2020 that, among other things, modified the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  The regulations create lists of mandatory triggering events and discretionary triggering events.  An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs.  The mandatory triggering events include:

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

On January 11, 2018, the DOE sent letters to our then Columbia, Maryland and Iselin, New Jersey institutions requiring each institution to submit a letter of credit to the DOE based on findings of late returns of Title IV Program funds in the annual Title IV Program compliance audits submitted to the DOE for the fiscal year ended December 31, 2016.  Accordingly, we submitted letters of credit in the amounts of $0.5 million and $0.1 million to the DOE by the February 23, 2018 deadline and we continue to comply with the letter of credit requirement.  By letter dated February 16, 2021, the DOE notified us that our Columbia and Iselin institutions failed to comply with the refund requirements based on their 2017, 2018, and 2019 audits.  Consequently, the DOE has required us to maintain with the DOE a letter of credit in the amount of $600,020 until January 31, 2022.

Negotiated Rulemaking.  The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions.  We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE under the new administration may issue new regulations and guidance that could adversely impact for-profit schools including our institutions.

Index
On October 15, 2018, the DOE published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by the DOE to recognize accrediting agencies; simplification of the DOE’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and the DOE to hold institutions accountable; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; protections to ensure that accreditors recognize and respect institutional mission and evaluate an institution’s policies and educational programs based on that mission; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education; defining the term “credit hour”; defining the requirements related to the length of educational programs and entry level requirements for the occupation; addressing regulatory barriers in the DOE’s institutional eligibility and general provision regulations; addressing direct assessment programs and competency-based education; and other matters. The DOE released draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees that covered additional topics and made additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittee in early 2019, including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula; the requirements for measuring the lengths of certain educational programs; the requirements for returning unearned Title IV Program funds received for students who withdraw before completing their educational programs; and the requirements for measuring a student’s satisfactory academic progress.  The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations.  On June 12, 2019, the DOE published proposed regulations on some of the topics in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing final versions of the regulations.  The regulations have a general effective date of July 1, 2020.

On April 2, 2020, the DOE published proposed regulations related primarily to distance education and to topics addressed during negotiated rulemaking committee meetings that took place in early 2019. The proposed regulations address topics including, among other things, correspondence courses, direct assessment programs, foreign institutions, written arrangements with ineligible institutions or organizations to provide a portion of an educational program, requirements for prompt action by the DOE on certain Title IV eligibility applications, requirements related to the length of educational programs and entry level requirements for the occupation, the clock to credit hour conversion formula, the requirements for returning unearned Title IV Program funds received for students who withdraw before completing their educational programs, and the requirements for measuring a student’s satisfactory academic progress. On September 2,2020, the DOE published the final regulations with some amendments and a general effective date of July 1, 2021.

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

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE or by DOE regulations, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval. However, institutions that are provisionally certified may be required to obtain approval of new educational programs.   Our Indianapolis, New Britain, and Columbia institutions are provisionally certified and required to obtain prior DOE approval of new locations and of new educational programs because of our composite score.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

Some of the state education agencies and our accrediting commission also have requirements that may affect our schools’ ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program.

Closed School Loan Discharges.    The DOE may grant closed school loan discharges of Federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. On September 3, 2020, we received determination letters asserting liabilities for closed school loan discharges in connection with the closure of three campuses. We subsequently provided additional documentation to the DOE that support reductions in the liability amounts. The DOE subsequently issued letters reducing the liabilities for two of the campuses to approximately $81,000 and $46,000, respectively.  We have paid these amounts to the DOE.  We are currently waiting for the DOE to respond to our response for the third campus.  The DOE asserted liabilities of $412,000, but we provided documentation demonstrating that the liabilities should be reduced to $104,000.  On February 11, 2021, we received a determination letter from the DOE for closed school loan discharges for the closure of a fourth campus in the amount of approximately $74,000.  We expect to provide documentation demonstrating that the liabilities should be reduced to approximately $64,000.  We cannot predict the timing or amount of the outcome of the DOE’s consideration of our response for the third and fourth campuses, nor can we predict any additional loan discharges that the DOE may approve or the liabilities that the DOE may seek from us for these campuses or other campuses that have closed in the past. We have the right to appeal any asserted liabilities under an administrative appeal process within the DOE. We cannot predict the timing or potential outcome of any administrative appeals of any such liabilities.

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

Index
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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established twelve “safe harbors” identifying types of compensation that could be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE adopted final rules that took effect on July 1, 2011 and amended the incentive compensation rule by, among other things, eliminating the twelve safe harbors (thereby reducing the scope of permissible compensatory payments under the rule) and expanding the scope of compensatory payments and employees subject to the rule.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule and the limited published guidance that the DOE has provided, nor how it will apply the rule and guidance to our past, present, and future compensation practices.  The implementation of the final regulations required us to change our compensation practices and has had and will continue to have a significant impact the productivity of our employees, on the retention of our employees and on our business and results of operations.

Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE’s Office of Inspector General (“OIG”), state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies, and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting audit report to the DOE for review.  Some of the findings in the annual Title IV Program compliance audits for some of our institutions resulted in the DOE placing those institutions on provisional certification.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  On December 16, 2020, the OIG began an audit of our Indianapolis institution to ensure we used the funds provided under the Higher Education Emergency Relief Fund (“HEERF”) for allowable and intended purposes and to perform limited work on the institution’s cash management practices and HEERF reporting.  We are cooperating with the OIG during its audit of the institution.  To date, the OIG has not issued a draft audit report or any findings arising out of its audit.

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

Index
Significant violations of Title IV Program requirements by the Company or any of our institutions could be the basis for the DOE to limit, suspend, terminate, revoke, or decline to renew the participation of the affected institution in Title IV Programs or to seek civil or criminal penalties. Generally, a termination of Title IV Program eligibility extends for 18 months before the institution may apply for reinstatement of its participation. There is no DOE proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions’ participation in Title IV Programs, nor has the DOE notified us of an intent to revoke or decline to renew any of our institutions’ participation in Title IV Programs.

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

Scrutiny of the For-Profit Postsecondary Education Sector.  In recent years, Congress, the DOE, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the DOE, the Department of Defense and the Department of Veterans Affairs and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. Both major political parties have conveyed significantly different views on how they would propose to reauthorize the Title IV Programs and the various conditions on program or institutional eligibility they would require.  As a result of the election of President Biden and the new leadership of DOE, there is an increased likelihood of scrutiny of our institutions by federal agencies. It is not possible to know how this may affect the Company, however, any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business.

Coronavirus Aid, Relief, and Economic Security (“CARES”).  On March 27, 2020, the CARES Act was signed into law, which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and businesses impacted by the spread of COVID-19.  The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.

Among other things, the CARES Act includes a $14 billion HEERF funds for the DOE to distribute directly to institutions of higher education.  Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  Institutions are permitted to use the remainder of the funds for additional emergency grants to students or to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency.

The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools to be distributed in two equal installments which must be utilized by April 30, 2021.  The Company had $13.7 million available in the first installment which was intended for emergency grants to students.  As of December 31, 2020, the Company has distributed $13.3 million to the students and remainder was distributed in January 2021.  As of December 31, 2020, the Company had $13.7 million available from the second installment which is intended for institutional costs and additional emergency grants to students.  As of December 31, 2020, the Company has utilized $5.8 million of these funds for permitted expenses which was netted against the original expenses included in selling, general and administrative on the Consolidated Statement of Operations.  The DOE also has published guidance regarding permitted and prohibited use of these funds and requirements for reporting the use of these funds.  If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.

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

Index
Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law.  This annual appropriations bill contained the CRRSAA.  CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.

Like the CARES Act, the CRRSAA directs the majority of HEERF funds to a general program providing direct grants to institutions.  Institutions generally must designate “at least the same amount” of the funds for direct grants to students as was required under the CARES Act.  However, for-profit institutions may only use the new HEERF funds for grants to students. The student grants must prioritize students with exceptional need and may be used for any component of the student’s cost of attendance or for emergency costs that arise due to coronavirus, such as tuition, food, housing, health care (including mental health care), or child care.  Public and nonprofit institutions may use the remaining HEERF funds to (1) defray expenses associated with coronavirus (including lost revenue, reimbursement for expenses already incurred, technology costs associated with a transition to distance education, faculty and staff trainings, and payroll); (2) carry out student support activities authorized by the Higher Education Act that address needs related to coronavirus; or (3) for additional financial aid grants to students.

Upon the passage of the CRRSAA, DOE began allocating the funds to each institution of higher education based on a formula contained in the law.  The DOE has allocated a total of $15.4 million to our schools and the funds were made available as of February 2021.  The DOE has begun releasing guidance relating to the use of these funds and is expected to provide additional information in the coming weeks.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

Index
Item 1A.	RISK FACTORS

The risk factors described below and other information included elsewhere in this Annual Report on Form 10-K are among the numerous risks faced by our Company and should be carefully considered before deciding to invest in, sell or retain shares of our common stock.  These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and the risks and uncertainties described below are not the only ones we face. Investors should understand that it is not possible to predict or identify all such risks and, as such, should not consider the following to be a complete discussion of all potential risks and uncertainties that may affect the Company. Investors should consider carefully the risks and uncertainties described below in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

RISKS RELATED TO COVID-19

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

The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including the closing of many schools and businesses for extended periods of time, significantly higher unemployment and underemployment, significantly lower interest rates and equity market valuations, and extreme volatility in the U.S. and world financial markets. We expect that the impact of the COVID-19 pandemic on the U.S. economy will be significant during 2021 and that it could materially adversely affect our results of operations and financial condition, and/or our cash flows.

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

Our industry is highly regulated by federal and state governmental agencies and by accrediting commissions.  The various regulatory agencies applicable to our business periodically revise their requirements and modify their interpretations of existing requirements and restrictions. We cannot predict with certainty how any of these regulatory requirements will be applied or whether each of our schools will be able to comply with such revised requirements in the future. Given the complex nature of the regulations and the fact that they are subject to interpretation, it is reasonable to conclude that in the conduct of our business, we may inadvertently violate such regulations.  In particular, the HEA and DOE regulations specify extensive criteria and numerous standards that an institution must satisfy to establish to participate in the Title IV Programs.  For a description of these federal, state, and accrediting agency criteria, see Part I, Item 1. “Business - Regulatory Environment.”

If we are found not to have satisfied the DOE’s requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding, which could adversely affect our revenue, as we received approximately 77% of our revenue (calculated based on cash receipts) from Title IV Programs in 2020, and have a significant impact on our business and results of operations.  If any of our schools fail to comply with applicable regulatory requirements, our regulators could take a variety of adverse actions against us, and our schools could be subject to, among other things, a) the loss of, or placement of material restrictions or conditions on (i) state licensure or accreditation, (ii) eligibility to participate in and receive funds under the Title IV Programs or other federal or state financial assistance programs, or (iii) capacity to grant degrees, diplomas and certificates or (b) the imposition of liabilities or monetary penalties, any of which could have a material adverse effect on academic or operational initiatives, revenues or financial condition, and impose significant operating restrictions upon us. See Part I, Item 1. “Business – Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”  In addition, the loss by any of our schools of its accreditation, its state authorization or license, or its eligibility to participate in Title IV Programs would constitute an event of default under our credit agreement with our lender, which could result in the acceleration of all amounts then outstanding with respect to our outstanding loan obligations.

Index
If we fail to demonstrate “administrative capability” to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. For a description of these criteria, see Part I, Item 1. “Business - Regulatory Environment – Administrative Capability.”

If we are found not to have satisfied the DOE’s “administrative capability” requirements, or otherwise failed to comply with one or more DOE requirements, one or more of our institutions and its additional locations, could be limited in its access to, or lose, Title IV Program funding.  This could adversely affect our revenue, as we received approximately 77% of our revenue (calculated based on cash receipts) from Title IV Programs in 2020, which would have a significant impact on our business and results of operations.  The DOE has placed all of our institutions on provisional certification based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institutions’ level of administrative capability.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

Congress and the DOE may make changes to the laws and regulations applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. We cannot predict what, if any, legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or other such activities of Congress.  See Part I, Item 1. “Business - Regulatory Environment – Congressional Action.”  Because a significant percentage of our revenues are derived from the Title IV Programs, any action by Congress or the DOE that significantly reduces funding for Title IV Programs or that limits the ability of our schools, programs, or students to receive funding through such programs or that imposes new restrictions upon our business or operations could reduce our student enrollment and our revenues, increase our administrative costs, require us to arrange for alternative sources of financial aid for our students, and require us to modify our practices in order to fully comply.  In addition, current requirements for Title IV Program participation may change or the present Title IV Programs could be replaced by other programs with materially different eligibility requirements.  The potential for changes that may be adverse to us and other for-profit schools like ours may increase as a result of the change in administration and changes in Congress.  If we cannot comply with the provisions of the HEA, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.

On July 1, 2020, the DOE’s published final Borrower Defense to Repayment regulations became effective. Among other things, these new regulations amend the processes for borrowers to receive from DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party.  The new and existing DOE regulations establish detailed procedures and standards for the loan discharge processes for periods prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations.”  The regulations also modify certain components of the financial responsibility regulations, including the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”

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

The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions.  We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE under the new administration may issue new regulations and guidance that could adversely impact for-profit schools including our institutions.  The DOE recently published new regulations on a variety of topics on November 1, 2019 with a general effective date of July 1, 2020 and published additional regulations on additional topics on September 2, 2020 with a general effective date of July 1, 2021.  See Part I, Item 1, “Business – Regulatory Environment – Negotiated Rulemaking.

Index
If we cannot comply with the provisions of these or other regulations, as they currently exist or may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

We cannot predict how the DOE would interpret and enforce current or future regulations or how these regulations, or any regulations that may arise out of a negotiated rulemaking process or any other regulations that DOE may promulgate, may impact our schools’ participation in the Title IV Programs; however, current or future regulations could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the recent rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.

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

We are subject to fines and other sanctions if we make incentive payments to individuals involved in certain recruiting, admissions or financial aid activities, which could increase our cost of regulatory compliance and adversely affect our results of operations.

An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in enrolling students or securing financial aid to any person involved in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. See Part I, Item 1. “Business - Regulatory Environment -- Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.”  We cannot predict how the DOE will interpret and enforce the incentive compensation rule and the limited published guidance that the DOE has provided, nor how it will apply the rule and guidance to our past, present, and future compensation practices.  These regulations have had and may continue to have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.  If we are found to have violated this law, we could be fined or otherwise sanctioned by the DOE or we could face litigation filed under the qui tam provisions of the Federal False Claims Act.

If our schools do not maintain their state licensure and accreditation, they may not participate in Title IV Programs, which could adversely affect our student population and revenues.

An institution must be accredited by an accrediting commission recognized by the DOE and by applicable state educational agencies in order to participate in Title IV Programs.  See Part I, Item 1. “Business - Regulatory Environment – State Authorization” and “Business – Regulatory Environment – Accreditation.” Our schools are currently on financial reporting status with ACCSC.  If any of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. Loss of accreditation by any of our main campuses would result in the termination of that school’s eligibility and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a significant adverse impact on our business and operations.

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

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been credited to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 45 days of such student’s withdrawal. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or may be otherwise sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. Based upon the findings of an annual Title IV Program compliance audit of our Columbia and Iselin institutions, we are required to submit a letter of credit in the amount of $600,020 to the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Return of Title IV Program Funds.”

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

All of our institutions are provisionally certified by the DOE which may make them more vulnerable to unfavorable DOE action and place additional regulatory burdens on its operations.

All of our institutions are provisionally certified by the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  The DOE typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions.  In addition, an institution that is provisionally certified must apply for and receive approval from the DOE for certain substantive changes including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of new programs. Any adverse action by the DOE or increased regulatory burdens as a result of the provisional status of one of our institutions could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

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

Our industry is subject to an intensive ongoing federal and state regulatory environment that affects our industry. The composition of federal and state executive offices, executive agencies and legislatures that are subject to change based on the results of elections, appointments and other events, may adversely impact our industry through constant changes in that regulatory environment resulting from the disparate views towards the for-profit education industry. Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

RISKS RELATED TO OUR BUSINESS

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. These skills are becoming more sophisticated in line with technological advancements in the automotive, diesel, information technology, and skilled trades. Accordingly, educational programs at our schools must keep pace with those technological advancements. The expansion of our existing programs and the development of new programs may not be accepted by our students, prospective employers or the technical education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our students require or as competitors or employers demand. If we are unable to adequately respond to changes in market requirements due to financial or regulatory constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, our placement rates could suffer and our revenues could be adversely affected.

In addition, if we are unable to adequately anticipate the requirements of the employers we serve, we may offer programs that do not teach skills useful to prospective employers, which could affect our placement rates and our ability to attract and retain students, causing our revenues to be adversely affected.

Competition could decrease our market share and cause us to lower our tuition rates.

The post-secondary education market is highly competitive. We compete for students and faculty with traditional public and private two-year and four-year colleges and universities and other proprietary schools, many of which have greater financial resources than we do. Some traditional public and private colleges and universities, as well as other private career-oriented schools, offer programs that may be perceived by students to be similar to ours. Most public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial resources not available to for-profit schools. Some of our competitors also have substantially greater financial and other resources than we have which may, among other things, allow our competitors to secure strategic relationships with some or all of our existing strategic partners or develop other high profile strategic relationships, or devote more resources to expanding their programs and their school network, or provide greater financing alternatives to their students, all of which could affect the success of our marketing programs. In addition, some of our competitors have a larger network of schools and campuses than we do, enabling them to recruit students more effectively from a wider geographic area. This strong competition could adversely affect our business.

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

Our total assets reflect substantial intangible assets. At December 31, 2020 goodwill associated with our acquisitions decreased to approximately 5.9% from 7.5% of total assets at December 31, 2019.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill would negatively affect our results of operations and total capitalization, which could be material.

Index
We cannot predict our future capital needs, and if we are unable to secure additional financing when needed, our operations and revenues would be adversely affected.

We may need to raise additional capital in the future to fund acquisitions, working capital requirements, expand our markets and program offerings or respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available to us on favorable terms, or at all.  If adequate funds are unavailable when required or on acceptable terms, we may be forced to forego attractive acquisition opportunities, cease operations and, even if we are able to continue our operations, our ability to increase student enrollment and revenues would be adversely affected.

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

As of December 31, 2020, the teaching professionals at six of our campuses are represented by unions and covered by collective bargaining agreements that expire between 2021 and 2023.  Although we believe that we have good relationships with these unions and with our employees, any strikes or work stoppages by our employees could adversely impact our relationships with our students, hinder our ability to conduct business and increase costs.

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

Our efforts to attract and enroll students result in us collecting, using and storing substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our student may be vulnerable to computer hackers, organized cyber-attacks and physical or electronic breaches or unauthorized access, acts of vandalism, ransomware, software viruses and other similar types of malicious activities.  Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A wide range of high profile data breaches in recent years has led to renewed interest in federal data and cybersecurity legislation that could increase our costs and/or require changes in our operating procedures or systems. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.  We cannot assure you that a breach, loss, or theft of personal information will not occur.

Index
Our credit agreement imposes significant operating and financial restrictions on the Company, which may prevent us from capitalizing on business opportunities, and we may incur additional debt in the future that may include similar or additional restrictions.

On November 14, 2019, the Company executed a credit agreement with its lender relating to our $60 million credit facility. The credit agreement imposes significant operating and financial restrictions. These restrictions, which are subject to a number of qualifications and exceptions, could limit our ability to, among other things:

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Our obligations under our credit facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future.  As of December 31, 2020, we had $17.8 million outstanding under the Credit Agreement which was hedged by entering into a cash flow hedge with a fixed interest rate of 5.36%. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

In December 2019, a novel strain of coronavirus, COVID-19, emerged in Wuhan, Hubei Province, China. While initially concentrated in China, the outbreak has now spread to other countries and infections have been reported globally including in the United States. The extent to which the coronavirus, like any other rapidly spreading contagious illness, may impact our operations will depend on the evolution of the outbreak, which is highly speculative at this time and cannot be predicted with any level of confidence. The duration of the outbreak, new information which emerges concerning the severity of the illness and the actions to be taken to contain the spread of the virus or its treatment remains unclear. We believe that the continued spread of the coronavirus could adversely impact our operations.  A quarantine of one or more of our instructors for two or more weeks due to exposure to the coronavirus or other contagious illness could eliminate a program unless a substitute was readily available and quarantine of an instructor or student could cause the temporary closure of an affected school which could have an adverse impact on our business and our financial results.  Further, workforce limitations and travel restrictions resulting from pandemics or disease outbreaks and related government actions may impact many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics, our operations and enrollment may be negatively impacted. Finally, state and federal regulators, including the DOE, are augmenting existing regulatory processes, waiving others, and implementing various emergency relief and aid programs. It is highly uncertain how long such regulatory accommodations will continue, or how long and in what amount emergency relief and aid funds will continue to be available. We also cannot predict the types of conditions that may be attached to participation in emergency relief and aid programs, and whether and to what extent compliance with such conditions will be monitored and enforced.

RISKS RELATED TO OUR CAPITAL STRUCTURE

The current holders of our Series A Preferred Stock, Juniper Investment Company Inc. and Talanta Investment Group, Inc., with their affiliates, beneficially own approximately 17% and 9%, respectively, of our outstanding common stock on an “as converted basis.” As such, each holder of Series A Preferred Stock possesses significant voting power over the common stock, and there can be no assurance that their interests will align with the interests of the other common shareholders.

In November 2019, we issued shares of Series A Preferred Stock to two investors that requires us to obtain the approval of the holders of a majority of the outstanding Series A Preferred Stock to authorize numerous actions, including to pay dividends on our common stock, repurchase our common stock, issue certain new classes of preferred stock, and incur indebtedness. There can be no assurance that we will be able to obtain such approval should we seek to take an action requiring their approval.

In addition to the blocking rights noted above, the holders of the Series A Preferred Stock vote with the holders of shares of common stock and not as a separate class, at any annual or special meeting of shareholders of our Company, and may act by written consent in the same manner as the holders of common stock, on an as-converted basis, but in all cases each holder of Series A Preferred Stock together with its affiliates, may not vote more than 19.99% of the total number of shares of common stock outstanding after giving effect to the shares being voted by the holder (the “Hard Cap”), unless prior shareholder approval is obtained or no longer required by the rules of the Nasdaq Stock Market. The current holders of our Series A Preferred Stock, Juniper Investment Company Inc. and Talanta Investment Group, Inc., with their affiliates, beneficially own approximately 17% and 9%, respectively, of our outstanding common stock on an “as converted basis.” As such, each holder of Series A Preferred Stock possesses significant voting power over the common stock, and there can be no assurance that their interests will align with the interests of the other common shareholders.

Index
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

Beginning on September 30, 2020, dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% are paid, in advance, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30.  The Company, at its option, may pay dividends in cash or by increasing the number of shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”). The value of any dividend paid in Conversion Shares will increase the dollar amount subject to the dividend rate and thereby increase subsequent dividend amounts.

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

Index
Registration of the Conversion Shares may cause overhang.

The holders of the Series A Preferred Stock are entitled to unlimited registration rights for the Conversion Shares, including 2 of which that may require us to effectuate an underwritten offering. Although unless our stock price significantly increases, it is likely that the Series A Holders will hold their Series A Preferred Stock and not convert them into shares of common stock, we were obligated to file with the SEC by November 13, 2020 a registration statement for the shelf covering the Conversion Shares (the “Resale Shelf”) and use our commercially reasonable efforts to cause the Resale Shelf to be declared effective by the SEC not later than 60 days after the filing thereof. The filing of the Resale Shelf covering the Conversion Shares may create market overhang on our common stock and thereby downward pressure on the price of our common stock. Should we be unable to maintain the effectiveness of the Resale Shelf (and certain other registration statements concerning the Conversion Shares), or certain other events occur with respect to such registration statements, some of which are beyond our control, we will be required to pay the holders of Series A Preferred Stock an amount equal to 1.5% of the value of the Conversion Shares covered thereby for each 30 day period that such registration statements are not effective, up to a maximum of 7.5%.

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

As of December 31, 2020, Juniper Investment Company, LLC and its affiliates (“Juniper”) beneficially owned, in the aggregate, approximately 2% of our outstanding common stock and 88% of our outstanding Series A Preferred Stock, which votes on an as-converted basis subject to a voting cap, as described below. The voting power of Juniper, including the common stock and the as-converted preferred stock with the voting cap described below, was approximately 17% as of December 31, 2020.

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

As of December 31, 2020, we leased all of our facilities, except for our campuses in Nashville, Tennessee, Grand Prairie, Texas, and Denver, Colorado, and former school property in Suffield, Connecticut, all of which we own.  We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2020, all of our existing leases expire between 2021 and 2031.

The following table provides information relating to our facilities as of December 31, 2020, including our corporate office:

Location	Brand	Approximate Square Footage
Las Vegas, Nevada	Euphoria Institute	23,000
Columbia, Maryland	Lincoln College of Technology	110,000
Denver, Colorado	Lincoln College of Technology	212,000
Grand Prairie, Texas	Lincoln College of Technology	146,000
Indianapolis, Indiana	Lincoln College of Technology	189,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
Allentown, Pennsylvania	Lincoln Technical Institute	26,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	39,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	35,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	29,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute and Lincoln Culinary Institute	47,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	350,000
West Orange, New Jersey	Corporate Office	47,000
Blue Bell, Pennsylvania	Corporate Office	4,000
Suffield, Connecticut	Former Lincoln Technical Institute	132,000

We believe that our facilities are suitable for their present intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

Following a wave of hundreds of class action lawsuits being served upon colleges and universities across the country in connection with transitioning from in-person to online classes due to COVID-19, a class action lawsuit was filed against the Company in New Jersey Federal District Court and served on December 21, 2020.  Like most of the other lawsuits across the country, the suit alleges breach of contract, unjust enrichment and conversion.  In lieu of an Answer, on January 25, 2021 the Company filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim. The Motion remains pending before the Court.  On February 17, 2021, Plaintiffs’ counsel notified the Company that it would be amending its complaint to address deficiencies the Company outlined in its Motion to Dismiss.

As previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, the NJ OAG issued two supplemental subpoenas requesting additional information.  The Company has responded to these requests and has received no further communications from the NJ OAG to date.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock, no par value per share, is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

On March 3, 2021, the last reported sale price of our common stock on the Nasdaq Global Select Market was $5.94 per share.  As of March 3, 2021, based on the information provided by Continental Stock Transfer & Trust Company, there were 63 shareholders of record of our common stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015.  The Company has no current intentions to resume the payment of cash dividends on its common stock in the foreseeable future.

However, during the third quarter of 2020, the Company paid a $1.1 million cash dividend to its Series A preferred shareholders pursuant to the Securities Purchase Agreement entered into on November 14, 2019 and the Company’s Amended and Restated Certificate of Incorporation.  This dividend covered the period from November 14, 2019 through September 30, 2020.  During the fourth quarter of 2020, the Company paid a $0.3 million cash dividend to its Series A preferred shareholders pursuant to the Securities Purchase Agreement and the Company’s Amended and Restated Certificate of Incorporation.  The Company has the option to pay the preferred stock dividends in cash or through an increase in the stated value of the preferred shares.  The Company elected to pay the dividends in cash given its strengthened liquidity position and the significantly higher stock price over the conversion price at the time of the payment.

Share Repurchases

The Company did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2020.

Equity Compensation Plan Information
We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2020 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	81,000	$7.79	2,131,922
Equity compensation plans not approved by security holders	-	-	-
Total	81,000	$7.79	2,131,922

ITEM 6.	SELECTED FINANCIAL DATA

Not Required.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2020, we had 12,217 students enrolled at 22 campuses which excludes 102 students on leave of absence due to COVID-19.

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

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 77% and 78% of our revenue on a cash basis while the remainder is primarily derived from state grants and cash payments made by students during 2020 and 2019, respectively.  The Higher Education Act of 1965, as amended (the “HEA”) requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 Rule.

Index
We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated through the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV Program funds for those students. Under Title IV Programs, the government funds a certain portion of a student’s tuition, with the remainder, referred to as “the gap,” financed by the students themselves under private party loans and extended financing agreements offered by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2-3% per year and restructured certain programs to reduce the amount of financial aid available to students, while funds received from Title IV Programs increased at lower rates.

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

Revenue recognition.

Substantially all of our revenues are considered to be revenues from contracts with students.  The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contract with Customers. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2020 and 2019 was 9.2% and 7.6%, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2020 and 2019 would have resulted in an increase in bad debt expense of $2.9 million and $2.7 million, respectively.

We do not believe that there is any direct correlation between tuition increases, the credit we extend to students and our financing commitments.  The extended financing plans we offer to our students are made on a student-by-student basis and are predominantly a function of the specific student’s financial condition.   We only extend credit to the extent there is a financing gap between the tuition and fees charged for the program and the amount of grants, loans and parental loans each student receives.  Each student’s funding requirements are unique.  Factors that determine the amount of aid available to a student include whether they are dependent or independent students, Pell grants awarded, Federal Direct loans awarded, Plus loans awarded to parents and the student’s personal resources and family contributions. As a result, it is extremely difficult to predict the number of students that will need us to extend credit to them. Our tuition increases have averaged 2-3% annually and have not meaningfully impacted overall funding requirements, since the amount of financial aid funding available to students in recent years has increased at greater rates than our tuition increases.

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

Goodwill represents a significant portion of our total assets. As of December 31, 2020, goodwill was approximately $14.5 million, or 5.9%, of our total assets, from approximately $14.5 million, or 7.5%, of our total assets at December 31, 2019.  The goodwill is allocated among nine reporting units within the Transportation and Skilled Trades Segment.

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

At December 31, 2020 and 2019, we conducted our annual test for goodwill impairment and determined we did not have an impairment.

Index
Income taxes.    We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2020 and 2019, we did not record any interest and penalties expense associated with uncertain tax positions.

Results of Operations for the Two Years Ended December 31, 2020

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended Dec 31,
	2020	2019
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	41.7%	45.2%
Selling, general and administrative	53.3%	53.1%
Loss on sale of assets	0.0%	-0.2%
Total costs and expenses	95.0%	98.1%
Operating income	5.0%	1.9%
Interest expense, net	-0.4%	-1.1%
Income from opeartions before income taxes	4.6%	0.8%
(Benefit) provision for income taxes	-12.0%	0.1%
Net income	16.6%	0.7%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated Results of Operations

Revenue.  Revenue increased $19.8 million, or 7.2% to $293.1 million for the year ended December 31, 2020 from $273.3 million in the prior year.  The increase in revenue was a result of a 6.8% increase in average student population year over year, driven by a 10.7% increase in student starts.

Student start growth of 10.7% benefitted from our ongoing investments in marketing as well as continuous evaluation and improvement of the admissions process.  Increased efficiency is evidenced by a decline in the overall cost to obtain student starts while continuing growth.  Lincoln has now experienced three years of consistent growth in student starts, with the only exception being the first quarter of 2020 which was impacted by COVID-19.  The consistent student start growth has also increased the year over year ending population, which as of December 31, 2020 grew by approximately 1,000 students or 8.3% to 12,217 excluding 102 students classified as on a leave of absence.  Students classified as on leave of absence resulted from the continuing impact of COVID-19, which restricted access to externship sites and classroom labs ultimately resulting in the extension of certain students’ graduation dates.

Educational services and facilities expense.   Our educational services and facilities expense decreased $1.3 million, or 1.1% to $122.2 million for the year ended December 31, 2020 from $123.5 million in the prior year comparable period.  The reduction in costs were driven by facility closures during the first and second quarter as a result of the impact of COVID-19.  Among the byproducts of the campus closures were reductions in utilities expenses, regular daily cleaning services and meal plan expenses.  Further cost savings were realized from rent abatements at certain campuses resulting in lower rent expense while campuses were closed.  Partially offsetting these savings were additional books and tools expense and instructional expense resulting from an increased student population.

Index
Educational services and facilities expense, as a percentage of revenue, decreased to 41.7% from 45.2% for the year ended December 31, 2020 and 2019, respectively.

Selling, general and administrative expense.  Our selling general and administrative expense increased $11.0 million, or 7.6% to $156.2 million for the year ended December 31, 2020 from $145.2 million in the prior year period.  The increase year over year was driven by several factors including increased administrative expense, additional bad debt expense and increases in our marketing investments year over year.  Partially offsetting the increase were cost savings in sales and student services.

Increased administrative expense was driven by actions taken in response to the impact of COVID-19 on our employees and students and an increase in incentive compensation accruals driven by improved financial performance.

Bad debt expense increased as a result of a higher reserve amount for doubtful accounts due to greater reserve rates and higher accounts receivable mostly driven by student population growth and the effects from COVID-19.  The COVID-19 pandemic presented challenges in our ability to reach students during campus closures and subsequently reduced on-site hours, resulting in delays in financial aid packaging and Title IV disbursements during the second and third quarters.  However, as a result of the strong focus and efforts, the fourth quarter demonstrated significant improvement or reduction in the amount of delayed Title IV disbursements.

Marketing investments increased year over year to continue to capitalize on more cost effective lead generating opportunities. We invested in higher converting channels while reducing our spend through less expensive, yet lower converting, third party affiliate channels.  In 2020 we also experienced a year over year increase in production costs with the development of a series of new commercial ads to air on traditional TV as well as through digital media channels designed to drive greater brand awareness.  Despite the increased investment in marketing, our cost per start for the full year decreased compared to the prior year, demonstrating that we are achieving a strong return on our investment as evidenced by a 10.7% increase in year over year starts.

Reductions in sales expense were the result of travel restrictions imposed by the COVID-19 pandemic, while lower student services expense was the result of suspended busing and transportation services for students.

Selling, general and administrative expense, as a percentage of revenue, increased to 53.3% from 53.1% for the year ended December 31, 2020 and 2019, respectively.

Net interest expense.  Net interest expense for the year ended December 31, 2020 decreased $1.7 million, or 56.9% to $1.3 million from $3.0 million in the prior year comparable period.  The decrease year over year is due to the reduction in interest rates we obtained in our current credit facility in combination with a lower loan balance outstanding in the current year.

Income taxes.    Our income tax benefit for the fiscal year ended December 31, 2020 was $35.1 million compared to an income tax provision of $0.3 million in the prior fiscal year.  The fiscal 2020 tax benefit primarily relates to a release of valuation allowance on deferred tax assets due to sufficient positive evidences obtained during fiscal year 2020.

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  No campuses have been categorized in the Transitional segment since the year ended December 31, 2018.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table present results for the activity for our reportable segments for the years ended December 31, 2020 and 2019:

	Twelve Months Ended December 31,
	2020	2019	% Change
Revenue:
Transportation and Skilled Trades	$207,434	$193,722	7.1%
Healthcare and Other Professions	85,661	79,620	7.6%
Total	$293,095	$273,342	7.2%

Operating Income (Loss):
Transportation and Skilled Trades	$34,458	$21,979	56.8%
Healthcare and Other Professions	11,068	7,588	45.9%
Corporate	(30,745)	(24,329)	-26.4%
Total	$14,781	$5,238	182.2%

Starts:
Transportation and Skilled Trades	9,442	8,548	10.5%
Healthcare and Other Professions	4,879	4,386	11.2%
Total	14,321	12,934	10.7%

Average Population:
Transportation and Skilled Trades	7,872	7,319	7.6%
Leave of Absense - COVID-19	(219)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	7,653	7,319	4.6%

Healthcare and Other Professions	4,232	3,666	15.4%
Leave of Absense - COVID-19	(156)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,076	3,666	11.2%

Total	12,104	10,985	10.2%
Total Excluding Leave of Absense - COVID-19	11,729	10,985	6.8%

End of Period Population:
Transportation and Skilled Trades	7,917	7,349	7.7%
Leave of Absense - COVID-19	(22)	-	100.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	7,895	7,349	7.4%

Healthcare and Other Professions	4,402	3,936	11.8%
Leave of Absense - COVID-19	(80)	-	100.0%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,322	3,936	9.8%

Total	12,319	11,285	9.2%
Total Excluding Leave of Absense - COVID-19	12,217	11,285	8.3%

Index
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Transportation and Skilled Trades

Student start results increased 10.5% to 9,442 for the fiscal year ended December 31, 2020 from 8,548 in the prior fiscal year.

Operating income increased $12.5 million, or 56.8% to $34.5 million for the year ended December 31, 2020 from $22.0 million in the prior year comparable period.  The increase year over year was mainly driven by the following factors:

•
Revenue increased $13.7 million, or 7.1% to $207.4 million for the year ended December 31, 2020 from $193.7 million in the prior year comparable period.  The increase in revenue was primarily due to a 4.6% increase in average student population, driven by a 10.5% increase in student starts year over year.

•
Educational services and facilities expense decreased $2.3 million, or 2.7% to $83.4 million for the year ended December 31, 2020 from $85.7 million in the prior year comparable period.  The reduced costs year over year were primarily driven by savings in facilities expense due to facility closures during the first and second quarter as a result of the COVID-19 pandemic, which drove down utilities expense, regular daily cleaning services and meal plan expense.  Further cost savings were realized from rent abatements at certain campuses resulting in lower rent expense while campuses were closed.

•
Selling general and administrative expense increased $3.0 million, or 3.5% to $89.6 million for the year ended December 31, 2020 from $86.6 million in the prior year comparable period.  The increase was primarily due to bad debt expense and additional investments in marketing.  Partially offsetting the increase were cost savings in sales expense and student services expense all of which are discussed in detail above in the consolidated results of operations.

Healthcare and Other Professions

Student start results increased 11.2% to 4,879 for the year ended December 31, 2020 from 4,386 in the prior fiscal year.

Operating income increased 45.9% to $11.1 million for the year ended December 31, 2020 from $7.6 million in the prior year comparable period.  The $3.5 million increase was mainly driven by the following factors:

•
Revenue increased by $6.1 million, or 7.6% to $85.7 million for the year ended December 31, 2020 from $79.6 million in the prior year comparable period.  The increase in revenue was primarily due to a 11.2% increase in average student population, driven by an 11.2% increase in student starts year over year.

•
Educational services and facilities expense increased $1.0 million, or 2.7% to $38.8 million for the year ended December 31, 2020 from $37.8 million in the prior year comparable period.  The increase was primarily driven by increases in instructional expense and books and tools expense resulting from a larger student population year over year.  Partially offsetting these costs were savings realized in facilities expense driven by facility closures during the first and second quarter as a result of the COVID-19 pandemic, which drove down utilities expense and regular daily cleaning services. Further cost savings were realized from rent abatements at certain campuses resulting in lower rent expense while campuses were closed.

•
Selling general and administrative expense increased $1.5 million, or 4.5% to $35.8 million for the year ended December 31, 2020 from $34.3 million in the prior year comparable period.  The increase was primarily driven by bad debt expense, which is discussed in detail in the consolidated results of operations.

Transitional
No campuses have been classified in the Transitional segment for the year ended December 31, 2020 and 2019, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $30.7 million and $24.3 million for each of the years ended December 31, 2020 and 2019, respectively.   Increased expense was driven by actions taken in response to the impact of COVID-19 on our employees and students and an increase in incentive compensation accruals driven by improved financial performance.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the three fiscal years in the period ended December 31, 2020:

	Cash Flow Summary Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$23,485	$988
Net cash used in investing activities	$(5,483)	$(4,810)
Net cash used in financing activities	$(18,620)	$(3,480)

As of December 31, 2020, the Company had a net cash balance of $20.8 million compared to $4.6 million in the prior year comparable period. The net cash balance is calculated as our cash, cash equivalents and both the short and long-term restricted cash less both short and long-term portion of the credit agreement. The increase in our net cash position is mainly attributed to net income generated by the Company during the year, partially offset by net repayments on borrowings of $17.0 million.  As of December 31, 2020, the Company can borrow an additional $21.0 million under its credit facility.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 77% of our cash receipts relating to revenues in 2020. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

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

Operating Activities

Net cash provided by operating activities was $23.5 million and $1.0 million for each the years ended December 31, 2020 and 2019, respectively.  For the year ended December 31, 2020, changes in our operating assets and liabilities resulted in cash outflows of $37.5 million primarily attributable to changes in deferred income taxes, provision for doubtful accounts, accounts receivable and accrued expenses.  The decrease in deferred income taxes resulted in a cash outflow of $35.9 million and was the result of the reversal of a tax valuation allowance in the current year.  The increase in the provision for doubtful accounts resulted in a cash inflow of $26.9 million and was driven by increased reserve rates coupled with a higher accounts receivable balance.  Increases in accounts receivable resulted in a cash outflow of $37.4 million and was driven in part by a larger student population.  Increases in the accrued expenses resulted in a cash inflow of $8.8 million and was driven by increases in compensation accruals resulting from an improved financial condition year over year.

Investing Activities

Net cash used in investing activities was $5.5 million for the fiscal year ended December 31, 2020 compared to $4.8 million in the prior fiscal year.  The decrease of $0.7 million was primarily the result of proceeds received from an insurance settlement in the prior year.

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

Index
Financing Activities

Net cash used in financing activities was $18.6 million for the year ended December 31, 2020 compared to $3.5 million in the comparable prior year period.  The increase of $15.1 million was due to several factors including the payment of $1.4 million in dividends in the current year; an increase in net payments on borrowings of $2.5 million year over year; and proceeds received in the prior year of approximately $12.0 million from the issuance of Series A Convertible Preferred Stock in November 2019.

Net payments on borrowings consisted of: (a) total borrowings to date under our secured credit facility of $11.0 million; and (b) $28.0 million in total repayments made by the Company.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of December 31, 2020, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

As of December 31, 2020 and 2019, the Company had $17.8 million and $34.8 million, respectively, outstanding under the Credit Facility offset by $0.6 million and $0.8 million of deferred finance fees, respectively.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan.  As of December 31, 2020 and 2019, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Long-term debt and lease obligations consist of the following:

	As of December 31,
	2020	2019
Credit agreement	$17,833	$34,833
Deferred financing fees	(621)	(805)
Subtotal	17,212	34,028
Less current maturities	(2,000)	(2,000)
Total long-term debt	$15,212	$32,028

We had outstanding financing principal commitments to our active students of $21.7 million and $23.3 million as of December 31, 2020 and 2019, respectively.  These are extended financing plans and no cash is advanced to students.  The full amount is not guaranteed unless the student completes the program. The extended financing plans are considered commitments because the students are packaged to fund their education using these funds and they are not reported on our financials.

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2020, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2031 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

We had no off-balance sheet arrangements as of December 31, 2020, except for surety bonds.  At December 31, 2020, we posted surety bonds in the total amount of approximately $12.4 million.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

SEASONALITY AND OUTLOOK

Index
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

This year, due to COVID-19 and not a seasonality issue, it has not been a typical year and expenses have varied more significantly. In a typical year, during the first half of the year, we make significant investments in marketing, staff, programs and facilities to meet our targets for the second half of the year and, as a result, such expenses do not fluctuate significantly on a quarterly basis. To the extent new student enrollments, and related revenue, in the second half of the year fall short of our estimates, our operating results could be negatively impacted. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change as a result of new school openings, new program introductions, and increased enrollments of adult students and/or acquisitions.

Effect of Inflation

Inflation has not had and is not expected to have a significant impact on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations.  Our obligations under our credit facility are secured by a lien on substantially all of our assets and any assets that we or our subsidiaries may acquire in the future.  As of December 31, 2020, we had $17.8 million outstanding under the Credit Agreement for which we originally hedged 57% of the amount outstanding by entering into a cash flow hedge with a fixed interest rate of 5.36%.

Based on our remaining unhedged outstanding debt balance as of December 31, 2020, a change of one percent in the interest rate would have caused a change in our interest expense of approximately $0.2 million, or $0.01 per basic share, on an annual basis.  Changes in interest rates could have an impact on our operations, which are greatly dependent on our students’ ability to obtain financing and, as such, any increase in interest rates could greatly impact our ability to attract students and have an adverse impact on the results of our operations.

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

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2020 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report included in this Form 10-K that follows.

ITEM 9B.	OTHER INFORMATION

None.

Index
PART III.

Certain information required by this item will be included in a definitive proxy statement for the Company’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and is incorporated by reference herein.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information required by this Item 10 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

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

The information required by this Item 11 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

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

3.2
Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-3 filed October 6, 2020).

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

4.3*	Description of Securities of the Company

10.1+	Employment Agreement, dated as of December 10, 2020, between the Company and Scott M. Shaw (incorporated by reference to the Company’s Current Report on Form 8-K filed December 11, 2020).

10.2+	Employment Agreement, dated as of November 7, 2018, between the Company and Scott M. Shaw (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.3+	Employment Agreement, dated as of December 10, 2020, between the Company and Brian K. Meyers (incorporated by reference to the Company’s Current Report on Form 8-K filed December 11, 2020).

10.4+	Employment Agreement, dated as of November 7, 2018, between the Company and Brian K. Meyers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.5+	Employment Agreement, dated as of December 10, 2020, between the Company and Stephen M. Buchenot (incorporated by reference to the Company’s Current Report on Form 8-K filed December 11, 2020).

10.6+	Employment Agreement dated April 3, 2019 between the Company and Stephen M. Buchenot (incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2019).

10.7+	Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K dated June 5, 2020).

Index
10.11
Securities Purchase Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.12
Credit Agreement, dated as of November 14, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.13
First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 12, 2020).

10.14	Form of Indemnification Agreement between the Company and each director of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.15	Indemnification Agreement between the Company and John A. Bartholdson (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page of the Company’s Annual Report on Form 10-K filed March 6, 2021).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

Date:  March 8, 2020
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

Signature	Title	Date

/s/ Scott M. Shaw
Scott M. Shaw	Chief Executive Officer and Director	March 8, 2021

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 8, 2021
Brian K. Meyers
/s/ John A. Bartholdson	Director	March 8, 2021
John A. Bartholdson
/s/ Peter S. Burgess	Director	March 8, 2021
Peter S. Burgess
/s/ James J. Burke, Jr.	Director	March 8, 2021
James J. Burke, Jr.
/s/ Kevin M. Carney	Director	March 8, 2021
Kevin M. Carney
/s/ Celia H. Currin	Director	March 8, 2021
Celia H. Currin
/s/ Ronald E. Harbour	Director	March 8, 2021
Ronald E. Harbour
/s/ J. Barry Morrow	Director	March 8, 2021
J. Barry Morrow
/s/ Michael A. Plater	Director	March 8, 2021
Michael A. Plater
/s/ Carlton Rose	Director	March 8, 2021
Carlton Rose

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - Two Reporting Units within the Transportation and Skilled Trades Segment - Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using an equal weighting of the discounted cash flow model and the market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, which is driven by student start growth, EBITDA (Earnings Before Interest, Tax, Depreciation, and Amortization) margins, the long-term growth rate used in the calculation of the terminal value, and the discount rate to apply against the reporting unit’s financial metrics.  The determination of fair value using the market approach requires management to make significant estimates and assumptions related to the selection of EBITDA multiples and the control premiums.  Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $14.5 million as of December 31, 2020, of which $11.6 million was attributable to two reporting units within the Transportation and Skilled Trades Segment.

Index
Given the significant judgments made by management to estimate the fair value of the reporting units, including management’s judgments in selecting significant assumptions to forecast future revenues, student start growth, EBITDA margins, the long-term growth rate used in the calculation of the terminal value, and the discount rate to apply against the reporting units financial metrics, as well as the selection of the EBITDA multiples and control premiums, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue, student start growth, EBITDA margins, the long-term growth rate used in the calculation of the terminal value, and the selection of the discount rate to apply against the reporting units financial metrics used within the income approach, and selection of the EBITDA multiples and control premiums used in the market approach for the two reporting units within the Transportation and Skilled Trades Segment included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units within the Transportation and Skilled Trades Segment such as controls related to management’s selection of the long-term growth rate, discount rate, EBITDA multiples and control premiums, as well as forecasts of future revenue, student start growth and EBITDA margins.

•	We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to:
o	Historical revenues and EBITDA margins.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases, as well as in analyst and industry reports for the Company and certain peer companies.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies (2) EBITDA multiples (3) control premiums (4) long-term growth rate and (5) the discount rate by:

o
Testing the source information underlying the determination of the discount rate, the selection of the EBITDA multiples, control premiums, long-term growth rates and the discount rate and the mathematical accuracy of the calculations.

o	Developing a range of independent estimates and comparing those to the EBITDA multiples, control premiums, long-term growth rates and the discount rate selected by management.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 8, 2021
We have served as the Company’s auditor since 1999.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 8, 2021, expressed an unqualified opinion on those financial statements.

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
March 8, 2021

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,026	$23,644
Accounts receivable, less allowance of $25,174 and $18,107 at December 31, 2020 and 2019, respectively	30,021	20,652
Inventories	2,394	1,608
Prepaid income taxes and income taxes receivable	-	383
Prepaid expenses and other current assets	3,723	4,190
Total current assets	74,164	50,477

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $176,300 and $172,408 at December 31, 2020 and 2019, respectively	48,388	49,345

OTHER ASSETS:
Noncurrent restricted cash	-	15,000
Noncurrent receivables, less allowance of $3,465 and $2,260 at December 31, 2020 and 2019, respectively	16,463	15,337
Deferred income taxes, net	35,718	-
Operating lease right-of-use assets	55,187	49,065
Goodwill	14,536	14,536
Other assets, net	734	1,003
Total other assets	122,638	94,941
TOTAL ASSETS	$245,190	$194,763

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2020	2019

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$2,000	$2,000
Unearned tuition	23,453	23,411
Accounts payable	15,676	14,584
Accrued expenses	16,692	7,869
Income taxes payable	491	-
Current portion of operating lease liabilities	8,504	9,142
Other short-term liabilities	26	199
Total current liabilities	66,842	57,205

NONCURRENT LIABILITIES:
Long-term credit agreement	15,212	32,028
Pension plan liabilities	4,252	4,015
Deferred income taxes, net	-	153
Long-term portion of operating lease liabilities	52,702	46,018
Other long-term liabilities	3,133	214
Total liabilities	142,141	139,633

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at December 31, 2020 and no shares issued and outstanding at December 31, 2019	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at December 31, 2020 and 2019, issued and outstanding 26,476,329 shares at December 31, 2020 and 25,231,710 shares at December 31, 2019	141,377	141,377
Additional paid-in capital	30,512	30,145
Treasury stock at cost - 5,910,541 shares at December 31, 2020 and 2019	(82,860)	(82,860)
Retained earnings (accumulated deficit)	6,203	(42,058)
Accumulated other comprehensive loss	(4,165)	(3,456)
Total stockholders’ equity	91,067	43,148
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$245,190	$194,763

  See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019

REVENUE	$293,095	$273,342
COSTS AND EXPENSES:
Educational services and facilities	122,196	123,495
Selling, general and administrative	156,199	145,176
Gain on sale of assets	(81)	(567)
Total costs and expenses	278,314	268,104
OPERATING INCOME	14,781	5,238
OTHER:
Interest income	-	8
Interest expense	(1,275)	(2,963)
INCOME BEFORE INCOME TAXES	13,506	2,283
(BENEFIT) PROVISION FOR INCOME TAXES	(35,059)	268
NET INCOME	48,565	2,015
PREFERRED STOCK DIVIDENDS	1,378	-
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$47,187	$2,015
Basic
Net income per share	$1.49	$0.08
Diluted
Net income per share	$1.49	$0.08
Weighted average number of common shares outstanding:
Basic	24,748	24,554
Diluted	24,748	24,554

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(In thousands)

	December 31,
	2020	2019
Net income	$48,565	$2,015
Other comprehensive income
Derivative qualifying as a cash flow hedge, net of taxes (nil)	(703)	(174)
Employee pension plan adjustments, net of taxes (1)	(6)	780
Comprehensive income	$47,856	$2,621

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Stockholders’ Equity
			Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Series A Convertible Preferred Stock

	Common Stock
	Shares	Amount						Shares	Amount
BALANCE - January 1, 2018	24,641,792	$141,377	$29,484.0	$(82,860)	$(44,073)	$(4,062)	$39,866	-	-
Net income	-	-	-	-	2,015	-	2,015	-	-
Employee pension plan adjustments	-	-	-	-	-	780	780	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(174)	(174)	-	-
Issuance of series A convertible preferred stock, net of issuance costs	-	-	-	-	-	-	-	12,700	11,982
Stock-based compensation expense
Restricted stock	595,436	-	679	-	-	-	679	-	-
Net share settlement for equity-based compensation	(5,518)	-	(18)	-	-	-	(18)	-	-
BALANCE - December 31, 2019	25,231,710	141,377	30,145	(82,860)	(42,058)	(3,456)	43,148	12,700	11,982
Net income	-	-	-	-	48,565	-	48,565	-	-
Preferred stock dividend	-	-	(1,074)	-	(304)	-	(1,378)	-	-
Employee pension plan adjustments	-	-	-	-	-	(6)	(6)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(703)	(703)	-	-
Stock-based compensation expense
Restricted stock	1,319,734	-	1,686	-	-	-	1,686	-	-
Net share settlement for equity-based compensation	(75,115)	-	(245)	-	-	-	(245)	-	-
BALANCE - December 31, 2020	26,476,329	$141,377	$30,512	$(82,860)	$6,203	$(4,165)	$91,067	12,700	$11,982

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

	Year Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,565	$2,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,400	8,116
Amortization of deferred finance fees	181	190
Write-off of deferred finance fees	-	512
Deferred income taxes	(35,871)	153
Gain on disposition of assets	(81)	(567)
Fixed asset donation	(334)	(1,084)
Provision for doubtful accounts	26,888	20,847
Stock-based compensation expense	1,686	679
(Increase) decrease in assets:
Accounts receivable	(37,383)	(25,986)
Inventories	(786)	(157)
Prepaid income taxes and income taxes receivable	383	219
Prepaid expenses and current assets	158	(502)
Other assets	193	(1,368)
Increase (decrease) in liabilities:
Accounts payable	856	444
Accrued expenses	8,823	(1,687)
Unearned tuition	42	866
Income taxes payable	491	-
Other liabilities	2,274	(1,702)
Total adjustments	(25,080)	(1,027)
Net cash provided by operating activities	23,485	988
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,580)	(5,385)
Proceeds from insurance settlement	97	575
Net cash used in investing activities	(5,483)	(4,810)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	11,000	40,045
Payments on borrowings	(28,000)	(54,514)
Credit (payment) of deferred finance fees	3	(975)
Net share settlement for equity-based compensation	(245)	(18)
Dividend payment for preferred stock	(1,378)	-
Proceeds from sale of convertible preferred stock	-	12,700
Payment of convertible preferred stock issuance costs	-	(718)
Net cash used in financing activities	(18,620)	(3,480)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(618)	(7,302)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	38,644	45,946
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$38,026	$38,644

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2020	2019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,110	$2,155
Income taxes	$179	$118
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of property and equipment	$975	$2,852

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND FOR THE TWO YEARS ENDED DECEMBER 31, 2020

(In thousands, except share and per share amounts, schools, training sites, campuses and unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and businesses impacted by the spread of COVID-19. The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.  The Company has and will continue to evaluate the impact of the CARES Act on the Company’s results of operations and cash flows.  See Note 16 – COVID-19 Pandemic and CARES Act for additional discussion about the CARES Act.

Liquidity—As of December 31, 2020, the Company had cash and cash equivalents of $38.0 million.  As of December 31, 2020, the Company had a net cash balance of $20.8 million calculated as cash and cash equivalents, less both the short-term and long-term portions of the Company’s Credit Facility (defined below). As of December 31, 2020, the Company also can borrow an additional $21.0 million under its Credit Facility.  As of December 31, 2019, the Company had a net cash balance of $4.6 million.  The Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future. However, the circumstances relating to COVID-19 and its evolution are unpredictable and, if circumstances surrounding COVID-19 should evolve in a significantly adverse manner it is possible our liquidity could be materially and adversely affected.

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

Index
Restricted Cash—Restricted cash consists of deposits that were maintained at financial institutions under a cash collateral agreement pursuant to the Company’s prior credit facility.  The amounts of zero and $15.0 million as of December 31, 2020 and 2019, respectively, of restricted cash is included in long-term assets in the consolidated balance sheets as the restrictions were greater than one year, respectively.  Refer to Note 9 for more information on the Company’s credit facility.

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

Advertising Costs—Costs related to advertising are expensed as incurred and approximated $31.2 million and $29.8 million for the years ended December 31, 2020 and 2019, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

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

At December 31, 2020 and 2019, we conducted our annual test for goodwill impairment and determined we did not have an impairment.

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

The Company concluded that for the years ended December 31, 2020 and 2019, there were no long-lived asset impairments.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company’s cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $0.25 million. The Company’s cash balances on deposit at December 31, 2020, exceeded the balance insured by the FDIC by approximately $37.75 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of December 31, 2020 and 2019.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2020 and 2019, we did not record any interest and penalties expense associated with uncertain tax positions.

Derivative Instruments—The Company records the fair value of derivative instruments as either assets or liabilities on the balance sheet. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

All qualifying hedging activities are documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash. The Company utilizes the change in variable cash flows method to evaluate hedge effectiveness quarterly. We record the fair value of the qualifying hedges in other long-term liabilities (for derivative liabilities) and other assets (for derivative assets). All unrealized gains and losses on derivatives that are designated and qualify for hedge accounting are reported in other comprehensive income (loss) and recognized when the underlying hedged transaction affects earnings. Changes in the fair value of these derivatives are recognized in other comprehensive income.  The Company classifies the cash flows from a cash flow hedge within the same category as the cash flows from the items being hedged.

Index
Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In October 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-10, “Codification Improvements”, which makes minor technical corrections and clarifications to the ASU. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removes separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and hence most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. ASU No. 2020-06 is effective for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For convertible instruments that include a down-round feature, entities may early adopt the amendments that apply to the down-round features if they have not yet adopted the amendments in ASU 2017-11. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, “Income Taxes”. ASU 2019-12 also clarifies and amends GAAP for other areas of Topic 740. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU  2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements and related disclosures. The Company adopted ASU 2018-14 on January 1, 2020, which did not have a material effect on the Company’s consolidated financial statements and related disclosures

 In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 adds a SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updates the SEC section of the Codification for the change in the effective date of Topic 842. Early adoption is permitted. We are currently assessing the impact that these ASUs will have on our consolidated financial statements and related disclosures.

Index
2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the U.S. Department of Education (the “DOE”). During the years ended December 31, 2020 and 2019, approximately 77% and 78%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the years ended December 31, 2020 and 2019, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis under DOE regulations, from the Title IV Program funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% for a single fiscal year, will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further oversight.  If an institution’s composite score is below 1.5, but is at least 1.0, it is in a category denominated by the DOE as “the zone.” Under the DOE regulations, institutions that are in the zone typically may be permitted by the DOE to continue to participate in the Title IV Programs by choosing one of two alternatives:  1) the “Zone Alternative” under which an institution is required to make disbursements to students under the Heightened Cash Monitoring 1 (“HCM1”) payment method, or a different payment method other than the advance payment method, and to notify the DOE within 10 days after the occurrence of certain oversight and financial events or 2) submit a letter of credit to the DOE equal to 50 percent of the Title IV Program funds received by the institution during its most recent fiscal year.  The DOE permits an institution to participate under the “Zone Alternative” for a period of up to three consecutive fiscal years.  Under the HCM1 payment method, the institution is required to make Title IV Program disbursements to eligible students and parents before it requests or receives funds for the amount of those disbursements from the DOE.  As long as the student accounts are credited before the funding requests are initiated, an institution is permitted to draw down funds through the DOE’s electronic system for grants management and payments for the amount of disbursements made to eligible students.  Unlike the Heightened Cash Monitoring 2 (“HCM2”) and the reimbursement payment methods, the HCM1 payment method typically does not require schools to submit documentation to the DOE and wait for DOE approval before drawing down Title IV Program funds.  Effective July 1, 2016, a school under HCM1, HCM2 or reimbursement payment methods must also pay any credit balances due to a student before drawing down funds for the amount of those disbursements from the DOE, even if the student or parent provides written authorization for the school to hold the credit balance.

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
•
Posting a letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its most recently completed fiscal year accepting provisional certification; complying with additional DOE monitoring requirements and agreeing to receive Title IV Program funds under an arrangement other than the DOE’s standard advance funding arrangement.

Index
The DOE has evaluated the financial responsibility of our institutions on a consolidated basis. We submitted to the DOE our audited financial statements for the 2018 fiscal years reflecting a composite score of 1.1, respectively, based upon our calculations. The DOE indicated in a January 13, 2020 letter its determination that our institutions are “in the zone” based on our composite scores for the 2018 fiscal year and that we are required to operate under the Zone Alternative requirements, including the requirement to make disbursements under the HCM1 payment method and to notify the DOE within 10 days of the occurrence of certain oversight and financial events. We also are required to submit to the DOE bi-weekly cash balance submissions outlining our available cash on hand, monthly actual and projected cash flow statements, and monthly student rosters.

Because of the impact of the COVID-19 pandemic, the DOE extended the deadline for institutions to submit audited financial statements.

We initially submitted to the DOE our audited financial statements for the 2019 fiscal year on July 2, 2020 and anticipated that our composite score for the year would be 1.6.  The DOE requested that we resubmit 2019 audited financials and composite score calculation utilizing new technical revisions to the composite score calculation that took effect on July 1, 2020.

We prepared an updated submission and composite score calculation in response to the DOE’s notice and resubmitted our financial statements for the 2019 fiscal year on November 13, 2020 with a recalculated composite score of 1.5. Subsequently, on February 16, 2021, we received a letter from the DOE confirming our composite score of 1.5 for fiscal year 2019 as well as removing the Company from the Zone Alternative requirements. However, the Company will remain on HCM1 until we meet certain requirements outlined by the DOE in its letter which we are hopeful will be complete within the next few months.

For the 2020 fiscal year, we calculated our composite score to be 2.7. This score is subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2020 fiscal year, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

On September 23, 2019, the DOE published final regulations with a general effective date of July 1, 2020 that, among other things, modified the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  The regulations create lists of mandatory triggering events and discretionary triggering events.  An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs.  The mandatory triggering events include:

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

Index
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

Closed School Loan Discharges

The DOE may grant closed school loan discharges of federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. On September 3, 2020, we received determination letters asserting liabilities for closed school loan discharges in connection with the closure of three campuses. We subsequently provided additional documentation to the DOE that support reductions in the liability amounts. The DOE subsequently issued letters reducing the liabilities for two of the campuses to approximately $81,000 and $46,000, respectively.  We have paid these amounts to the DOE.  We are currently waiting for the DOE to respond to our response for the third campus.  The DOE asserted liabilities of $412,000, but we provided documentation demonstrating that the liabilities should be reduced to $104,000.  On February 11, 2021, we received a determination letter from the DOE for closed school loan discharges for the closure of a fourth campus in the amount of approximately $74,000.  We expect to provide documentation demonstrating that the liabilities should be reduced to approximately $64,000.  We cannot predict the timing or amount of the outcome of the DOE’s consideration of our response for the third and fourth campuses, not can we predict any additional loan discharges that the DOE may approve or the liabilities that the DOE may seek from us for these campuses or other campuses that have closed in the past. We have the right to appeal any asserted liabilities under an administrative appeal process within the DOE. We cannot predict the timing or potential outcome of any administrative appeals of any such liabilities.

3.	NET INCOME PER SHARE

The Company presents basic and diluted income per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on preferred stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding. The basic and diluted net income amounts are the same for the years ended December 31, 2020 and 2019 as a result of the anti-dilutive impact of the potentially dilutive securities.

Net income (loss) per common share was calculated using the treasury stock method for September 30, 2019, June 30, 2019 and March 31, 2019. Dilutive potential common shares include outstanding stock options, unvested restricted stock and Series A Preferred Stock. The Company uses the more dilutive method of calculating the diluted income per share by applying the more dilutive of either (a) the treasury stock method, if-converted method, or (b) the two-class method in its diluted income (loss) per common share calculation. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of restricted stock. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

Index
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below:

	Year Ended December 31,
(in thousands, except share data)	2020	2019
Numerator:
Net income	$48,565	$2,015
Less: preferred stock dividend	(1,378)	-
Less: allocation to preferred stockholders	(8,224)	(54)
Less: allocation to restricted stockholders	(2,150)	(38)
Net income allocated to common stockholders	$36,813	$1,923

Basic net income per share:
Denominator:
Weighted average common shares outstanding	24,748,496	24,554,033
Basic net income per share	$1.49	$0.08

Diluted net income per share:
Denominator:
Weighted average number of:
Common shares outstanding	24,748,496	24,554,033
Dilutive potential common shares outstanding:
Series A Preferred Stocck	-	-
Unvested restricted stock	-	-
Stock options	-	-
Dilutive shares outstanding	24,748,496	24,554,033
Diluted net income per share	$1.49	$0.08

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Year Ended December 31,
	2020	2019
Series A preferred stock	-	-
Unvested restricted stock	632,693	88,848
	632,693	88,848

4.	REVENUE RECOGNITION

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

Unearned tuition in the amount of $23.5 million and $23.4 million is recorded in the current liabilities section of the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively. The change in this contract liability balance during the year ended December 31, 2020 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the year ended December 31, 2020 that was included in the contract liability balance at the beginning of the year was $23.4 million.

Index
The following table depicts the timing of revenue recognition:

	Year ended December 31, 2020
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$12,519	$4,718	$17,237
Services transferred over time	194,915	80,943	275,858
Total revenues	$207,434	$85,661	$293,095

	Year ended December 31, 2019
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$11,881	$4,521	$16,402
Services transferred over time	181,841	75,099	256,940
Total revenues	$193,722	$79,620	$273,342

5.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease.  An operating lease right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 11 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

Our operating lease cost for the years ended December 31, 2020 and 2019 was $15.3 and $14.5 million, respectively.  Our variable lease cost for the years ended December 31, 2020 and 2019 was $0.6 and $2.9 million, respectively.  The net change in ROU asset and operating lease liability are included in other assets in the consolidated cash flows for the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, the Company has withheld portions of and/or delayed payments to certain of its landlords as the Company sought to renegotiate payment terms, in order to further maintain liquidity given the temporary closures of its facilities. In some instances, the negotiations with landlords have led to agreements with landlords for rent abatements or rental deferrals, while, in other cases, negotiations are ongoing. Total payments withheld or deferred as of December 31, 2020 were approximately $0.5 million and are included in current liabilities.

In accordance with the FASB’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for agreed concessions by landlords that do not result in a substantial increase in the rights of the landlord or the obligations of the Company, as lessee, as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected not to re-measure the related lease liabilities and right-of-use assets associated with rent concessions due to COVID-19. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the year ended December 31, 2020, the Company recognized $0.6 million of negative lease expense related to rent abatement concessions.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	December 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,390	$12,926
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets*	$14,890	$63,911

* Includes effect of adoption of ASU 2016-02 and related amendments and a new lease entered into on January 1, 2019 of $5.6 million.

As of December 31, 2020, there were four lease modifications that resulted in noncash re-measurements of the related ROU asset and operating lease liability of $14.9 million.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term	6.11 years	6.22 years
Weighted-average discount rate	11.33%	12.86%

Maturities of lease liabilities by fiscal year for our operating leases as of December 31, 2020 are as follows:

Year ending December 31,
2021	14,705
2022	14,750
2023	13,451
2024	12,306
2025	10,748
Thereafter	18,380
Total lease payments	84,340
Less: imputed interest	(23,133)
Present value of lease liabilities	$61,207

6.	GOODWILL

Changes in the carrying amount of goodwill during the years ended December 31, 2020 and 2019 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2019	$117,176	$102,640	$14,536
Adjustments	-	-	-
Balance as of December 31, 2019	117,176	102,640	14,536
Adjustments	-	-	-
Balance as of December 31, 2020	$117,176	$102,640	$14,536

As of December 31, 2020 and 2019, the goodwill balance of $14.5 million is related to the Transportation and Skilled Trades segment.

Index
7.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2020	2019
Land	-	$6,969	$6,969
Buildings and improvements	1-25	134,526	131,739
Equipment, furniture and fixtures	1-7	82,133	81,900
Vehicles	3	733	825
Construction in progress	-	327	320
		224,688	221,753
Less accumulated depreciation and amortization		(176,300)	(172,408)
		$48,388	$49,345

Depreciation and amortization expense of property, equipment and facilities was $7.4 million and $8.1 million for the years ended December 31, 2020 and 2019, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2020	2019
Accrued compensation and benefits	$12,476	$3,785
Accrued real estate taxes	2,614	1,763
Other accrued expenses	1,602	2,321
	$16,692	$7,869

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	At December 31,
	2020	2019
Credit agreement	$17,833	$34,833
Deferred financing fees	(621)	(805)
	17,212	34,028
Less current maturities	(2,000)	(2,000)
	$15,212	$32,028

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of December 31, 2020, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

As of December 31, 2020 and 2019, the Company had $17.8 million and $34.8 million, respectively, outstanding under the Credit Facility offset by $0.6 million and $0.8 million of deferred finance fees, respectively.  In January 2020, the Company repaid the $15.0 million outstanding on the Line of Credit Loan.  As of December 31, 2020 and December 31, 2019, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Index
Scheduled maturities of long-term debt at December 31, 2020 are as follows:

Year ending December 31,
2021	$2,000
2022	2,000
2023	2,000
2024	11,833
$17,833

10.	STOCKHOLDERS’ EQUITY

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

Preferred Stock

On November 14, 2019, the Company raised gross proceeds of $12.7 million from the sale of 12,700 shares of its newly designated Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”).  The Series A Preferred Stock was designated by the Company’s Board of Directors pursuant to a certificate of amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”). The liquidation preference associated with the Series A Preferred Stock was $1,000 per share at December 31, 2020.  Upon issuance each share of Series A Preferred Stock was convertible at $2.36 per share of common stock (as may be adjusted pursuant to the Charter Amendment, the “Conversion Price”) into 423,729 shares of common stock (the number of shares into which the Series A Preferred Stock is convertible at any time, the “Conversion Shares”).  The Company incurred issuance costs of $0.7 million as part of this transaction.

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

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value.  As of December 31, 2020, we paid a $1.4 million cash dividend on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares.  Dividends are included in the consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

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

Index
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

Registration Rights Agreement. The Company also is a party to a Registration Rights Agreement (“RRA”) with the investors of the Series A Preferred Stock.  The RRA provides for unlimited demand registration rights, of which there can be two underwritten offerings each for at least $5 million in gross proceeds, and piggyback registration rights, with respect to the Conversion Shares. In addition, the RRA obligated the Company to register “for the shelf” the resale of the Conversion Shares through the filing of a registration statement to such effect (the “Resale Shelf Registration Statement”) and have such Resale Shelf Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”).  The SEC declared the Resale Shelf Registration Statement effective on October 16, 2020.

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

Subject to adjustment as described in the 2020 Plan, the aggregate number of common shares available for issuance under the 2020 Plan is 2,000,000 shares.  As of December 31, 2020, 111,376 restricted shares have been issued to non-employee directors which vest on the first anniversary of the grant date.

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

Index
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

On February 20, 2020, performance-based restricted shares were granted to certain employees of the Company.  The shares vest 20%, 30% and 50% on the first, second and third anniversary dates, respectively, based upon the attainment of a financial target during each fiscal years ending December 31, 2020, 2021 and 2022, respectively, except in extraordinary circumstances.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.  For the year ended December 31, 2020 the Company recorded expense of $0.5 million as the expectation of attainment of the target is probable.

On February 28, 2019, restricted shares were granted to certain employees of the Company, which shares ratably vest over three years.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For the years ending December 31, 2020 and 2019, the Company recorded expense of $0.5 million and $0.4 million, respectively, in connection with this grant.

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

For the years ended December 31, 2020 and 2019, the Company completed a net share settlement for 75,115 and 5,518 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2019 and/or 2018, creating taxable income for the employees.  At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $0.2 million and less than $0.1 million for each of the years ended December 31, 2020 and 2019, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2018	35,908	$2.23
Granted	598,982	3.15
Cancelled	(3,546)	3.17
Vested	(35,908)	2.23
Nonvested restricted stock outstanding at December 31, 2019	595,436	3.15
Granted	1,319,734	2.68
Cancelled	-	-
Vested	(343,011)	3.40
Nonvested restricted stock outstanding at December 31, 2020	1,572,159	2.77

The restricted stock expense for the years ended December 31, 2020 and 2019 was $1.7 million and $0.7 million, respectively.  The unrecognized restricted stock expense as of December 31, 2020 and 2019 was $3.2 million and $1.2 million, respectively.  As of December 31, 2020, outstanding restricted shares under the LTIP had aggregate intrinsic value of $10.2 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2018	167,667	$12.11	2.97 years	$-
Cancelled	(28,667)	11.98		-

Outstanding December 31, 2018	139,000	12.14	2.53 years	-
Cancelled	(23,000)	20.15		-

Outstanding December 31, 2019	116,000	10.56	1.83 years	-
Cancelled	(35,000)	16.95

Outstanding December 31, 2020	81,000	7.79	1.17 years	-

Vested as of December 31, 2020	81,000	7.79	1.17 years	-

Exercisable as of December 31, 2020	81,000	7.79	1.17 years	-

As of December 31, 2020, there was no unrecognized pre-tax compensation expense.

11.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The following table sets forth the plan’s funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2020	2019
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$22,832	$21,105
Service cost	35	33
Interest cost	654	812
Actuarial loss	2,115	2,103
Benefits paid	(1,278)	(1,221)
Benefit obligation at end of year	24,358	22,832

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	18,817	16,835
Actual return on plan assets	2,567	3,203
Benefits paid	(1,278)	(1,221)
Fair value of plan assets-end of year	20,106	18,817

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(4,252)	$(4,015)

For the year ended December 31, 2020, the actuarial loss of $2.1 million was due to the decrease in the discount rate from 2.93% to 2.08%.

Index
Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2020	2019
Noncurrent liabilities	$(4,252)	$(4,015)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2020	2019
Accumulated loss	$(5,655)	$(5,648)
Deferred income taxes	2,367	2,366
Accumulated other comprehensive loss	$(3,288)	$(3,282)

The accumulated benefit obligation was $24.4 million and $22.8 million at December 31, 2020 and 2019, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2020	2019
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$35	$33
Interest cost	654	812
Expected return on plan assets	(1,044)	(1,011)
Recognized net actuarial loss	585	691
Net periodic benefit cost	$230	$525

The estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $0.5 million.

Index
The following tables present plan assets using the fair value hierarchy as of December 31, 2020 and 2019.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,688	$-	$-	$6,688
Fixed income	6,739	-	-	6,739
International equities	4,480	-	-	4,480
Real estate	1,016	-	-	1,016
Cash and equivalents	1,183	-	-	1,183
Balance at December 31, 2020	$20,106	$-	$-	$20,106

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,259	$-	$-	$6,259
Fixed income	6,313	-	-	6,313
International equities	4,165	-	-	4,165
Real estate	964	-	-	964
Cash and equivalents	1,116	-	-	1,116
Balance at December 31, 2019	$18,817	$-	$-	$18,817

Fair value of total plan assets by major asset category as of December 31:

	2020	2019
Equity securities	33%	33%
Fixed income	34%	34%
International equities	22%	22%
Real estate	5%	5%
Cash and equivalents	6%	6%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2020	2019
Discount rate	2.08%	2.93%
Rate of compensation increase	2.75%	2.75%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2020	2019
Discount rate	2.08%	2.93%
Rate of compensation increase	2.75%	2.75%
Long-term rate of return	5.25%	5.75%

Index
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

The Company does not expect to make contributions to the plan in 2021.  However, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was zero for each of the years ended December 31, 2020 and 2019, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2021	$1,336
2022	1,356
2023	1,385
2024	1,401
2025	1,388
Years 2026-2030	6,743

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company may contribute up to an additional 30% of the employee’s contributed amount up to 6% of compensation.  For the years ended December 31, 2020 and 2019, the Company’s expense for the 401(k) plan amounted to $0.4 million and $0.1 million, respectively.

Index
12.	INCOME TAXES

Components of the (benefit) provision for income taxes were as follows:

	Year Ended December 31,
	2020	2019
Current:
Federal	$-	$-
State	802	115
Total	802	115

Deferred:
Federal	(21,743)	120
State	(14,118)	33
Total	(35,861)	153

Total (benefit) provision	$(35,059)	$268

Effective Tax rate
The reconciliation of the effective tax rate to the U.S. Statutory Federal Income tax rate was:

	Year Ended December 31,
	2020		2019
Income before taxes	$13,506		$2,283

Expected tax	$2,836	21.0%	$479	21.0%
State tax benefit (net of federal)	(10,513)	-77.8%	148	6.5
Valuation allowance	(27,420)	-203.0%	(428)	(18.8)
Other	38	0.2%	69	3.0
Total	$(35,059)	-259.6%	$268	11.7%

Our income tax benefit for the year ended December 31, 2020 was $35.1 million compared to an income tax provision of $0.3 million in the prior year.  The 2020 tax benefit primarily relates to a release of the valuation allowance on deferred tax assets.  After weighing all the evidence, management determined that it was more likely than not that the deferred tax assets were realizable and, therefore, the valuation allowance was no longer required. As a result, the Company released the full valuation allowance as of December 31, 2020.

Index
Deferred Taxes and Valuation Allowance

The components of the non-current deferred tax assets/(liabilities) were as follows:

	At December 31,
	2020	2019
Gross noncurrent deferred tax assets (liabilities)
Allowance for bad debts	$7,659	$5,461
Accrued benefits	1,208	-
Stock-based compensation	317	178
Lease liability	16,369	14,822
Right-of-use asset	(14,759)	(13,156)
Depreciation	11,298	10,981
Goodwill	(1,091)	(766)
Other intangibles	100	135
Pension plan liabilities	1,137	1,286
Net operating loss carryforwards	13,480	18,261
Gross noncurrent deferred tax assets, net	35,718	37,202
Less valuation allowance	-	(37,355)
Noncurrent deferred tax assets (liabilities), net	$35,718	$(153)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of December 31, 2019, the Company recorded a valuation allowance of $37.4 million against its net deferred tax assets.

As of December 31, 2020, the Company has net operating loss (“NOL”) carryforwards of $43.1 million.  Of the $43.1 million NOL carryforwards, $29.3 million will start expiring in 2034 and ending in 2037 if unused.

The net operating losses generated in 2018 and beyond can be carried over indefinitely under the Tax Act. Utilization of the NOL carryforwards may be subject to a substantial limitation due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions.  These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders or public groups.

As of December 31, 2020 and 2019, the Company no longer has any liability for uncertain tax positions.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. The Company is no longer subject to U.S. federal income tax examinations for years before 2017 and, generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2017 with few exceptions.

Index
13.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Balance Sheets, are listed in the table below:

	December 31, 2020
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$38,026	$38,026	$-	$-	$38,026
Prepaid expenses and other current assets	3,723	-	3,723	-	3,723

Financial Liabilities:
Accrued expenses	$16,692	$-	$16,692	$-	$16,692
Other short term liabilities	26	-	26	-	26
Derivative qualifying as cash flow hedge	703	-	703	-	703
Credit facility	17,212	-	15,487	-	15,487

	December 31, 2019
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$23,644	$23,644	$-	$-	$23,644
Restricted cash	15,000	15,000	-	-	15,000
Prepaid expenses and other current assets	4,190	-	4,190	-	4,190

Financial Liabilities:
Accrued expenses	$7,869	$-	$7,869	$-	$7,869
Other short term liabilities	199	-	199	-	199
Derivative qualifying as cash flow hedge	174	-	174	-	174
Credit facility	34,028	-	34,028	-	34,028

As of December 31, 2020, we estimated the fair value of the Credit Facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments. As of December 31, 2019, we estimated that the carrying value of the Credit Facility approximates the fair value due to the fact that the Credit Facility was entered into in close proximity to December 31, 2019.

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

Qualifying Hedge Derivative

On November 14, 2019, the Company entered into an interest rate swap for the Term Loan with a notional amount of $20 million which expires on December 1, 2024.  The loan has a 10-year straight line amortization.  A principal amount of $0.2 million is paid monthly.  This interest rate swap converts the floating interest rate Term Loan to a fixed rate, plus a borrowing spread.  The interest rate is variable based on LIBOR plus 3.50% and the Company’s fixed rate is 5.36%. The Company designated this interest rate swap as a cash flow hedge.

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

Index
The following summarizes the fair value of the outstanding derivative:

	December 31, 2020		December 31, 2019
	Liability(1)		Liability(1)
	Notional	Fair Value	Notional	Fair Value
Derivative derived as a hedging instrument:
Interest Rate Swap	$17,800	$700	$19,800	$100

(1)
The Company’s derivative liability is measured at fair value using observable market inputs such as interest rates and our own credit risk as well as an evaluation of our counterparty’s credit risk.  Based on these inputs the derivative liability is classified within Level 2 of the valuation hierarchy. The liability is included in other long-term liabilities in the consolidated balance sheets.

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Year Ended December 31,
	2020	2019
	Interest expense
Interest Rate Swap	$100	$100

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Year Ended December 31,
	2020	2019
Derivative qualifying as cash flow hedge
Interest rate swap loss	$700	$200

14.	SEGMENT REPORTING

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

The Company continually evaluates each campus for profitability, earning potential, and customer satisfaction.  This evaluation takes several factors into consideration, including the campus’s geographic location and program offerings, as well as skillsets required of our students by their potential employers.  The purpose of this evaluation is to ensure that our programs provide our students with the best possible opportunity to succeed in the marketplace with the goals of attracting more students to our programs and, ultimately, to provide our shareholders with the maximum return on their investment.  Campuses classified in the Transitional segment have been subject to this process and have been strategically identified for closure.  As of December 31 of each of 2020 and 2019, no campuses were categorized in the Transitional segment.

Index
We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Year Ended December 31,
	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
Transportation and Skilled Trades	$207,434	70.8%	$193,722	70.9%	$34,458	$21,979
Healthcare and Other Professions	85,661	29.2%	79,620	29.1%	11,068	7,588
Corporate	-	0.0%	-	0.0%	(30,745)	(24,329)
Total	$293,095	100%	$273,342	100%	$14,781	$5,238

	Total Assets
	December 31, 2020	December 31, 2019
Transportation and Skilled Trades	$133,078	$121,611
Healthcare and Other Professions	32,753	27,945
Corporate	79,359	45,207
Total	$245,190	$194,763

15.	COMMITMENTS AND CONTINGENCIES

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

Following a wave of hundreds of class action lawsuits being served upon colleges and universities across the country in connection with transitioning from in-person to online classes due to COVID-19, a class action lawsuit was filed against the Company in New Jersey Federal District Court and served on December 21, 2020.  Like most of the other lawsuits across the country, the suit alleges breach of contract, unjust enrichment and conversion.  In lieu of an answer, on January 25, 2021 the Company filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim. The Motion remains pending before the Court.  On February 17, 2021, Plaintiff’s counsel notified the Company that it would be amending its complaint to address deficiencies the Company outlined in its Motion to Dismiss.

As previously reported, on July 6, 2018, the Company received an administrative subpoena from the Office of the Attorney General of the State of New Jersey (“NJ OAG”).  Pursuant to the subpoena, the NJ OAG requested certain documents and detailed information relating to the November 21, 2012 Civil Investigative Demand letter addressed to the Company by the Massachusetts Office of the Attorney General (“MOAG”) that resulted in a previously reported Final Judgment by Consent between the Company and the MOAG dated July 13, 2015.  The Company responded to this request and, the NJ OAG issued two supplemental subpoenas requesting additional information.  The Company has responded to these requests and has received no further communications from the NJ OAG to date.

Student Financing Plans—At December 31, 2020, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $21.7 million, net of interest.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $7.6 million at December 31, 2020.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2020, the Company has posted surety bonds in the total amount of approximately $12.3 million.

Index
16.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March and some effects of the pandemic have continued.  The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from in-person to online delivery.  The impact for the Company was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning.  As part of this transition, the Company has incurred additional expenses.  Related to this transition, some students have been placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. Additionally, certain programs were extended due to restricted access to externship sites and classroom labs which did not have a material impact on our consolidated financial statements.  In accordance with phased re-opening as applied on a state-by-state basis, all of our schools have now re-opened and the majority of the students who were on leave of absence or have deferred their programs returned to school to finish their programs.  The Company expects to continue to be impacted by COVID-19 as the situation remains dynamic and evolving and subject to rapid and possibly material change. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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

The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools to be distributed in two equal installments and must be utilized by April 30, 2021.  The Company had available $13.7 million in the first installment which was intended for emergency grants to students.  As of December 31, 2020, the Company has distributed $13.3 million to the students and remainder was distributed in January 2021.  As of December 31, 2020, the Company had available $13.7 million from the second installment which is intended for institutional costs and additional emergency grants to students.  As of December 31, 2020, the Company has utilized $5.8 million of these funds for permitted expenses which was netted against the original expenses included in selling, general and administrative on the Consolidated Statement of Operations.  As of December 31, 2020, the remaining funds are held by the DOE and the Company receives them as they are utilized.  The DOE also has published guidance regarding permitted and prohibited use of these funds and requirements for reporting the use of these funds.  If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.

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

The Company is also permitted to delay payment of FICA payroll taxes until January 1, 2021. The Company will have to repay 50% of the deferred payments by December 31, 2021, and the remaining 50% by December 31, 2022. As of December 31, 2020, the Company had deferred payments of $4.5 million.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law.  This annual appropriations bill contained the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.

Index
Like the CARES Act, the CRRSAA directs the majority of HEERF funds to a general program providing direct grants to institutions.  Institutions generally must designate “at least the same amount” of the funds for direct grants to students as was required under the CARES Act.  However, for-profit institutions may only use the new HEERF funds for grants to students. The student grants must prioritize students with exceptional need and may be used for any component of the student’s cost of attendance or for emergency costs that arise due to coronavirus, such as tuition, food, housing, health care (including mental health care), or child care.  Public and nonprofit institutions may use the remaining HEERF funds to (1) defray expenses associated with coronavirus (including lost revenue, reimbursement for expenses already incurred, technology costs associated with a transition to distance education, faculty and staff trainings, and payroll); (2) carry out student support activities authorized by the Higher Education Act that address needs related to coronavirus; or (3) for additional financial aid grants to students.

Upon the passage of the CRRSAA, DOE began allocating the funds to each institution of higher education based on a formula contained in the law.  The DOE has allocated a total of $15.4 million to our schools and the funds became available in February 2021.  The DOE has begun releasing guidance relating to the use of these funds and is expected to provide additional information in the coming weeks.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2020
Student receivable allowance	$20,367	$26,887	$(18,615)	$28,639
December 31, 2019
Student receivable allowance	$16,993	$20,847	$(17,473)	$20,367