Form 10-Q
period 2021-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2021-05-10
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Sylvan Way, Suite A	07054
Parsippany, NJ	(Zip Code)
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

As of May 5, 2021, there were 26,895,970 shares of the registrant’s common stock outstanding

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 6.	Exhibits	35
	SIGNATURES	37

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,742	$38,026
Accounts receivable, less allowance of $22,539 and $25,174 at March 31, 2021 and December 31, 2020, respectively	30,604	30,021
Inventories	2,666	2,394
Prepaid expenses and other current assets	10,770	3,723
Total current assets	70,782	74,164

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $176,757 and $176,300 at March 31, 2021 and December 31, 2020, respectively	49,035	48,388

OTHER ASSETS:
Noncurrent receivables, less allowance of $3,701 and $3,465 at March 31, 2021 and December 31, 2020, respectively	17,070	16,463
Deferred income taxes, net	34,473	35,718
Operating lease right-of-use assets	53,155	55,187
Goodwill	14,536	14,536
Other assets, net	802	734
Total other assets	120,036	122,638
TOTAL ASSETS	$239,853	$245,190

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	March 31, 2021	December 31, 2020
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$2,000	$2,000
Unearned tuition	20,240	23,453
Accounts payable	17,718	15,676
Accrued expenses	10,713	16,692
Income taxes payable	436	491
Current portion of operating lease liabilities	9,370	8,504
Other short-term liabilities	73	26
Total current liabilities	60,550	66,842

NONCURRENT LIABILITIES:
Long-term credit agreement	14,757	15,212
Pension plan liabilities	4,451	4,252
Long-term portion of operating lease liabilities	50,329	52,702
Other long-term liabilities	2,924	3,133
Total liabilities	133,011	142,141

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at March 31, 2021 and December 31, 2020	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding: 26,895,970 shares at March 31, 2021 and 26,476,329 shares at December 31, 2020	141,377	141,377
Additional paid-in capital	30,043	30,512
Treasury stock at cost - 5,910,541 shares at March 31, 2021 and December 31, 2020	(82,860)	(82,860)
Retained earnings	10,388	6,203
Accumulated other comprehensive loss	(4,088)	(4,165)
Total stockholders’ equity	94,860	91,067
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND EQUITY	$239,853	$245,190

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUE	$77,996	$70,041
COSTS AND EXPENSES:
Educational services and facilities	32,344	30,238
Selling, general and administrative	39,633	41,149
Total costs & expenses	71,977	71,387
OPERATING INCOME (LOSS)	6,019	(1,346)
OTHER:
Interest expense	(285)	(354)
INCOME (LOSS) BEFORE INCOME TAXES	5,734	(1,700)
PROVISION FOR INCOME TAXES	1,245	50
NET INCOME (LOSS)	$4,489	$(1,750)
PREFERRED STOCK DIVIDENDS	304	-
INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4,185	$(1,750)
Basic
Net income (loss) per common share	$0.13	$(0.08)
Diluted
Net income (loss) per common share	$0.13	$(0.08)
Weighted average number of common shares outstanding:
Basic	24,889	24,598
Diluted	24,889	24,598

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$4,489	$(1,750)
Other comprehensive income (loss)
Derivative qualifying as a cash flow hedge, net of taxes (nil)	211	(748)
Employee pension plan adjustments, net of taxes (nil)	(134)	140
Comprehensive income (loss)	$4,566	$(2,358)

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2021	26,476,329	$141,377	$30,512	$(82,860)	$6,203	$(4,165)	$91,067	12,700	$11,982
Net income	-	-	-	-	4,489	-	4,489	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	211	211	-	-
Stock-based compensation expense
Restricted stock	574,614	-	493	-	-	-	493	-	-
Net share settlement for equity-based compensation	(154,973)	-	(962)	-	-	-	(962)	-	-
BALANCE -March 31, 2021	26,895,970	$141,377	$30,043	$(82,860)	$10,388	$(4,088)	$94,860	12,700	$11,982

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss	Total	Shares	Amount
BALANCE - January 1, 2020	25,231,710	$141,377	$30,145	$(82,860)	$(42,058)	$(3,456)	$43,148	12,700	$11,982
Net loss	-	-	-	-	(1,750)	-	(1,750)	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(748)	(748)	-	-
Stock-based compensation expense
Restricted stock	1,191,262	-	291	-	-	-	291	-	-
Net share settlement for equity-based compensation	(58,451)	-	(172)	-	-	-	(172)	-	-
BALANCE - March 31, 2020	26,364,521	$141,377	$30,264	$(82,860)	$(43,808)	$(4,064)	$40,909	12,700	$11,982

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,489	$(1,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,901	1,890
Amortization of deferred finance charges	45	45
Deferred income taxes	1,245	-
Fixed asset donations	(29)	(220)
Provision for doubtful accounts	4,181	6,551
Stock-based compensation expense	493	291
(Increase) decrease in assets:
Accounts receivable	(5,371)	(11,835)
Inventories	(272)	(227)
Prepaid income taxes and income taxes receivable	-	71
Prepaid expenses and current assets	(7,059)	(6)
Other assets, net	429	(127)
Increase (decrease) in liabilities:
Accounts payable	782	(2,195)
Accrued expenses	(5,979)	723
Unearned tuition	(3,213)	(5,127)
Income taxes payable	(55)	-
Other liabilities	114	(31)
Total adjustments	(12,788)	(10,197)
Net cash used in operating activities	(8,299)	(11,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,219)	(1,287)
Net cash used in investing activities	(1,219)	(1,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(500)	(26,500)
Proceeds from borrowings	-	11,000
Dividend payment for preferred stock	(304)	-
Credit of deferred finance fees	-	3
Net share settlement for equity-based compensation	(962)	(172)
Net cash used in financing activities	(1,766)	(15,669)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,284)	(28,903)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	38,026	38,644
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$26,742	$9,741

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2021	2020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$331	$327
Income taxes	$-	$1
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$1,329	$721

See notes to unaudited condensed consolidated financial statements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
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

The Company’s business is organized into two reportable business segments: (a) Transportation and Skilled Trades, and (b) Healthcare and Other Professions (“HOPS”).

Liquidity—As of March 31, 2021, the Company had cash and cash equivalents of $26.7 million and a net cash balance of $10.0 million calculated as cash and cash equivalents, less both the short-term and long-term portions of the Company’s Credit Facility (defined below). As of March 31, 2021, the Company also can borrow an additional $21.0 million under its Credit Facility.  As of December 31, 2020, the Company had a net cash balance of $20.8 million.  The Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future. However, the circumstances relating to COVID-19 and its evolution are unpredictable and, if circumstances surrounding COVID-19 should evolve in a significantly adverse manner, it is possible our liquidity could be materially and adversely affected.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2020 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2021.

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

Index
New Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”, which makes minor technical corrections and clarifications to the ASU. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This update did not have an impact on the Company’s condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, “Income Taxes”. ASU 2019-12 also clarifies and amends GAAP for other areas of Topic 740. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. This ASU did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU  2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2018-14 on January 1, 2020, which did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) Topic 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 adds a SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updates the SEC section of the Codification for the change in the effective date of Topic 842. Early adoption is permitted. We are currently assessing the impact that these ASUs will have on our condensed consolidated financial statements and related disclosures.

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

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considers, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

During the three months ended March 31, 2021 and 2020, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

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

The Company presents basic and diluted income (loss) per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted common stock that include rights to non-forfeitable dividends (and, therefore, participate in undistributed income with common shareholders) to be included in computing income (loss) per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted common stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted common stock are not included in the computation of basic income (loss) per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted common stock are not contractually obligated to share in our net losses. However, the cumulative dividends on preferred stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income (loss) per common share has been computed by dividing net income (loss) allocated to common shareholders by the weighted-average number of common shares outstanding. The basic and diluted net income amounts are the same for the three months ended March 31, 2021 as a result of the anti-dilutive impact of the potentially dilutive securities.  The basic and diluted net loss amounts are the same for the three months ended March 31, 2020 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities.

Index
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

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended March 31,
(in thousands, except share data)	2021	2020
Numerator:
Net income (loss)	$4,489	$(1,750)
Less: preferred stock dividend	(304)	(308)
Less: allocation to preferred stockholders	(699)	-
Less: allocation to restricted stockholders	(252)	-
Net income (loss) allocated to common stockholders	$3,234	$(2,058)

Basic income (loss) per share:
Denominator:
Weighted average common shares outstanding	24,888,615	24,598,346
Basic income (loss) per share	$0.13	$(0.08)

Diluted income (loss) per share:
Denominator:
Weighted average number of:
Common shares outstanding	24,888,615	24,598,346
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-
Unvested restricted stock	-	-
Stock options	-	-
Dilutive shares outstanding	24,888,615	24,598,346
Diluted income (loss) per share	$0.13	$(0.08)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended March 31,
(in thousands, except share data)	2021	2020
Series A Preferred Stock	-	5,448,802
Unvested restricted stock	697,458	613,701
	697,458	6,062,503

Index

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from our contracts with students.  The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $20.2 million and $23.5 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. The change in this contract liability balance during the three-month period ended March 31, 2021 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three-month period ended March 31, 2021 that was included in the contract liability balance at the beginning of the year was $20.3 million.

The following table depicts the timing of revenue recognition:

		Three months ended March 31, 2021
	a	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time		$3,520	$1,333	$4,853
Services transferred over time		52,150	20,993	73,143
Total revenues		$55,670	$22,326	$77,996

		Three months ended March 31, 2020
	a	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time		$2,498	$1,073	$3,571
Services transferred over time		46,558	19,912	66,470
Total revenues		$49,056	$20,985	$70,041

4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and the Company has the right to control the use of such asset in as a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 11 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

Our operating lease cost for each of the three months ended March 31, 2021 and 2020 was $3.7 million.  Our variable lease cost for the three months ended March 31, 2021 was less than $0.1 million.  The net change in the ROU asset and lease liability are included in other assets in the condensed consolidated cash flows for the three months ended March 31, 2021 and 2020.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,208	$3,840
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$50	$50

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	March 31,
	2021	2020
Weighted-average remaining lease term	5.96 years	6.06 years
Weighted-average discount rate	11.27%	12.82%

Maturities of lease liabilities by fiscal year for our operating leases as of March 31, 2021 are as follows:

Year ending December 31,
2021 (excluding the three months ended March 31, 2021)	$11,507
2022	14,761
2023	13,463
2024	12,318
2025	10,761
2026	7,821
Thereafter	10,561
Total lease payments	81,192
Less: imputed interest	(21,493)
Present value of lease liabilities	$59,699

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the three months ended March 31, 2021 and 2020, respectively.

The Company reviews goodwill for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.  The Company has concluded that, as of March 31, 2021, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at March 31, 2021 and 2020 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2021	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2021	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2020	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2020	$117,176	$(102,640)	$14,536

As of March 31, 2021 and 2020, the goodwill balance is related to the Transportation and Skilled Trades segment.

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
Credit agreement	$17,333	$17,833
Deferred Financing Fees	(576)	(621)
	16,757	17,212
Less current maturities	(2,000)	(2,000)
	$14,757	$15,212

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

Accrued interest on each loan under the Credit Facility is payable monthly in arrears.  The Term Loan and the Delayed Draw Term Loan bear interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50%.  At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the principal balance of the Term Loan, which matures on the same date as the Term Loan.  At the end of the borrowing availability period for the Delayed Draw Term Loan, the Company is required to enter into a swap transaction with the Lender for 100% of the principal balance of the Delayed Draw Term Loan, which will mature on the same date as the Delayed Draw Term Loan, pursuant to a swap agreement between the Company and the Lender or the Lender’s affiliate.  The Term Loan and Delayed Draw Term Loan are subject to a LIBOR interest rate floor of 0.25% if there is no swap agreement.

Revolving Loans bear interest at a floating interest rate based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus 0.50% with a floor of 4.0%. Revolving Loans are subject to a LIBOR interest rate floor of 0.00%.

Letters of credit are charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) 0.25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Letters of credit totaling $4 million that were outstanding under the existing credit facility are treated as letters of credit under the Revolving Loan.

Under the terms of the Credit Agreement, the Company may prepay the Term Loan and/or the Delayed Draw Term Loan in full or in part without penalty except for any amount required to compensate the Lender for any swap breakage or other costs incurred in connection with such prepayment.  The Lender receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of March 31, 2021, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

As of March 31, 2021 and December 31, 2020, the Company had $17.3 million and $17.8 million, respectively, outstanding under the Credit Facility offset by $0.6 million and $0.6 million of deferred finance fees, respectively.  As of March 31, 2021 and December 31, 2020, letters of credit in the aggregate outstanding principal amount of $4.0 million were outstanding under the Credit Facility.

Index
Scheduled maturities of long-term debt at March 31, 2021 are as follows:

Year ending December 31,
2021	$1,500
2022	2,000
2023	2,000
2024	11,833
$17,333

7.	STOCKHOLDERS’ EQUITY

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

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock and (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value. As of March 31, 2021 and December 31, 2020, we paid a $0.3 million and $1.4 million, respectively, cash dividend on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares. Dividends are included in the consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

Holders of Series A Preferred Stock Right to Convert into Common Stock. Each share of Series A Preferred Stock, at any time, is convertible into a number of shares of common stock equal to (i) the sum of (A) $1,000 (subject to adjustment as provided in the Charter Amendment) plus (B) the dollar amount of any declared Series A Dividends not paid in cash divided by (ii) the Conversion Price ($2.36 per share subject to anti-dilution adjustments) as of the applicable Conversion Date (as defined in the Charter Amendment). At all times, however, the number of Conversion Shares that can be issued to any holder of Series A Preferred Stock may not result in such holder and its affiliates owning more than 19.99% of the total number of shares of common stock outstanding after giving effect to the conversion (the “Hard Cap”), unless prior shareholder approval is obtained or no longer required by the rules of the principal stock exchange on which the Company’s common stock trades.

Index
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

Additional Provisions.  The Series A Preferred Stock is perpetual and, therefore, does not have a maturity date.  The conversion price of the Series A Preferred Stock is subject to anti-dilution protections if the Company affects a stock split, stock dividend, subdivision, reclassification or combination of its common stock and certain other economically dilutive events.

Registration Rights Agreement. The Company also is a party to a Registration Rights Agreement (“RRA”) with the holders of the Series A Preferred Stock.  The RRA provides for unlimited demand registration rights, of which there can be two underwritten offerings each for at least $5 million in gross proceeds, and piggyback registration rights, with respect to the Conversion Shares. In addition, the RRA obligated the Company to register “for the shelf” the resale of the Conversion Shares through the filing of a registration statement to such effect (the “Resale Shelf Registration Statement”) and have such Resale Shelf Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”). The SEC declared the Resale Shelf Registration Statement effective on October 16, 2020.

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

Index
Subject to adjustment as described in the 2020 Plan, the aggregate number of shares of common stock available for issuance under the 2020 Plan is 2,000,000 shares. As of March 31, 2021, a total of 98,614 restricted shares of common stock have been issued to non-employee directors which vest on the first anniversary of the grant date.

On August 7, 2020, two non-employee directors were appointed to the Company’s Board of Directors and 17,096 restricted shares of common stock were granted to each non-employee of these individuals.  These shares vest on June 16, 2021.

Also on August 7, 2020, a non-employee director retired from his position on the Company’s Board of Directors and 12,762 restricted shares of common stock held by him which were unvested were accelerated to vest effective August 7, 2020.

On February 25, 2021, performance-based restricted shares were granted to certain employees of the Company. The shares vest ratably on the first, second and third anniversary dates based upon the attainment of a financial target during each fiscal years ending December 31, 2021, 2022 and 2023, respectively, except in extraordinary circumstances.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For the three months ended March 31, 2021, the Company recorded expense of $0.1 million as the expectation of attainment of the target is probable.

On February 20, 2020, performance-based restricted shares were granted to certain employees of the Company.  The shares vest 20%, 30% and 50% on the first, second and third anniversary dates, respectively, based upon the attainment of a financial target during each fiscal years ending December 31, 2020, 2021 and 2022, respectively, except in extraordinary circumstances.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.  For each of the three months ended March 31, 2021 and 2020, the Company recorded expense of $0.1 million as the expectation of attainment of the target is probable.

LTIP

Under the LTIP, certain employees have received awards of restricted shares of common stock based on service and performance.  The number of shares granted to each employee is based on the amount of the award and the fair market value of a share of common stock on the date of grant. The 2020 Plan makes it clear that there will be no new grants under the LTIP effective as of the date of shareholder approval, June 16, 2020.  The 2020 Plan also states that the shares available under the 2020 Plan will be two million shares plus the number of shares remaining available under the LTIP. As no shares remain available under the LTIP there can be no additional grants under the LTIP. Outstanding grants under the LTIP remain in effect according to their terms.  Therefore, those grants are subject to the particular award agreement relating thereto and to the LTIP to the extent that the prior plan provides rules relating to those grants.  The LTIP remains in effect only to that extent.

On February 28, 2019, restricted shares were granted to certain employees of the Company, which shares ratably vest over three years.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For each of the three months ended March 31, 2021 and 2020, the Company recorded expense of $0.1 million in connection with this grant.

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

For the three months ended March 31, 2021 and 2020, the Company completed a net share settlement for 154,973 and 58,451 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2021 and/or 2020, creating taxable income for the employees.  At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $1.0 million and $0.2 million for each of the three months ended March 31, 2021 and 2020, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2020	1,572,159	$2.77
Granted	574,614	5.83
Canceled	-	-
Vested	(383,226)	2.76

Nonvested restricted stock outstanding at March 31, 2021	1,763,547	3.77

The restricted stock expense for the three months ended March 31, 2021 and 2020 was $0.5 million and $0.3 million, respectively.  The unrecognized restricted stock expense as of March 31, 2021 and December 31, 2020 was $6.6 million and $3.2 million, respectively.  As of March 31, 2021, outstanding restricted shares under the LTIP had aggregate intrinsic value of $11.3 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	81,000	$7.79	1.17 years	$-
Granted/Vested	-	-		-
Canceled	-	-		-

Outstanding at March 31, 2021	81,000	7.79	0.92 years	-

Vested as of March 31, 2021	81,000	7.79	0.92 years	-

Exercisable as of March 31, 2021	81,000	7.79	0.92 years	-

As of March 31, 2021, there was no unrecognized pre-tax compensation expense.

8.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2021 and 2020 was $1.2 million, or 21.7% of pretax income, and approximately $0.1 million, or 2.9% of pretax loss, respectively. The increase quarter over quarter was due to the reversal of a full valuation allowance at December 31, 2020, resulting in an effective tax rate of 21.7% in the current quarter.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2021.

Index

10.	SEGMENTS

We operate our business in two reportable segments: (a) the Transportation and Skilled Trades segment; and (b) the Healthcare and Other Professions segment. Our reportable segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments are described below.

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

The Company also utilizes the Transitional segment when and if it closes a school.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
Transportation and Skilled Trades	$55,670	71.4%	$49,056	70.0%	$12,324	$4,840
Healthcare and Other Professions	22,326	28.6%	20,985	30.0%	2,949	2,000
Corporate	-		-		(9,254)	(8,186)
Total	$77,996	100.0%	$70,041	100.0%	$6,019	$(1,346)

	Total Assets
	March 31, 2021	December 31, 2020
Transportation and Skilled Trades	$134,111	$133,078
Healthcare and Other Professions	32,453	32,753
Corporate	73,289	79,359
Total	$239,853	$245,190

Index

11.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	March 31, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$26,742	$26,742	$-	$-	$26,742
Prepaid expenses and other current assets	10,770	-	10,770	-	10,770

Financial Liabilities:
Accrued expenses	$10,713	$-	$10,713	$-	$10,713
Other short term liabilities	73	-	73	-	73
Derivative qualifying cash flow hedge	666	-	666	-	666
Credit facility	16,757	-	15,222	-	15,222

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$38,026	$38,026	$-	$-	$38,026
Prepaid expenses and other current assets	3,723	-	3,723	-	3,723

Financial Liabilities:
Accrued expenses	$16,692	$-	$16,692	$-	$16,692
Other short term liabilities	26	-	26	-	26
Derivative qualifying cash flow hedge	877	-	877	-	877
Credit facility	17,212	-	15,487	-	15,487

As of March 31, 2021 and December 31, 2020, we estimated the fair value of the Credit Facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

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

Qualifying Hedge Derivative

On November 14, 2019, in connection with its Credit Facility, the Company entered into an interest rate swap for the Term Loan with a notional amount of $20 million which expires on December 1, 2024.  The loan has a 10-year straight line amortization.  A principal amount of $0.2 million is paid monthly.  This interest rate swap converts the floating interest rate Term Loan to a fixed rate, plus a borrowing spread.  The interest rate is variable based on LIBOR plus 3.50% and the Company’s fixed rate is 5.36%. The Company designated this interest rate swap as a cash flow hedge.

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

Index
The following summarizes the fair value of the outstanding derivative:

	March 31, 2021		December 31, 2020
	Liability(1)		Liability(1)
	Notional	Fair Value	Notional	Fair Value
Derivative derived as a hedging instrument:
Interest Rate Swap	$17,333	$666	$17,833	$877

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

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Three Months Ended
	March 31, 2021	March 31, 2020
	Interest expense
Interest Rate Swap	$100	$100

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Three Months Ended
	March 31, 2021	March 31, 2020
	Interest expense
Interest Rate Swap	$211	$(748)

12.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March 2020 and some effects of the pandemic have continued. The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from in-person to online delivery.  The impact for the Company was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning which resulted in, among other things, additional expenses.  Further, related to this transition, some students were placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. As a result, certain programs were extended due to restricted access to externship sites and classroom labs which did not have a material impact on our consolidated financial statements.  In accordance with phased re-opening as applied on a state-by-state basis, all of our schools have now re-opened and the majority of the students who were on leave of absence or have deferred their programs returned to school to finish their programs.  The Company expects to continue to be impacted by COVID-19 as the situation remains dynamic and evolving and subject to rapid and possibly material change. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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

Index
The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively.  As of March 31, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment, of which $5.7 million remains to be drawn down by the Company in the second quarter.  Proceeds from the second installment for permitted expenses were utilized to either offset original expenses incurred or to reduce student accounts receivable driving a decrease in bad debt expense, both uses resulted in a decrease in our selling general and administrative expenses.

On March 19, 2021, the Department of Education released guidance clarifying previous guidance on permitted institutional uses of funds received from the HEERF. In accordance with this guidance, the Company was able to provide financial relief for students who dropped out of school due to COVID-19 related circumstances with unpaid accounts receivable balances covering the period from March 15, 2020 to March 31, 2021. This relief was provided using the Company’s financial resources combined with HEERF funds resulting in a net benefit to bad debt expense of approximately $3.0 million.

The Company was also permitted to delay payment of FICA payroll taxes through January 1, 2021 and has done so. The Company will have to repay 50% of the deferred payments by January 3, 2022, and the remaining 50% by January 3, 2023. As of March 31, 2021, the Company had deferred payments of $4.5 million.

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

Like the CARES Act, the CRRSAA directs the majority of HEERF funds to a general program providing direct grants to institutions.  Institutions generally must designate “at least the same amount” of the funds for direct grants to students as was required under the CARES Act.  We may only use the new HEERF funds for grants to students. The student grants must prioritize students with exceptional need and may be used for any component of the student’s cost of attendance or for emergency costs that arise due to coronavirus, such as tuition, food, housing, health care (including mental health care), or child care.  We may use the remaining HEERF funds to (1) defray expenses associated with coronavirus (including lost revenue, reimbursement for expenses already incurred, technology costs associated with a transition to distance education, faculty and staff trainings, and payroll); (2) carry out student support activities authorized by the Higher Education Act that address needs related to coronavirus; or (3) for additional financial aid grants to students.

Upon the passage of the CRRSAA, DOE began allocating the funds to each institution of higher education based on a formula contained in the law.  The DOE has allocated a total of $15.4 million to our schools and the funds became available in February 2021.  The DOE has begun releasing guidance relating to the use of these funds and is expected to provide additional information in the coming weeks.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions. As of March 31, 2021, the Company has not drawn down any of these allocated funds.

Index

13.	SUBSEQUENT EVENTS

As previously disclosed in Lincoln’s Annual Report on Form 10-K, Lincoln is subject to an extensive regulatory scheme which includes, without limitation, the Borrower Defense to Repayment regulations; see the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Regulatory Environment – Borrower Defense to Repayment Regulations” and “Risk Factors—We could be subject to liabilities, letter of credit requirements and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.”  On April 29, 2021, Lincoln received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning Lincoln and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations.  Among other things, the communication outlines a process by which the DOE will provide to Lincoln each application allowing Lincoln the opportunity to submit responses to the applications.  Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications.  Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications.  The DOE’s communication does not specify a precise number of applications that are the subject of the review nor the aggregate dollar amount of the loans that could be at issue and which the DOE could seek to recover from Lincoln. Given the very recent receipt of the communication, the limited information contained therein and the early stage of Lincoln’s internal review, management is not able to predict the outcome of the DOE’s review at this time.  Lincoln is assessing the requests made in the DOE communication and expects to timely respond to the inquiries.  Additionally, while the Company has not yet begun to receive any borrower defense applications from the DOE, it expects to thoroughly review and respond to each application.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company,” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and effect of pandemics such as the COVID-19 pandemic and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, which includes audited consolidated financial statements for our two fiscal years ended December 31, 2020.

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

Our business is organized into two reportable business segments: (a) Transportation and Skilled Trades, and (b) Healthcare and Other Professions or “HOPS”.

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

To date, the impact of COVID-19 has primarily related to transitioning classes from in-person, hands-on learning to online, remote learning and back.  As part of this transition, the Company has incurred additional expenses.  Related to this transition, 102 students were placed on leave of absence as they could not complete their externships and certain programs were extended due to restricted access to externship sites and classroom labs.   In response to COVID-19, we implemented initiatives to safeguard our students and our employees. Due to phased re-opening on a state-by-state basis, our schools have been reopening since May 2020. Currently, all of our schools are open and we expect the majority of the students who were placed on leave or otherwise deferred their programs to finish their programs.

Index
Student Population and Financial Results

As of March 31, 2021, the Company had placed 98 students on leave of absence due to COVID-19.  It is expected that a majority of these students will complete their externships. Further, the Company had extended the length and graduation dates of a few programs in which distance learning could only be utilized for a small percentage of these programs.

The Company has campuses where students live in dorms that are operated by either the Company itself, Collegiate Housing or other housing options.  The majority of the students had returned home and their dorm charges have been reversed.  In addition, at campuses where students have meal plans, the Company’s cafeterias have been closed and all charges for meal plans have been reversed.  For students that remained in dorms, the Company has given the students gift cards to assist in replacing their meal plans.  As the students are returning to campus the dorms have reopened and the schools have limited the number of students in dorms to adhere to social distancing.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

In addition, due to the impact of the COVID-19 pandemic, we have reassessed those of our accounting policies whose application places the most significant demands on management’s judgment, for instance, revenue recognition, allowance for doubtful account, goodwill, and long-lived assets, stock-based compensation, derivative instruments and hedging activity, borrowings, assumptions related to ROU assets, lease cost, income taxes and assets and obligations related to employee benefit plans. Such reassessments did not have a significant impact on our results of operations and cash flows for the periods presented.

Effect of Inflation

Inflation has not had a material effect on our operations.

Index
Results of Continuing Operations for the Three Months Ended March 31, 2021

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	41.5%	43.2%
Selling, general and administrative	50.8%	58.7%
Total costs and expenses	92.3%	101.9%
Operating Income (loss)	7.7%	-1.9%
Interest expense, net	-0.3%	-0.5%
Income (loss) from opeartions before income taxes	7.4%	-2.4%
Provision for income taxes	1.6%	0.1%
Net Income (loss)	5.8%	-2.5%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Consolidated Results of Operations

Revenue.  Revenue increased $8.0 million, or 11.4% to $78.0 million for the three months ended March 31, 2021 from $70.0 million in the prior year comparable period.  The increase was mainly due to student population growth resulting from a 9.8% increase in average student population compared to prior year.  The two primary revenue drivers were beginning the year with approximately 1,000 students more students than in the prior year comparable period, coupled with an increase in student starts.

Student start growth increased 30.6% or by approximately 800 students for the three months ended March 31, 2021 as compared to the prior year comparable period.   Contributing to the favorable comparison quarter over quarter were approximately 300 students, which due to the onset of the pandemic last year were scheduled to start in prior year’s first quarter and delayed to the second quarter.  Increased student starts we believe is attributable to prior and current marketing initiatives driving both brand awareness and contributing to our success in obtaining new student starts.  As of March 31, 2021, Lincoln has experienced over three years of consistent start growth.

Educational services and facilities expense.  Our educational services and facilities expense increased $2.1 million, or 7.0% to $32.3 million for the three months ended March 31, 2021 from $30.2 million in the prior year comparable period.  The increase was primarily driven by increases in instructional expense and books and tools expense as a result of a larger student population quarter over quarter.

Educational services and facilities expense, as a percentage of revenue, decreased to 41.5% from 43.2% for the three months ended March 31, 2021 and 2020, respectively.

Selling, general and administrative expense.  Our selling general and administrative expense decreased $1.5 million, or 3.7% to $39.6 million for the three months ended March 31, 2021 from $41.1 million in the prior year comparable period.  The decrease quarter over quarter was primarily driven by reductions in bad debt expense and sales expense, partially offset by increases in administrative expense.

Bad debt expense for the first quarter of 2021 was favorable compared to the prior year period by $2.4 million, as a result of an adjustment to qualifying student accounts receivables following guidance published on March 19, 2021 by the Department of Education. This new guidance clarified previous guidance on permitted institutional uses of funds from the Higher Education Emergency Relieve Funds (“HEERF”).

In accordance with this guidance, we combined applicable HEERF funding with Company’s funds to provide financial relief to students who dropped from school due to COVID-19 related circumstances with unpaid accounts receivable balances during the period from March 15, 2020 to March 31, 2021.  The relief resulted in a net benefit to bad debt expense of approximately $3.0 million. Without this adjustment bad debt expense for the first quarter of 2021, as a percentage of total revenue, would have been comparable with prior year.

Index
Reductions in sales expense was the result of continued travel restrictions imposed by the COVID-19 pandemic in the current quarter, while travel restrictions in the prior year comparable period did not occur until the middle of March, at the onset of COVID-19.

Increased administrative expense was resulting from incentive plans tied to improved financial performance quarter over quarter.

Marketing investments continued in the first quarter of 2021 in an effort to drive prospective students to our website via paid search marketing in addition to increasing investments on paid social media channels.  Despite the continued investments in marketing, the overall cost per student continued to decrease, a trend we have been experiencing over the past several years.

Selling, general and administrative expense, as a percentage of revenue, decreased to 50.8% from 58.7% for the three months ended March 31, 2021 and 2020, respectively.

Net interest expense.  Net interest expense decreased less than $0.1 million, or 19.5% to $0.3 million for the three months ended March 31, 2021 from $0.4 million in the prior year comparable period.

Income taxes.  Our provision for income taxes was $1.2 million compared to less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.  The higher provision for the first quarter of 2021 compared to prior year was due to the release of the valuation allowance as of December 31, 2020.  The effective tax rate for the month ending March 31, 2021 was 21.7%.  The increase quarter over quarter was due to the reversal of a full valuation allowance at December 31, 2020, resulting in an effective tax rate of 21.7% in the current quarter.

Due to our federal net operating loss (“NOL”) of $43 million and our state NOL of $77 million we do not anticipate paying any federal income taxes and only paying nominal state income taxes this year.

Segment Results of Operations

We operate our business in two reportable segments: (a) the Transportation and Skilled Trades segment; and (b) the Healthcare and Other Professions (“HOPS”) segment.  Our reportable segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments are described below.

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

The Company also utilizes the Transitional segment when and if it closes a school.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents results for our two reportable segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	% Change
Revenue:
Transportation and Skilled Trades	$55,670	$49,056	13.5%
Healthcare and Other Professions	22,326	20,985	6.4%
Total	$77,996	$70,041	11.4%

Operating Income (Loss):
Transportation and Skilled Trades	$12,324	$4,840	154.6%
Healthcare and Other Professions	2,949	2,000	47.5%
Corporate	(9,254)	(8,186)	-13.0%
Total	$6,019	$(1,346)	547.2%

Starts:
Transportation and Skilled Trades	2,339	1,720	36.0%
Healthcare and Other Professions	1,209	996	21.4%
Total	3,548	2,716	30.6%

Average Population:
Transportation and Skilled Trades	8,032	7,305	10.0%
Leave of Absence - COVID-19	(15)	(33)	54.5%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,017	7,272	10.2%

Healthcare and Other Professions	4,409	3,987	10.6%
Leave of Absence - COVID-19	(90)	(22)	-309.1%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,319	3,965	8.9%

Total	12,441	11,292	10.2%
Total Excluding Leave of Absence - COVID-19	12,336	11,237	9.8%

End of Period Population:
Transportation and Skilled Trades	8,212	7,250	13.3%
Leave of Absence - COVID-19	(19)	(131)	85.5%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,193	7,119	15.1%

Healthcare and Other Professions	4,532	4,021	12.7%
Leave of Absence - COVID-19	(79)	(193)	59.1%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,453	3,828	16.3%

Total	12,744	11,271	13.1%
Total Excluding Leave of Absence - COVID-19	12,646	10,947	15.5%

Index
Transportation and Skilled Trades
Student start results increased 36.0% to 2,339 for the three months ended March 31, 2021 from 1,720 in the prior year comparable period.

Operating income increased $7.5 million to $12.3 million for the three months ended March 31, 2021 from $4.8 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue increased $6.6 million, or 13.5% to $55.7 million for the three months ended March 31, 2021 from $49.1 million in the prior year comparable period.  The increase in revenue was primarily due to a 10.2% increase in average student population, driven by starting the year with approximately 570 more students, coupled with a 36.0% increase in student starts quarter over quarter.

•
Educational services and facilities expense increased $1.3 million, or 6.5% to $21.9 million for the three months ended March 31, 2021 from $20.6 million in the prior year comparable period.  The increase was primarily driven by increases in instructional expense and books and tools expense as a result of a larger student population year over year.

•
Selling general and administrative expense decreased $2.2 million, or 9.3% to $21.4 million for the three months ended March 31, 2021 from $23.6 million in the prior year comparable period.  The decrease was primarily due to reductions in bad debt expense and sales expense, which is discussed in detail above in the consolidated results of operations.

Healthcare and Other Professions
Student start results increased 21.4% to 1,209 for the three months ended March 31, 2021 from 996 in the prior year comparable period.

Operating income increased $0.9 million to $2.9 million for the three months ended March 31, 2021 from $2.0 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue increased by $1.3 million, or 6.4% to $22.3 million for the three months ended March 31, 2021 from $21.0 million in the prior year comparable period.  The increase in revenue was primarily due to a 8.9% increase in average student population, driven by starting the year with approximately 470 more students coupled with a 21.4% increase in student starts quarter over quarter.

•
Educational services and facilities expense increased $0.7 million, or 8.0% to $10.4 million for the three months ended March 31, 2021 from $9.7 million in the prior year comparable period. The increase was primarily driven by increases in instructional expense and books and tools expense as a result of a larger student population year over year.

•
Selling general and administrative expense decreased $0.4 million, or 4.1% to $8.9 million for the three months ended March 31, 2021 from $9.3 million in the prior year comparable period.  The decrease was primarily driven by bad debt expense, which is discussed in detail in the consolidated results of operations.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $9.3 million and $8.2 million for each of the three months ended March 31, 2021 and 2020, respectively.   The increase is resulting from incentive plans tied to improved financial performance quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(8,299)	$(11,947)
Net cash used in investing activities	(1,219)	(1,287)
Net cash used in financing activities	(1,766)	(15,669)

As of March 31, 2021, the Company had a net cash balance of $10.0 million compared to a net cash balance of $20.8 million at December 31, 2020.   The net cash balance is calculated as our cash, cash equivalents and restricted cash less both short and long-term portion of the credit agreement.  The decrease in cash position from year end was the result of several factors including the seasonality of our business, a decrease in the accrued expenses driven by the payment of incentive compensation and increased receivables in the current quarter that will be reimbursed in the second quarter.  When comparing the current quarter end net cash balance of $10.0 million to a net debt balance of $8.8 million as of March 31, 2020, the increase in cash position can mainly be attributed to net income generated by the company in addition to decrease in net payments on borrowing in the current quarter.

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

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Industry” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Operating Activities

Net cash used in operating activities was $8.3 million and $11.9 million for each of the fiscal quarters ended March 31, 2021 and 2020, respectively.  For the three months ended March 31, 2021, changes in our operating assets and liabilities resulted in cash outflows of $12.8 million, primarily attributable to a $7.1 million increase in prepaid expenses and current assets coupled with a decrease in accrued expenses of approximately $6.0 million related to the payment of prior year incentive compensation accruals.

Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2021 compared to $1.3 million in the prior year comparable period.

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

Financing Activities

Net cash used in financing activities was $1.8 million for the three months ended March 31, 2021 compared to $15.7 million in the prior year comparable period.  The decrease of $13.9 million was driven by several factors including a decrease in net payments on borrowing of $15.0 million quarter over quarter, an increase of $0.8 million in equity based compensation in addition to dividends paid in the current year of $0.3 million.

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

Under the terms of the Credit Agreement, the Company may prepay the Term Loan and/or the Delayed Draw Term Loan in full or in part without penalty except for any amount required to compensate the Lender for any swap breakage or other costs incurred in connection with such prepayment.  The Lender receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of March 31, 2021, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

As of March 31, 2021 and December 31, 2020, the Company had $17.3 million and $17.8 million, respectively, outstanding under the Credit Facility offset by $0.6 million and $0.6 million of deferred finance fees, respectively.  As of March 31, 2021 and December 31, 2020, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Index
The following table sets forth our long-term debt (in thousands):

	March 31,	December 31,
	2021	2020
Credit agreement	$17,333	$17,833
Deferred Financing Fees	(576)	(621)
	16,757	17,212
Less current maturities	(2,000)	(2,000)
	$14,757	$15,212

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of March 31, 2021, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2031 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of March 31, 2021, we had outstanding loan principal commitments to our active students of $25.9 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are packaged to fund their education using these funds and they are not reported on our financials.

Regulatory Updates

The ARPA and the “90/10 Rule.”

In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law.  Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  Institutions will be required to spend at least half of their allocations on emergency financial aid grants to students.  We anticipate that a portion of these funds will be allocated to our institutions but have not yet received notification of the precise amounts that will be allocated to our institutions.

In addition, the ARPA also includes a provision that amends the 90/10 rule.  A proprietary institution that derives more than 90% of its total revenue from Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures.  If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV Program revenue for 90/10 Rule purposes, lower the 90% threshold, or otherwise change the calculation methodology, or make other changes to the 90/10 Rule, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.

The ARPA amends the 90/10 rule by treating other “Federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV funds are currently treated in the 90/10 rule calculation.  This means that our institutions will be required to limit the combined amount of Title IV funds and applicable “Federal funds” revenue in a fiscal year to no more than 90% in a fiscal year as calculated under the rule.  Consequently, the ARPA change to the 90/10 rule is expected to increase the 90/10 rule calculations at our institutions.  The ARPA does not identify the specific Federal funding programs that will be covered by this provision, but it is expected to include funding from federal student aid programs such as the veterans’ benefits programs, which include the Post-9/11 GI Bill and Veterans Readiness and Employment services and from which we derived approximately 8% of our revenues on a cash basis in 2020.

The ARPA states that the amendments to the 90/10 rule apply to institutional fiscal years beginning on or after January 1, 2023 and are subject to the HEA’s negotiated rulemaking process which may not commence earlier than October 1, 2021.  Accordingly, the ARPA change to the 90/10 rule is not expected to apply to our 90/10 rule calculations until our 2023 fiscal year.  Moreover, we cannot predict the additional changes to the 90/10 rule or other regulations that might occur as a result of negotiated rulemaking to be conducted during 2021 and 2022 as required by the ARPA.

Index
We expect to make changes to our operations in order to address the current and future provisions in the 90/10 rule and in order to maintain the 90/10 percentages at our institutions below the 90% threshold as calculated under DOE regulations.  However, we do not have significant control over the amount of Title IV funds that our students may receive and borrow.  Our institutions’ 90/10 percentages can be increased by increases in Title IV aid availability (including, for example, increases in Pell Grant funds) and be decreased by decreases in the availability of state grant program funding and other sources of student aid that do not count as Title IV funds in the 90/10 calculation.  Our institutions’ 90/10 percentages also will increase when the ARPA amendments to the 90/10 rule take effect to the extent that students eligible to receive military and veteran education assistance enroll and use their financial assistance at our institutions.  We cannot be certain that the changes we make in the future will succeed in maintaining our institutions’ 90/10 percentages below required levels or that the changes will not materially impact our business operations, revenues, and operating costs.

If any of our institutions lose eligibility to participate in Title IV Programs, that loss would cause an event of default under our credit agreement, would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

Borrower Defense to Repayment Regulations.

On July 1, 2020, the DOE’s published final Borrower Defense to Repayment regulations became effective. Among other things, these new regulations amend the processes for borrowers to receive from DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party.  The new and existing DOE regulations establish detailed procedures and standards for the loan discharge processes for periods prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans.  The current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.  See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Regulatory Environment – Borrower Defense to Repayment Regulations” and “Risk Factors – We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.”

As previously disclosed in Lincoln’s Annual Report on Form 10-K, Lincoln is subject to an extensive regulatory scheme which includes, without limitation, the Borrower Defense to Repayment regulations; see the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Regulatory Environment – Borrower Defense to Repayment Regulations” and “Risk Factors—We could be subject to liabilities, letter of credit requirements and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.”  On April 29, 2021, Lincoln received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning Lincoln and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations.  Among other things, the communication outlines a process by which the DOE will provide to Lincoln each application allowing Lincoln the opportunity to submit responses to the applications.  Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications.  Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications.  The DOE’s communication does not specify a precise number of applications that are the subject of the review nor the aggregate dollar amount of the loans that could be at issue and which the DOE could seek to recover from Lincoln. Given the very recent receipt of the communication, the limited information contained therein and the early stage of Lincoln’s internal review, management is not able to predict the outcome of the DOE’s review at this time.  Lincoln is assessing the requests made in the DOE communication and expects to timely respond to the inquiries.  Additionally, while the Company has not yet begun to receive any borrower defense applications from the DOE, it expects to thoroughly review and respond to each application.

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

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows. Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of March 31, 2021.

As previously disclosed in Lincoln’s Annual Report on Form 10-K, Lincoln is subject to an extensive regulatory scheme which includes, without limitation, the Borrower Defense to Repayment regulations; see the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Regulatory Environment – Borrower Defense to Repayment Regulations” and “Risk Factors—We could be subject to liabilities, letter of credit requirements and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.”  On April 29, 2021, Lincoln received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning Lincoln and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations.  Among other things, the communication outlines a process by which the DOE will provide to Lincoln each application allowing Lincoln the opportunity to submit responses to the applications.  Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications.  Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications.  The DOE’s communication does not specify a precise number of applications that are the subject of the review nor the aggregate dollar amount of the loans that could be at issue and which the DOE could seek to recover from Lincoln. Given the very recent receipt of the communication, the limited information contained therein and the early stage of Lincoln’s internal review, management is not able to predict the outcome of the DOE’s review at this time.  Lincoln is assessing the requests made in the DOE communication and expects to timely respond to the inquiries.  Additionally, while the Company has not yet begun to receive any borrower defense applications from the DOE, it expects to thoroughly review and respond to each application.

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

3.3	Bylaws of the Company, as amended on March 8, 2019 (incorporated by reference to the Company’s Form 8-K filed June 28 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
Furnished herewith.  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 10, 2021	By:	/s/ Brian Meyers
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

3.3	Bylaws of the Company, as amended on March 8, 2019 (incorporated by reference to the Company’s Form 8-K filed June 28 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**
Furnished herewith.  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.