Form 10-Q
period 2021-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2021-08-09
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 5, 2021, there were 26,972,165 shares of the registrant’s common stock outstanding

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the six months ended June 30, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 6.	Exhibits	39
	SIGNATURES	40

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,007	$38,026
Accounts receivable, less allowance of $24,073 and $25,174 at June 30, 2021 and December 31, 2020, respectively	31,718	30,021
Inventories	3,327	2,394
Prepaid income taxes	209	-
Prepaid expenses and other current assets	4,239	3,723
Total current assets	72,500	74,164

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $178,391 and $176,300 at June 30, 2021 and December 31, 2020, respectively	51,446	48,388

OTHER ASSETS:
Noncurrent receivables, less allowance of $4,048 and $3,465 at June 30, 2021 and December 31, 2020, respectively	17,536	16,463
Deferred income taxes, net	33,696	35,718
Operating lease right-of-use assets	54,081	55,187
Goodwill	14,536	14,536
Other assets, net	851	734
Total other assets	120,700	122,638
TOTAL ASSETS	$244,646	$245,190

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)

	June 30, 2021	December 31, 2020
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$2,000	$2,000
Unearned tuition	22,183	23,453
Accounts payable	13,385	15,676
Accrued expenses	14,836	16,692
Income taxes payable	-	491
Current portion of operating lease liabilities	10,011	8,504
Other short-term liabilities	59	26
Total current liabilities	62,474	66,842

NONCURRENT LIABILITIES:
Long-term credit agreement	14,303	15,212
Pension plan liabilities	4,650	4,252
Long-term portion of operating lease liabilities	50,628	52,702
Other long-term liabilities	2,868	3,133
Total liabilities	134,923	142,141

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at June 30, 2021 and December 31, 2020	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding: 26,972,165 shares at June 30, 2021 and 26,476,329 shares at December 31, 2020	141,377	141,377
Additional paid-in capital	30,887	30,512
Treasury stock at cost - 5,910,541 shares at June 30, 2021 and December 31, 2020	(82,860)	(82,860)
Retained earnings	12,510	6,203
Accumulated other comprehensive loss	(4,173)	(4,165)
Total stockholders’ equity	97,741	91,067
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$244,646	$245,190

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUE	$80,464	$62,470	$158,461	$132,511
COSTS AND EXPENSES:
Educational services and facilities	33,694	26,245	66,037	56,482
Selling, general and administrative	43,318	35,162	82,951	76,310
(Gain) loss on disposition of assets	-	(97)	1	(96)
Total costs & expenses	77,012	61,310	148,989	132,696
OPERATING INCOME (LOSS)	3,452	1,160	9,472	(185)
OTHER:
Interest expense	(297)	(327)	(582)	(682)
INCOME (LOSS) BEFORE INCOME TAXES	3,155	833	8,890	(867)
PROVISION FOR INCOME TAXES	729	50	1,975	100
NET INCOME (LOSS)	$2,426	$783	$6,915	$(967)
PREFERRED STOCK DIVIDENDS	304	-	608	-
INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,122	$783	$6,307	$(967)
Basic and diluted
Net income (loss) per common share	$0.06	$0.02	$0.19	$(0.06)
Weighted average number of common shares outstanding:
Basic and diluted	25,105	24,741	24,997	24,670

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,426	$783	$6,915	$(967)
Other comprehensive income (loss)
Derivative qualifying as a cash flow hedge, net of taxes (nil)	49	(95)	260	(843)
Employee pension plan adjustments, net of taxes (nil)	(134)	140	(268)	280
Comprehensive income (loss)	$2,341	$828	$6,907	$(1,530)

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2021	26,476,329	$141,377	$30,512	$(82,860)	$6,203	$(4,165)	$91,067	12,700	$11,982
Net income	-	-	-	-	4,489	-	4,489	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	211	211	-	-
Stock-based compensation expense
Restricted stock	574,614	-	493	-	-	-	493	-	-
Net share settlement for equity-based compensation	(154,973)	-	(962)	-	-	-	(962)	-	-
BALANCE - March 31, 2021	26,895,970	141,377	30,043	(82,860)	10,388	(4,088)	94,860	12,700	11,982
Net income	-	-	-	-	2,426	-	2,426	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	49	49	-	-
Stock-based compensation expense
Restricted stock	76,195	-	844	-	-	-	844	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - June 30, 2021	26,972,165	$141,377	$30,887	$(82,860)	$12,510	$(4,173)	97,741	12,700	$11,982

	Stockholders' Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss	Total	Shares	Amount
BALANCE - January 1, 2020	25,231,710	$141,377	$30,145	$(82,860)	$(42,058)	$(3,456)	$43,148	12,700	$11,982
Net loss	-	-	-	-	(1,750)	-	(1,750)	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(748)	(748)	-	-
Stock-based compensation expense
Restricted stock	1,191,262	-	291	-	-	-	291	-	-
Net share settlement for equity-based compensation	(58,451)	-	(172)	-	-	-	(172)	-	-
BALANCE - March 31, 2020	26,364,521	141,377	30,264	(82,860)	(43,808)	(4,064)	40,909	12,700	11,982
Net income	-	-	-	-	783	-	783	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(95)	(95)	-	-
Stock-based compensation expense
Restricted stock	111,376	-	325	-	-	-	325	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - June 30, 2020	26,475,897	$141,377	$30,589	$(82,860)	$(43,025)	$(4,019)	$42,062	12,700	$11,982

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,915	$(967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,693	3,763
Amortization of deferred finance charges	91	90
Deferred income taxes	2,022	-
Loss on disposition of assets	-	(96)
Fixed asset donations	(2,050)	(334)
Provision for doubtful accounts	11,108	12,618
Stock-based compensation expense	1,337	616
(Increase) decrease in assets:
Accounts receivable	(13,878)	(20,322)
Inventories	(933)	(1,499)
Prepaid income taxes and income taxes payable	(700)	106
Prepaid expenses and current assets	(529)	346
Other assets, net	384	(122)
Increase (decrease) in liabilities:
Accounts payable	(3,425)	(615)
Accrued expenses	(1,856)	4,293
CARES Act student funds liability	-	2,626
CARES Act institutional funds liability	-	11,837
Unearned tuition	(1,270)	(5,838)
Other liabilities	158	(34)
Total adjustments	(5,848)	7,435
Net cash provided by operating activities	1,067	6,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,516)	(3,072)
Proceeds from insurance	-	97
Net cash used in investing activities	(3,516)	(2,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(1,000)	(27,000)
Proceeds from borrowings	-	11,000
Dividend payment for preferred stock	(608)	-
Credit of deferred finance fees	-	3
Net share settlement for equity-based compensation	(962)	(172)
Net cash used in financing activities	(2,570)	(16,169)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,019)	(12,676)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	38,026	38,644
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$33,007	$25,968

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2021	2020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$566	$589
Income taxes	$652	$14
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$3,362	$614

See notes to unaudited condensed consolidated financial statements.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
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

Liquidity—As of June 30, 2021, the Company had cash and cash equivalents of $33.0 million and a net cash balance of $16.7 million calculated as cash and cash equivalents, less both the short-term and long-term portions of the Company’s Credit Facility (defined below) and can borrow an additional $21.0 million under its Credit Facility.  As of December 31, 2020, the Company had a net cash balance of $20.8 million.  The Company believes that its likely sources of cash will be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future. However, the circumstances relating to COVID-19 and its evolution are unpredictable and, if circumstances surrounding COVID-19 should evolve in a significantly adverse manner, it is possible our liquidity could be materially and adversely affected.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2020 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2021.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. The ASU and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) Topic 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 adds a SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updates the SEC section of the Codification for the change in the effective date of Topic 842. Early adoption is permitted. We are currently assessing the impact that these ASUs will have on our condensed consolidated financial statements and related disclosures.

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

During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

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

The Company presents basic and diluted income (loss) per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted common stock that include rights to non-forfeitable dividends (and, therefore, participate in undistributed income with common shareholders) to be included in computing income (loss) per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted common stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted common stock are not included in the computation of basic income (loss) per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted common stock are not contractually obligated to share in our net losses. However, the cumulative dividends on preferred stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income (loss) per common share has been computed by dividing net income (loss) allocated to common shareholders by the weighted-average number of common shares outstanding. The basic and diluted net income amounts are the same for the three and six months ended June 30, 2021 and three months ended June 30, 2020 as a result of the anti-dilutive impact of the potentially dilutive securities.  The basic and diluted net loss amounts are the same for the six months ended June 30, 2020 as a result of the net loss and anti-dilutive impact of the potentially dilutive securities.

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

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$2,426	$783	$6,915	$(967)
Less: preferred stock dividend	(304)	(305)	(608)	(610)
Less: allocation to preferred stockholders	(349)	(83)	(1,046)	-
Less: allocation to restricted stockholders	(143)	(23)	(403)	-
Net income (loss) allocated to common stockholders	$1,630	$372	$4,858	$(1,577)

Basic income (loss) per share:
Denominator:
Weighted average common shares outstanding	25,105,238	24,741,331	24,996,583	24,669,838
Basic income (loss) per share	$0.06	$0.02	$0.19	$(0.06)

Diluted income (loss) per share:
Denominator:
Weighted average number of:
Common shares outstanding	25,105,238	24,741,331	24,996,583	24,669,838
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-	-	-
Unvested restricted stock	-	-	-	-
Dilutive shares outstanding	25,105,238	24,741,331	24,996,583	24,669,838
Diluted income (loss) per share	$0.06	$0.02	$0.19	$(0.06)

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2021	2020	2021	2020
Series A Preferred Stock	5,381,356	5,577,955	5,381,356	5,513,379
Unvested restricted stock	960,877	319,461	828,564	466,581
	6,342,233	5,897,416	6,209,920	5,979,960

3.	REVENUE RECOGNITION

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

Unearned tuition in the amount of $22.2 million and $23.5 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. The change in this contract liability balance during the six-month period ended June 30, 2021 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six-month period ended June 30, 2021 that was included in the contract liability balance at the beginning of the year was $22.4 million.

The following table depicts the timing of revenue recognition:

		Three months ended June 30, 2021			Six months ended June 30, 2021
	a	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time		$5,065	$1,283	$6,348	$8,585	$2,615	$11,200
Services transferred over time		51,900	22,216	74,116	104,051	43,210	147,261
Total revenues		$56,965	$23,499	$80,464	$112,636	$45,825	$158,461

		Three months ended June 30, 2020			Six months ended June 30, 2020
	a	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time		$2,038	$939	$2,977	$4,536	$2,013	$6,549
Services transferred over time		40,877	18,616	59,493	87,435	38,527	125,962
Total revenues		$42,915	$19,555	$62,470	$91,971	$40,540	$132,511

4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and the Company has the right to control the use of such asset as a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 11 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

Our operating lease cost for the three months ended June 30, 2021 and 2020 was $3.8 million and $3.7 million, respectively.  Our operating lease cost for the six months ended June 30, 2021 and 2020 was $7.6 million and $7.4 million, respectively. Our variable lease cost for the three and six months ended June 30, 2021 was less than $0.1 million.  The net change in the ROU asset and lease liability are included in other assets in the condensed consolidated cash flows for the six months ended June 30, 2021 and 2020.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,829	$3,802	$7,037	$7,643
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$3,152	$8,731	$3,202	$8,781

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	As of June 30,
	2021	2020
Weighted-average remaining lease term	5.71 years	6.39 years
Weighted-average discount rate	10.93%	11.94%

Maturities of lease liabilities by fiscal year for our operating leases as of June 30, 2021 are as follows:

Year ending December 31,
2021 (excluding the six months ended June 30, 2021)	$7,909
2022	15,668
2023	14,531
2024	12,952
2025	11,205
2026	8,122
Thereafter	10,560
Total lease payments	80,947
Less: imputed interest	(20,308)
Present value of lease liabilities	$60,639

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  There were no long-lived asset impairments during the six months ended June 30, 2021 and 2020.

The Company reviews goodwill for impairment when indicators of impairment exist.  Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense. The Company has concluded that, as of June 30, 2021, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

The carrying amount of goodwill at June 30, 2021 and 2020 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2021	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2021	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2020	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2020	$117,176	$(102,640)	$14,536

As of June 30, 2021 and 2020, the goodwill balance is related to the Transportation and Skilled Trades segment.

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
Credit agreement	$16,833	$17,833
Deferred Financing Fees	(530)	(621)
	16,303	17,212
Less current maturities	(2,000)	(2,000)
	$14,303	$15,212

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of June 30, 2021, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

As of June 30, 2021 and December 31, 2020, the Company had $16.8 million and $17.8 million, respectively, outstanding under the Credit Facility offset by $0.5 million and $0.6 million of deferred finance fees, respectively. As of June 30, 2021 and December 31, 2020, letters of credit in the aggregate outstanding principal amount of $4.0 million were outstanding under the Credit Facility.

Scheduled maturities of long-term debt at June 30, 2021 are as follows:

Year ending December 31,
2021 (excluding the six months ended June 30, 2021)	$1,000
2022	2,000
2023	2,000
2024	11,833
$16,833

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

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock and (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value. As of June 30, 2021 and December 31, 2020, we paid a $0.6 million and $1.4 million, respectively, cash dividend on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares. Dividends are included in the consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

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

Restricted Stock

The Company currently issues restricted stock awards under the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (the “2020 Plan”).  As more fully described below,  the Company continues to maintain the Lincoln Educational Services Corporation 2005 Long Term Incentive Plan, as amended and amended and restated (the “Prior Plan”) only with respect to awards made thereunder, but, as no shares remain available under the Prior Plan, the Company no longer makes grants under such plan.

2020 Plan

On March 26, 2020, the Board adopted the 2020 Plan to provide an incentive to certain directors, officers, employees and consultants of the Company to align their interests in the Company’s success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the 2020 Plan.  The 2020 Plan is administered by the Compensation Committee of the Board, or such other qualified committee appointed by the Board, who will, among other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2020 Plan. Pursuant to the 2020 Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options and nonqualified stock options.  The 2020 Plan has a duration of 10 years.

Subject to adjustment as described in the 2020 Plan, the aggregate number of shares of common stock available for issuance under the 2020 Plan is 2,000,000 shares.

On May 6, 2021, 76,195 restricted shares of common stock were issued to non-employee directors which vest on the first anniversary of the grant date.

On June 16, 2020, 111,376 restricted shares of common stock were issued to non-employee directors which are fully vested on June 16, 2021.

On August 7, 2020, two non-employee directors were appointed to the Company’s Board of Directors and 17,096 restricted shares of common stock were granted to each of those individuals.  These shares vested on June 16, 2021.

Also on August 7, 2020, a non-employee director retired from his position on the Company’s Board of Directors and 12,762 restricted shares of common stock held by him which were unvested were accelerated to vest effective August 7, 2020.

On February 25, 2021, performance-based restricted shares were granted to certain employees of the Company. The shares vest ratably on the first, second and third anniversary dates of the grant based upon the attainment of a financial target during each of the fiscal years ending December 31, 2021, 2022 and 2023, respectively, except in extraordinary circumstances.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For the three and six months ended June 30, 2021, the Company recorded expense of $0.3 million and $0.4 million, respectively, as the expectation of attainment of the target is probable.

On February 20, 2020, performance-based restricted shares were granted to certain employees of the Company.  The shares vest 20%, 30% and 50% on the first, second and third anniversary dates of the grant, respectively, based upon the attainment of a financial target during each fiscal years ending December 31, 2020, 2021 and 2022, respectively, except in extraordinary circumstances.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares.  For the three months ended June 30, 2021 and 2020, the Company recorded expense of $0.2 million and $0.2 million, respectively, as the expectation of attainment of the target is probable.  For the six months ended June 30, 2021 and 2020, the Company recorded expense of $0.4 million and $0.2 million, respectively, as the expectation of attainment of the target is probable.

Prior Plan

Under the Prior Plan, certain employees received awards of restricted shares of common stock based on service and performance.  The number of shares granted to each employee was based on the amount of the award and the fair market value of a share of common stock on the date of grant. The 2020 Plan provides that there will be no new grants under the Prior Plan effective as of the date of shareholder approval, June 16, 2020, of the 2020 Plan. The 2020 Plan also states that the shares available under the 2020 Plan will be two million shares plus the number of shares remaining available under the Prior Plan.  As no shares remain available under the Prior Plan, there can be no additional grants thereunder. Outstanding grants under the Prior Plan remain in effect according to their terms.  Therefore, those grants are subject to the particular award agreement relating thereto and to the Prior Plan to the extent that the plan addresses those grants. The Prior Plan remains in effect only to that extent.

On February 28, 2019, restricted shares were granted to certain employees of the Company under the Prior Plan, which shares ratably vest over three years.  There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For each of the three months ended June 30, 2021 and 2020, the Company recorded expense of $0.1 million in connection with that grant. For the six months ended June 30, 2021 and 2020, the Company recorded expense of $0.2 million and $0.3 million, respectively, in connection with that grant.

For the three months ended March 31, 2021 and 2020 and six months ended June 30, 2021 and 2020, the Company completed a net share settlement for 154,973 and 58,451 restricted shares, respectively, on behalf of certain employees who participate in the Prior Plan upon the vesting of the restricted shares pursuant to the terms of the Prior Plan.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2021 and/or 2020, creating taxable income for the employees.  At the employees’ request, the Company will pay those taxes on behalf of the employees in exchange for the employees’ returning an equivalent value of restricted shares to the Company.  Those transactions resulted in a decrease of $1.0 million and $0.2 million for each of the three months ended March 31, 2021 and 2020 and six months ended June 30, 2021 and 2020, respectively, to equity on the condensed consolidated balance sheets, as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2020	1,572,159	$2.77
Granted	650,809	5.95
Canceled	-	-
Vested	(498,936)	3.04

Nonvested restricted stock outstanding at June 30, 2021	1,724,032	3.86

The restricted stock expense for the three months ended June 30, 2021 and 2020 was $0.8 million and $0.3 million, respectively.  The restricted stock expense for the six months ended June 30, 2021 and 2020 was $1.3 million and $0.6 million, respectively. The unrecognized restricted stock expense as of June 30, 2021 and December 31, 2020 was $6.7 million and $3.2 million, respectively.  As of June 30, 2021, outstanding restricted shares under the Prior Plan had aggregate intrinsic value of $13.4 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	81,000	$7.79	1.17 years	$-
Granted/Vested	-	-		-
Canceled	-	-		-

Outstanding at June 30, 2021	81,000	7.79	0.67 years	-

Vested as of June 30, 2021	81,000	7.79	0.67 years	-

Exercisable as of June 30, 2021	81,000	7.79	0.67 years	-

As of June 30, 2021, there was no unrecognized pre-tax compensation expense.

8.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2021 and 2020 was $0.7 million, or 23.1% of pretax income, and approximately $0.1 million, or 6.0% of pretax income, respectively.  The provision for income taxes for the six months ended June 30, 2021 and 2020 was $2.0 million, or 22.2% of pretax income, and approximately $0.1 million, or 11.5% of pretax loss, respectively.  The increase for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to the reversal of a full valuation allowance at December 31, 2020, resulting in an effective tax rate of 22.2% for the six months ended June 30, 2021.

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

Information regarding certain specific legal proceedings in which the Company is involved is contained in Part II, Item 1 hereof as well as in Part I, Item 3, and in Note 15 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2021.

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

The Company also utilizes the Transitional segment on a limited basis solely when and if it closes a school.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
Transportation and Skilled Trades	$56,965	70.8%	$42,915	68.7%	$11,256	$4,870
Healthcare and Other Professions	23,499	29.2%	19,555	31.3%	2,962	2,731
Corporate	-		-		(10,766)	(6,441)
Total	$80,464	100.0%	$62,470	100.0%	$3,452	$1,160

	For the Six Months Ended June 30,
	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
Transportation and Skilled Trades	$112,636	71.1%	$91,971	69.4%	$23,581	$9,708
Healthcare and Other Professions	45,825	28.9%	40,540	30.6%	5,911	4,733
Corporate	-		-		(20,020)	(14,626)
Total	$158,461	100.0%	$132,511	100.0%	$9,472	$(185)

	Total Assets
	June 30, 2021	December 31, 2020
Transportation and Skilled Trades	$134,854	$133,078
Healthcare and Other Professions	31,977	32,753
Corporate	77,815	79,359
Total	$244,646	$245,190

11.          FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	June 30, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$33,007	$33,007	$-	$-	$33,007
Prepaid expenses and other current assets	4,239	-	4,239	-	4,239

Financial Liabilities:
Accrued expenses	$14,836	$-	$14,836	$-	$14,836
Other short term liabilities	59	-	59	-	59
Derivative qualifying cash flow hedge	617	-	617	-	617
Credit facility	16,303	-	15,107	-	15,107

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$38,026	$38,026	$-	$-	$38,026
Prepaid expenses and other current assets	3,723	-	3,723	-	3,723

Financial Liabilities:
Accrued expenses	$16,692	$-	$16,692	$-	$16,692
Other short term liabilities	26	-	26	-	26
Derivative qualifying cash flow hedge	877	-	877	-	877
Credit facility	17,212	-	15,487	-	15,487

As of June 30, 2021 and December 31, 2020, we estimated the fair value of the Credit Facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

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

The following summarizes the fair value of the outstanding derivative:

	June 30, 2021		December 31, 2020
	Liability(1)		Liability(1)
	Notional	Fair Value	Notional	Fair Value
Derivative derived as a hedging instrument:
Interest Rate Swap	$16,833	$617	$17,833	$877

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

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Expense
Interest Rate Swap	$100	$100	$200	$100

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative qualifying as cash flow hedge
Interest rate swap income (loss)	$49	$(95)	$260	$(843)

12.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March 2020 and some effects of the pandemic have continued. The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from in-person instruction to online, remote learning and back.  The impact for the Company was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning which resulted in, among other things, additional expenses.  Further, related to this transition, some students were placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. As a result, certain programs were extended due to restricted access to externship sites and classroom labs which did not have a material impact on our consolidated financial statements.  In accordance with phased re-opening as applied on a state-by-state basis, all of our schools have now re-opened and the majority of the students who were on leave of absence or have deferred their programs returned to school to finish their programs.  The Company has considered the impact of COVID-19 on the assumptions and estimates used to prepare its consolidated financial statements and has determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The Company expects to continue to be impacted by COVID-19 as the situation remains dynamic and evolving and subject to rapid and possibly material change. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and businesses impacted by the spread of COVID-19. The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.  Among other things, the CARES Act includes a $14 billion higher education emergency relief fund (“HEERF”) for the DOE to distribute directly to institutions of higher education.  Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  Institutions are permitted to use the remainder of the funds for additional emergency grants to students or to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency.  Other than as disclosed below, the CARES Act had no material impact on the Company’s income tax provision for the year ended December 31, 2020 or the six months ended June 30, 2021.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively. As of June 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment. Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable driving a decrease in bad debt expense, both uses resulted in a decrease in our selling general and administrative expenses.

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

The Company was also permitted to delay payment of FICA payroll taxes through January 1, 2021 and has done so. The Company will have to repay 50% of the deferred payments by January 3, 2022, and the remaining 50% by January 3, 2023. As of June 30, 2021, the Company had deferred payments of $4.5 million.

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

Upon the passage of the CRRSAA, DOE began allocating the funds to each institution of higher education based on a formula contained in the law.  The DOE has allocated a total of $15.4 million to our schools and the funds became available in February 2021.  The DOE has begun releasing guidance relating to the use of these funds and is expected to provide additional information in the coming weeks.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions. As of June 30, 2021, the Company has not drawn down any of these allocated funds.

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

Impact of COVID-19 on the Company

During the first quarter of 2020, COVID-19 began to spread worldwide and has caused significant disruptions to the U.S. and world economies.  In early March 2020, the Company began seeing the impact of the COVID-19 pandemic on our business. The circumstances related to COVID-19 are unprecedented, dynamic and evolving and currently, with variants of the virus arising, remain unpredictable.  As the economic impact of the COVID-19 pandemic continues to evolve, we could see significant changes to our operations.

To date, the impact of COVID-19 has primarily related to transitioning classes from in-person, hands-on instruction to online, remote learning and back.  As part of this transition, the Company has incurred additional expenses.  Related to this transition, 102 students were placed on leave of absence as they could not complete their externships and certain programs were extended due to restricted access to externship sites and classroom labs.   In response to COVID-19, we implemented initiatives to safeguard our students and our employees. Due to phased re-opening on a state-by-state basis, our schools have been reopening since May 2020. Currently, all of our schools are open and only 17 of our students on leave of absence due to COVID-19 remain on leave of absence and we expect the majority of them to complete their programs.

Student Population and Financial Results

As of June 30, 2021, the Company had 17 students on leave of absence due to COVID-19.  It is expected that a majority of these students will complete their externships. Further, the Company had extended the length and graduation dates of a few programs in which distance learning could only be utilized for a small percentage of these programs.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

Effect of Inflation

Inflation has not had a material effect on our operations.

Results of Continuing Operations for the Three and Six Months Ended June 30, 2021

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	41.9%	42.0%	41.7%	42.6%
Selling, general and administrative	53.8%	56.3%	52.3%	57.6%
Gain on sale of assets	0.0%	-0.2%	0.0%	-0.1%
Total costs and expenses	95.7%	98.1%	94.0%	100.1%
Operating income (loss)	4.3%	1.9%	6.0%	-0.1%
Interest expense, net	-0.4%	-0.5%	-0.4%	-0.5%
Income (loss) from operations before income taxes	3.9%	1.4%	5.6%	-0.6%
Provision for income taxes	0.9%	0.1%	1.2%	0.1%
Net income (loss)	3.0%	1.3%	4.4%	-0.7%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Consolidated Results of Operations

Revenue.  Revenue increased $18.0 million, or 28.8% to $80.5 million for the three months ended June 30, 2021 from $62.5 million in the prior year comparable period.  The increase in revenue was the result of a 16.3% increase in average population, driven by continued student start growth, which increased 8.0% for the quarter compared to the prior year in combination with starting the year with approximately 1,000 more students than in the prior year comparable period.  Further contributing to the increase was the normalization of our revenue stream driven by the return to in-person instruction at all of our campuses.

The prior year financial results reflect the unprecedented impact from the COVID-19 pandemic which started in March of 2020.  As a result, certain financial and operational comparisons quarter over quarter may be distorted due to the impact of COVID-19.  One area impacted by the pandemic was student starts.  Student start results during the second quarter of 2020 included approximately 300 students whom delayed their start date from the first quarter to the second quarter of 2020 due to the onset of the pandemic.  Excluding these student from the second quarter population, resulted in a 19.1% increase in student starts.  Additionally, Lincoln has experienced consistent start growth over the last three years.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense increased $7.5 million, or 28.4% to $33.7 million for the three months ended June 30, 2021 from $26.2 million in the prior year comparable period.   The higher costs were mainly concentrated in instructional, books and tools and facilities expenses.  Instructional expense and books and tools expense increased as a result of a growing student population in addition to operating with a hybrid remote and in-person instruction in the current year compared to remote learning in the prior year.  Similarly, facilities expense increased when compared to prior year due to one-time rent reductions coupled with overall facilities savings during campus closures as a result of COVID-19.

Educational services and facilities expense, as a percentage of revenue, decreased slightly to 41.9% from 42.0% for the three months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $8.1 million, or 23.2% to $43.3 million for the three months ended June 30, 2021 from $35.2 million in the prior year comparable period.  The increase in expense quarter over quarter was driven by several factors including an increased student population; the normalization of operating expenses in the current year resulting from the return to in-person instruction at all of our campuses; an improved business climate as the country begins to reopen and a $1.5 million increase in incentive compensation tied directly to improved financial performance.

Selling, general and administrative expense, as a percentage of revenue, decreased to 53.8% from 56.3% for the three months ended June 30, 2021 and 2020, respectively.

Net interest expense.  Net interest expense remained essentially flat at $0.3 million for the three months ended June 30, 2021 and 2020, respectively.

Income taxes.  Our provision for income taxes was $0.7 million compared to approximately $0.1 million for the three months ended June 30, 2021 and 2020, respectively.  The higher provision for the second quarter of 2021 compared to prior year was due to the release of the valuation allowance as of December 31, 2020.  The effective tax rate for the three months ending June 30, 2021 was 23.1%.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Consolidated Results of Operations

Revenue.  Revenue increased $26.0 million, or 19.6% to $158.5 million for the six months ended June 30, 2021 from $132.5 million in the prior year comparable period.  The increase in revenue was the result of a 13.0% increase in average population, driven by continued student start growth, up 18.0% year over year in combination with starting the year with approximately 1,000 more students than in the prior year comparable period.  Further contributing to the increase was the normalization of our revenue stream driven by the return to in-person instruction at all of our campuses.

The prior year financial results reflect the unprecedented impact from the COVID-19 pandemic which started in March of 2020.  As a result, certain financial and operational comparisons quarter over quarter may be distorted as a result of the impact of COVID-19.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense increased $9.5 million, or 16.9% to $66.0 million for the six months ended June 30, 2021 from $56.5 million in the prior year comparable period.  The higher costs were mainly concentrated in instructional, books and tools and facilities expenses.  Instructional expense and books and tools expense increased as a result of a growing student population in addition to operating with a hybrid remote and in-person instruction in the current year compared to remote learning in the prior year.  Similarly, facilities expense increased when compared to prior year due to one-time rent reductions coupled with overall facilities savings during campus closures as a result of COVID-19.

Educational services and facilities expense, as a percentage of revenue, decreased to 41.7% from 42.6% for the six months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $6.6 million, or 8.7% to $82.9 million for the six months ended June 30, 2021 from $76.3 million in the prior year comparable period.  The increase in expense quarter over quarter was driven by several factors including an increased student population; the normalization of operating expenses in the current year resulting from the return to in-person instruction at all of our campuses; an improved business climate as the country begins to reopen and a $2.2 million increase in incentive compensation tied directly to improved financial performance. Partially offsetting the increased expenses was a reduction in bad debt expense.

Bad debt expense for the six months ended June 30, 2021 was favorable compared to the prior year period by $1.5 million, as a result of an adjustment made during the first quarter to qualifying student accounts receivables following guidance published on March 19, 2021 by the Department of Education. This new guidance clarified previous guidance on permitted institutional uses of funds from the Higher Education Emergency Relieve Funds (“HEERF”).

In accordance with this guidance, we combined applicable HEERF funding with Company’s funds to provide financial relief to students who dropped from school due to COVID-19 related circumstances with unpaid accounts receivable balances during the period from March 15, 2020 to March 31, 2021.  The relief resulted in a net benefit to bad debt expense of approximately $3.0 million. Without this adjustment bad debt expense for the six months ended June 30,2021, as a percentage of total revenue, would have been comparable with prior year.

Selling, general and administrative expense, as a percentage of revenue, decreased to 52.3% from 57.6% for the six months ended June 30, 2021 and 2020, respectively.

Net interest expense.  Net interest expense decreased by $0.1 million for the six months ended June 30, 2021 to $0.6 million from $0.7 million in the prior year comparable period.

Income taxes.  Our provision for income taxes was $2.0 million compared to $0.1 million for the six months ended June 30, 2021 and 2020, respectively.  The higher provision for the six months ended June 30, 2021 compared to prior year was due to the release of the valuation allowance as of December 31, 2020.  The effective tax rate for the six months ending June 30, 2021 was 22.2%.

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

The Company also utilizes the Transitional segment solely when and if it closes a school.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table presents results for our two reportable segments for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	% Change
Revenue:
Transportation and Skilled Trades	$56,965	$42,915	32.7%
HOPS	23,499	19,555	20.2%
Total	$80,464	$62,470	28.8%

Operating Income (Loss):
Transportation and Skilled Trades	$11,256	$4,870	131.1%
Healthcare and Other Professions	2,962	2,731	8.5%
Corporate	(10,766)	(6,441)	-67.1%
Total	$3,452	$1,160	-197.6%

Starts:
Transportation and Skilled Trades	2,509	2,302	9.0%
Healthcare and Other Professions	1,194	1,127	5.9%
Total	3,703	3,429	8.0%

Average Population:
Transportation and Skilled Trades	8,039	7,298	10.2%
Leave of Absense - COVID-19	(25)	(424)	94.1%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	8,014	6,874	16.6%

Healthcare and Other Professions	4,508	4,254	6.0%
Leave of Absense - COVID-19	(40)	(393)	89.8%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,468	3,861	15.7%

Total	12,547	11,552	8.6%
Total Excluding Leave of Absense - COVID-19	12,482	10,735	16.3%

End of Period Population:
Transportation and Skilled Trades	8,467	7,826	8.2%
Leave of Absense - COVID-19	(7)	(463)	98.5%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	8,460	7,363	14.9%

Healthcare and Other Professions	4,410	4,456	-1.0%
Leave of Absense - COVID-19	(10)	(233)	95.7%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,400	4,223	4.2%

Total	12,877	12,282	4.8%
Total Excluding Leave of Absense - COVID-19	12,860	11,586	11.0%

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Transportation and Skilled Trades
Student starts increased 9.0%, to approximately 2,500 for the three months ended June 30, 2021 from approximately 2,300 in the prior year comparable period.

Operating income increased $6.4 million to $11.3 million for the three months ended June 30, 2021 from $4.9 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors.

•
Revenue increased $14.1 million, or 32.7% to $57.0 million for the three months ended June 30, 2021 from $42.9 million in the prior year comparable period.  The increase in revenue was primarily driven by average student population, up 16.6% resulting from continued start growth quarter over quarter in addition to the normalization of our revenue stream with the return to in-person instruction at all of our campuses.

•
Educational services and facilities expense increased $5.1 million, or 29.4% to $22.7 million for the three months ended June 30, 2021 from $17.6 million in the prior year comparable period.  The increase in expense was driven by additional instructional expense, books and tools expense and facilities expense resulting from an increased student population combined with the return to in-person instruction at all of our campuses in the current quarter.

•
Selling, general and administrative expense increased $2.4 million, or 11.7% to $23.0 million for the three months ended June 30, 2021 from $20.6 million in the prior year comparable period.  Additional costs were a result of an increased student population quarter over quarter; the normalization of operating expenses in the current year resulting from the return to in-person instruction at all of our campuses and an improved business climate as the country begins to reopen.

Healthcare and Other Professions
Student starts increased 5.9%, to approximately 1,200 for the three months ended June 30, 2021 from approximately 1,100 in the prior year comparable period.

Operating income increased $0.2 million to $2.9 million for the three months ended June 30, 2021 from $2.7 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue increased $3.9 million, or 20.2% to $23.4 million for the three months ended June 30, 2021 from $19.5 million in the prior year comparable period.  The increase in revenue was primarily driven by average student population, up 15.7% resulting from continued start growth quarter over quarter in addition to the normalization of our revenue stream with the return to in-person instruction at all of our campuses.

•
Educational services and facilities expense increased $2.3 million, or 26.4% to $11.0 million for the three months ended June 30, 2021 from $8.7 million in the prior year comparable period.  The increase in expense was driven by additional instructional expense, books and tools expense and facilities expense resulting from an increased student population combined with the return to in-person instruction at all of our campuses in the current quarter.

•
Selling, general and administrative expense increased $1.4 million, or 17.5% to $9.5 million for the three months ended June 30, 2021 from $8.1 million in the prior year comparable period.  Additional costs were a result of an increased student population quarter over quarter; the normalization of operating expenses in the current year resulting from the return to in-person instruction at all of our campuses and an improved business climate as the country begins to reopen.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $10.8 million and $6.4 million for each of the three months ended June 30, 2021 and 2020, respectively.  The additional expenses quarter over quarter were driven by several factors including the normalization of operating expenses in the current year; an improved business climate as the country begins to reopen and a $1.5 million increase in incentive compensation tied directly to improved financial performance.

The following table present results for our two reportable segments for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	% Change
Revenue:
Transportation and Skilled Trades	$112,636	$91,971	22.5%
HOPS	45,825	40,540	13.0%
Total	$158,461	$132,511	19.6%

Operating Income (Loss):
Transportation and Skilled Trades	$23,581	$9,708	142.9%
Healthcare and Other Professions	5,911	4,733	24.9%
Corporate	(20,020)	(14,626)	-36.9%
Total	$9,472	$(185)	5220.0%

Starts:
Transportation and Skilled Trades	4,848	4,022	20.5%
Healthcare and Other Professions	2,403	2,123	13.2%
Total	7,251	6,145	18.0%

Average Population:
Transportation and Skilled Trades	8,036	7,302	10.1%
Leave of Absense - COVID-19	(20)	(223)	91.0%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	8,016	7,079	13.2%

Healthcare and Other Professions	4,459	4,120	8.2%
Leave of Absense - COVID-19	(65)	(213)	69.5%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,394	3,907	12.5%

Total	12,495	11,422	9.4%
Total Excluding Leave of Absense - COVID-19	12,410	10,986	13.0%

End of Period Population:
Transportation and Skilled Trades	8,467	7,826	8.2%
Leave of Absense - COVID-19	(7)	(463)	98.5%
Transportation and Skilled Trades Excluding Leave of Absense - COVID-19	8,460	7,363	14.9%

Healthcare and Other Professions	4,410	4,456	-1.0%
Leave of Absense - COVID-19	(10)	(233)	95.7%
Healthcare and Other Professions Excluding Leave of Absense - COVID-19	4,400	4,223	4.2%

Total	12,877	12,282	4.8%
Total Excluding Leave of Absense - COVID-19	12,860	11,586	11.0%

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Transportation and Skilled Trades
Student starts increased 20.5%, to approximately 4,800 for the six months ended June 30, 2021 from approximately 4,000 in the prior year comparable period.

Operating income increased $13.9 million to $23.6 million for the six months ended June 30, 2021 from $9.7 million in the prior year comparable period.  The increase year over year was mainly driven by the following factors.

•
Revenue increased $20.6 million, or 22.5% to $112.6 million for the six months ended June 30, 2021 from $92.0 million in the prior year comparable period.  The increase in revenue was primarily driven by average student population, up 13.2% resulting from continued start growth quarter over quarter in addition to the normalization of our revenue stream with the return to in-person instruction at all of our campuses.

•
Educational services and facilities expense increased $6.5 million, or 17.0% to $44.6 million for the six months ended June 30, 2021 from $38.1 million in the prior year comparable period.  The increase in expense was driven by additional instructional expense, books and tools expense and facilities expense resulting from an increased student population combined with the return to in-person instruction at all of our campuses in the current year.

•	Selling, general and administrative expense increased $0.2 million to $44.4 million for the six months ended June 30, 2021 from $44.2 million in the prior year comparable period.

Healthcare and Other Professions
Student starts increased 13.2%, to approximately 2,400 for the six months ended June 30, 2021 from approximately 2,100 in the prior year comparable period.

Operating income increased $1.2 million to $5.9 million for the six months ended June 30, 2021 from $4.7 million in the prior year comparable period.  The increase year over year was mainly driven by the following factors:

•
Revenue increased $5.3 million, or 13.0% to $45.8 million for the six months ended June 30, 2021 from $40.5 million in the prior year comparable period.  The increase in revenue was primarily driven by average student population, up 12.5% resulting from continued start growth quarter over quarter in addition to the normalization of our revenue stream with the return to in-person instruction at all of our campuses.

•
Educational services and facilities expense increased $3.0 million, or 16.7% to $21.4 million for the six months ended June 30, 2021 from $18.4 million in the prior year comparable period.  The increase in expense was driven by additional instructional expense, books and tools expense and facilities expense resulting from an increased student population combined with the return to in-person instruction at all of our campuses in the current year.

•
Selling, general and administrative expense increased $1.0 million, or 6.0% to $18.5 million for the six months ended June 30, 2021 from $17.5 million in the prior year comparable period.  Additional costs were a result of an increased student population quarter over quarter; the normalization of operating expenses in the current year resulting from the return to in-person instruction at all of our campuses and an improved business climate as the country begins to reopen.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $20.0 million and $14.6 million for each of the six months ended June 30, 2021 and 2020, respectively. The additional expenses quarter over quarter were driven by several factors including the normalization of operating expenses in the current year; an improved business climate as the country begins to reopen and a $2.2 million increase in incentive compensation tied directly to improved financial performance.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$1,067	$6,468
Net cash used in investing activities	(3,516)	(2,975)
Net cash used in financing activities	(2,570)	(16,169)

As of June 30, 2021, the Company had a net cash balance of $16.7 million compared to a net cash balance of $20.8 million at December 31, 2020.   The net cash balance is calculated as our cash, cash equivalents and restricted cash less both short and long-term portion of the credit agreement.  The decrease in cash position from year end was the result of the seasonality of our business in addition to a decrease in accrued expenses driven by the payment of incentive compensation.  When comparing the current quarter end net cash balance of $16.7 million to a net cash balance of $7.8 million as of June 30, 2020, the increase in cash position can mainly be attributed to net income generated by the company in addition to a decrease in net payments on borrowing in the current year.

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

Operating Activities

Net cash provided by operating activities was $1.1 million and $6.5 million for each of the six months ended June 30, 2021 and 2020, respectively.  Included in cash provided by operating activities in the six months ended June 30, 2020 was $14.5 million in federal funds received under the Cares Acts intended for reimbursement to students for expenses related to disruptions in campus operations as a direct result of the COVID-19 pandemic.  Excluding these funds, we would have reported net cash used in operating activities of $8.0 million.  The increase of $9.0 million in cash provided by operating activities was primarily driven by net income generated for the six months ended June 30, 2021.

Investing Activities

Net cash used in investing activities was $3.5 million for the six months ended June 30, 2021 compared to $3.0 million in the prior year comparable period.

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

Financing Activities

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2021 compared to $16.2 million in the prior year comparable period.  The decrease of $13.6 million was driven by several factors including a decrease in net payments on borrowing of $15.0 million year over year, an increase of $0.8 million in equity based compensation in addition to dividends paid in the current year of $0.6 million.

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of June 30, 2021, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

As of June 30, 2021 and December 31, 2020, the Company had $16.8 million and $17.8 million, respectively, outstanding under the Credit Facility offset by $0.5 million and $0.6 million of deferred finance fees, respectively.  As of June 30, 2021 and December 31, 2020, letters of credit in the aggregate outstanding principal amount of $4.0 million were outstanding under the Credit Facility.

The following table sets forth our long-term debt (in thousands):

	June 30, 2021	December 31, 2020
Credit agreement	$16,833	$17,833
Deferred Financing Fees	(530)	(621)
	16,303	17,212
Less current maturities	(2,000)	(2,000)
	$14,303	$15,212

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of June 30, 2021, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2031 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of June 30, 2021, we had outstanding loan principal commitments to our active students of $28.1 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are packaged to fund their education using these funds and they are not reported on our financials.

Regulatory Updates

Borrower Defense to Repayment Regulations.

As previously disclosed in Lincoln’s Annual Report on Form 10-K, Lincoln is subject to an extensive regulatory scheme which includes, without limitation, the Borrower Defense to Repayment regulations.  On July 1, 2020, the DOE’s published final Borrower Defense to Repayment regulations became effective. Among other things, these new regulations amend the processes for borrowers to receive from DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party. The new and existing DOE regulations establish detailed procedures and standards for the loan discharge processes for periods prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans. The current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility. See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Regulatory Environment – Borrower Defense to Repayment Regulations” and “Risk Factors – We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.”

 On April 29, 2021, Lincoln received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning Lincoln and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE will provide to Lincoln each application allowing Lincoln the opportunity to submit responses to the applications. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We subsequently received from the DOE one group of 175 borrower application claims in May 2021 and another group of 140 borrower application claims in July 2021.  We are in the process of thoroughly reviewing and responding to each borrower application sent to us by the DOE.

Given the early stage of this matter, management is not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending applications which could have a material adverse effect on our business and results of operations.

It is possible that we may receive from the DOE in the future borrower defense applications submitted by or on behalf of prior, current, or future Lincoln students and that the DOE could seek to recover liabilities from Lincoln for discharged loans.

If the DOE grants any pending or future borrower applications, the DOE regulations state that the DOE may initiate an appropriate proceeding to recover liabilities arising from the loans in the applications.  If the DOE initiates such a proceeding, Lincoln would request reconsideration of the liabilities. We cannot predict the timing or amount of all borrower defense applications that borrowers may submit to the DOE or that the DOE may grant in the future, or the timing or amount of any possible liabilities that the DOE may seek to recover from Lincoln, if any.

The DOE has announced, generally, that it intends to establish new regulations on a variety of topics including borrower defense to repayment, that could result in regulations that would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions.  See “Negotiated Rulemaking.”

The ARPA and the “90/10 Rule.”

In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (the “ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  We have been allocated approximately $8 million in funds that must be used entirely for student financial aid grants.  As of June 30, 2021, none of these funds have been drawn down.

In addition, the ARPA also includes a provision that amends the 90/10 Rule. A for-profit institution that derives more than 90% of its total revenue from Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures.  See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Regulatory Environment – The ‘90/10 Rule’” and “Risk Factors – Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs exceeds 90%, which could reduce our student population and revenues.”   If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV Program revenue for 90/10 Rule purposes, lower the 90% threshold, or otherwise change the calculation methodology (each of which has been proposed by some Congressional members in proposed legislation), or make other changes to the 90/10 Rule, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.

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

We expect to make changes to certain of our operations in order to address the current and future provisions in the 90/10 Rule and in order to maintain the 90/10 percentages at our institutions below the 90% threshold as calculated under DOE regulations. However, we do not have significant control over the amount of Title IV funds that our students may receive and borrow. Our institutions’ 90/10 percentages can be increased by increases in Title IV aid availability (including, for example, increases in Pell Grant funds) and be decreased by decreases in the availability of state grant program funding and other sources of student aid that do not count as Title IV funds in the 90/10 calculation. Our institutions’ 90/10 percentages also will increase when the ARPA amendments to the 90/10 Rule take effect to the extent that students eligible to receive military and veteran education assistance enroll and use their financial assistance at our institutions. We cannot be certain that the changes we make in the future will succeed in maintaining our institutions’ 90/10 percentages below required levels or that the changes will not materially impact our business operations, revenues, and operating costs.

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

Negotiated Rulemaking. The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions.  See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Regulatory Environment – Negotiated Rulemaking” and “Risk Factors - The DOE has changed its regulations, and may make other changes in the future, in a manner which could require us to incur additional costs in connection with our administration of the Title IV Programs, affect our ability to remain eligible to participate in the Title IV Programs, impose restrictions on our participation in the Title IV Programs, affect the rate at which students enroll in our programs, or otherwise have a significant impact on our business and results of operations.”  We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE under the new administration may issue new regulations and guidance that could adversely impact for-profit schools including our institutions.  For example, the ARPA will require the DOE to initiate a process to amend its regulations regarding the 90/10 Rule.  See “The ARPA and the ‘90/10 Rule.’”

In addition, in May 2021, the DOE announced its intention to establish negotiated rulemaking committees to prepare proposed regulations on an extensive range of topics including without limitation changes of ownership and change in control of institutions of higher education, certification procedures for participation in the Title IV Programs, standards of administrative capability, ability to benefit standards, borrower defense to repayment, discharges for borrowers with a total and permanent disability, closed school loan discharges, discharges for false certification of student eligibility, loan repayment plans, the public service loan forgiveness program, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutional enrollment agreements, financial responsibility standards including events that indicate heightened financial risk, gainful employment, and Pell Grant eligibility for prison education programs.  The DOE also could consider additional topics for proposed regulations during the negotiated rulemaking process.  The negotiated rulemaking process could lead to future DOE regulations that could adversely impact for-profit schools including our institutions.

We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years and that may occur as a result of the upcoming negotiated rulemaking, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our institutions, including the need to cease offering a number of programs.

Closed School Loan Discharges. The DOE may grant closed school loan discharges of Federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us.  The DOE also has announced that it intends to establish new regulations on a variety of topics including closed school loan discharges, which could result in regulations that would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions.  See “Negotiated Rulemaking.”

We have received five separate letters from the DOE since September 3, 2020, asserting liabilities for closed school loan discharges in connection with the closure of some of our campuses.  The total liability paid to the DOE since September 3, 2020, has been approximately $280,000.  The most recent correspondence from the DOE on this topic was dated February 11, 2021, which asserted a liability of approximately $74,000 for two previously closed campuses.  We have appealed this amount on March 2, 2021, and the DOE subsequently notified us on July 26, 2021, that based on our appeal, the liability would be reduced to $61,000.  We cannot predict the timing or amount of the outcome of the DOE’s consideration of our response, nor can we predict any additional loan discharges that the DOE may approve or the liabilities that the DOE may seek from us for these campuses or other campuses that have closed in the past.

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

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows. Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of June 30, 2021.

Following a wave of hundreds of class action lawsuits being served upon colleges and universities across the country by students in connection with transitioning from in-person to online classes due to COVID-19, a class action lawsuit was filed against the Company in New Jersey Federal District Court and served on December 21, 2020.  Like most of the other lawsuits across the country, the suit alleges breach of contract, unjust enrichment and conversion.  In lieu of an Answer, on January 25, 2021 the Company filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim. On July 9, 2021 the court granted the Company’s Motion to dismiss the breach of contract, unjust enrichment claims for tuition and registration fees and conversion claims in their entireties.  The only claim remaining is for student and technology fees, where the judge stated it was premature to dismiss those claims.  On July 23, 2021, the Company submitted its Motion for Reconsideration as to the remaining claim and awaits a ruling in this regard.

Also, as previously disclosed in Lincoln’s Annual Report on Form 10-K, on April 29, 2021, Lincoln received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning Lincoln and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE will provide to Lincoln each application allowing Lincoln the opportunity to submit responses to the applications. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We subsequently received from the DOE one group of 175 borrower application claims in May 2021 and another group of 140 borrower application claims in July 2021.  We are in the process of thoroughly reviewing and responding to each borrower application sent to us by the DOE.

Given the early stage of this matter, management is not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending applications which could have a material adverse effect on our business and results of operations.

It is possible that we may receive from the DOE in the future borrower defense applications submitted by or on behalf of prior, current, or future Lincoln students and that the DOE could seek to recover liabilities from Lincoln for discharged loans.

If the DOE grants any pending or future borrower applications, the DOE regulations state that the DOE may initiate an appropriate proceeding to recover liabilities arising from the loans in the applications.  If the DOE initiates such a proceeding, the Company would request reconsideration of the liabilities. We cannot predict the timing or amount of all borrower defense applications that borrowers may submit to the DOE or that the DOE may grant in the future, or the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any. See the Company’s disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Regulatory Environment – Borrower Defense to Repayment Regulations” and “Risk Factors – We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.”

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

3.3	Bylaws of the Company, as amended on March 8, 2019 (incorporated by reference to the Company’s Form 8-K filed June 28 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 9, 2021	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

3.2
Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-3 filed October 6, 2020).

3.3	Bylaws of the Company, as amended on March 8, 2019 (incorporated by reference to the Company’s Form 8-K filed June 28 2005).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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