Form 10-Q
period 2021-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2021-11-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, there were 27,000,687 shares of the registrant’s common stock outstanding

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the nine months ended and (Unaudited)September 30, 20212020	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 5.	Other Information	41
Item 6.	Exhibits	41
	SIGNATURES	42

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,150	$38,026
Accounts receivable, less allowance of $26,303 and $25,174 at September 30, 2021 and December 31, 2020, respectively	29,985	30,021
Inventories	3,155	2,394
Prepaid income taxes	238	-
Prepaid expenses and other current assets	2,973	3,723
Assets held for sale	27,452	-
Total current assets	110,953	74,164

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $152,217 and $176,300 at September 30, 2021 and December 31, 2020, respectively	23,251	48,388

OTHER ASSETS:
Noncurrent receivables, less allowance of $4,789 and $3,465 at September 30, 2021 and December 31, 2020, respectively	18,805	16,463
Deferred income taxes, net	32,082	35,718
Operating lease right-of-use assets	53,033	55,187
Goodwill	14,536	14,536
Other assets, net	796	734
Total other assets	119,252	122,638
TOTAL ASSETS	$253,456	$245,190

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)
	September 30, 2021	December 31, 2020
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$2,000	$2,000
Unearned tuition	24,691	23,453
Accounts payable	16,036	15,676
Accrued expenses	15,778	16,692
Income taxes payable	-	491
Current portion of operating lease liabilities	10,314	8,504
Other short-term liabilities	56	26
Total current liabilities	68,875	66,842

NONCURRENT LIABILITIES:
Long-term credit agreement	13,848	15,212
Pension plan liabilities	4,850	4,252
Long-term portion of operating lease liabilities	49,135	52,702
Other long-term liabilities	2,803	3,133
Total liabilities	139,511	142,141

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at September 30, 2021 and December 31, 2020	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding: 26,978,432 shares at September 30, 2021 and 26,476,329 shares at December 31, 2020	141,377	141,377
Additional paid-in capital	31,643	30,512
Treasury stock at cost - 5,910,541 shares at September 30, 2021 and December 31, 2020	(82,860)	(82,860)
Retained earnings	16,045	6,203
Accumulated other comprehensive loss	(4,242)	(4,165)
Total stockholders’ equity	101,963	91,067
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$253,456	$245,190

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$89,059	$78,792	$247,520	$211,303
COSTS AND EXPENSES:
Educational services and facilities	38,105	34,251	104,143	90,733
Selling, general and administrative	45,209	40,700	128,159	117,011
Loss (gain) on disposition of assets	-	1	1	(96)
Total costs & expenses	83,314	74,952	232,303	207,648
OPERATING INCOME	5,745	3,840	15,217	3,655
OTHER:
Interest expense	(292)	(278)	(874)	(960)
INCOME BEFORE INCOME TAXES	5,453	3,562	14,343	2,695
PROVISION FOR INCOME TAXES	1,614	50	3,589	150
NET INCOME	$3,839	$3,512	$10,754	$2,545
PREFERRED STOCK DIVIDENDS	304	1,074	912	1,074
INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,535	$2,438	$9,842	$1,471
Basic and diluted
Net income per common share	$0.11	$0.08	$0.30	$0.05
Weighted average number of common shares outstanding:
Basic and diluted	25,135	24,822	25,043	24,721

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$3,839	$3,512	$10,754	$2,545
Other comprehensive income (loss)
Derivative qualifying as a cash flow hedge, net of taxes (nil)	65	57	326	(786)
Employee pension plan adjustments, net of taxes (nil)	(134)	140	(403)	420
Comprehensive income	$3,770	$3,709	$10,677	$2,179

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2021	26,476,329	$141,377	$30,512	$(82,860)	$6,203	$(4,165)	$91,067	12,700	$11,982
Net income	-	-	-	-	4,489	-	4,489	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	211	211	-	-
Stock-based compensation expense
Restricted stock	574,614	-	493	-	-	-	493	-	-
Net share settlement for equity-based compensation	(154,973)	-	(962)	-	-	-	(962)	-	-
BALANCE - March 31, 2021	26,895,970	141,377	30,043	(82,860)	10,388	(4,088)	94,860	12,700	11,982
Net income	-	-	-	-	2,426	-	2,426	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	49	49	-	-
Stock-based compensation expense
Restricted stock	76,195	-	844	-	-	-	844	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - June 30, 2021	26,972,165	$141,377	$30,887	$(82,860)	$12,510	$(4,173)	$97,741	12,700	$11,982
Net income	-	-	-	-	3,839	-	3,839	-	-
Preferred stock dividends	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	65	65	-	-
Stock-based compensation expense
Restricted stock	6,267	-	756	-	-	-	756	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - September 30, 2021	26,978,432	$141,377	$31,643	$(82,860)	$16,045	$(4,242)	$101,963	12,700	$11,982

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Deficit	Loss	Total	Shares	Amount
BALANCE - January 1, 2020	25,231,710	$141,377	$30,145	$(82,860)	$(42,058)	$(3,456)	$43,148	12,700	$11,982
Net loss	-	-	-	-	(1,750)	-	(1,750)	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(748)	(748)	-	-
Stock-based compensation expense
Restricted stock	1,191,262	-	291	-	-	-	291	-	-
Net share settlement for equity-based compensation	(58,451)	-	(172)	-	-	-	(172)	-	-
BALANCE - March 31, 2020	26,364,521	141,377	30,264	(82,860)	(43,808)	(4,064)	40,909	12,700	11,982
Net income	-	-	-	-	783	-	783	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(95)	(95)	-	-
Stock-based compensation expense
Restricted stock	111,376	-	325	-	-	-	325	-	-
Net share settlement for equity-based compensation	-	-	-	-	-	-	-	-	-
BALANCE - June 30, 2020	26,475,897	$141,377	$30,589	$(82,860)	$(43,025)	$(4,019)	$42,062	12,700	$11,982
Net income	-	-	-	-	3,512	-	3,512	-	-
Preferred stock dividends	-	-	(1,074)	-	-	-	(1,074)	-	-
Employee pension plan adjustments	-	-	-	-	-	140	140	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	57	57	-	-
Stock-based compensation expense
Restricted stock	17,096	-	670	-	-	-	670	-	-
Net share settlement for equity-based compensation	(16,664)	-	(72)	-	-	-	(72)	-	-
BALANCE - September 30, 2020	26,476,329	$141,377	$30,113	$(82,860)	$(39,513)	$(3,822)	$45,295	12,700	$11,982

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,754	$2,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,620	5,546
Amortization of deferred finance charges	136	136
Deferred income taxes	3,636	-
Loss (gain) on disposition of assets	1	(96)
Fixed asset donations	(2,050)	(334)
Provision for doubtful accounts	19,816	21,692
Stock-based compensation expense	2,093	1,286
(Increase) decrease in assets:
Accounts receivable	(22,122)	(35,946)
Inventories	(761)	(1,258)
Prepaid income taxes and income taxes payable	(729)	272
Prepaid expenses and current assets	725	1,296
Other assets, net	274	(77)
Increase (decrease) in liabilities:
Accounts payable	(186)	1,656
Accrued expenses	(914)	4,663
CARES Act student funds liability	-	1,073
CARES Act institutional funds liability	-	10,387
Unearned tuition	1,238	(4,057)
Other liabilities	219	1,438
Total adjustments	6,996	7,677
Net cash provided by operating activities	17,750	10,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,252)	(3,554)
Proceeds from insurance	-	97
Net cash used in investing activities	(5,252)	(3,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(1,500)	(27,501)
Proceeds from borrowings	-	11,000
Dividend payment for preferred stock	(912)	(1,074)
Credit of deferred finance fees	-	3
Net share settlement for equity-based compensation	(962)	(244)
Net cash used in financing activities	(3,374)	(17,816)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,124	(11,051)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	38,026	38,644
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$47,150	$27,593

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Nine Months Ended September 30,
	2021	2020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$795	$845
Income taxes	$681	$121
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of fixed assets	$2,684	$1,847

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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

Liquidity—As of September 30, 2021, the Company had cash and cash equivalents of $47.2 million and a net cash balance of $31.3 million calculated as cash and cash equivalents, less both the short-term and long-term portions of the Company’s Credit Facility (defined below) and can borrow an additional $21.0 million under its Credit Facility.  As of December 31, 2020, the Company had a net cash balance of $20.8 million.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2020 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2021.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, “Income Taxes”. ASU 2019-12 also clarifies and amends GAAP for other areas of Topic 740. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Index
During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

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

2.	NET INCOME PER COMMON SHARE

The Company presents basic and diluted income per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted common stock that include rights to non-forfeitable dividends (and, therefore, participate in undistributed income with common shareholders) to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted common stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted common stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted common stock are not contractually obligated to share in our net losses. However, the cumulative dividends on preferred stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding. The basic and diluted net income amounts are the same for the three and nine months ended September 30, 2021 and 2020 as a result of the anti-dilutive impact of the potentially dilutive securities.

The Company uses the more dilutive method of calculating the diluted income per share by applying the more dilutive of either (a) the treasury stock method, if-converted method, or (b) the two-class method in its diluted income per common share calculation. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of restricted stock. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

Index
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income	$3,839	$3,512	$10,754	$2,545
Less: preferred stock dividend	(304)	(1,074)	(912)	(1,074)
Less: allocation to preferred stockholders	(582)	(433)	(1,629)	(259)
Less: allocation to restricted stockholders	(232)	(120)	(635)	(65)
Net income allocated to common stockholders	$2,721	$1,885	$7,579	$1,147

Basic income per share:
Denominator:
Weighted average common shares outstanding	25,135,381	24,821,665	25,043,357	24,720,817
Basic income per share	$0.11	$0.08	$0.30	$0.05

Diluted income per share:
Denominator:
Weighted average number of:
Common shares outstanding	25,135,381	24,821,665	25,043,357	24,720,817
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-	-	-
Unvested restricted stock	-	-	-	-
Dilutive shares outstanding	25,135,381	24,821,665	25,043,357	24,720,817
Diluted income per share	$0.11	$0.08	$0.30	$0.05

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2021	2020	2021	2020
Series A Preferred Stock	5,381,356	-	5,381,356	-
Unvested restricted stock	815,383	767,056	823,662	566,370
	6,196,739	767,056	6,205,018	566,370

3.	REVENUE RECOGNITION

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

Unearned tuition in the amount of $24.7 million and $23.5 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The change in this contract liability balance during the nine-month period ended September 30, 2021 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine-month period ended September 30, 2021 that was included in the contract liability balance at the beginning of the year was $22.6 million.

Index
The following table depicts the timing of revenue recognition:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$6,203	$1,618	$7,821	$14,788	$4,234	$19,022
Services transferred over time	58,747	22,491	81,238	162,798	65,700	228,498
Total revenues	$64,950	$24,109	$89,059	$177,586	$69,934	$247,520

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,520	$1,466	$6,986	$10,056	$3,479	$13,535
Services transferred over time	51,308	20,498	71,806	138,743	59,025	197,768
Total revenues	$56,828	$21,964	$78,792	$148,799	$62,504	$211,303

4.	LEASES

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

See Note 13 which discusses the sale lease-back transaction relating to the Company’s Denver and Grand Prairie campuses which closed on October 29, 2021.

Operating lease costs for the three months ended September 30, 2021 and 2020 were $3.8 million and $3.9 million, respectively. Operating costs for the nine months ended September 30, 2021 and 2020 was $11.4 million and $11.4 million, respectively. Our variable lease costs for the three and nine months ended September 30, 2021 were less than $0.1 million. The net change in the ROU asset and lease liability are included in other assets in the condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,972	$3,894	$11,009	$11,537
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$1,220	$6,311	$4,421	$15,092

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	As of September 30,
	2021	2020
Weighted-average remaining lease term	5.49 years	6.29 years
Weighted-average discount rate	10.77%	11.38%

Maturities of lease liabilities by fiscal year for our operating leases as of September 30, 2021 are as follows:

Year ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$3,938
2022	15,926
2023	14,981
2024	13,413
2025	11,399
2026	3,241
Thereafter	15,441
Total lease payments	78,339
Less: imputed interest	(18,890)
Present value of lease liabilities	$59,449

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There were no long-lived asset impairments during the nine months ended September 30, 2021 and 2020.

The Company reviews goodwill for impairment when indicators of impairment exist. Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense. The Company has concluded that, as of September 30, 2021, there were no indicators of potential impairment and, accordingly, the Company did not test goodwill for impairment.

Index
The carrying amount of goodwill at September 30, 2021 and 2020 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2021	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2021	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2020	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2020	$117,176	$(102,640)	$14,536

As of September 30, 2021 and 2020, the goodwill balance is related to the Transportation and Skilled Trades segment.

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Credit agreement	$16,333	$17,833
Deferred Financing Fees	(485)	(621)
	15,848	17,212
Less current maturities	(2,000)	(2,000)
	$13,848	$15,212

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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of September 30, 2021, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

On September 23, 2021, the Company and certain of its subsidiaries entered into a Consent and Waiver Letter Agreement (the “Consent Agreement”) to the Company’s existing Credit Agreement. The Consent Agreement consents to certain real estate transactions with respect to the Nashville, Denver and Grand Prairie campuses (collectively, the “Property Transactions”) and waives certain covenants in the Credit Agreement, subject to certain conditions specified therein. In addition, in connection with the consummation of the Property Transactions, the Lender has agreed to release its mortgages and other liens on the subject-properties. In connection therewith, at the closing of the Property Transactions, the Company is required to pay in full the outstanding principal and accrued interest of the Term Loan and any swap obligations arising from any swap transaction entered into in connection with the Term Loan. No further borrowings may be made under the Term Loan or the Delayed Draw Term Loan. One of the Property Transactions, the sale lease-back of the Denver and Grand Prairie campuses, was consummated on October 29, 2021.  In connection with the closing, the Company paid its Lender approximately $16.5 million in repayment of the term loan and the swap termination fee.

As of September 30, 2021 and December 31, 2020, the Company had $16.3 million and $17.8 million, respectively, outstanding under the Credit Facility offset by $0.5 million and $0.6 million of deferred finance fees, respectively. As of September 30, 2021 and December 31, 2020, letters of credit in the aggregate outstanding principal amount of $4.0 million were outstanding under the Credit Facility.

Index
Scheduled maturities of long-term debt at September 30, 2021 are as follows:

Year ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$500
2022	2,000
2023	2,000
2024	11,833
$16,333

7.	STOCKHOLDERS’ EQUITY

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

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock and (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value. As of September 30, 2021 and December 31, 2020, we paid $0.9 million and $1.4 million, respectively, in cash dividends on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares. Dividends are included in the consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

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

Index
On August 5, 2021, 6,267 restricted shares of common stock were issued to a non-employee director which vest on May 6, 2022.

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

On February 25, 2021, performance-based restricted shares were granted to certain employees of the Company. The shares vest ratably on the first, second and third anniversary dates of the grant based upon the attainment of a financial target during each of the fiscal years ending December 31, 2021, 2022 and 2023, respectively, except in extraordinary circumstances. There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For the three and nine months ended September 30, 2021, the Company recorded expense of $0.3 million and $0.7 million, respectively, as the expectation of attainment of the target is probable.

On February 20, 2020, performance-based restricted shares were granted to certain employees of the Company. The shares vest 20%, 30% and 50% on the first, second and third anniversary dates of the grant, respectively, based upon the attainment of a financial target during each fiscal years ending December 31, 2020, 2021 and 2022, respectively, except in extraordinary circumstances. There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For the three months ended September 30, 2021 and 2020, the Company recorded expense of $0.2 million and $0.2 million, respectively, as the expectation of attainment of the target is probable. For the nine months ended September 30, 2021 and 2020, the Company recorded expense of $0.6 million and $0.4 million, respectively, as the expectation of attainment of the target is probable.

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

On February 28, 2019, restricted shares were granted to certain employees of the Company under the Prior Plan, which shares ratably vest over three years. There is no restriction on the right to vote or the right to receive dividends with respect to any of such restricted shares. For each of the three months ended September 30, 2021 and 2020, the Company recorded expense of $0.1 million in connection with that grant. For the nine months ended September 30, 2021 and 2020, the Company recorded expense of $0.4 million and $0.4 million, respectively, in connection with that grant.

For the three months ended September 30, 2021 and 2020, respectively, the Company completed a net share settlement for zero and 16,664 shares and for the nine month ended September 30, 2021 and 2020, respectively, the Company completed a net share settlement for 154,973 and 75,115 shares on behalf of certain employees who participate in the Prior Plan upon the vesting of the restricted shares pursuant to the terms of the Prior Plan. The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2021 and/or 2020, creating taxable income for the employees. At the employees’ request, the Company will pay those taxes on behalf of the employees in exchange for the employees’ returning an equivalent value of restricted shares to the Company. Those transactions resulted in a decrease of zero and $0.1 million for each of the three months ended September 30, 2021 and 2020 and a decrease of $1.0 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively, to equity on the condensed consolidated balance sheets, as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2020	1,572,159	$2.77
Granted	657,076	5.97
Canceled	-	-
Vested	(498,936)	3.04

Nonvested restricted stock outstanding at September 30, 2021	1,730,299	3.87

The restricted stock expense for the three months ended September 30, 2021 and 2020 was $0.8 million and $0.7 million, respectively. The restricted stock expense for the nine months ended September 30, 2021 and 2020 was $2.1 million and $1.3 million, respectively. The unrecognized restricted stock expense as of September 30, 2021 and December 31, 2020 was $6.7 million and $3.2 million, respectively.  As of September 30, 2021, outstanding restricted shares under the Prior Plan had aggregate intrinsic value of $11.6 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	81,000	$7.79	1.17 years	$-
Granted/Vested	-	-		-
Canceled	-	-		-

Outstanding at September 30, 2021	81,000	7.79	0.42 years	-

Vested as of September 30, 2021	81,000	7.79	0.42 years	-

Exercisable as of September 30, 2021	81,000	7.79	0.42 years	-

As of September 30, 2021, there was no unrecognized pre-tax compensation expense.

8.	INCOME TAXES

The provision for income taxes for the three months ended September 30, 2021 and 2020 was $1.6 million, or 29.6% of pretax income, and approximately $0.1 million, or 1.4% of pretax income, respectively. The provision for income taxes for the nine months ended September 30, 2021 and 2020 was $3.6 million, or 25.0% of pretax income, and approximately $0.2 million, or 5.6% of pretax loss, respectively. The increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to the reversal of a full valuation allowance at December 31, 2020, resulting in an effective tax rate of 25.0% for the nine months ended September 30, 2021.

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

Index
Information regarding certain specific legal proceedings in which the Company is involved is contained in Part II, Item 1 hereof as well as in Part I, Item 3, and in Note 15 to the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K. Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated therein as having been concluded, remain outstanding as of September 30, 2021.

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

Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
Transportation and Skilled Trades	$64,950	72.9%	$56,828	72.1%	$11,842	$9,138
Healthcare and Other Professions	24,109	27.1%	21,964	27.9%	1,833	1,654
Corporate	-		-		(7,930)	(6,952)
Total	$89,059	100.0%	$78,792	100.0%	$5,745	$3,840

	For the Nine Months Ended September 30,
	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
Transportation and Skilled Trades	$177,586	71.7%	$148,799	70.4%	$35,423	$18,848
Healthcare and Other Professions	69,934	28.3%	62,504	29.6%	7,743	6,388
Corporate	-		-		(27,949)	(21,581)
Total	$247,520	100.0%	$211,303	100.0%	$15,217	$3,655

	Total Assets
	September 30, 2021	December 31, 2020
Transportation and Skilled Trades	$132,948	$133,078
Healthcare and Other Professions	33,516	32,753
Corporate	86,992	79,359
Total	$253,456	$245,190

Index
11.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Condensed Consolidated Balance Sheet, are listed in the table below:

	September 30, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$47,150	$47,150	$-	$-	$47,150
Prepaid expenses and other current assets	2,973	-	2,973	-	2,973

Financial Liabilities:
Accrued expenses	$15,778	$-	$15,778	$-	$15,778
Other short term liabilities	56	-	56	-	56
Derivative qualifying cash flow hedge	552	-	552	-	552
Credit facility	15,848	-	14,488	-	14,488

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$38,026	$38,026	$-	$-	$38,026
Prepaid expenses and other current assets	3,723	-	3,723	-	3,723

Financial Liabilities:
Accrued expenses	$16,692	$-	$16,692	$-	$16,692
Other short term liabilities	26	-	26	-	26
Derivative qualifying cash flow hedge	877	-	877	-	877
Credit facility	17,212	-	15,487	-	15,487

As of September 30, 2021 and December 31, 2020, we estimated the fair value of the Credit Facility based on a present value analysis utilizing aggregate market yields obtained from independent pricing sources for similar financial instruments.

The carrying amounts reported on the Consolidated Balance Sheets for Cash and cash equivalents approximate fair value because they are highly liquid.

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

Index
The following summarizes the fair value of the outstanding derivative:

	September 30, 2021		December 31, 2020
	Liability(1)		Liability(1)
	Notional	Fair Value	Notional	Fair Value
Derivative derived as a hedging instrument:
Interest Rate Swap	$16,333	$552	$17,833	$877

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

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Expense
Interest Rate Swap	$100	$100	$200	$100

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative qualifying as cash flow hedge
Interest rate swap income (loss)	$65	$56	$326	$(786)

12.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March 2020 and some effects of the pandemic have continued. The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from in-person instruction to online, remote learning and back.  The impact for the Company was primarily related to transitioning classes from in-person, hands-on learning to online, remote learning which resulted in, among other things, additional expenses.  Further, related to this transition, some students were placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. As a result, certain programs were extended due to restricted access to externship sites and classroom labs which did not have a material impact on our consolidated financial statements.  In accordance with phased re-opening as applied on a state-by-state basis, all of our schools have now re-opened and the majority of the students who were on leave of absence or had deferred their programs returned to school to finish their programs.  The Company has considered the impact of COVID-19 on the assumptions and estimates used to prepare its consolidated financial statements and has determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The Company expects to continue to be impacted by COVID-19 as the situation remains dynamic and evolving and subject to rapid and possibly material change. Additional impacts may arise of which the Company is not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

Index
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law which includes a $2 trillion federal economic relief package providing financial assistance and other relief to individuals and businesses impacted by the spread of COVID-19. The CARES Act includes provisions for financial assistance and other regulatory relief benefitting students and their postsecondary institutions.  Among other things, the CARES Act includes a $14 billion higher education emergency relief fund (“HEERF”) for the DOE to distribute directly to institutions of higher education.  Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  Institutions are permitted to use the remainder of the funds for additional emergency grants to students or to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency.  Other than as disclosed below, the CARES Act had no material impact on the Company’s income tax provision for the year ended December 31, 2020 or the nine months ended September 30, 2021.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively. As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment. Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable driving a decrease in bad debt expense, both uses resulted in a decrease in our selling, general and administrative expenses.

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

The Company was also permitted to delay payment of FICA payroll taxes through January 1, 2021 and has done so. The Company will have to repay 50% of the deferred payments by January 3, 2022, and the remaining 50% by January 3, 2023. As of September 30, 2021, the Company had deferred payments of $4.5 million.

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

Upon the passage of the CRRSAA, DOE began allocating the funds to each institution of higher education based on a formula contained in the law.  The DOE has allocated a total of $15.4 million to our schools and the funds became available in February 2021.  The DOE has begun releasing guidance relating to the use of these funds and is expected to provide additional information in the coming weeks.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions. As of September 30, 2021, the Company has not drawn down any of these allocated funds.

Index
13.	Property Sale Agreements

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company (“Nashville Acquisition”), entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the property located at 524 Gallatin Road, Nashville, Tennessee, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”), for an aggregate sale price of $34.5 million, subject to customary adjustments at closing. The Company intends to relocate its Nashville campus to a more efficient and technologically advanced facility in the Nashville metropolitan area but has not yet determined a location. Under the terms of the Nashville Contract, the closing of the sale, which is subject to various conditions, is scheduled to take place after a 90-day due diligence period (with an optional 30-day extension thereof). During the due diligence period, SLC has the right to terminate the Nashville Contract for any reason at its discretion. Upon closing, Nashville Acquisition is permitted to occupy the property and continue to operate the Nashville campus on a rent-free basis for a lease-back period of 12 months, and, thereafter, has the option to extend the lease-back period for one 90-day term and three additional 30-day terms pursuant to a lease agreement to be negotiated by the parties during the due diligence period. The closing of the sale transaction is expected to occur in the first quarter of 2022 subject to various closing conditions which must be satisfied or waived; therefore, there can be no assurance that the sale will be consummated on a timely basis or at all.  The Nashville property is included in assets held for sale in the condensed consolidated balance sheet as of September 30, 2021.

Sale-Leaseback Transaction - Denver, Colorado and Grand Prairie, Texas Campuses

On September 24, 2021, Lincoln Technical Institute, Inc. and LTI Holdings, LLC, each a wholly-owned subsidiary of the Company (collectively, “Lincoln”), entered into an Agreement for Purchase and Sale of Property (the “Colorado/Texas Sale Agreement”) for the sale of the properties located at 11194 E. 45th Avenue, Denver, Colorado 80239 and 2915 Alouette Drive, Grand Prairie, Texas 75052, at which the Company operates its Denver and Grand Prairie campuses, respectively, to LNT Denver (Multi) LLC, a subsidiary of LCN Capital Partners (“LNT”), for an aggregate sale price of $46.5 million, subject to customary adjustments at closing. Simultaneously with the closing of the sale, which occurred on October 29, 2021, the parties entered into a triple-net lease agreement for each of the properties pursuant to which the properties are being leased back to Lincoln Technical Institute, Inc. for a twenty-year term at an initial annual base rent, payable quarterly in advance of approximately $2.6 million for the first year with annual 2.00% increases thereafter and includes four subsequent five-year renewal options in which the base rent is reset at the commencement of each renewal term at then current fair market rent for the first year of each renewal term with annual 2.00% increases thereafter in each such renewal term. The lease, in each case, provides Lincoln with a right of first offer should LNT wish to sell the property. The Company has provided a guaranty of the financial and other obligations of Lincoln Technical Institute, Inc. under each lease. The Denver and Grand Prairie properties are included in assets held for sale in the condensed consolidated balance sheet as of September 30, 2021. On October 29, 2021 the sale lease-back transaction closed providing the Company with net proceeds of approximately $28.5 million after deduction of transaction-related expenses of approximately $1.2 million and repayment of the Company’s outstanding term loan and swap termination fee of approximately $16.8 million.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company,” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and effect of pandemics such as the COVID-19 pandemic and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

The interim financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Form 10-K which includes audited consolidated financial statements for our two fiscal years ended December 31, 2020.

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

To date, the impact of COVID-19 has primarily related to transitioning classes from in-person, hands-on instruction to online, remote learning and back.  As part of this transition, the Company has incurred additional expenses.  Related to this transition, 102 students were placed on leave of absence as they could not complete their externships and certain programs were extended due to restricted access to externship sites and classroom labs.   In response to COVID-19, we implemented initiatives to safeguard our students and our employees. Due to phased re-opening on a state-by-state basis, our schools have been reopening since May 2020. Currently, all of our schools are open and following applicable guidelines.

Index
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Form 10-K and Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

Effect of Inflation

Inflation has not had a material effect on our operations except for some inflationary pressures on certain instructor salaries.

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2021

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.8%	43.5%	42.1%	42.9%
Selling, general and administrative	50.8%	51.7%	51.8%	55.4%
Total costs and expenses	93.6%	95.2%	93.9%	98.3%
Operating income	6.4%	4.8%	6.1%	1.7%
Interest expense, net	-0.3%	-0.4%	-0.4%	-0.5%
Income before income taxes	6.1%	4.4%	5.8%	1.2%
Provision for income taxes	1.8%	0.1%	1.4%	0.1%
Net Income	4.3%	4.3%	4.3%	1.1%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Consolidated Results of Operations

Revenue.  Revenue increased $10.3 million, or 13.0% to $89.1 million for the three months ended September 30, 2021 from $78.8 million in the prior year comparable period.  The increase in revenue was the result of an 8.3% increase in average population driven by the nine month start growth of 8.8% in addition to a 4.3% increase in average revenue per student in the current quarter.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense increased $3.9 million, or 11.3% to $38.1 million for the three months ended September 30, 2021 from $34.2 million in the prior year comparable period.  Additional costs were concentrated in instruction expense, books and tools expense and facilities expense.  Instructional increases were driven in part by inflationary pressures on instructor salaries due to widespread instructor shortages in addition to a larger student population, which also drove additional books and tools expense.  Facilities expense increased from the normalization of housing expenses for students during the quarter.

Educational services and facilities expense, as a percentage of revenue, decreased slightly to 42.8% from 43.5% for the three months ended September 30, 2021 and 2020, respectively.

Index
Selling, general and administrative expense.  Our selling, general and administrative expense increased $4.5 million, or 11.1% to $45.2 million for the three months ended September 30, 2021 from $40.7 million in the prior year comparable period.  The increase quarter over quarter was driven primarily by incentive and stock based compensation due to our improved financial performance in addition to increased marketing investments.

Marketing investments increased as we continue to test, evaluate and adjust spending to optimize our results in an effort to increase both lead generation and brand awareness. The majority of our marketing spend today is invested in digital channels driven primarily by search engine marketing which is focused on our core student demographics and the geographic areas surrounding our campuses. We have gradually, but steadily, expanded our presence in various paid social media channels as well as both digital display and video advertising. While we continue to maintain a presence in traditional media such as television and radio, we are now utilizing a mix of broadcast, cable and streaming media to effectively reach prospective students.

Selling, general and administrative expense, as a percentage of revenue, decreased to 50.8% from 51.7% for the three months ended September 30, 2021 and 2020, respectively.

Net interest expense.  Net interest expense remained essentially flat at $0.3 million for the three months ended September 30, 2021 and 2020, respectively.

Income taxes.  Our provision for income taxes was $1.6 million compared to approximately $0.1 million for the three months ended September 30, 2021 and 2020, respectively.  The higher provision for the third quarter of 2021 compared to prior year was due to the release of the valuation allowance as of December 31, 2020.  The effective tax rate for the three months ending September 30, 2021 was 29.6%.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Consolidated Results of Operations

Revenue.  Revenue increased $36.2 million, or 17.1% to $247.5 million for the nine months ended September 30, 2021 from $211.3 million in the prior year comparable period.  The increase in revenue was the result of an 11.3% increase in average population, driven by continued student start growth, up 8.8% in combination with starting the year with approximately 1,000 more students than in the prior year comparable period.  Further contributing to the increase was average revenue per student, up 5.2% and the normalization of our revenue stream driven by the return to in-person instruction at all of our campuses.

The prior year financial results reflect the unprecedented impact from the COVID-19 pandemic which started in March of 2020.  As a result, certain financial and operational comparisons year over year may be distorted as a result of the impact of COVID-19.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense increased $13.4 million, or 14.8% to $104.1 million for the nine months ended September 30, 2021 from $90.7 million in the prior year comparable period.  The higher costs were mainly concentrated in instructional, books and tools and facilities expenses.  Instructional increases were driven in part by inflationary pressures on instructor salaries due to widespread instructor shortages in addition to a larger student population, which also drove additional books and tools expense.  Further contributing to the increase was operating with a hybrid remote and in-person instruction in the current year compared to remote learning in the prior year.  Additional facilities costs were driven by one-time rent reductions in the prior year coupled with overall facilities savings during campus closures as a result of COVID-19.

Educational services and facilities expense, as a percentage of revenue, decreased to 42.1% from 42.9% for the nine months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $11.2 million, or 9.5% to $128.2 million for the nine months ended September 30, 2021 from $117.0 million in the prior year comparable period.  The increase year over year was driven by several factors including a $3.1 million increase in incentive and stock based compensation tied in part to a larger student population and improved financial performance, the normalization of operating expenses in the current year resulting from the return to in-person instruction at all of our campuses, an improved business climate as the country reopens and lastly, increased marketing investments year over year.

Marketing investments increased as we continue to test, evaluate and adjust spending to optimize our results in an effort to increase both lead generation and brand awareness. The majority of our marketing spend today is invested in digital channels driven primarily by search engine marketing which is focused on our core student demographics and the geographic areas surrounding our campuses. We have gradually, but steadily, expanded our presence in various paid social media channels as well as both digital display and video advertising. While we continue to maintain a presence in traditional media such as television and radio, we are now utilizing a mix of broadcast, cable and streaming media to effectively reach prospective students

Index
Selling, general and administrative expense, as a percentage of revenue, decreased to 51.8% from 55.4% for the nine months ended September 30, 2021 and 2020, respectively.

Net interest expense.  Net interest expense remained essentially flat at $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Income taxes.  Our provision for income taxes was $3.6 million compared to $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.  The higher provision for the nine months ended September 30, 2021 compared to prior year was due to the release of the valuation allowance as of December 31, 2020.  The effective tax rate for the nine months ending September 30, 2021 was 25.0%.

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

Index
The following table presents results for our two reportable segments for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	% Change
Revenue:
Transportation and Skilled Trades	$64,950	$56,828	14.3%
HOPS	24,109	21,964	9.8%
Total	$89,059	$78,792	13.0%

Operating Income (Loss):
Transportation and Skilled Trades	$11,842	$9,138	29.6%
Healthcare and Other Professions	1,833	1,654	10.8%
Corporate	(7,930)	(6,952)	-14.1%
Total	$5,745	$3,840	49.6%

Starts:
Transportation and Skilled Trades	3,976	3,982	-0.2%
Healthcare and Other Professions	1,454	1,528	-4.8%
Total	5,430	5,510	-1.5%

Average Population:
Transportation and Skilled Trades	8,863	8,349	6.2%
Leave of Absence - COVID-19	(9)	(333)	97.3%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,854	8,016	10.5%

Healthcare and Other Professions	4,326	4,286	0.9%
Leave of Absence - COVID-19	(2)	(137)	98.5%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,324	4,149	4.2%

Total	13,189	12,635	4.4%
Total Excluding Leave of Absence - COVID-19	13,178	12,165	8.3%

End of Period Population:
Transportation and Skilled Trades	9,473	8,811	7.5%
Leave of Absence - COVID-19	-	(67)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	9,473	8,744	8.3%

Healthcare and Other Professions	4,533	4,462	1.6%
Leave of Absence - COVID-19	-	(37)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,533	4,425	2.4%

Total	14,006	13,273	5.5%
Total Excluding Leave of Absence - COVID-19	14,006	13,169	6.4%

Index
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Transportation and Skilled Trades
Student starts remained essentially flat at approximately 4,000 for the three months ended September 30, 2021 and 2020, respectively.

Operating income increased $2.7 million to $11.8 million for the three months ended September 30, 2021 from $9.1 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue increased $8.1 million, or 14.3% to $64.9 million for the three months ended September 30, 2021 from $56.8 million in the prior year comparable period.  The increase in revenue was the result of average student population, up 10.5%, driven by a 10.2% increase in student starts for the nine months in addition to a 3.5% increase in average revenue per student in the current quarter.

•
Educational services and facilities expense increased $2.9 million, or 12.1% to $26.8 million for the three months ended September 30, 2021 from $23.9 million in the prior year comparable period.  The increase was driven by additional instructional expense, books and tools expense and facilities expense.  Instructional increases were driven in part by inflationary pressures on instructor salaries due to widespread instructor shortages in addition to a larger student population, which also drove books and tools expense.  Facilities expense increased from the normalization of housing expenses for students during the quarter.

•
Selling, general and administrative expense increased $2.5 million, or 10.6% to $26.4 million for the three months ended September 30, 2021 from $23.8 million in the prior year comparable period.  The increase in costs were the result of a larger student population in combination with additional investments in marketing initiatives during the quarter.

Healthcare and Other Professions
Student starts remained essentially flat at approximately 1,500 for the three month ended September 30, 2021 and 2020, respectively.

Operating income increased $0.1 million to $1.8 million for the three months ended September 30, 2021 from $1.7 million in the prior year comparable period.  The increase quarter over quarter was mainly driven by the following factors:

•
Revenue increased $2.1 million, or 9.8% to $24.1 million for the three months ended September 30, 2021 from $22.0 million in the prior year comparable period.  The increase in revenue was the result of average student population, up 4.2%, driven by a 5.6% increase in student starts for the nine months in addition to a 5.3% increase in average revenue per student in the current quarter.

•
Educational services and facilities expense increased $0.9 million, or 9.2% to $11.3 million for the three months ended September 30, 2021 from $10.4 million in the prior year comparable period. The increase was primarily driven by additional instructional expense and books and tools expense   Instructional increases were driven in part by inflationary pressures on instructor salaries due to widespread instructor shortages, especially in the nursing field in addition to a larger student population, which also drove books and tools expense.

•
Selling, general and administrative expense increased $1.0 million, or 10.2% to $10.9 million for the three months ended September 30, 2021 from $9.9 million in the prior year comparable period.  Additional costs were the result of an increased student population in combination with a slight increase in bad debt.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $7.9 million and $6.9 million for each of the three months ended September 30, 2021 and 2020, respectively.  The additional expense quarter over quarter was primarily due to incentive and stock based compensation tied in part to improved financial performance.

Index
The following table present results for our two reportable segments for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	% Change
Revenue:
Transportation and Skilled Trades	$177,586	$148,799	19.3%
HOPS	69,934	62,504	11.9%
Total	$247,520	$211,303	17.1%

Operating Income (Loss):
Transportation and Skilled Trades	$35,423	$18,848	87.9%
Healthcare and Other Professions	7,743	6,388	21.2%
Corporate	(27,949)	(21,581)	-29.5%
Total	$15,217	$3,655	316.3%

Starts:
Transportation and Skilled Trades	8,824	8,004	10.2%
Healthcare and Other Professions	3,857	3,651	5.6%
Total	12,681	11,655	8.8%

Average Population:
Transportation and Skilled Trades	8,312	7,651	8.6%
Leave of Absence - COVID-19	(16)	(260)	93.8%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,296	7,391	12.2%

Healthcare and Other Professions	4,414	4,176	5.7%
Leave of Absence - COVID-19	(44)	(188)	76.6%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,370	3,988	9.6%

Total	12,726	11,827	7.6%
Total Excluding Leave of Absence - COVID-19	12,666	11,379	11.3%

End of Period Population:
Transportation and Skilled Trades	9,473	8,811	7.5%
Leave of Absence - COVID-19	-	(67)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	9,473	8,744	8.3%

Healthcare and Other Professions	4,533	4,462	1.6%
Leave of Absence - COVID-19	-	(37)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,533	4,425	2.4%

Total	14,006	13,273	5.5%
Total Excluding Leave of Absence - COVID-19	14,006	13,169	6.4%

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Transportation and Skilled Trades
Student starts increased 10.2%, to approximately 8,800 for the nine months ended September 30, 2021 from approximately 8,000 in the prior year comparable period.

Operating income increased $16.6 million to $35.4 million for the nine months ended September 30, 2021 from $18.8 million in the prior year comparable period.  The increase year over year was mainly driven by the following factors:

Index
•
Revenue increased $28.8 million, or 19.3% to $177.6 million for the nine months ended September 30, 2021 from $148.8 million in the prior year comparable period.  The increase in revenue was driven by several factors including average student population, up 12.2%, driven by a 10.2% increase in student starts, a 6.3% increase in average revenue per student and the normalization of our revenue stream with the return to in-person instruction at all of our campuses.

•
Educational services and facilities expense increased $9.4 million, or 15.1% to $71.4 million for the nine months ended September 30, 2021 from $62.0 million in the prior year comparable period.  The higher costs were mainly concentrated in instructional, books and tools and facilities expenses.  Instructional increases were driven in part by inflationary pressures on instructor salaries due to widespread instructor shortages in addition to a larger student population, which also drove books and tools expense.  Additional facilities costs were driven by one-time rent reductions in the prior year coupled with overall facilities savings during campus closures as a result of COVID-19.

•
Selling, general and administrative expense increased $2.7 million, or 4.0% to $70.7 million for the nine months ended September 30, 2021 from $68.0 million in the prior year comparable period. The increase in costs were the result of several factors including a larger student population, additional investments in marketing initiatives during the quarter and the return to in-person instruction at all of our campuses.

Healthcare and Other Professions
Student starts increased 5.6%, to approximately 3,900 for the nine months ended September 30, 2021 from approximately 3,700 in the prior year comparable period.

Operating income increased $1.4 million to $7.7 million for the nine months ended September 30, 2021 from $6.4 million in the prior year comparable period.  The increase year over year was mainly driven by the following factors:

•
Revenue increased $7.4 million, or 11.9% to $69.9 million for the nine months ended September 30, 2021 from $62.5 million in the prior year comparable period. The increase in revenue was driven by several factors including average student population, up 9.6%, driven by a 5.6% increase in student starts, a 2.1% increase in average revenue per student and the normalization of our revenue stream with the return to in-person instruction at all of our campuses.

•
Educational services and facilities expense increased $4.0 million, or 14.0% to $32.7 million for the nine months ended September 30, 2021 from $28.7 million in the prior year comparable period.  The higher costs were mainly concentrated in instructional, books and tools and facilities expenses.  Instructional increases were driven in part by inflationary pressures on instructor salaries due to widespread instructor shortages, especially in the nursing field in addition to a larger student population, which also drove books and tools expense. Additional facilities costs were driven by one-time rent reductions in the prior year coupled with overall facilities savings during campus closures as a result of COVID-19.

•
Selling, general and administrative expense increased $2.0 million, or 7.5% to $29.4 million for the nine months ended September 30, 2021 from $27.4 million in the prior year comparable period. The increase in costs was the result of several factors including a larger student population, additional investments in marketing initiatives during the quarter and the return to in-person instruction at all of our campuses.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $27.9 million and $21.6 million for each of the nine months ended September 30, 2021 and 2020, respectively. The additional expenses quarter over quarter were driven by several factors including the normalization of operating expenses in the current year; an improved business climate as the country begins to reopen and a $3.1 million increase in to incentive and stock based compensation tied in part to improved financial performance.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$17,750	$10,222
Net cash used in investing activities	(5,252)	(3,457)
Net cash used in financing activities	(3,374)	(17,816)

As of September 30, 2021, the Company had a net cash balance of $31.3 million compared to a net cash balance of $20.8 million at December 31, 2020.   The net cash balance is calculated as our cash and cash equivalents less both short and long-term portion of the credit agreement.  The increase in cash position from year-end can mainly be attributed to net income generated during the current year.

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

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Industry” in our Form 10-K.

Operating Activities

Net cash provided by operating activities was $17.8 million and $10.2 million for each of the nine months ended September 30, 2021 and 2020, respectively.  Included in cash provided by operating activities in the nine months ended September 30, 2020 was $11.5 million in federal funds received under the Cares Acts intended for reimbursement to students for expenses related to disruptions in campus operations as a direct result of the COVID-19 pandemic.  Excluding these funds, we would have reported net cash used in operating activities of $1.2 million.  The increase of $19.0 million in cash provided by operating activities was primarily driven by net income generated for the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2021 compared to $3.5 million in the prior year comparable period.

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

Index
Financing Activities

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2021 compared to $17.8 million in the prior year comparable period.  The decrease of $14.4 million was primarily driven by a decrease in net payments on borrowings of $15.0 million year over year, partially offset by an increase of $0.7 million in equity based compensation.

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

Index
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

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of September 30, 2021, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period.

On September 23, 2021, the Company and certain of its subsidiaries entered into a Consent and Waiver Letter Agreement (the “Consent Agreement”) to the Company’s existing Credit Agreement. The Consent Agreement consents to certain real estate transactions with respect to the Nashville, Denver and Grand Prairie campuses (collectively, the “Property Transactions”) and waives certain covenants in the Credit Agreement, subject to certain conditions specified therein. In addition, in connection with the consummation of the Property Transactions, the Lender has agreed to release its mortgages and other liens on the subject-properties. In connection with the Consent Agreement, at the closing of the Property Transactions, the Company is required to pay in full the outstanding principal and accrued interest of the Term Loan and any swap obligations arising from any swap transaction entered into in connection with the Term Loan and no further borrowings may be made under the Term Loan or the Delayed Draw Term Loan.  On October 29, 2021, the sale lease-back of the Denver and Grand Prairie campuses was consummated which provided the Company with net proceeds of approximately $28.5 million after deduction of transaction-related expenses of approximately $1.2 million and repayment of the Company’s outstanding term loan and swap termination fee of approximately $16.8 million.  The Company is exploring alternatives regarding a future credit facility.

As of September 30, 2021 and December 31, 2020, the Company had $16.3 million and $17.8 million, respectively, outstanding under the Credit Facility offset by $0.5 million and $0.6 million of deferred finance fees, respectively.  As of September 30, 2021 and December 31, 2020, letters of credit in the aggregate outstanding principal amount of $4.0 million were outstanding under the Credit Facility.

The following table sets forth our long-term debt (in thousands):

	September 30, 2021	December 31, 2020
Credit agreement	$16,333	$17,833
Deferred Financing Fees	(485)	(621)
	15,848	17,212
Less current maturities	(2,000)	(2,000)
	$13,848	$15,212

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of September 30, 2021, our current portion of long-term debt and long-term debt consisted of borrowings under our Credit Facility.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2031 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of September 30, 2021, we had outstanding loan principal commitments to our active students of $30.3 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are packaged to fund their education using these funds and they are not reported on our financials.

Index
Regulatory Updates

DOE and OIG Audit Findings.  Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE’s Office of Inspector General (“OIG”), state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies, and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds.  The institution must submit the resulting audit report to the DOE for review.  See our Form 10-K at “Business – Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”  Some of the findings in the annual Title IV Program compliance audits for some of our institutions resulted in the DOE placing those institutions on provisional certification.  See Form 10-K at “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

On October 5, 2021, our New Britain institution received a final audit determination letter from the DOE in connection with the Title IV compliance audit for the 2020 fiscal year.  The letter contained 8 findings of alleged noncompliance with certain Title IV requirements.  The letter noted that several of the findings were repeat findings that had appeared in prior audit reports.  The total amount of questioned funds in the report totaled approximately $16,000, all of which had been repaid prior to the issuance of the final audit determination. The letter requires that the institution correct all of the deficiencies noted in the audit report and requires the auditor to comment in the 2021 fiscal year audit on the actions taken by the institution in response to the findings and required actions.  The letter indicates that repeat findings in future audits or failure to satisfactorily resolve the findings of the audit could lead to an adverse action.  The letter also notes that, due to the seriousness of one or more of the findings, the letter has been referred to a separate office within the DOE for consideration of possible adverse action.  The letter states that an adverse action may include the imposition of a fine; the limitation, suspension, or termination of the institution’s Title IV eligibility; the revocation of the institution’s provisional program participation agreement; or the denial of a future application for renewal of the institution’s Title IV certification.  The letter indicates that the DOE will notify the institution if the DOE initiates an adverse action and will notify the institution of its appeal rights and procedures on how to contest the action if any is taken.  We are continuing to cooperate with the audit process and to respond to the DOE’s requests for information in connection with the audits.

Our other two institutions had findings of noncompliance in their respective Title IV compliance audits for the 2020 fiscal year.  The DOE requested that, in connection with some of the findings in the audit reports, the institutions conduct a file review of all student files from the 2020 fiscal year in order to determine the extent of alleged noncompliance related to those findings.  We are in the process of conducting those reviews, preparing our responses to the findings, and ultimately submitting them to the DOE.  Once we have submitted our responses, the DOE will issue a final audit determination letter to each institution after it completes its review and consideration of our responses.  We cannot predict whether some of the findings may be referred to a separate office within the DOE for consideration of a possible adverse action.  We cannot predict the outcome of these audits, any action the DOE might initiate in response to the audit findings, or the outcome of any appeal that might result in response to a DOE action related to the findings.  We are continuing to cooperate with the audit process and to respond to the DOE’s requests for information in connection with the audits.

On December 16, 2020, the OIG began an audit of our Indianapolis institution to ensure we used the funds provided under the Higher Education Emergency Relief Fund (“HEERF”) for allowable and intended purposes and to perform limited work on the institution’s cash management practices and HEERF reporting.  We have been cooperating with the OIG during its audit of the institution.  On September 24, 2021, the OIG issued a final audit report containing 3 findings of alleged non-compliance and 2 additional topics that were each classified as an “other matter.”  The final report is inclusive of our response to the findings and other matters.  The final audit report has been sent to the DOE for further consideration.  We cannot predict the outcome of the audit, any liabilities or other actions the DOE might initiate in response to the audit findings, or the outcome of any appeal that might result in response to a DOE action related to the findings.  We are continuing to cooperate with the ongoing audit process.

FTC and FSA Office of Enforcement.  In recent years, Congress, the DOE, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), state attorneys general and the media have scrutinized the for-profit postsecondary education sector.  Under the current leadership of the DOE, there is an increased likelihood of scrutiny of our institutions by federal agencies.  See our Form 10-K at “Business – Regulatory Environment – Scrutiny of the For-Profit Postsecondary Education Sector.”

On October 6, 2021, the FTC issued an announcement regarding its plan to target false claims by for-profit colleges on topics such as promises about graduates’ job and earnings prospects and other outcomes, its intent to impose “significant financial penalties” on violators, and its intent to monitor the market carefully with federal and state partners.  The FTC indicated in the announcement that it had put 70 for-profit higher education institutions on notice that the agency would be “cracking down” on any such false promises.  All of our institutions were among the 70 institutions who received this notice.  Although the FTC stated that a school’s presence on the list of 70 institutions does not reflect any assessment as to whether they have engaged in deceptive or unfair conduct, the FTC’s announcement and its issuance of notices to schools could lead to further scrutiny, investigations, and potential attempted enforcement actions by the FTC and other regulators against for-profit schools, including our schools.

Index
On October 8, 2021, the DOE announced the establishment of an Office of Enforcement within the Federal Student Aid office that oversees institutions participating in the Title IV programs.  The action restored an office that previously was established in 2016 but deprioritized during the prior presidential administration.  The office will comprise four existing divisions including the Administrative Actions and Appeals Services Group (which among other things initiates adverse actions against institutions), the Borrower Defense Group (which analyzes borrower defense to repayment claims), the Investigations Group (which evaluates and investigations potential institutional noncompliance and collaborates with other federal and state regulators), and the Resolution and Referral Management Group (which tracks and resolves referrals, allegations and complaints about institutions and other parties that participate in the Title IV programs).  The establishment of the Office of Enforcement could result in an increase in enforcement actions and other activities against for-profit schools and school companies, including us.

The ARPA and the “90/10 Rule.”  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law.  Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  We have been allocated approximately $8 million in funds that must be used entirely for student financial aid grants.  As of September 30, 2021, none of these funds have been drawn down.  We expect to distribute a majority of the funds in the fourth quarter of 2021.

In addition, the ARPA also includes a provision that amends the 90/10 rule.  A proprietary institution that derives more than 90% of its total revenue from Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures. See our Form 10-K at “Regulatory Environment – The ‘90/10 Rule’” and “Risk Factors – Our institutions would lose eligibility to participate in Title IV Programs if the percentage of their revenues derived from those programs exceeds 90%, which could reduce our student population and revenues.”   If Congress or the DOE were to amend the 90/10 Rule to treat other forms of federal financial aid as Title IV Program revenue for 90/10 Rule purposes, lower the 90% threshold, or otherwise change the calculation methodology, or make other changes to the 90/10 Rule, those changes could make it more difficult for our institutions to comply with the 90/10 Rule.

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

The ARPA states that the amendments to the 90/10 rule apply to institutional fiscal years beginning on or after January 1, 2023 and are subject to the HEA’s negotiated rulemaking process which may not commence earlier than October 1, 2021.  Accordingly, the ARPA change to the 90/10 rule is not expected to apply to our 90/10 rule calculations until our 2023 fiscal year.  Moreover, we cannot predict the additional changes to the 90/10 rule or other regulations that might occur as a result of negotiated rulemaking to be conducted during 2021 and 2022 as required by the ARPA.  On October 4, 2021, the DOE published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to prepare proposed regulations affecting institutional and programmatic eligibility, including the 90/10 rule and the changes made by the ARPA.  The DOE stated that it anticipated that the negotiations would begin no earlier than January 2022, that negotiations would occur during three sessions of five days each with approximately 4 weeks between sessions, and that the DOE would announce the topics and schedule of committee meetings in a subsequent Federal Register notice.  We cannot predict the number and scope of regulations that the DOE may propose, but future regulations on 90/10 or other topics could have a materially adverse effect on us and other schools like ours.

We expect to make changes to our operations in order to address the future provisions in the 90/10 rule and in order to maintain the 90/10 percentages at our institutions below the 90% threshold as calculated under DOE regulations.  However, we do not have significant control over the amount of Title IV funds that our students may receive and borrow.  Our institutions’ 90/10 percentages can be increased by increases in Title IV aid availability (including, for example, increases in Pell Grant funds) and be decreased by decreases in the availability of state grant program funding and other sources of student aid that do not count as Title IV funds in the 90/10 calculation.  Our institutions’ 90/10 percentages also will increase when the ARPA amendments to the 90/10 rule take effect to the extent that students eligible to receive military and veteran education assistance enroll and use their financial assistance at our institutions.  We cannot be certain that the changes we make in the future will succeed in maintaining our institutions’ 90/10 percentages below required levels or that the changes will not materially impact our business operations, revenues, and operating costs.

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

Index
Borrower Defense to Repayment Regulations.  As previously disclosed in our Form 10-K, the Company is subject to an extensive regulatory scheme which includes, without limitation, the Borrower Defense to Repayment regulations.  On July 1, 2020, the DOE’s published final Borrower Defense to Repayment regulations became effective. Among other things, these new regulations amend the processes for borrowers to receive from DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party. The new and existing DOE regulations establish detailed procedures and standards for the loan discharge processes for periods prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans. The current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility. See our Form 10-K at “Regulatory Environment – Borrower Defense to Repayment Regulations” and “Risk Factors – We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.”  The DOE is currently conducting a negotiated rulemaking process on a variety of topics, including borrower defense to repayment, that could result in regulations that would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions.  See “Negotiated Rulemaking” section below.

On April 29, 2021, the Company received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning us and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE will provide to us each application allowing the Company the opportunity to submit responses to the applications. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We subsequently received from the DOE one group of 175 borrower application claims in May 2021 and another group of 140 borrower application claims in July 2021.  We have completed the process of thoroughly reviewing and responding to each borrower application sent to us by the DOE as well as providing information in response to the DOE’s information requests in the April 29, 2021 communication.

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

It is possible that we may receive from the DOE in the future borrower defense applications submitted by or on behalf of prior, current, or future Lincoln students and that the DOE could seek to recover liabilities from us for discharged loans.

If the DOE grants any pending or future borrower applications, the DOE regulations state that the DOE may initiate an appropriate proceeding to recover liabilities arising from the loans in the applications.  If the DOE initiates such a proceeding, we would request reconsideration of the liabilities. We cannot predict the timing or amount of all borrower defense applications that borrowers may submit to the DOE or that the DOE may grant in the future, or the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any.

Negotiated Rulemaking. The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions.  See our Form 10-K at “Regulatory Environment – Negotiated Rulemaking” and “Risk Factors - The DOE has changed its regulations, and may make other changes in the future, in a manner which could require us to incur additional costs in connection with our administration of the Title IV Programs, affect our ability to remain eligible to participate in the Title IV Programs, impose restrictions on our participation in the Title IV Programs, affect the rate at which students enroll in our programs, or otherwise have a significant impact on our business and results of operations.”  We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE under the new administration may issue new regulations and guidance that could adversely impact for-profit schools including our institutions.  For example, the ARPA will require the DOE to initiate a process to amend its regulations regarding the 90/10 Rule.  On October 4, 2021, the DOE published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to prepare proposed regulations affecting institutional and programmatic eligibility, including the 90/10 rule and the changes made by the ARPA.  See “The ARPA and the ‘90/10 Rule.’”

Index
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

The negotiated rulemaking sessions began on October 4, 2021.  The topics have included total and permanent disability discharges, closed school discharges, public student loan forgiveness, borrower defense to repayment, pre-dispute arbitration and class action waivers, income driven repayment, interest capitalization, false certification discharges, and prison exchange programs and could include other issues that the DOE might add to the agenda. The remaining sessions are scheduled to occur periodically through mid-December 2021.  The DOE is expected to publish proposed regulations in the Federal Register for public comment during the period after the conclusion of the negotiated rulemaking sessions.  If the final regulations are published by or before November 1, 2022, then the regulations typically would not take effect until July 1, 2023.  However, we cannot predict the ultimate timing and content of any final regulations following the conclusion of the rulemaking process.

We also cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years and that may occur as a result of the upcoming negotiated rulemaking, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our institutions, including the need to cease offering a number of programs.

Closed School Loan Discharges. The DOE may grant closed school loan discharges of Federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us.  The DOE is currently conducting a negotiated rulemaking process on a variety of topics, including closed school loan discharges, which could result in regulations that would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions.  See “Negotiated Rulemaking” section above.

We have received five separate letters from the DOE since September 3, 2020, asserting liabilities for closed school loan discharges in connection with the closure of some of our campuses.  The total liability paid to the DOE since September 3, 2020, has been approximately $345,000.  We previously operated four other campuses that closed in the past and that could be subject to closed school loan discharges in the future, including automatic closed school loan discharges that could be granted by the DOE.  We cannot predict any additional loan discharges that the DOE may approve or the liabilities that the DOE may seek from us for these campuses or other campuses that have closed in the past.

Financial Responsibility Standards.  As previously disclosed (see our Form 10-K at “Financial Responsibility Standards”), the DOE indicated in a January 13, 2020 letter its determination that our institutions were “in the zone” based on our composite score for the 2018 fiscal year and that we are required to operate under the Zone Alternative requirements, including the requirement to make disbursements under the Heightened Cash Monitoring 1 Payment Method (HCM1) payment method and to notify the DOE within 10 days of the occurrence of certain oversight and financial events. We also were required to submit to the DOE bi-weekly cash balance submissions outlining our available cash on hand, monthly actual and projected cash flow statements, and monthly student rosters.  Subsequently, on February 16, 2021, we received a letter from the DOE confirming our composite score of 1.5 for fiscal year 2019 as well as removing us from the Zone Alternative requirements but indicating that we would remain on HCM1 until we met certain requirements outlined by the DOE in its letter.  On August 26, 2021, the DOE sent us correspondence stating that our three institutions had performed all of the requirements of the February 16, 2021, letter and notifying us that the DOE had returned our institutions to advance pay on August 19, 2021.

Accreditation.  Accreditation by an accrediting agency recognized by the DOE is required for an institution to be certified to participate in the Title IV Programs.  All of our institutions are accredited by ACCSC, which is a DOE-recognized accrediting agency.  See our Form 10-K at “Regulation – Accreditation.”  Accrediting agencies are required to apply to the DOE on a periodic basis for continued recognition by the DOE.  ACCSC is in the process of applying for continued recognition by the DOE.

On October 28, 2021, the DOE announced that it had notified ACCSC that a decision on its recognition by the DOE was deferred pending the submission of additional information about ACCSC’s monitoring, evaluation, and actions related to high-risk institutions.  ACCSC reportedly will receive a period until January 10, 2022, to provide a written response to the DOE.  DOE staff reportedly will receive a period of up to 75 days after receipt of the written response to the DOE to provide a written response.  A designated senior DOE official is expected to make a decision regarding the continued recognition of ACCSC after the receipt and review of the responses.  The DOE regulations indicate that ACCSC may appeal an adverse decision to the DOE Secretary and potentially to federal court.

Index
If the DOE withdraws the recognition of an accrediting agency, the HEA indicates that the DOE may continue the eligibility of qualified institutions accredited by the accrediting agency for a period of up to 18 months from the date of the withdrawal of the DOE’s recognition of the accrediting agency.  If provided, this period would provide time for institutions to apply for accreditation from another DOE-recognized accrediting body.  The DOE could impose provisional certification and other conditions and restrictions on such institutions during this time period.  If the DOE declines to continue its recognition of ACCSC and if the subsequent period for obtaining accreditation from another DOE-recognized accrediting agency lapses before we obtain accreditation from another DOE-recognize accrediting agency (or if the DOE does not provide such a period for institutions to obtain other accreditation), our schools could lose our Title IV eligibility.

We cannot predict the timing and outcome of the DOE’s decision on the continuation of its recognition of ACCSC, the timing and outcome of any appeal that ACCSC might pursue in the event of an adverse decision, or the duration and conditions of any period the DOE may elect to provide to institutions to obtain accreditation from another DOE-recognized accrediting agency.

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

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. There was no other change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows. Information regarding certain specific legal proceedings in which the Company is involved is contained in Part I, Item 3, and in Note 15 to the notes to the Condensed Consolidated Financial Statements included in the Company’s Form 10-K.  Unless otherwise indicated in this report, all proceedings discussed in the earlier report which are not indicated herein or therein as having been concluded, remain outstanding as of September 30, 2021.

Index
Following a wave of hundreds of class action lawsuits being served upon colleges and universities across the country by students in connection with transitioning from in-person to online classes due to COVID-19, a class action lawsuit was filed against the Company in New Jersey Federal District Court and served on December 21, 2020.  Like most of the other lawsuits across the country, the suit alleges breach of contract, unjust enrichment and conversion.  In lieu of an answer, on January 25, 2021 the Company filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim. On July 9, 2021 the court granted the Company’s Motion to dismiss the breach of contract, unjust enrichment claims for tuition and registration fees and conversion claims in their entireties.  The only claim remaining is for student and technology fees, where the judge stated it was premature to dismiss those claims.  On July 23, 2021, the Company submitted its Motion for Reconsideration as to the remaining claim and awaits a ruling in this regard.  On November 3, 2021, this the court granted the Company’s Motion to dismiss the lawsuit in its entirety.

Item 5.	OTHER INFORMATION

Director Retirement

On November 4, 2021, Celia H. Currin, one of the long-standing members of the Company’s Board of Directors advised of her intention to step down from the Board effective on November 4, 2021.  Concurrently, Ms. Currin will relinquish her positions as chair of the Company’s Nominating and Corporate Governance Committee (the “Governance Committee”) and member of the Company’s Audit Committee. Ms. Currin’s decision to retire and resign from the Board was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. The Board and management of the Company sincerely thank Ms. Currin for her dedicated service over the past twenty plus years.

Committee Changes

Following the acceptance of Ms. Currin’s resignation from the Board and in response thereto, the Board made certain changes to committee composition by appointing John A. Bartholdson as chair of the Governance Committee, Felecia Pryor as member of the Governance Committee and appointing both Michael Plater and Carlton Rose as members of the Audit Committee.

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

10.1
Contract for the Purchase of Real Estate, dated as of September 24, 2021, by and between Nashville Acquisition, LLC and SLC Development, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 28, 2021).

10.2
Agreement for Purchase and Sale of Property, dated as of September 24, 2021 by and between Lincoln Technical Institute, Inc. and LNT Denver (Multi) LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 28, 2021).

10.3
Consent and Waiver Letter Agreement dated as of September 23, 2021, by and among Lincoln Educational Services Corporation and certain of its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed September 28, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 8, 2021	By:	/s/ Brian Meyers
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

10.1
Contract for the Purchase of Real Estate, dated as of September 24, 2021, by and between Nashville Acquisition, LLC and SLC Development, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 28, 2021).

10.2
Agreement for Purchase and Sale of Property, dated as of September 24, 2021 by and between Lincoln Technical Institute, Inc. and LNT Denver (Multi) LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 28, 2021).

10.3
Consent and Waiver Letter Agreement dated as of September 23, 2021, by and among Lincoln Educational Services Corporation and certain of its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed September 28, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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