Form 10-K
period 2021-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2022-03-03
CIK 1286613

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Sylvan Way, Suite A
Parsippany, NJ 07054
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

The aggregate market value of the 21,542,068 shares of common stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $167,597,289. This amount is based on the closing price of the common stock on the Nasdaq Global Select Market of $7.78 per share on that date.  Shares of common stock held by executive officers and directors and persons who own 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 1, 2022 was 27,449,203.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2021, and is incorporated by reference herein.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

SIGNATURES

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

•	the promulgation of new regulations in our industry as to which we may find compliance challenging;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	our ability to implement our strategic plan;
•	risks associated with changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;
•	risks associated with maintaining accreditation;
•	risks associated with opening new campuses and closing existing campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	the effect of public health outbreaks, epidemics and pandemics including, without limitation, COVID-19 conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 14 states, offers programs in skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology (which consists of information technology programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

Our business is organized into two reportable business segments: (a) Transportation and Skilled Trades, and (b) Healthcare and Other Professions.  As of December 31, 2021, we had 13,059 students enrolled at 22 campuses.  Our average enrollment for the year ended December 31, 2021 was 12,899 students, which represented an increase of 10.0% from average enrollment in 2020, excluding in each of 2021 and 2020, 45 and 375 students on leave of absence due to COVID-19.  For the year ended December 31, 2021, our revenues were $335.3 million, which represented an increase of 14.4% over the prior year.  For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

We believe that we provide our students with the highest quality career-oriented training available for our areas of study in our markets thereby serving students, local employers and their communities. We offer programs in areas of study that we believe are typically underserved by traditional providers of post-secondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been previously unaddressed by the traditional academic sector. By combining substantial distance training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue salary and career advancement.

Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented post-secondary education by continuing to pursue the following strategy:

•
Replicate Programs and Expand Existing Areas of Study.  Whenever possible, we seek to replicate programs across our campuses.  In addition, we believe we can leverage our operations to expand our program offerings in existing areas of study and new high-demand areas of study in both of our segments. The skills gap continues to expand as talent retires faster than new employees are hired and as the need for education and training increases in all careers with the accelerating pace of technological change.

•
Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments, the introduction of new programs and partnerships with industry.  In addition, we see opportunities to reduce our real estate needs with the advancement of blended in-person and virtual training that we expect to roll out over the next two years.

•
Expand Geographically.  We plan to deploy our resources to strengthen our brand, invest in new programs and seek opportunities to expand our footprint into new markets.  We have a solid portfolio of corporate and industry partners requesting that we explore new geographies to serve them better. Regardless of whether we expand our current campuses to take advantage of the operating leverage or establish new campuses, our goal is to remain competitive and prudently deploy our resources. Our expansion plans may be achieved organically through the opening of new campuses with existing resources or through acquisitions.

Index
•
Expand Teaching Platform.  Using the lessons learned from the COVID-19 pandemic, we believe we can continue to transform our in-person education model to a hybrid in-person/virtual training model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. Blended learning provides students with greater flexibility and convenience which should help us attract more students.  Moreover, we believe blended learning will create operating efficiencies that will enable us to contain tuition increases over the coming years and thus provide our students with a higher return on investment in their education.

•
Expand Market. We know that many potential students do not have the time and resources to take a one-year program in order to get into the workforce. Consequently, we are exploring opportunities that for programs that are shorter in duration and less expensive but more intensive providing skills sufficient to gain employment. We are developing programs internally as well as in concert with industry partners.

Programs and Areas of Study

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 19 to 136 weeks to complete, with tuition ranging from $7,000 to $45,000.  Our associate’s degree programs typically take between 64 to 98 weeks to complete, with tuition ranging from $28,000 to $38,000.  As of December 31, 2021, all of our schools offer diploma and certificate programs and nine of our schools are currently approved to offer associate’s degree programs.  In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days a week in three shifts per day and start new classes every month.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2021:

Current Programs Offered

Area of Study	Associate’s Degree	Diploma and Certificate

Skilled Trades	Electronic Engineering Technology, Electronics Systems Service Management
Electrical & Electronics Systems Technology, Electrician Training, HVAC, Welding Technology, Welding and Metal Fabrication Technology, Welding with Introduction to Pipefitting, CNC Maching and Manufacturing, Advanced Manufacturing with Robotics

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

Skilled Trades.    For the year ended December 31, 2021, skilled trades were our largest area of study, representing 36% of our total average student enrollment.  Our skilled trades programs are 28 to 98 weeks in length, with tuition rates ranging from $18,000 to $33,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic and electronic systems technology. Graduates of our programs are qualified to obtain entry-level employment positions such as electrician, CNC machinist, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2021, we offered skilled trades programs at 15 campuses.

Automotive Technology.    Automotive technology is our second largest area of study, with 30% of our total average student enrollment for the year ended December 31, 2021. Our automotive technology programs are 28 to 136 weeks in length, with tuition rates ranging from $15,000 to $45,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry-level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.  As of December 31, 2021, we offered programs in automotive technology at 12 campuses and most of these campuses offered other technical programs as well. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2021, 25% of our total average student enrollment was in our health science program. Our health science programs are 27 to 104 weeks in length, with tuition rates ranging from $15,000 to $30,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, registered nurse, dental assistant, medical assistant, medical administrative assistant, and claims examiner. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, and doctors’ offices. Our practical nursing and medical assistant programs are our largest health science programs. As of December 31, 2021, we offered health science programs at 11 of our campuses.

Index
Hospitality Services.    For the year ended December 31, 2021, 7% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs are 19 to 88 weeks in length, with tuition rates ranging from $7,000 to $22,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas, cruise ships or are self-employed.  We offer massage programs at three campus and cosmetology programs at one campus.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2021, we offered culinary programs at two campuses.

Information Technology.    For the year ended December 31, 2021, 2% of our total average student enrollment was in our information technology programs. Our information technology programs are 42 to 78 weeks in length, with tuition rates of $20,000 to $30,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our computer and network support technician. Our graduates obtain entry-level positions with both small and large corporations.  As of December 31, 2021, we offered these programs at six of our campuses.

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

Referrals.    Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented 16% of our new student starts. In fiscal year 2021, referrals were approximately 14% of our new student starts which decrease we attribute to the impact of Covid-19.  Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We endeavor to build and retain strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 250 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students’ homes or during a visit to one of our campuses.  We also recruit adult career-seekers or career-changers through our campus based representatives.

During fiscal year 2021, we recruited approximately 22% of our students directly out of high school.  Field sales continue to be a large part of our business and developing local community relationships is one of our most important functions.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. As of December 31, 2021, we had 13,059 students enrolled at 22 campuses and our average enrollment for the year ended December 31, 2021 was 12,899 students which represented an increase of 10.0% from average enrollment in 2020 excluding 45 and 375 students enrolled in each of 2021 and 2020, respectively, who were on leave of absence due to COVID-19.

Index
Retention.    To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop in retention and to assist and advise students on academic, financial and employment matters. We monitor our retention rates by instructor, course, program and school. When we become aware that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is experiencing difficulty academically, we offer tutoring. As we moved to online delivery of instruction we saw a slight decline in our student retention rate but we believe this is temporary and will improve as our as faculty become better skilled at online delivery and to ensure that this happens we have developed online teacher training for all faculty.

Job Placement

We believe that assisting our graduates in securing employment after completing their program of study is critical to our mission as a post-secondary educational institution as well as to our ability to attract high quality students and enhance our reputation in the industry.  In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”). See Part I, Item 1. “Business - Regulatory Environment—Regulation of Federal Student Financial Aid Programs.”  Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that local employers seek. Each school has an advisory council comprised of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the marketplace. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career field upon graduation. Throughout each year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  In addition, many of our schools have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our students in health sciences programs are required to participate in an externship program during which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

Human Capital Management

Overview

We believe that each of our employees plays an important role in our enterprise.  This is particularly true of our faculty.  We are focused on attracting and retaining highly qualified personnel needed to support our objectives of providing superior education in the programs that our schools provide.  We believe that diversity and inclusion of our personnel is an essential component for providing a meaningful student experience by drawing upon a variety of backgrounds and experiences.

As of December 31, 2021, we had approximately 2,056 employees, including 536 full-time instructors and 384 part-time instructors, and approximately 1,136 employees serving in various administrative and management positions.  We had no seasonal workers. The number of individuals comprising our workforce has increased by approximately 6.4% in the most recent year.

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

Our average student/teacher ratio is approximately 16 to 1, however, in fiscal year 2021, our average in-person student/teacher ratio has remained lower than our typical ratio due to ongoing social distancing requirements necessitated by COVID-19 which varied on a state-by-state basis.

Diversity and Inclusion

We strive to create a culture of diversity and inclusion through our human capital management practices.  The achievement of workforce diversity is one important goal in the outreach efforts for recruitment of professionals.  As a result, since January 1, 2017, our diverse workforce percentage has increased from 33.5% to 40.8%.  Further, the generational range of our workforce, at the end of 2021, was approximately equally divided among Baby Boomers, GenXers and Millennials.  The largest growth in the generational workforce makeup was in the Millennial and GenZ bands.  Our human resources programs work to eliminate discrimination and harassment in all forms and our Human Resources Department has established a diversity and inclusion policy intended to assist us in meeting our goals of establishing an environment of inclusion and opportunity in hiring, promotions, training and development, working conditions and compensation.

Index
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

Labor Relations

We believe that we have good relationships with all of our employees.  At six of our 22 campuses, the teaching professionals are represented by various unions. These approximately 177 employees are covered by collective bargaining agreements that expire between 2022 and 2024.  Those expiring in the short term are in the process of renegotiation.  We believe that we have good relationships with these unions and with the employees covered by these collective bargaining agreements and do not foresee issues with entering into satisfactory new agreements.

Health and Safety; COVID-19 Response

The Company considers the well-being and safety of our employees and students to be of paramount importance. In response to the COVID-19 pandemic, we applied CDC guidance and safety protocols; developed work-from-home options where necessary and possible; covered COVID-19 testing, when requested by a health provider, and COVID-19 vaccination 100% through our health plans and reduced the number of personnel and students onsite at any time. Our COVID-19 management procedures resulted in continuing operations with strong support and no reductions in force in 2021.  As of January 15, 2022, we have covered eight over-the-counter at home COVID-19 tests per covered employee, every thirty days, through our health plans according to plan provisions.

Our Management

We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive positive educational and employment outcomes for our students. Under the circumstances of the challenging and changing landscape of COVID-19, our management demonstrated its abilities in innovation and resilience.  For a discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A. “Risk Factors.”

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

Regulatory Environment

Each of our schools participates in the Title IV Programs, which are administered by the DOE. For the year ended December 31, 2021, approximately 75% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs. Students obtain access to federal student financial aid through a DOE prescribed application and eligibility certification process.

In connection with the students’ receipt of federal financial aid under the Title IV Programs, our schools are subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the “HEA”), and the regulations issued by the DOE subject us to significant regulatory scrutiny in the form of numerous standards that each of our schools must satisfy in order to participate in the Title IV Programs. To participate in the Title IV Programs, a school must be authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as an eligible institution by the DOE. All of our schools are currently offering both online and in-person learning due to the COVID-19 pandemic.  Accrediting agencies and some states agencies require schools to obtain approval and meet certain requirements in order to offer programs via distance education in states where the school does not have a campus.  The DOE also generally requires schools that offer a program through distance education to students in a state in which the school is not physically located to meet the requirements of the state to offer programs by distance education in the state.  All of our schools are currently approved to offer both online and in-person learning.  The DOE defines an eligible institution to consist of both a main campus and its additional locations, if any.  Our schools are either a main campus or an additional location of a main campus. Each of our schools is subject to extensive regulatory requirements imposed by state education agencies, accrediting commissions, and the DOE as well as other federal and state agencies. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how Title IV Program requirements will be applied in all circumstances. Our schools also participate in other federal and state financial aid programs that assist students in paying for the cost of their education and that impose standards that we must satisfy.

State Authorization

Each of our schools must be authorized by the applicable education agencies in the states in which the school is physically located, and in some cases other states, in order to operate on ground and online and to grant degrees, diplomas or certificates to its students. State agency authorization is also required in each state in which a school is physically located in order for the school to become and remain eligible to participate in Title IV Programs.  The DOE also generally requires schools that offer a program through distance education to students in a state in which the school is not physically located to meet the requirements of the state to offer programs by distance education in the state.  Currently, each of our schools is authorized by the applicable state education agencies in the states in which the school is physically located and in which it recruits students.  If we are found not to be in compliance with the applicable state regulations and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to stop providing services in that state, which could have a significant impact on our business and results of operations.

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

Accreditation by an accrediting commission recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting commissions must adopt specific standards for their review of educational institutions. As of December 31, 2021, all 22 of our campuses are nationally accredited by the Accrediting Commission of Career Schools and Colleges, or ACCSC.  The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Index
Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA2	November 26, 2018	May 1, 2023
Union, NJ1	May 24, 2019	February 1, 2024
Mahwah, NJ1	October 15, 2020	August 1, 2024
Melrose Park, IL2	December 2, 2019	November 1, 2024
Denver, CO1	June 14, 2016	February 1, 2021[4]
Columbia, MD	March 8, 2017	February 1, 2022
Grand Prairie, TX1	June 20, 2017	August 1, 2021[4]
Allentown, PA2	March 8, 2017	February 1, 2022
Nashville, TN1	September 6, 2017	May 1, 2022
Indianapolis, IN	May 15, 2018	November 1, 2021[4]
New Britain, CT	June 5, 2018	January 1, 2023
Shelton, CT2	March 1, 2019	September 1, 2023
Queens, NY1	September 4, 2018	June 1, 2023
East Windsor, CT2	October 17, 2017	February 1, 2023
South Plainfield, NJ1	December 2, 2019	August 1, 2024
Iselin, NJ	May 15, 2018	May 15, 2023
Moorestown, NJ3	May 15, 2018	May 15, 2023
Paramus, NJ3	May 15, 2018	May 15, 2023
Lincoln, RI3	May 15, 2018	May 15, 2023
Somerville, MA3	May 15, 2018	May 15, 2023
Summerlin, NV3	May 15, 2018	May 15, 2023
Marietta, GA3	May 15, 2018	May 15, 2022

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Branch campus of main campus in Iselin, NJ
4	Campus going through reaccreditation

In February 2022, the ACCSC determined to discontinue previously required system-wide financial reporting of our schools and instead determined to continue monitoring financial stability with system-wide heightened monitoring which is not considered reporting and accordingly the restrictions applied to a school subject to reporting do not apply to schools subject to heightened monitoring.  We plan to provide the information requested by ACCSC by the requested deadline at the end of June 2022 for consideration at the Commission’s August 2022 meeting.

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

On October 28, 2021, the DOE announced that it had notified ACCSC that a decision on the recognition by the DOE of ACCSC as an accrediting agency was being deferred pending the submission of additional information about ACCSC’s monitoring, evaluation, and actions related to high-risk institutions. DOE staff reportedly has up to 75 days after receipt of the written response from ACCSC (on or before January 10, 2022) to provide a written response. A designated senior DOE official is expected to make a decision regarding the continued recognition of ACCSC after the receipt and review of the responses. The DOE regulations indicate that ACCSC may appeal an adverse decision to the DOE Secretary and potentially to federal court.

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

Index
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

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the U.S. Department of Veterans Affairs (“VA”). In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints and some of these have reduced the level of state financial aid available to our students.  Due to state budgetary shortfalls and constraints in certain states in which we operate, we believe that the overall level of state financial aid for our students is likely to continue to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.  Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

In 2021, we derived approximately 7% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill and Veteran Readiness and Employment services. To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution report on the enrollment status of eligible students; maintain student records and make such records available for inspection; follow rules applicable to the individual benefits programs; comply with rules applicable to distance education and hybrid programs; and comply with applicable limits on the percentage of students having a portion of their tuition or other institutional charges paid by the school or with certain veterans’ benefits.

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

The VA imposes limitations on the percentage of students per program who have a portion of their tuition or other institutional charges paid by the school or with certain veterans’ benefits, unless the program qualifies for certain exemptions. If the VA determines that a program is out of compliance with these limitations, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans’ benefits for an affected program until we demonstrate compliance. Additionally, the VA requires a campus be in operation for two years before it can apply to participate in VA benefit programs. All of our campuses are eligible to participate in VA education benefit programs.

During 2012, President Obama signed an Executive Order directing the Department of Defense (“DOD”), Veterans Affairs and Education to establish “Principles of Excellence” (“Principles”), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to possess a memorandum of understanding (“MOU”) with the DOD as well as with certain individual installations. Our access to bases for student recruitment has become more limited due to recent changes in the Transition Assistance Program (Transition Goals, Plans, Success) and increased enforcement of the MOU requirement. Each of our institutions has an MOU with the DOD. We have MOUs with certain key individual installations and are pursuing MOUs at additional locations; however, some installations will not provide MOUs to institutions that do not teach at the installation. We continue to strengthen and develop relationships with our existing contacts and with new contacts in order to maintain and rebuild our access to military installations.

Index
In addition to Title IV Programs and other government-administered programs, all of our schools offer extended financing programs to their students.  This extension of credit helps fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. Students or their parents can apply to a number of different lenders for this funding at current market interest rates.  We are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions.  On December 21, 2021, we received a letter from the Consumer Financial Protection Bureau (“CFPB”) stating that the CFPB is assessing whether we are subject to CFPB’s supervisory authority based on its activities related to consumer lending.  The letter states that the CFPB has the authority to supervise certain entities in the private education loan market and certain other consumer financial products and services.  The CFPB requested a list of information from us in order to conduct its assessment.  We have provided the requested information to the CFPB and are waiting for the CFPB to respond.

On January 20, 2022, the CFPB issued a press release announcing that it would begin examining the “operations of post-secondary schools, such as for-profit colleges, that extend private loans directly to students.” The CFPB also issued an update to its exam procedures including a new section on institutional loans.  The CFPB examiners will consider both general lending issues and issues specific to educational institutions.  The CFPB announcement indicates that CFPB examiners will look into issues such as enrollment restrictions for students late on payments, withholding transcripts, accelerating payments when a student withdraws, failing to issue appropriate refunds, and improper lending relationships.  The CFPB could decide to conduct further reviews of private lending to students at our schools, initiate proceedings against us, or seek to impose requirements on us or private lending to students at our schools.  We cannot predict whether the CFPB or other regulators will conduct further reviews or take actions that could require us to change private lending to students at our schools or have a material adverse impact on our operations.

Regulation of Federal Student Financial Aid Programs

To participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in the Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes as of December 31, 2021 we had the following three institutions, collectively consisting of three main campuses and 19 additional locations:

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

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  These institutions generate 100% of the Company’s revenue based on revenues for the 2021 fiscal year.  All of our institutions are provisionally certified based on findings in recent audits of the institutions’ Title IV Program compliance that the DOE alleges identified deficiencies related to DOE regulations regarding an institutions’ level of administrative capability.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  Provisional certification makes it easier for the DOE to revoke or decline to renew our Title IV eligibility if the DOE under the new administration chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process.  The DOE could attempt to use an institution’s provisional certification as a basis for imposing additional conditions or restrictions on the institution.  The DOE is currently engaged in a negotiated rulemaking process that is considering, among other issues, establishing rules to authorize additional conditions and restrictions on provisionally certified institutions.  See “Regulatory Environment – Negotiated Rulemaking.”  Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

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

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the Higher Education Act of 1965, as amended (“HEA”) and other laws governing Title IV Programs.  It is not known if or when Congress will pass final legislation that comprehensively reauthorizes and amends the Higher Education Act or other laws affecting U.S. Federal student aid.

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations such as its recent amendment to the 90/10 rule in the HEA.  See “Regulatory Environment – 90/10 Rule.” Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress or the DOE that significantly reduces Title IV Program funding, that limits or restricts the ability of our schools, programs, or students to receive funding through the Title IV Programs, or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements. The potential for changes that may be adverse to us and other for-profit schools like ours may increase as a result of the change in administration and changes in Congress.

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

Gainful Employment.  In October 2014, the DOE issued final gainful employment regulations requiring each educational program offered by our institutions to achieve threshold rates in at least one of two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio.  On July 1, 2019, the DOE issued final regulations that rescind the gainful employment regulations effective July 1, 2020, although the DOE provided institutions with the opportunity to implement the new regulations early.  It is possible that Congress or the DOE could enact or establish new law or regulations that could restore the gainful employment requirements or similar and potentially stricter requirements, but we cannot predict the likelihood, timing or scope of such requirements.  The DOE commenced a negotiated rulemaking process in January 2022 in which it has proposed to establish new gainful employment requirements that would be applicable to all of our educational programs.  The negotiated rulemaking process is expected to take place during 2022 and to result in final regulations that would take effect on July 1, 2023, but we cannot predict the precise timing, effective date and content of the gainful employment regulations that are expected to emerge from this process.  We also cannot predict the extent to which our programs may be adversely impacted by the tests that might be established by new regulations. The implementation of new gainful employment regulations could require us to eliminate or modify certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.  If our programs are adversely impacted or we must eliminate or modify certain programs or our students lose access to Title IV Program funds there could be a material adverse effect on our business and results of operations.

Index
Borrower Defense to Repayment Regulations.  On July 1, 2020, the DOE’s previously published final Borrower Defense to Repayment regulations became effective. Among other things, these regulations amended the processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party. The new and existing DOE regulations establish detailed procedures and standards for the loan discharge processes for periods prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans. The regulations also modify certain components of the financial responsibility regulations, including the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  The final regulations also generally permit the use of arbitration clauses and class action waivers while requiring institutions to make certain disclosures to students.

The current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility. See “Business - Regulatory Environment – Financial Responsibility Standards.”  Moreover, Congress or the DOE could enact or establish new laws or regulations that could restore prior versions of the borrower defense to repayment requirements or similar and potentially stricter requirements. The DOE convened a negotiated rulemaking committee in late 2021 aimed at developing new regulations on a variety of topics including borrower defense to repayment.  The DOE is expected to develop and publish proposed regulations that typically would be subject to a notice and comment period during which the public may comment on the proposed regulations and the DOE may respond to such comments and ultimately publish final regulations.  The DOE generally is required to publish final regulations by November 1 in order for the regulations to become effective on July 1 of the following year.  We cannot predict the ultimate timing or content of the regulations that are anticipated to emerge from this process.  The final regulations could result in new requirements that would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions and impose other sanctions.  The implementation of new borrower defense to repayment regulations by the DOE and the enforcement of the existing borrower defense to repayment regulations could have a material adverse effect on our business and results of operations.  See “Business – Regulatory Environment – Negotiated Rulemaking.”

On April 29, 2021, the Company received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning us and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE would provide to us the applications and llow us the opportunity to submit responses to them. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We have received the borrower application claims and have completed the process of thoroughly reviewing and responding to each borrower application as well as providing information in response to the DOE’s requests.
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

It is possible that we may receive from the DOE in the future borrower defense applications submitted by or on behalf of prior, current, or future students and that the DOE could seek to recover liabilities from us for discharged loans.

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

We have calculated that, for our 2021 fiscal year, our institutions’ 90/10 Rule percentages ranged from 72% to 80%.  For 2020, none of our existing institutions derived more than 90% of their revenues from Title IV Programs.  Our calculations are subject to review by the DOE.

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

In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law.  The ARPA includes a provision that amends the 90/10 rule. The ARPA amends the 90/10 rule by treating other “Federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV Program funds are currently treated in the 90/10 rule calculation. This means that our institutions will be required to limit the combined amount of Title IV Program funds and applicable “Federal funds” revenue in a fiscal year to no more than 90% in a fiscal year as calculated under the rule. Consequently, the ARPA change to the 90/10 rule is expected to increase the 90/10 rule calculations at our institutions. The ARPA does not identify the specific Federal funding programs that will be covered by this provision, but it is expected to include funding from federal student aid programs such as the veterans’ benefits programs, which include the Post-9/11 GI Bill and Veterans Readiness and Employment services and from which we derived approximately 7% of our revenues on a cash basis in 2021.  For the year ended December 31, 2021, approximately 75% (calculated based on cash receipts) of our revenues were derived from the Title IV Programs.

The ARPA states that the amendments to the 90/10 rule apply to institutional fiscal years beginning on or after January 1, 2023 and are subject to the HEA’s negotiated rulemaking process. Accordingly, the ARPA change to the 90/10 rule is not expected to apply to our 90/10 rule calculations until 2024 relating to our fiscal year ended 2023. Moreover, we cannot predict the additional changes to the 90/10 rule or other regulations that might occur as a result of negotiated rulemaking that recently began in January 2022 as required by the ARPA. The negotiated rulemaking committee is expected to meet on a periodic basis through March 2022.  The DOE is expected to publish proposed regulations thereafter that typically are subject to a notice and comment period before the DOE publishes final regulations after consideration of public comments.  We cannot predict the ultimate timing and content of the final regulations, but the future regulations on 90/10 could have a material adverse effect on us and other schools like ours.

We anticipate making changes to our operations in order to address the possible future provisions in the 90/10 rule and in order to maintain the 90/10 percentages at our institutions below the 90% threshold as calculated under DOE regulations. However, we do not have significant control over the amount of Title IV Program funds that our students may receive and borrow. Our institutions’ 90/10 percentages can be increased by increases in Title IV Programs aid availability (including, for example, increases in Pell Grant funds) and can be decreased by decreases in the availability of state grant program funding and other sources of student aid that do not count as Title IV Programs funds in the 90/10 calculation. Our institutions’ 90/10 percentages also will increase when the ARPA amendments to the 90/10 rule take effect to the extent that students eligible to receive military and veteran education assistance enroll and use their financial assistance at our institutions. We cannot be certain that the changes we make in the future will succeed in maintaining our institutions’ 90/10 percentages below required levels or that the changes will not materially impact our business operations, revenues, and operating costs.

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

Index
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

In September 2021, the DOE released the final cohort default rates for the 2018 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2018 federal fiscal year range from 6.6% to 11.3%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2018 federal fiscal year.

In February 2022, the DOE released draft three-year cohort default rates for the 2019 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2022.  The draft rates for our institutions for the 2019 federal fiscal year range from 2.0% to 3.0%.  None of our institutions had draft cohort default rates of 30% or more.

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

For the 2020 and 2021 fiscal year, we calculated our composite score to be 2.7 and 3.0, respectively. These scores are subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2020 and 2021 fiscal years, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

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

Index
As reported above, in January 2022, the DOE commenced a series of meetings with a negotiated rulemaking committee in order to develop new regulations on a variety of topics including financial responsibility.  The committee meetings are expected to take place through March 2022 after which the DOE is expected to publish proposed regulations for public comment and ultimately publish final regulations after consideration of public comments.  The regulations typically would take effect on July 1, 2023 if the DOE publishes the final regulations by November 1, 2022.  We cannot predict the ultimate timing and content of the financial responsibility regulations that are expected to emerge from this process.  However, the DOE is considering proposals that, among other things, would expand the list and scope of triggering events and other circumstances that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  The implementation of new financial responsibility regulations could increase the likelihood of the DOE concluding that we lack financial responsibility and must submit to the DOE a letter of credit and accept other conditions that could have a material adverse effect on our schools’ business and results of operations.

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

On January 11, 2018, the DOE sent letters to our then Columbia, Maryland and Iselin, New Jersey institutions requiring each institution to submit a letter of credit to the DOE based on findings of late returns of Title IV Program funds in the annual Title IV Program compliance audits submitted to the DOE for the fiscal year ended December 31, 2016.  Accordingly, we submitted letters of credit in the amounts of $0.5 million and $0.1 million to the DOE by the February 23, 2018 deadline and we continue to comply with the letter of credit requirement.  By letter dated February 16, 2021, the DOE notified us that our Columbia and Iselin institutions failed to comply with the refund requirements based on their 2017, 2018, and 2019 audits.  Consequently, the DOE has required us to maintain with the DOE a letter of credit in the amount of $600,020.  The expiration date of this letter of credit has been extended until January 31, 2023.

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

The DOE engaged in additional negotiated rulemaking in 2019 that resulted in new regulations with a general effective date of July 1, 2020.  On October 15, 2018, the DOE published a notice in the Federal Register announcing its intent to establish a negotiated rulemaking committee and three subcommittees to develop proposed regulations related to several matters, including, but not limited to, requirements for accrediting agencies in their oversight of member institutions and programs; criteria used by the DOE to recognize accrediting agencies; simplification of the DOE’s recognition and review of accrediting agencies; clarification of the core oversight responsibilities amongst accrediting agencies, states and the DOE to hold institutions accountable; clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an educational program; roles and responsibilities of institutions and accrediting agencies in the teach-out process; regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; regulatory changes required to enable expansion of direct assessment programs, distance education, and competency-based education; regulatory changes required to clarify disclosure and other requirements of state authorization; protections to ensure that accreditors recognize and respect institutional mission and evaluate an institution’s policies and educational programs based on that mission; simplification of state authorization requirements related to distance education; defining “regular and substantive interaction” as it relates to distance education; defining the term “credit hour”; defining the requirements related to the length of educational programs and entry level requirements for the occupation; addressing regulatory barriers in the DOE’s institutional eligibility and general provision regulations; addressing direct assessment programs and competency-based education; and other matters. The DOE released draft proposed regulations for consideration and negotiation by the negotiated rulemaking committee and subcommittees that covered additional topics and made additional revisions and updates to the draft proposed regulations prior to subsequent meetings of the committee and subcommittee in early 2019, including, but not limited to, amendments to current regulations regarding the clock to credit hour conversion formula; the requirements for measuring the lengths of certain educational programs; the requirements for returning unearned Title IV Program funds received for students who withdraw before completing their educational programs; and the requirements for measuring a student’s satisfactory academic progress.  The committee and subcommittees completed their meetings in April 2019 and reached consensus on draft proposed regulations.  On June 12, 2019, the DOE published proposed regulations on some of the topics in a notice of proposed rulemaking in the Federal Register for public comment and to consider revisions to the regulations in response to the comments before publishing final versions of the regulations.  The regulations have a general effective date of July 1, 2020.

Index
The DOE conducted additional negotiated rulemaking in 2020 that resulted in new regulations with a general effective date of July 1, 2021.  On April 2, 2020, the DOE published proposed regulations related primarily to distance education and to topics addressed during negotiated rulemaking committee meetings that took place in early 2019. The proposed regulations address topics including, among other things, correspondence courses, direct assessment programs, foreign institutions, written arrangements with ineligible institutions or organizations to provide a portion of an educational program, requirements for prompt action by the DOE on certain Title IV eligibility applications, requirements related to the length of educational programs and entry level requirements for the occupation, the clock to credit hour conversion formula, the requirements for returning unearned Title IV Program funds received for students who withdraw before completing their educational programs, and the requirements for measuring a student’s satisfactory academic progress. On September 2, 2020, the DOE published the final regulations with some amendments and a general effective date of July 1, 2021.

The DOE initiated two additional negotiated rulemaking processes in 2021 and 2022, respectively.  The first of the two negotiated rulemaking sessions took place during the last quarter of 2021. The topics included borrower defense to repayment (including, among other things, potential expanded limitations on recruitment tactics and conduct that are deemed to be aggressive or deceptive), the return of prohibitions on pre-dispute arbitration agreements and class action waivers, closed school loan discharges (including the reinstatement of automatic closed school loan discharges), total and permanent disability discharges, public student loan forgiveness, income driven repayment, interest capitalization, false certification discharges, and prison exchange programs. The DOE is expected to publish proposed regulations in the Federal Register for public comment during 2022. If the final regulations are published by or before November 1, 2022, then the regulations typically would not take effect until July 1, 2023.  The future borrower defense to repayment and closed school loan discharge rules are expected to be extensive and to make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges.  Moreover, the potential for expanded rules regarding recruitment tactics and conduct could lead to increased scrutiny of recruiting and marketing practices and the potential for sanctions on schools deemed to be noncompliant up to and including loss of Title IV eligibility.  However, we cannot predict the ultimate timing and content of any final regulations following the conclusion of the rulemaking process.

The second of the two negotiated rulemaking sessions began in January 2022 and are scheduled to finish during March 2022.  The topics include the 90/10 rule, gainful employment, administrative capability standards, financial responsibility standards, eligibility certification procedures, changes in ownership, and ability to benefit.  The DOE is expected to publish proposed regulations in the Federal Register for public comment during 2022. If the final regulations are published by or before November 1, 2022, then the regulations typically would not take effect until July 1, 2023. The new regulations that the DOE ultimately will publish and implement are expected to impose a broad range of additional requirements on institutions and especially on for-profit institutions like our schools.  In turn, the new regulations are likely to increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions such as letter of credit amounts, and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with the new regulations are unsuccessful.  However, we cannot predict the ultimate timing and content of any final regulations following the conclusion of the rulemaking process.

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

Substantial Misrepresentation.  The DOE’s regulations prohibit an institution that participates in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to DOE.  The DOE defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by the DOE to constitute a substantial misrepresentation. If the DOE determines that one of our institutions has engaged in substantial misrepresentation, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense To Repayment Regulations.”  The DOE has initiated a negotiated rulemaking process that may result in, among other things, an expansion of the categories of conduct deemed to be a misrepresentation and that also may result in new prohibitions on certain types of recruiting tactics and conduct that the DOE deems to be aggressive or deceptive.  The implementation of such regulations could result in further scrutiny of marketing and recruiting practices by institutions like our schools and could increase the chances of the DOE finding practices to be noncompliant and imposing sanctions based on the alleged noncompliance up to and including fines and potential loss of Title IV eligibility.  The rulemaking process is ongoing and, therefore, we cannot predict the ultimate timing and content of new regulations that the DOE may publish and implement.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

Index
School Acquisitions.    When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a change of control as defined by the DOE. Upon such a change of control, a school’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. The DOE may temporarily and provisionally certify an institution seeking approval of a change of control under certain circumstances while the DOE reviews the institution’s application. The time required for the DOE to act on such an application may vary substantially. The DOE recertification of an institution following a change of control will be on a provisional basis. Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions.  The DOE has initiated a negotiated rulemaking process that may result in new rules that, among other things, may expand the requirements applicable to school acquisitions in ways that could make it more difficult to acquire additional schools.  The rulemaking process is ongoing and, therefore, we cannot predict the ultimate timing and content of new regulations that the DOE may publish and implement.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

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

A change of control could occur as a result of future transactions in which the Company or our schools are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our shares.  The DOE has initiated a negotiated rulemaking process that may result in new rules that, among other things, may change the rules associated with the ownership and control of Title IV participating schools in ways that could further influence future decisions by us or by current or prospective shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock, or that could impact our ability or willingness to make certain organizational changes.  The rulemaking process is ongoing and, therefore, we cannot predict the ultimate timing and content of new regulations that the DOE may publish and implement.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

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

Index
Some of the state education agencies and our accrediting commission also have requirements that may affect our schools’ ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program.  The DOE has initiated a negotiated rulemaking process that may result in new rules that, among other things, may further restrict the ability of some schools – such as schools that are provisionally certified – to add new locations or educational programs which could impact our ability to make such changes if we are provisionally certified or subject to other criteria in the regulations that ultimately are adopted.  The rulemaking process is ongoing and, therefore, we cannot predict the ultimate timing and content of new regulations that the DOE may publish and implement.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

Closed School Loan Discharges.          The DOE may grant closed school loan discharges of Federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. The DOE is currently conducting a negotiated rulemaking process on a variety of topics, including closed school loan discharges (and, among other things, the reintroduction of automatic closed school loan discharges), which could result in regulations that would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions. See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”.

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

The DOE has placed three of our institutions on provisional certification based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institutions’ level of administrative capability.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by the DOE or to lose eligibility to participate in Title IV Programs, which would have a significant impact on our business and results of operations.  The DOE has initiated a negotiated rulemaking process that may result in new rules that, among other things, may expand the scope of the administrative capability regulations to include other requirements (such as, for example, providing adequate career services and refraining from misrepresentations and certain types of recruiting practices).  The rulemaking process is ongoing and, therefore, we cannot predict the ultimate timing and content of new regulations that the DOE may publish and implement.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

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

Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE’s Office of Inspector General (“OIG”), state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies (such as, for example, the Federal Trade Commission (“FTC”) or the Consumer Financial Protection Board (“CFPB”)), and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting audit report to the DOE for review.  Some of the findings in the annual Title IV Program compliance audits for some of our institutions resulted in the DOE placing those institutions on provisional certification.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

In 2021, our New Britain, Iselin and Indianapolis institutions received final audit determination letters from the DOE in connection with the Title IV Program compliance audits conducted for the 2020 fiscal year.  The letters contain findings of alleged noncompliance with certain Title IV Program requirements for each institution. The total amount of questioned funds in the reports were immaterial and had been repaid prior to the issuance of the final audit determination letters. In addition to the payment of the questioned amounts, the letters require the institutions to correct all of the deficiencies noted in the audit reports and require the auditor to comment in the 2021 fiscal year audit on the actions taken by the institutions in response to the findings and required actions. The letters indicate that repeat findings in future audits or failure to satisfactorily resolve the findings of the audit could lead to an adverse action. Each letter also notes that, due to the seriousness of one or more of the findings, the letter has been referred to a separate office within the DOE for consideration of possible adverse action including the possible imposition of a fine; the limitation, suspension, or termination of the institution’s Title IV Program eligibility; the revocation of the institution’s provisional program participation agreement; or the denial of a future application for renewal of the institution’s Title IV Program certification. Each letter indicates that the DOE will notify the institution if the DOE initiates an adverse action and will notify the institution of its appeal rights and procedures on how to contest the action if any is taken. We are continuing to cooperate with the audit process and to respond to the DOE’s requests for information in connection with the audits.

On December 16, 2020, the OIG began an audit of our Indianapolis institution to ensure that we used the funds provided under the Higher Education Emergency Relief Fund (“HEERF”) for allowable and intended purposes and to perform limited work on the institution’s cash management practices and HEERF reporting. We have been cooperating with the OIG during its audit of the institution. In September 2021, the OIG issued a final audit report containing 3 findings of alleged non-compliance and 2 additional topics that were each classified as an “other matter.” The final report is inclusive of our response to the findings and other matters.  The final audit report has been sent to the DOE for further consideration. We cannot predict the outcome of the audit, any liabilities or other actions the DOE might initiate in response to the audit findings, or the outcome of any appeal that might result in response to a DOE action related to the findings. We are continuing to cooperate with the ongoing audit process.

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

Index
Scrutiny of the For-Profit Postsecondary Education Sector.  In recent years, Congress, the DOE, state legislatures, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged agencies such as the DOE, the FTC, the CFPB, the Department of Defense and the Department of Veterans Affairs and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. Both major political parties have conveyed significantly different views on how they would propose to reauthorize the Title IV Programs and the various conditions on program or institutional eligibility they would require.  As a result of the election of President Biden and the new leadership of the DOE, there is an increased likelihood of scrutiny of our institutions by federal agencies. It is not possible to know how this may affect the Company, however, any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business.

On December 21, 2021, we received a letter from the Consumer Financial Protection Bureau (“CFPB”) stating that the CFPB is assessing whether we are subject to CFPB’s supervisory authority based on its activities related to consumer lending.  The letter states that the CFPB has the authority to supervise certain entities in the private education loan market and certain other consumer financial products and services.  The CFPB requested a list of information from us in order to conduct its assessment.  We have provided the requested information to the CFPB and are waiting for the CFPB to respond.  See Part I. Item 1. “Business - Regulatory Environment – Other Financial Assistance Programs.”

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

On October 8, 2021, the DOE announced the establishment of an Office of Enforcement within the Federal Student Aid office that oversees institutions participating in the Title IV programs. The action restored an office that previously was established in 2016 but deprioritized during the prior presidential administration. The office will comprise four existing divisions including the Administrative Actions and Appeals Services Group (which among other things initiates adverse actions against institutions), the Borrower Defense Group (which analyzes borrower defense to repayment claims), the Investigations Group (which evaluates and investigates potential institutional noncompliance and collaborates with other federal and state regulators), and the Resolution and Referral Management Group (which tracks and resolves referrals, allegations and complaints about institutions and other parties that participate in the Title IV programs). The establishment of the Office of Enforcement could result in an increase in enforcement actions and other activities against for-profit schools and school companies, including us.

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

Index
The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients. The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively. The Company has distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment. If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.  The DOE is currently reviewing a final audit report issued by the OIG on September 24, 2021 regarding several matters including whether we used HEERF funds for allowable and intended purposes.  See Part I. Item 1. “Business - Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”

Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”) and ARPA.  On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law.  This annual appropriations bill contained the CRRSAA.  CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  The DOE has allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of December 31, 2021, the Company has drawn down and distributed to our students $14.8 million of these allocated funds.  The remainder of the funds are on hold by the DOE and will be distributed to the students upon release.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.lincolntech.edu  under the “Investor Relations - Financial Information - SEC Filings” captions, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

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

RISKS RELATED TO COVID-19

Public health outbreaks, epidemics and pandemics such as the COVID-19 pandemic can have far-reaching and negative impacts on world economies.  The pandemic caused by COVID-19 has had a significant impact on the U.S. economy which has continued through 2021 and could have a materially adverse impact on our business, results of operations, financial condition and/or cash flows.

The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including the closing of many schools and businesses for extended periods of time, significantly higher unemployment and underemployment, significantly lower interest rates and equity market valuations, and extreme volatility in the U.S. and world financial markets. The impact of the COVID-19 pandemic on the U.S. economy has continued to be significant during 2021.

The extent to which the COVID-19 pandemic, including its variants, continues to impact our business, results of operations, financial condition and/or cash flows will depend on future developments, which are highly uncertain, unpredictable and largely beyond our control, including, among others: the scope and duration of COVID-19 and its variants; the number of our employees, students, and vendors adversely affected by the pandemic; the broader public health and economic dislocations resulting from the pandemic; any legislative or regulatory changes or other actions taken by governmental authorities to limit the public health, financial and economic impacts of the COVID-19 pandemic; any reputational damage related to the public perception of our or our industry’s response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on local, and U.S. economies.

Index
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

If we are found not to have satisfied the HEA or the DOE’s requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding, which could adversely affect our revenue, as we received approximately 75% of our revenue (calculated based on cash receipts) from Title IV Programs in 2021, and have a significant impact on our business and results of operations.  If any of our schools fail to comply with applicable HEA or regulatory requirements, our regulators could take a variety of adverse actions against us, and our schools could be subject to, among other things, a) the loss of, or placement of material restrictions or conditions on (i) state licensure or accreditation, (ii) eligibility to participate in and receive funds under the Title IV Programs or other federal or state financial assistance programs, or (iii) capacity to grant degrees, diplomas and certificates or b) the imposition of liabilities or monetary penalties, any of which could have a material adverse effect on academic or operational initiatives, revenues or financial condition, and impose significant operating restrictions upon us. See Part I, Item 1. “Business – Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”

If we fail to demonstrate “administrative capability” to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs, and the DOE is currently engaged in a rulemaking process that may expand the number and scope of these criteria. For a description of these criteria, see Part I, Item 1. “Business - Regulatory Environment – Administrative Capability.”

If we are found not to have satisfied the DOE’s “administrative capability” requirements, or otherwise failed to comply with one or more DOE requirements, one or more of our institutions and its additional locations, could be limited in its access to, or lose, Title IV Program funding.  This could adversely affect our revenue, as we received approximately 75% of our revenue (calculated based on cash receipts) from Title IV Programs in 2021, which would have a significant impact on our business and results of operations.  The DOE has placed all of our institutions on provisional certification based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institutions’ level of administrative capability.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

Congress and the DOE may make changes to the laws and regulations applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. We cannot predict what, if any, legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or other such activities of Congress, although Congress recently made a change to the 90/10 rule that will make it harder for schools like ours that are subject to the rule to comply with the rule. See Part I, Item 1. “Business - Regulatory Environment – Congressional Action.”  Because a significant percentage of our revenues are derived from the Title IV Programs, any action by Congress or the DOE that significantly reduces funding for Title IV Programs or that limits the ability of our schools, programs, or students to receive funding through such programs or that imposes new restrictions upon our business or operations could reduce our student enrollment and our revenues, increase our administrative costs, require us to arrange for alternative sources of financial aid for our students, and require us to modify our practices in order to fully comply.  In addition, current requirements for Title IV Program participation may change or the present Title IV Programs could be replaced by other programs with materially different eligibility requirements.  The potential for changes that may be adverse to us and other for-profit schools like ours may increase as a result of the change in administration and changes in Congress.  The DOE is currently engaged in a process to establish new regulations that are expected to increase the number and scope of regulatory requirements applicable to our schools.  See Part I, Item 1.  “Business – Regulatory Environment – Negotiated Rulemaking.”  If we cannot comply with the provisions of the HEA and the regulations of the DOE, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

Index
We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment Regulations.

On July 1, 2020, the DOE’s published final Borrower Defense to Repayment regulations became effective. Among other things, these new regulations amend the processes for borrowers to receive from DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party. The new and existing DOE regulations establish detailed procedures and standards for the loan discharge processes for periods prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans. See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations.” The regulations also modify certain components of the financial responsibility regulations, including the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.”  The DOE is currently engaged in a process to establish additional regulations that could make it easier for borrowers to obtain loan discharges and for the DOE to impose liabilities and other sanctions on schools based on the discharge of loans and that could increase the number and scope of financial responsibility requirements.  See Part I, Item 1.  “Business – Regulatory Environment – Negotiated Rulemaking.”

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

The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions. We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE under the new administration may issue new regulations and guidance that could adversely impact for-profit schools including our institutions. The DOE recently published new regulations on a variety of topics on November 1, 2019 with a general effective date of July 1, 2020 and published additional regulations on additional topics on September 2, 2020 with a general effective date of July 1, 2021.  The DOE is currently engaged in a rulemaking process that is expected to result in new regulations on a broad range of topics that could adversely impact institutions including our institutions. See Part I, Item 1, “Business – Regulatory Environment – Negotiated Rulemaking.  If we cannot comply with the provisions of these or other regulations, as they currently exist or may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

We cannot predict how the DOE would interpret and enforce current or future regulations or how these regulations, or any regulations that may arise out of a negotiated rulemaking process or any other regulations that DOE may promulgate, may impact our schools’ participation in the Title IV Programs; however, current or future regulations could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the recent rules and the rules that the Department is currently developing may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.

If we or our eligible institutions do not meet the financial responsibility standards prescribed by the DOE, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could significantly reduce our student population and revenues.

To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV Programs. The DOE published new regulations that establish expanded standards of financial responsibility that could result in a requirement that we submit to the DOE a substantial letter of credit or other form of financial protection in an amount determined by the DOE, and be subject to other conditions and requirements, based on any one of an extensive list of triggering circumstances. See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.” The DOE is currently engaged in a rulemaking process that is expected to result in new regulations that, among other things, may increase the number and scope of financial responsibility requirements and triggering circumstances that could lead to a letter of credit requirement or other sanctions.  Any obligation to post one or more letters of credit would increase our costs of regulatory compliance. Our inability to obtain a required letter of credit or limitations on, or termination or revocation of, our participation in Title IV Programs could limit our students’ access to various government-sponsored student financial aid programs, which could significantly reduce our student population and revenues.

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

On October 28, 2021, the DOE announced that it had notified ACCSC that a decision on the recognition by the DOE of ACCSC as an accrediting agency was being deferred pending the submission of additional information about ACCSC’s monitoring, evaluation, and actions related to high-risk institutions. See Part 1, Item 1. “Business – Regulatory Environment – Accreditation.”  If the DOE declines to continue its recognition of ACCSC and if the subsequent period for obtaining accreditation from another DOE-recognized accrediting agency lapses before we obtain accreditation from another DOE-recognize accrediting agency (or if the DOE does not provide such a period for institutions to obtain other accreditation), our schools could lose our Title IV eligibility.  We cannot predict the timing and outcome of the DOE’s decision on the continuation of its recognition of ACCSC, the timing and outcome of any appeal that ACCSC might pursue in the event of an adverse decision, or the duration and conditions of any period the DOE may elect to provide to institutions to obtain accreditation from another DOE-recognized accrediting agency.

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

In March 2021, the ARPA amended the 90/10 rule by treating other “Federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV funds are currently treated in the 90/10 rule calculation. See Part I, Item 1. “Business – Regulatory Environment – 90/10 Rule.”  The ARPA states that the amendments to the 90/10 rule apply to institutional fiscal years beginning on or after January 1, 2023 and are subject to the HEA’s negotiated rulemaking process.  The DOE initiated a negotiated rulemaking process to amend the 90/10 rule in January 2022.  We cannot predict the ultimate timing and content of the final regulations, but the future regulations on 90/10 could have a materially adverse effect on us and other schools like ours.  See Part I, Item 1.  “Business – Regulatory Environment – 90/10 Rule” and “Business – Regulatory Environment – Negotiated Rulemaking.”

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

The DOE’s regulations prohibit an institution that participates in the Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. The DOE has initiated a negotiated rulemaking process that may result in, among other things, an expansion of the categories of conduct deemed to be a misrepresentation and that also may result in new prohibitions on certain types of recruiting tactics and conduct that the DOE deems to be aggressive or deceptive.  See Part I, Item 1. “Business - Regulatory Environment – Substantial Misrepresentation” and “Business – Regulatory Environment – Negotiated Rulemaking.”  If the DOE determines that one of our institutions has engaged in substantial misrepresentation, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution.

All of our institutions are provisionally certified by the DOE which may make them more vulnerable to unfavorable DOE action and place additional regulatory burdens on its operations.

All of our institutions are provisionally certified by the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  The DOE typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions.  In addition, an institution that is provisionally certified must apply for and receive approval from the DOE for certain substantive changes including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of new programs. The DOE is currently engaged in a negotiated rulemaking process that is considering, among other issues, establishing rules to authorize additional conditions and restrictions on provisionally certified institutions.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.” Any adverse action by the DOE or increased regulatory burdens as a result of the provisional status of one of our institutions could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

Regulatory agencies or third parties may conduct compliance reviews, bring claims or initiate litigation against us. If the results of these reviews or claims are unfavorable to us, our results of operations and financial condition could be adversely affected.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and lawsuits by government agencies and third parties. We may be subject to further reviews related to, among other things, issues of noncompliance identified in recent audits and reviews related to our institutions’ compliance with Title IV Program requirements or related to liabilities for the discharge of loans to certain students who attended campuses of our institutions that are now closed.  See Part I, Item 1. “Business - Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”  If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations on the operations of our business, loss of federal and state funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or defend those lawsuits or claims. Certain of our institutions are subject to ongoing reviews and proceedings. See Part I, Item 1. “Business – Regulatory Environment – Accreditation,” “Regulatory Environment – Other Financial Assistance Programs,” “Regulatory Environment – Borrower Defense to Repayment,” “Regulatory Environment - Compliance with Regulatory Standards and Effect of Regulatory Violations,” and “Regulatory Environment - Scrutiny of the For-Profit Postsecondary Education Sector.”

Our business could be adversely impacted by additional legislation, regulations, or investigations regarding private student lending because students attending our schools rely on private student loans to pay tuition and other institutional charges.

Index
The U.S. Consumer Financial Protection Bureau (“CFPB”), under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, has exercised supervisory authority over private education loan providers. The CFPB has been active in conducting investigations into the private student loan market and issuing several reports with findings that are critical of the private student loan market. The CFPB has initiated investigations into the lending practices of other institutions in the for-profit education sector and has indicated to the Company that it is assessing whether we are subject to CFPB’s supervisory authority based on our activities related to consumer lending.  We have provided requested information to the CFPB and are waiting for the CFPB to respond.  We cannot predict whether the CFPB or other regulators will conduct further reviews or take actions that could require us to change private lending to students at our schools or have a material adverse impact on our operations.  See Part I, Item 1.  “Business – Regulatory Environment – Other Financial Assistance Programs.”  We cannot predict whether any of this activity, or other activities, will result in Congress, the DOE, the CFPB or other regulators adopting new legislation or regulations, or conducting additional investigations, into the private student loan market or into the loans received by our students to attend our institutions. Any new legislation, regulations, or investigations regarding private student lending could limit the availability of private student loans to our students, which could have a significant impact on our business and operations.

Changes in the executive branch of our federal government as a result of the outcome of elections or other events could result in further legislation, appropriations, regulations and enforcement actions that could materially or adversely affect our business.

Our industry is subject to an intensive ongoing federal and state regulatory environment that affects our industry. The composition of federal and state executive offices, executive agencies and legislatures that are subject to change based on the results of elections, appointments and other events, may adversely impact our industry through constant changes in that regulatory environment resulting from the disparate views towards the for-profit education industry.  See Part I, Item 1. “Business – Regulatory Environment – Scrutiny of the For-Profit Postsecondary Education Sector.”  Any laws that are adopted that limit our or our students’ participation in Title IV Programs or in programs to provide funds for active duty service members and veterans or the amount of student financial aid for which our students are eligible, or any decreases in enrollment related to the Congressional activity concerning this sector, could have a material adverse effect on our academic or operational initiatives, cash flows, results of operations, or financial condition.

Adverse publicity arising from scrutiny of us or other for-profit postsecondary schools may negatively affect us or our schools.

In recent years, Congress, the DOE, state legislatures, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector.  See Part I, Item 1. “Business – Regulatory Environment – Scrutiny of the For-Profit Postsecondary Education Sector.”  Adverse publicity regarding any past, pending, or future investigations, claims, settlements, and/or actions against us or other for-profit postsecondary schools could negatively affect our reputation, student enrollment levels, revenue, profit, and/or the market price of our common stock. Unresolved investigations, claims, and actions, or adverse resolutions or settlements thereof, could also result in additional inquiries, administrative actions or lawsuits, increased scrutiny, the loss or withholding of accreditation, state licensure, or eligibility to participate in the Title IV Programs or other financial assistance programs, and/or the imposition of other sanctions by federal, state, or accrediting agencies which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

As of December 31, 2021, the teaching professionals at six of our campuses are represented by unions and covered by collective bargaining agreements that expire between 2022 and 2024.  Although we believe that we have good relationships with these unions and with our employees, any strikes or work stoppages by our employees could adversely impact our relationships with our students, hinder our ability to conduct business and increase costs.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

The current holders of our Series A Preferred Stock, Juniper Investment Company Inc. and Talanta Investment Group, Inc., with their affiliates, beneficially own approximately 18% and 7%, respectively, of our outstanding common stock on an “as converted basis.” As such, each holder of Series A Preferred Stock possesses significant voting power over the common stock, and there can be no assurance that their interests will align with the interests of the other common shareholders.

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

In addition to the blocking rights noted above, the holders of the Series A Preferred Stock vote with the holders of shares of common stock and not as a separate class, at any annual or special meeting of shareholders of our Company, and may act by written consent in the same manner as the holders of common stock, on an as-converted basis, but in all cases each holder of Series A Preferred Stock together with its affiliates, may not vote more than 19.99% of the total number of shares of common stock outstanding after giving effect to the shares being voted by the holder (the “Hard Cap”), unless prior shareholder approval is obtained or no longer required by the rules of the Nasdaq Stock Market. The current holders of our Series A Preferred Stock, Juniper Investment Company Inc. and Talanta Investment Group, Inc., with their affiliates, beneficially own approximately 18% and 7%, respectively, of our outstanding common stock on an “as converted basis.” As such, each holder of Series A Preferred Stock possesses significant voting power over the common stock, and there can be no assurance that their interests will align with the interests of the other common shareholders.

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

Index
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

Index
Our principal shareholder owns a significant percentage of our capital stock and is able to influence certain corporate matters.

As of December 31, 2021, Juniper Investment Company, LLC and its affiliates (“Juniper”) beneficially owned, in the aggregate, approximately 3% of our outstanding common stock and 88% of our outstanding Series A Preferred Stock, which votes on an as-converted basis subject to a voting cap, as described below. The voting power of Juniper, including the common stock and the as-converted preferred stock with the voting cap described below, was approximately 19% as of December 31, 2021.

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

As of December 31, 2021, we leased all of our facilities, except for our campuses in Nashville, Tennessee and former school property in Suffield, Connecticut, all of which we own.  We continue to re-evaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2021, all of our existing leases expire between 2022 and 2041.

The following table provides information relating to our facilities as of December 31, 2021, including our corporate office:

Location	Brand	Approximate Square Footage
Las Vegas, Nevada	Euphoria Institute	23,000
Columbia, Maryland	Lincoln College of Technology	111,000
Denver, Colorado	Lincoln College of Technology	213,000
Grand Prairie, Texas	Lincoln College of Technology	157,000
Indianapolis, Indiana	Lincoln College of Technology	126,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
Allentown, Pennsylvania	Lincoln Technical Institute	25,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	39,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	36,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute and Lincoln Culinary Institute	47,000
Somerville, Massachusetts	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	350,000
Parsippany, New Jersey	Corporate Office	17,000
Suffield, Connecticut	Former Lincoln Technical Institute	132,000

We believe that our facilities are suitable for their present intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

Following a wave of hundreds of class action lawsuits being served upon colleges and universities across the country by students in connection with transitioning from in-person to online classes due to COVID-19, a class action lawsuit, captioned John Gaviria vs. Lincoln Educational Services Corporation, was filed against the Company in New Jersey Federal District Court and served on December 21, 2020.  Like most of the other similar lawsuits across the country, the suit alleged breach of contract, unjust enrichment and conversion.  In lieu of an answer, on January 25, 2021, the Company filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim. On July 9, 2021, the court granted the Company’s Motion to Dismiss three of the four claims finding that the ruling on the claim for student and technology fees was premature.  In response to the Company’s Motion for Reconsideration as to the remaining claim, the court granted the Company’s Motion to Dismiss the lawsuit in its entirety whereupon the Plaintiff filed an appeal to the Third Circuit Court.  On January 27, 2022, counsel for the Plaintiff contacted the Company’s counsel to request a voluntary dismissal of the case and the Company agreed to and accepted the dismissal with prejudice.

As reported elsewhere under Part I, Item 1. Business – Regulatory Environment, in December 2021, we received a letter from the Consumer Financial Protection Bureau (“CFPB”) stating that the CFPB is assessing whether we are subject to CFPB’s supervisory authority based on our activities related to certain extensions of credit to our students and requesting certain information.  The letter states that the CFPB has the authority to supervise certain entities in the private education loan market and certain other consumer financial products and services. We have provided the requested information to the CFPB and are waiting for the CFPB to respond.

Index
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock, no par value per share, is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

On March 1, 2022, the last reported sale price of our common stock on the Nasdaq Global Select Market was $7.71 per share.  As of March 1, 2022, based on the information provided by Continental Stock Transfer & Trust Company, there were 63 shareholders of record of our common stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015.  The Company has no current intentions to resume the payment of cash dividends on its common stock in the foreseeable future.

However, during the year ended December 31, 2021, the Company paid a $1.2 million cash dividend to its Series A preferred shareholders pursuant to the Securities Purchase Agreement entered into on November 14, 2019 and the Company’s Amended and Restated Certificate of Incorporation.

Share Repurchases

The Company did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2021.

Equity Compensation Plan Information
We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2021 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	81,000	$7.79	1,447,757
Equity compensation plans not approved by security holders	-	-	-
Total	81,000	$7.79	1,447,757

ITEM 6.	[RESERVED]

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the “Forward-Looking Statements” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

GENERAL

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology (which includes information technology).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

Our business is organized into two reportable business segments: (a) Transportation and Skilled Trades, and (b) Healthcare and Other Professions (“HOPS”).

As of December 31, 2021, we had 13,059 students enrolled at 22 campuses.

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

Our revenues consist primarily of student tuition and fees derived from the programs we offer.  Our revenues are reduced by scholarships granted by us to some of our students. We recognize revenues from tuition and one-time fees, such as application fees, ratably over the length of a program, including internships or externships that take place prior to graduation. We also earn revenues from our bookstores, dormitories, cafeterias and contract training services. These non-tuition revenues are recognized upon delivery of goods or as services are performed and represent less than 10% of our revenues.

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. Our diploma/certificate programs range in duration from 19 to 136 weeks, our associate’s degree programs range in duration from 64 to 98 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid and other sources of funding. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 75% and 77% of our revenue on a cash basis while the remainder is primarily derived from state grants and cash payments made by students during 2021 and 2020, respectively.  The Higher Education Act of 1965, as amended (the “HEA”) requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 Rule.  Part I, Item 1. “Business - Regulatory Environment.”

Index
We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated by the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV Program funds for those students. Under Title IV Programs, the government funds a certain portion of a student’s tuition, with the remainder, referred to as “the gap,” financed by the students themselves under private party loans and extended financing agreements offered by us. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2-3% per year.

The additional financing that we are providing to students may expose us to greater credit risk and can impact our liquidity. However, we believe that these risks are somewhat mitigated by the following:

•
our internal financing is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate and, as a consequence, more likely to pay outstanding tuition amounts;

•	funding for students who interrupt their education is typically covered by Title IV Program funds as long as they have been properly packaged for financial aid; and
•	the requirement that students meet creditworthiness criteria to demonstrate a student’s ability to pay.

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

Property Sale Agreements

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company (“Nashville Acquisition”), entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the property located at 524 Gallatin Road, Nashville, Tennessee, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”), for an aggregate sale price of $34.5 million, subject to customary adjustments at closing. The Company intends to relocate its Nashville campus to a more efficient and technologically advanced facility in the Nashville metropolitan area but has not yet determined a location. The closing of the sale transaction is expected to occur in the first half of 2022 subject to various closing conditions which must be satisfied or waived including the satisfactory completion by the buyer of its due diligence review.  During the due diligence period, SLC has the right to terminate the Nashville Contract for any reason at its discretion; therefore, there can be no assurance that the sale will be consummated on a timely basis or at all.  Upon closing, Nashville Acquisition would be permitted to occupy the property and continue to operate the Nashville campus on a rent-free basis for a lease-back period of 12 months, and, thereafter, will have the option to extend the lease-back period for one 90-day term and three additional 30-day terms pursuant to a lease agreement currently being negotiated by the parties.g  The Nashville property is included in assets held for sale in the consolidated balance sheet as of December 31, 2021.

Index
Sale-Leaseback Transaction - Denver, Colorado and Grand Prairie, Texas Campuses

On September 24, 2021, Lincoln Technical Institute, Inc. and LTI Holdings, LLC, each a wholly-owned subsidiary of the Company (collectively, “Lincoln”), entered into an Agreement for Purchase and Sale of Property for the sale of the properties located at 11194 E. 45th Avenue, Denver, Colorado 80239 and 2915 Alouette Drive, Grand Prairie, Texas 75052, at which the Company operates its Denver and Grand Prairie campuses, respectively, to LNT Denver (Multi) LLC, a subsidiary of LCN Capital Partners (“LNT”), for an aggregate sale price of $46.5 million, subject to customary adjustments at closing. Closing of the sale occurred on October 29, 2021.  Concurrently with consummation of the sale, the parties entered into a triple-net lease agreement for each of the properties pursuant to which the properties are being leased back to Lincoln Technical Institute, Inc. for a twenty-year term at an initial annual base rent, payable quarterly in advance, of approximately $2.6 million for the first year with annual 2.00% increases thereafter and includes four subsequent five-year renewal options in which the base rent is reset at the commencement of each renewal term at then current fair market rent for the first year of each renewal term with annual 2.00% increases thereafter in each such renewal term. The lease, in each case, provides Lincoln with a right of first offer should LNT wish to sell the property. The Company has provided a guaranty of the financial and other obligations of Lincoln Technical Institute, Inc. under each lease.  The Company evaluated factors in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition, to conclude that the transaction qualified as a sale. This included analyzing the right of first offer clause to determine whether it represents a repurchase agreement that would preclude the transaction from being accounted for as a successful sale. The Company recognized a gain on sale of assets of $22.5 million. Additionally, the Company evaluated factors in ASC Topic 842, Leases, and concluded that the newly created leases met the definition an operating lease. The Company recorded Right of Use (“ROU”) Asset and lease liabilities of $40.1 million.  The sale lease-back transaction provided the Company with net proceeds of approximately $45.4 million with the proceeds partially used for the repayment of the Company’s outstanding term loan of $16.2 million and swap termination fee of $0.5 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussions of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, goodwill and income taxes. Actual results could differ from those estimates. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles. We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions and judgment in the preparation of our consolidated financial statements.

Revenue recognition.

Substantially all of our revenues are considered to be revenues from contracts with students.  The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with ASC Topic 606, Revenue from Contract with Customers. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

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

Our bad debt expense as a percentage of revenues for the years ended December 31, 2021 and 2020 was 8.0% and 9.2%, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the years ended December 31, 2021 and 2020 would have resulted in an increase in bad debt expense of $3.4 million and $2.9 million, respectively.

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

Goodwill.   Goodwill represents the excess of the cost of an acquired business (reporting unit) over the estimated carrying value, assets net of liabilities.  Lincoln tests goodwill for impairment annually, in the fourth quarter of each year, unless there are events or changes in circumstances that indicate an impairment may have occurred. Impairment may result from deterioration in performance, adverse market conditions, adverse changes in laws or regulations, the restriction of activities associated with the acquired business, and/or a variety of other circumstances. If we determine that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.

As of December 31, 2021, goodwill was approximately $14.5 million, or 4.9%, of our total assets.  The goodwill is allocated among nine reporting units within the Transportation and Skilled Trades Segment.

When Lincoln performs our annual goodwill impairment assessment we first assess a number of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude based on our qualitative review that it is more likely than not that the fair value of the reporting unit is less than the carrying value, we proceed with a quantitative impairment test.

Our qualitative assessment is subjective, it includes a review of macroeconomic and industry factors, review of the financial performance of applicable reporting units, and assessment of adverse events that may negatively impact a reporting units carrying value. Adverse events would include, but are not limited to, difficulty in accessing capital, a greater competitive environment, decline in market-dependent multiples or metrics, regulatory or political developments, change in key personnel, strategy, or customers, or litigation.

When we perform our quantitative impairment test we believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives.

If Lincoln determines that quantitative tests are necessary, these tests are performed using projected future operating results and cash flows on a weighted scale, 50% based on Discounted Cash Flows (Income Approach) and 50% on based EBITDA multipliers (Market Approach).  Management judgment is necessary in forecasting future cash flows and operating results, critical assumptions include growth rates, changes in operating costs, capital expenditures, and changes in weighted average costs of capital.  Additionally, Lincoln obtains independent market metrics for the industry and our peers to assist in the development of these key assumptions.  This process is consistent with our internal forecasts and operating plans.

Lincoln has completed our 2021 goodwill impairment assessment and determined that it was more likely than not that the fair value of the reporting units exceeded their carrying value.  As such, we concluded that goodwill was not impaired.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2021 and 2020, we did not record any interest and penalties expense associated with uncertain tax positions.

Index
Results of Operations for the Two Years Ended December 31, 2021

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:
	Year Ended Dec 31,
	2021	2020
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	41.4%	41.7%
Selling, general and administrative	50.4%	53.3%
Gain on sale of assets	-6.7%	0.0%
Impairment of long-lived assets	0.2%	0.0%
Total costs and expenses	85.3%	95.0%
Operating income	14.7%	5.0%
Interest expense, net	-0.6%	-0.4%
Income from operations before income taxes	14.1%	4.6%
Provision (benefit) for income taxes	3.7%	-12.0%
Net income	10.4%	16.6%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Results of Operations

Revenue.  Revenue increased $42.2 million, or 14.4% to $335.3 million for the year ended December 31, 2021 from $293.1 million in the prior year.  The increase in revenue was the result of a 10% increase in average student population, driven by student start growth of 7.5% in combination with starting the year with approximately 1,000 more students than in the prior year comparable period.  Further contributing to the increase was the normalization of our revenue stream driven by the return to in-person instruction at all of our campuses as well as a 4.0% increase in average revenue per student.

The prior year financial results reflect the unprecedented impact from the COVID-19 pandemic which started in March of 2020.  As a result, certain financial and operational comparisons year over year may be distorted as a result of the impact of COVID-19.

Educational services and facilities expense.   Our educational services and facilities expense increased $16.7 million, or 13.7% to $138.9 million for the year ended December 31, 2021 from $122.2 million in the prior year.  Increased costs were mainly concentrated in instructional expense, books and tools expense and facilities expense.  Instructional expense increases were primarily driven by a larger average student population, up 10%, which also drove increases in books and tools expense.  Also contributing to the increase in instructional expenses were increased instructor salaries driven by inflationary pressure and widespread instructor shortages in addition to increases in consumable supplies, primarily in our welding programs.  Facility expense increases were driven by additional rent expense due to the elimination of one-time rent reductions in the prior year resulting from campus closures due to COVID-19 in combination with additional rent expense in the current year as a result of the sale leaseback transaction consummated during the fourth quarter of 2021.

Educational services and facilities expense, as a percentage of revenue, decreased slightly to 41.4% from 41.7% for the year ended December 31, 2021 and 2020, respectively.

Selling, general and administrative expense.  Our selling general and administrative expense increased $12.7 million, or 8.1% to $168.9 million for the year ended December 31, 2021 from $156.2 million in the prior year.  The increase was driven by several factors including increased spend in administrative expense in combination with investments in marketing and sales expense.  Partially offsetting the increase was a slight reduction in bad debt expense.

Administrative expense increases were primarily driven by salaries and benefits expense resulting from the normalization of business operations in the current year.

Marketing investments increased from additional expenditures primarily in paid social media channels utilizing video and display advertising to reach a younger audience demographic, while sales expense increases were the result of additional salaries and benefits driven by an expanded sales force due in part by the return to in-person instruction and the normalization of operations in the current year.

Despite both the additional investments in marketing and increases in sales expense, the cost per start is down year-over-year demonstrating both the efficiency and effectiveness of marketing initiatives.

Index
Bad debt expense for the year ended December 31, 2021 was favorable compared to the prior year by $0.1 million, as a result of an adjustment to qualifying student accounts receivables following guidance published on March 19, 2021 by the Department of Education.

In accordance with this guidance, we combined applicable HEERF funding with Company’s funds to provide financial relief to students who dropped from school due to COVID-19 related circumstances with unpaid accounts receivable balances during the period from March 15, 2020 to March 31, 2021.  The relief resulted in a net benefit to bad debt expense of approximately $3.0 million. Without this adjustment bad debt expense for 2021, as a percentage of total revenue, would have been comparable with prior year.

Selling, general and administrative expense, as a percentage of revenue, decreased to 50.4% for the year ended December 31, 2021, from 53.3% in the prior year.

Impairment of long-lived assets – Impairment of long-lived assets was $0.7 million, resulting from a one-time non-cash impairment charge triggered by an adjustment to fair market value for a campus that was closed several years ago.

Gain on sale of assets.  Gain on sale of assets for the year ended December 31, 2021 was $22.5 million, driven by the sale leaseback transaction consummated in the fourth quarter of the current year.

Net interest expense.  Net interest expense for the year ended December 31, 2021 increased $0.7 million, or 58.0% to $2.0 million from $1.3 million in the prior year comparable period.  Additional expense incurred as a result of the debt payoff which included fees for the termination of our cash flow hedge of $0.5 million and the write-off of previously capitalized deferred financing fees totaling $0.5 million.  Excluding the additional expenses resulting from the debt payoff, interest expense year-over-year would have decreased by approximately 28.0%, or $0.4 million resulting from a lower loan balance in the current year.

Income taxes.    Our income tax provision for the year ended December 31, 2021 was $12.5 million compared to an income tax benefit of $35.1 million in the prior year.  The tax benefit primarily related to a full release of our valuation allowance on deferred tax assets as of December 31, 2020.  Our effective tax rate was 26.5% for the year ended December 31, 2021.

Segment Results of Operations

We operate our business in two reportable operating segments: (a) the Transportation and Skilled Trades segment; and (b) the Healthcare and Other Professions (“HOPS”) segment.  Our reportable operating segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable operating segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments are described below.

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

Index
The following table presents results for the activity for our reportable operating segments for the years ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,
	2021	2020	% Change
Revenue:
Transportation and Skilled Trades	$240,531	$207,434	16.0%
HOPS	94,805	85,661	10.7%
Total	$335,336	$293,095	14.4%

Operating Income:
Transportation and Skilled Trades	$52,055	$34,458	51.1%
Healthcare and Other Professions	11,845	11,068	7.0%
Corporate	(14,639)	(30,745)	52.4%
Total	$49,261	$14,781	233.3%

Starts:
Transportation and Skilled Trades	10,291	9,442	9.0%
Healthcare and Other Professions	5,111	4,879	4.8%
Total	15,402	14,321	7.5%

Average Population:
Transportation and Skilled Trades	8,505	7,872	8.0%
Leave of Absence - COVID-19	(12)	(219)	94.5%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,493	7,653	11.0%

Healthcare and Other Professions	4,439	4,232	4.9%
Leave of Absence - COVID-19	(33)	(156)	78.8%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,406	4,076	8.1%

Total	12,944	12,104	6.9%
Total Excluding Leave of Absence - COVID-19	12,899	11,729	10.0%

End of Period Population:
Transportation and Skilled Trades	8,648	7,917	9.2%
Leave of Absence - COVID-19	-	(22)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,648	7,895	9.5%

Healthcare and Other Professions	4,411	4,402	0.2%
Leave of Absence - COVID-19	-	(80)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,411	4,322	2.1%

Total	13,059	12,319	6.0%
Total Excluding Leave of Absence - COVID-19	13,059	12,217	6.9%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Transportation and Skilled Trades

Student start results increased 9.0% to 10,291 for the year ended December 31, 2021 from 9,442 in the prior year.

Operating income increased $17.6 million, or 51.1% to $52.1 million for the year ended December 31, 2021 from $34.5 million in the prior year.  The increase year over year was mainly driven by the following factors:

Index
•
Revenue increased $33.1 million, or 16.0% to $240.5 million for the year ended December 31, 2021 from $207.4 million in the prior year.  The increase in revenue was primarily due to an 11.0% increase in average student population, driven by a 9.0% increase in student starts year over year.  Further contributing to the increase was the normalization of our revenue stream driven by the return to in-person instruction at all of our campuses as well as a 4.5% increase in average revenue per student.

•
Educational services and facilities expense increased $11.3 million, or 13.5% to $94.7 million for the year ended December 31, 2021 from $83.4 million in the prior year.  The higher costs were mainly concentrated in instructional expense, books and tools expense and facilities expense.  Instructional expense increases were primarily driven by a larger average student population, up 11.0%, which also drove increases in books and tools expense.  Also contributing to the increase in instructional expenses were increased instructor salaries driven by inflationary pressure and widespread instructor shortages in addition to increases in consumable supplies, primarily in welding programs.  Facility expense increases were driven by additional rent expense resulting from one-time rent reductions in the prior year resulting from campus closures due to COVID-19 in combination with additional rent expense in the current year as a result of the sale leaseback transaction entered into during the fourth quarter of 2021.

•
Selling, general and administrative expense increased $4.1 million, or 4.6% to $93.7 million for the year ended December 31, 2021 from $89.6 million in the prior year.  The increase was driven by additional administrative expenses in combination with increased investments in marketing and sales expense.  Partially offsetting the increase was a reduction in bad debt expense, all of which are discussed above in the consolidated results of operations.

Healthcare and Other Professions

Student start results increased 4.8% to 5,111 for the year ended December 31, 2021 from 4,879 in the prior year.

Operating income increased 7.0% to $11.8 million for the year ended December 31, 2021 from $11.1 million in the prior year.  The $0.7 million increase was mainly driven by the following factors:

•
Revenue increased by $9.1 million, or 10.7% to $94.8 million for the year ended December 31, 2021 from $85.7 million in the prior year.  The increase in revenue was primarily due to an 8.1% increase in average student population, driven by a 4.8% increase in student starts year over year.  Further contributing to the increase was the normalization of our revenue stream driven by the return to in-person instruction at all of our campuses as well as a 2.4% increase in average revenue per student.

•
Educational services and facilities expense increased $5.4 million, or 14.0% to $44.2 million for the year ended December 31, 2021 from $38.8 million in the prior year.  Increased costs were primarily concentrated in instructional expense, books and tools expense, and facilities expense. Instructional expense increases were primarily driven by a larger average student population, up 8.1%, which also drove increases in books and tools expense.  Also contributing to the increase in instructional expense were increased instructor salaries driven by inflationary pressure and widespread instructor shortages in addition to increases in consumable supplies.  Facility expense increases were driven by additional rent expense resulting from one-time rent reductions in the prior year resulting from campus closures due to COVID-19 in combination with additional rent expense in the current year as a result of the sale leaseback transaction entered into during the fourth quarter of 2021.  Facility expense increases were driven by additional rent expense due to one-time rent reductions in the prior year resulting from campus closures due to COVID-19 coupled with overall facilities savings during campus closures as a result of COVID-19.

•
Selling, general and administrative expense increased $2.9 million, or 8.2% to $38.7 million for the year ended December 31, 2021 from $35.8 million in the prior year.  The increase was driven by additional administrative expenses in combination with increased investments in marketing and sales expense, all of which are discussed above in the consolidated results of operations.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $14.6 million and $30.7 million for the years ended December 31, 2021 and 2020, respectively.  Included in the current year is a $22.5 million gain realized as a result of entering into a sale leaseback transaction, partially offset by a one-time non-cash impairment charge of $0.7 million.    Excluding the sale leaseback transaction and the impairment charge, corporate and other expenses would have been $36.4 million as of December 31, 2021.  The additional expense over prior year was due to increased benefits expense driven primarily by an uptick in medical claims in combination with a slight increase in salary expense.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the two fiscal years in the period ended December 31, 2021:

	Cash Flow Summary Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$27,447	$23,485
Net cash provided by (used in) investing activities	$37,848	$(5,483)
Net cash used in financing activities	$(20,014)	$(18,620)

As of December 31, 2021, the Company had a net cash balance of $83.3 million compared to $20.8 million in the prior year comparable period. The net cash balance is calculated as our cash and cash equivalents less both short and long-term portion of the credit agreement.  Cash at December 31, 2021 benefited from net income and the consummation of a sale leaseback transaction entered into during the fourth quarter involving the Company’s Denver, Colorado and Grand Prairie, Texas campuses.  The gross sale price for both properties totaled $46.5 million and, upon consummation of the sale, the Company entered into a triple-net lease agreement for each property.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 75% of our cash receipts relating to revenues in 2021. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student’s academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive for tuition payment to us or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Industry”.

Operating Activities

Net cash provided by operating activities was $27.4 million and $23.5 million for the years ended December 31, 2021 and 2020, respectively.  The increase year over year was due primarily to increased operating income, up $34.5 million which includes a gain on the sale of assets of $22.5 million over the prior year.

Investing Activities

Net cash provided by investing activities was $37.8 million for the year ended December 31, 2021 compared to net cash used in investing activities of $5.5 million in the prior year comparable period.  The increase of $43.3 million was primarily driven by proceeds of $45.4 million resulting from the consummation of a sale leaseback transaction during the fourth quarter of the current year.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our real property in Nashville, Tennessee, which is subject to a sale-leaseback agreement which is expected to be consummated in the first half of the year and our former school property located in Suffield, Connecticut.

Capital expenditures were 2% of revenues in 2021 and are expected to approximate 2% of revenues in 2022.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Index
Financing Activities

Net cash used in financing activities was $20.0 million for the year ended December 31, 2021 compared to $18.6 million in the prior year.  The increase of $1.4 million was the result of the retirement of our term loan using proceeds from the sale leaseback transaction involving the Company’s Denver, Colorado and Grand Prairie, Texas campuses pursuant to agreement with our lending institution.  Cash paid to retire the loan was $16.3 million with additional payments made during the year of $1.5 million.  In the prior year, net payments on borrowings were $17.0 million.

Net payments on borrowings in the prior year consisted of: (a) total borrowings to date under our secured credit facility of $11.0 million; and (b) $28.0 million in total repayments made by the Company.

Credit Facility

As reported elsewhere in this Annual Report on Form 10-K, in connection with the sale leaseback transactions involving the Company’s Denver and Grand Prairie campuses, the Company retired its term loan and, as of December 31, 2021, the Company has no debt outstanding.  The Company had $4.0 million in letters of credit outstanding as of December 31, 2021.  The Company is in negotiations with respect to a new credit facility.

Long-term debt consists of the following:

	At December 31,
	2021	2020
Credit agreement	$-	$17,833
Deferred financing fees	-	(621)
	-	17,212
Less current maturities	-	(2,000)
	$-	$15,212

We had outstanding financing principal commitments to our active students of $30.0 million and $21.7 million as of December 31, 2021 and 2020, respectively.  These are extended financing plans and no cash is advanced to students.  The full amount is not guaranteed unless the student completes the program. The extended financing plans are considered commitments because the students are packaged to fund their education using these funds and they are not reported on our financials.

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2021, we have no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2041 at basic annual rentals.

As of December 31, 2021, there were 2 new leases and 9 lease modifications that resulted in noncash re-measurements of the related ROU asset and operating lease liability of $45.5 million which included the sale leaseback transactions of our campuses in Grand Prairie, Texas and Denver, Colorado.

We had no off-balance sheet arrangements as of December 31, 2021, except for surety bonds.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2021, we posted surety bonds in the aggregate amount of approximately $12.8 million.  These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Index
Effect of Inflation

Inflation has not had a material effect on our operations except for some inflationary pressures on certain instructor salaries.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2021 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report included in this Form 10-K that follows.

Index
ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

Certain information required by this item will be included in a definitive proxy statement for the Company’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and is incorporated by reference herein.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information required by this Item 10 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

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

The information required by this Item 11 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

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

3.3	Bylaws of the Company, as amended on March 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2020).

4.1	Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 21, 2005).

4.2
Registration Rights Agreement, dated as of November 14, 2019, between the Company and the investors parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

4.3	Description of Securities of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K filed March 9, 2021).

10.1+
Employment Agreement, dated as of December 10, 2020, between the Company and Scott M. Shaw (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 11, 2020).

10.2+
Employment Agreement, dated as of November 7, 2018, between the Company and Scott M. Shaw (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.3+
Employment Agreement, dated as of December 10, 2020, between the Company and Brian K. Meyers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 11, 2020).

10.4+
Employment Agreement, dated as of November 7, 2018, between the Company and Brian K. Meyers (incorporated by reference to Exhibit 10.2 of  the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.5+
Employment Agreement, dated as of December 10, 2020, between the Company and Stephen M. Buchenot (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 11, 2020).

10.6+	Employment Agreement dated April 3, 2019 between the Company and Stephen M. Buchenot (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 5, 2019).

Index
10.7+	Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K dated June 5, 2020).

10.11
Securities Purchase Agreement, dated as of November 14, 2019, between the Company and the investor parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.12
Credit Agreement, dated as of November 14, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.13
First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2020).

10.14	Consent and Waiver Letter Agreement, dated as of September 23, 2021, by and among the Company and certain of its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2021).

10.15
Contract for the Purchase of Real Estate, dated as of September 24, 2021, by and between Nashville Acquisition, LLC and SLC Development, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2021).

10.16	Agreement for Purchase and Sale of Property, dated as of September 24, 2021 by and between Lincoln Technical Institute, Inc. and LNT Denver (Multi) LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2021).

10.17	Form of Indemnification Agreement between the Company and each director of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.18	Indemnification Agreement between the Company and John A. Bartholdson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*.

*	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**          As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2022
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

Signature	Title	Date

/s/ Scott M. Shaw	Chief Executive Officer and Director	March 3, 2022
Scott M. Shaw

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 3, 2022
Brian K. Meyers

/s/ John A. Bartholdson	Director	March 3, 2022
John A. Bartholdson

/s/ James J. Burke, Jr.	Director	March 3, 2022
James J. Burke, Jr.

/s/ Kevin M. Carney	Director	March 3, 2022
Kevin M. Carney

/s/ Ronald E. Harbour	Director	March 3, 2022
Ronald E. Harbour

/s/ J. Barry Morrow	Director	March 3, 2022
J. Barry Morrow

/s/ Michael A. Plater	Director	March 3, 2022
Michael A. Plater

/s/ Felecia J. Pryor	Director	March 3, 2022
Felecia J. Pryor

/s/ Carlton Rose	Director	March 3, 2022
Carlton Rose

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Sale-Leaseback Transaction - Denver, Colorado and Grand Prairie, Texas Campuses - Refer to Note 7 to the financial statements
Critical Audit Matter Description

The Company consummated a sale leaseback transaction on October 29, 2021, whereby they sold properties in Denver, Colorado, and Grand Prairie, Texas. Concurrently with the closing of the sale, the parties entered into a triple-net lease agreement for each of the properties pursuant to which the properties are being leased back to a subsidiary of the Company. The leases, in each case, provide Lincoln with a right of first offer (“ROFO”) should the purchaser wish to sell the property. This transaction resulted in a $22.5M gain on sale of assets recognized within the Consolidated Statement of Operations for the year ended December 31, 2021.

The Company’s recognition of the leases as operating leases and the related gain on sale is premised on the transaction achieving successful sale accounting. In making this determination, the Company evaluated factors in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition, to conclude that the transaction qualified as a sale. This included analyzing the ROFO clause to determine whether it represents a repurchase agreement that would preclude the transaction from being accounted for as a successful sale.  Additionally, the Company evaluated factors in ASC Topic 842, Leases, to confirm the newly created leases met the definition an operating lease. The Company also determined an Incremental Borrowing Rate (“IBR”) that was utilized in the new operating lease calculations.  Given the judgements necessary in evaluating this transaction, performing audit procedures to evaluate the reasonableness of management’s position required a high degree of auditor judgment and an increased extent of effort, including the need to consult with professionals in our firm with expertise in sale-leaseback transactions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to evaluating the accounting interpretation and recognition of the transaction, included the following among others:

•	We tested the operating effectiveness of controls over Management’s accounting evaluation specific to the sale leaseback transaction.
•	We tested the operating effectiveness of controls over the new lease measurement, including those over Management’s review of the IBR.
•
We obtained the executed lease agreement and transaction closing details and evaluated the terms to evaluate whether the transaction met the definition of an operating lease and a successful sale, which included consultation with professionals in our firm with expertise in sale-leaseback transactions.

•	We inspected third party market data to determine whether the overall transaction was at fair value.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s IBR.
•	We tested the calculation of the gain on sale of assets and the measurement of the right of use (“ROU”) assets and lease liabilities related to the operating lease.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 3, 2022
We have served as the Company’s auditor since 1999.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 3, 2022, expressed an unqualified opinion on those financial statements.

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
March 3, 2022

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,307	$38,026
Accounts receivable, less allowance of $26,837 and $25,174 at December 31, 2021 and 2020, respectively	26,159	30,021
Inventories	2,721	2,394
Prepaid expenses and other current assets	4,881	3,723
Asset held for sale	4,559	-
Total current assets	121,627	74,164

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $153,335 and $176,300 at December 31, 2021 and 2020, respectively	23,119	48,388

OTHER ASSETS:
Noncurrent receivables, less allowance of $5,084 and $3,465 at December 31, 2021 and 2020, respectively	20,028	16,463
Deferred income taxes, net	23,708	35,718
Operating lease right-of-use assets	91,487	55,187
Goodwill	14,536	14,536
Other assets, net	794	734
Total other assets	150,553	122,638
TOTAL ASSETS	$295,299	$245,190

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Continued)

	December 31,
	2021	2020

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of credit agreement	$-	$2,000
Unearned tuition	25,405	23,453
Accounts payable	12,297	15,676
Accrued expenses	15,669	16,692
Income taxes payable	1,017	491
Current portion of operating lease liabilities	11,479	8,504
Other short-term liabilities	15	26
Total current liabilities	65,882	66,842

NONCURRENT LIABILITIES:
Long-term credit agreement	-	15,212
Pension plan liabilities	1,607	4,252
Long-term portion of operating lease liabilities	86,410	52,702
Other long-term liabilities	-	3,133
Total liabilities	153,899	142,141

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding as of each December 31, 2021 and 2020	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at December 31, 2021 and 2020, issued and outstanding 27,000,687 shares at December 31, 2021 and 26,476,329 shares at December 31, 2020	141,377	141,377
Additional paid-in capital	32,439	30,512
Treasury stock at cost - 5,910,541 shares at December 31, 2021 and 2020	(82,860)	(82,860)
Retained earnings	39,702	6,203
Accumulated other comprehensive loss	(1,240)	(4,165)
Total stockholders’ equity	129,418	91,067
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$295,299	$245,190

  See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020

REVENUE	$335,336	$293,095
COSTS AND EXPENSES:
Educational services and facilities	138,931	122,196
Selling, general and administrative	168,923	156,199
Gain on sale of assets	(22,479)	(81)
Impairment of long-lived assets	700	-
Total costs and expenses	286,075	278,314
OPERATING INCOME	49,261	14,781
OTHER:
Interest expense	(2,015)	(1,275)
INCOME BEFORE INCOME TAXES	47,246	13,506
PROVISION (BENEFIT) FOR INCOME TAXES	12,528	(35,059)
NET INCOME	34,718	48,565
PREFERRED STOCK DIVIDENDS	1,219	1,378
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$33,499	$47,187
Basic and Diluted
Net income per share	$1.04	$1.49
Weighted average number of common shares outstanding:
Basic and Diluted	25,081	24,748

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(In thousands)

	December 31,
	2021	2020
Net income	$34,718	$48,565
Other comprehensive income
Derivative qualifying as a cash flow hedge, net of taxes (nil)	878	(703)
Employee pension plan adjustments, net of taxes (746)	2,047	(6)
Comprehensive income	$37,643	$47,856

See notes to consolidated financial statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Stockholders’ Equity
			Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Series A Convertible Preferred Stock

	Common Stock
	Shares	Amount						Shares	Amount
BALANCE - January 1, 2019	25,231,710	$141,377	$30,145	$(82,860)	$(42,058)	$(3,456)	$43,148	12,700	11,982
Net income	-	-	-	-	48,565	-	48,565	-	-
Preferred stock dividend	-	-	(1,074)	-	(304)	-	(1,378)	-	-
Employee pension plan adjustments	-	-	-	-	-	(6)	(6)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	(703)	(703)	-	-
Stock-based compensation expense
Restricted stock	1,319,734	-	1,686	-	-	-	1,686	-	-
Net share settlement for equity-based compensation	(75,115)	-	(245)	-	-	-	(245)	-	-
BALANCE - December 31, 2020	26,476,329	141,377	30,512	(82,860)	6,203	(4,165)	91,067	12,700	11,982
Net income	-	-	-	-	34,718	-	34,718	-	-
Preferred stock dividend	-	-	-	-	(1,219)	-	(1,219)	-	-
Employee pension plan adjustments	-	-	-	-	-	2,047	2,047	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	878	878	-	-
Stock-based compensation expense
Restricted stock	679,331	-	2,889	-	-	-	2,889	-	-
Net share settlement for equity-based compensation	(154,973)	-	(962)	-	-	-	(962)	-	-
BALANCE - December 31, 2021	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

	Year Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,718	$48,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,140	7,400
Amortization of deferred finance fees	136	181
Write-off of deferred finance fees	485	-
Deferred income taxes	12,010	(35,871)
Gain on sale of assets	(22,479)	(81)
Impairment of long-lived assets	700	-
Fixed asset donation	(2,058)	(334)
Provision for doubtful accounts	26,794	26,888
Stock-based compensation expense	2,889	1,686
(Increase) decrease in assets:
Accounts receivable	(26,497)	(37,383)
Inventories	(327)	(786)
Prepaid income taxes and income taxes receivable	-	383
Prepaid expenses and current assets	(1,235)	158
Other assets	(487)	193
Increase (decrease) in liabilities:
Accounts payable	(3,677)	856
Accrued expenses	(1,023)	8,823
Unearned tuition	1,952	42
Income taxes payable	526	491
Other liabilities	(2,120)	2,274
Total adjustments	(7,271)	(25,080)
Net cash provided by operating activities	27,447	23,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,531)	(5,580)
Proceeds from insurance settlement	-	97
Proceeds from sale of property and equipment	45,379	-
Net cash provided by (used in) investing activities	37,848	(5,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	11,000
Payments on borrowings	(17,833)	(28,000)
Credit of deferred finance fees	-	3
Net share settlement for equity-based compensation	(962)	(245)
Dividend payment for preferred stock	(1,219)	(1,378)
Net cash used in financing activities	(20,014)	(18,620)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	45,281	(618)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	38,026	38,644
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$83,307	$38,026

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	Year Ended December 31,
	2021	2020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,532	$1,110
Income taxes	$737	$179
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of property and equipment	$2,649	$975

See notes to consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020 AND FOR THE TWO YEARS ENDED DECEMBER 31, 2021
(In thousands, except share and per share amounts, schools, campuses and unless otherwise stated)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

The Company’s business is organized into two reportable business segments: (a) Transportation and Skilled Trades, and (b) Healthcare and Other Professions (“HOPS”).

Liquidity—As of December 31, 2021, the Company had cash and cash equivalents of $83.3 million.  As of December 31, 2020, the Company had cash and cash equivalents of $38.0 million.  As of December 31, 2020, the Company had a net cash balance of $20.8 million calculated as cash and cash equivalents, less both the short-term and long-term portions of the Company’s Credit Facility (defined below). The Company believes that its likely sources of cash should be sufficient to fund operations for the next twelve months and thereafter for the foreseeable future.

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

Index
Advertising Costs—Costs related to advertising are expensed as incurred and approximated $33.1 million and $31.2 million for the years ended December 31, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

Goodwill—Goodwill represents the excess of the cost of an acquired business (reporting unit) over the estimated carrying value, assets net of liabilities. Lincoln tests goodwill for impairment annually, in the forth quarter of each year, unless there are events or changes in circumstances that indicate an impairment may have occurred. Impairment may result from deterioration in performance, adverse market conditions, adverse changes in laws or regulations, the restriction of activities associated with the acquired business, and/or a variety of other circumstances. If we determine that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.

As of December 31, 2021, goodwill was approximately $14.5 million, or 4.9%, of our total assets. The goodwill is allocated among nine reporting units within the Transportation and Skilled Trades Segment.

When Lincoln performs our annual goodwill impairment assessment we first assess a number of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude based on our qualitative review that it is more likely than not that the fair value of the reporting unit is less than the carrying value we proceed with a quantitative impairment test.

Our qualitative assessment is subjective, it includes a review of macroeconomic and industry factors, review of the financial performance of applicable reporting units, and assessment of adverse events that may negatively impact a reporting units carrying value. Adverse events would include, but are not limited to, difficulty in accessing capital, a greater competitive environment, decline in market-dependent multiples or metrics, regulatory or political developments, change in key personnel, strategy, or customers, or litigation.

When we perform the quantitative impairment test we believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, future tuition revenues, operating costs, working capital changes, capital expenditures and a discount rate. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing and long-term operating strategies and initiatives.

If Lincoln determines that quantitative tests are necessary, these tests are performed using projected future operating results and cash flows on a weighted scale, 50% based on Discounted Cash Flows (Income Approach) and 50% on based EBITDA multipliers (Market Approach). Management judgment is necessary in forecasting future cash flows and operating results, critical assumptions include growth rates, changes in operating costs, capital expenditures, and changes in weighted average costs of capital. Additionally, Lincoln obtains independent market metrics for the industry and our peers to assist in the development of these key assumptions. This process is consistent with our internal forecasts and operating plans.

Lincoln has completed our 2021 goodwill impairment assessment and determined that it was more likely than not that the fair value of the reporting units exceeded their carrying value. As such, we concluded that goodwill was not impaired.

Impairment of Long-Lived Assets—The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For other long-lived assets, including right-of-use lease assets, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made.

The Company concluded that for the year ended December 31, 2021 there was an impairment of our property in Suffield, Connecticut of $0.7 million.  The impairment was the result of an assessment of the current market value, obtained via 3rd party engagement, as compared to the current carrying value of the assets.  Lincoln had a carrying value for the Suffield, Connecticut property of approximately $2.9 million.  The fair value estimate provided indicated that the current value of the property was approximately $2.2 million.  As such, the aforementioned $0.7 million impairment was recorded and the assets carrying value reduced. There were no other long-lived asset impairments for the year ended December 31, 2021.
The Company concluded that for the year ended December 31, 2020 there were no long-lived asset impairments.

Index
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company’s cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $0.25 million. The Company’s cash balances on deposit at December 31, 2021, exceeded the balance insured by the FDIC by approximately $82.7 million. The Company has not experienced any losses to date on its invested cash.

The Company extends credit for tuition and fees to many of its students. The credit risk with respect to these accounts receivable is mitigated by the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt of federal funds for those students. In addition, the remaining tuition receivables are primarily comprised of smaller individual amounts due from students.

With respect to student receivables, the Company had no significant concentrations of credit risk as of each of December 31, 2021 and 2020.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, revenue recognition, bad debts, impairments, fixed assets, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended December 31, 2021 and 2020, we did not record any interest and penalties expense associated with uncertain tax positions.

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

Index
New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments. In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”, which makes minor technical corrections and clarifications to the ASU. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. This update did not have an impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, “Income Taxes”. ASU 2019-12 also clarifies and amends GAAP for other areas of Topic 740. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying for the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the DOE. During the years ended December 31, 2021 and 2020, approximately 75% and 77%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

Index
For the years ended December 31, 2021 and 2020, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis pursuant to DOE regulations, from the Title IV Program funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% of its total revenue for a single fiscal year, will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

Index
On February 16, 2021, we received a letter from the DOE confirming our composite score of 1.5 for fiscal year 2019 as well as removing the Company from the Zone Alternative requirements. On August 26, 2021, the DOE sent us correspondence stating that our three institutions had performed all of the requirements of the February 16, 2021 letter and notifying us that the DOE had returned our institutions to advance pay on August 19, 2021.

For the 2020 and 2021 fiscal years, we calculated our composite score to be 2.7 and 3.0, respectively. These scores are subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2020 and 2021 fiscal years, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

3.	NET INCOME PER SHARE

The Company presents basic and diluted income per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on preferred stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding. The basic and diluted net income amounts are the same for the years ended December 31, 2021 and 2020 as a result of the anti-dilutive impact of the potentially dilutive securities.

The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below:

	Year Ended December 31,
(in thousands, except share data)	2021	2020
Numerator:
Net income	$34,718	$48,565
Less: preferred stock dividend	(1,219)	(1,378)
Less: allocation to preferred stockholders	(5,601)	(8,224)
Less: allocation to restricted stockholders	(1,796)	(2,150)
Net income allocated to common stockholders	$26,102	$36,813

Basic net income per share:
Denominator:
Weighted average common shares outstanding	25,080,789	24,748,496
Basic net income per share	$1.04	$1.49

Diluted net income per share:
Denominator:
Weighted average number of:
Common shares outstanding	25,080,789	24,748,496
Dilutive potential common shares outstanding:
Series A Preferred Stocck	-	-
Unvested restricted stock	-	-
Stock options	-	-
Dilutive shares outstanding	25,080,789	24,748,496
Diluted net income per share	$1.04	$1.49

Index
The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Year Ended December 31,
	2021	2020
Series A preferred stock	5,381,356	5,381,356
Unvested restricted stock	825,569	632,693
	6,206,925	6,014,049

4.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from contracts with students.  The related accounts receivable balances are recorded in our balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customer”. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $25.4 million and $23.5 million is recorded in the current liabilities section of the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively. The change in this contract liability balance during the year ended December 31, 2021 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the year ended December 31, 2021 that was included in the contract liability balance at the beginning of the year was $22.8 million.

The following table depicts the timing of revenue recognition:

	Year ended December 31, 2021
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$17,393	$5,686	$23,079
Services transferred over time	223,138	89,119	312,257
Total revenues	$240,531	$94,805	$335,336

	Year ended December 31, 2020
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$12,519	$4,718	$17,237
Services transferred over time	194,915	80,943	275,858
Total revenues	$207,434	$85,661	$293,095

5.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease.  An operating lease right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 20 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

Index
Our operating lease cost for the years ended December 31, 2021 and 2020 was $15.8 million and $15.3 million, respectively.  Our variable lease cost for the years ended December 31, 2021 and 2020 was zero and $0.6 million, respectively.  The net change in ROU asset and operating lease liability are included in other assets in the consolidated cash flows for the years ended December 31, 2021 and 2020.

During the year ended December 31, 2020, the Company withheld portions of and/or delayed payments to certain of its landlords as the Company sought to renegotiate payment terms, in order to further maintain liquidity given the temporary closures of its facilities. In some instances, the negotiations with landlords have led to agreements for rent abatements or rental deferrals, while. Total payments withheld or deferred as of December 31, 2020 were approximately $0.5 million and were repaid as of December 31, 2021.

In accordance with the FASB’s Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for agreed concessions by landlords that do not result in a substantial increase in the rights of the landlord or the obligations of the Company, as lessee, as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected not to re-measure the related lease liabilities and right-of-use assets associated with rent concessions due to COVID-19. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the year ended December 31, 2020, the Company recognized $0.6 million of negative lease expense related to rent abatement concessions.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	December 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,404	$15,390
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$45,456	$14,890

As of December 31, 2021, there were 2 new leases and 9 lease modifications that resulted in noncash re-measurements of the related ROU asset and operating lease liability of $45.5 million. Approximately $40 million of this related to the sale leaseback transaction discussed in Note 7 with the remaining amount related to lease re-measurements.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term	11.47 years	6.11 years
Weighted-average discount rate	7.67%	11.33%

Index
Maturities of lease liabilities by fiscal year for our operating leases as of December 31, 2021 are as follows:

Year ending December 31,
2022	$18,353
2023	17,408
2024	15,047
2025	13,074
2026	10,600
Thereafter	64,031
Total lease payments	138,513
Less: imputed interest	(40,624)
Present value of lease liabilities	$97,889

6.	GOODWILL

Changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2020	$117,176	$102,640	$14,536
Adjustments	-	-	-
Balance as of December 31, 2020	117,176	102,640	14,536
Adjustments	-	-	-
Balance as of December 31, 2021	$117,176	$102,640	$14,536

As of each of December 31, 2021 and 2020, the goodwill balance of $14.5 million is related to the Transportation and Skilled Trades segment.

7.	PROPERTY SALE AGREEMENTS

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company (“Nashville Acquisition”), entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the property located at 524 Gallatin Road, Nashville, Tennessee, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”), for an aggregate sale price of $34.5 million, subject to customary adjustments at closing. The Company intends to relocate its Nashville campus to a more efficient and technologically advanced facility in the Nashville metropolitan area but has not yet determined a location. The closing of the sale transaction is expected to occur in the first half of 2022 subject to various closing conditions which must be satisfied or waived including the satisfactory completion by the buyer of its due diligence review. During the due diligence period, SLC has the right to terminate the Nashville Contract for any reason at its discretion; therefore, there can be no assurance that the sale will be consummated on a timely basis or at all. Upon closing, Nashville Acquisition would be permitted to occupy the property and continue to operate the Nashville campus on a rent-free basis for a lease-back period of 12 months, and, thereafter, will have the option to extend the lease-back period for one 90-day term and three additional 30-day terms pursuant to a lease agreement currently being negotiated by the parties.   The Nashville property is included in assets held for sale in the consolidated balance sheet as of December 31, 2021.

Index
Sale-Leaseback Transaction - Denver, Colorado and Grand Prairie, Texas Campuses
On September 24, 2021, Lincoln Technical Institute, Inc. and LTI Holdings, LLC, each a wholly-owned subsidiary of the Company (collectively, “Lincoln”), entered into an Agreement for Purchase and Sale of Property for the sale of the properties located at 11194 E. 45th Avenue, Denver, Colorado 80239 and 2915 Alouette Drive, Grand Prairie, Texas 75052, at which the Company operates its Denver and Grand Prairie campuses, respectively, to LNT Denver (Multi) LLC, a subsidiary of LCN Capital Partners (“LNT”), for an aggregate sale price of $46.5 million, subject to customary adjustments at closing. Closing of the sale occurred on October 29, 2021.  Concurrently with consummation of the sale, the parties entered into a triple-net lease agreement for each of the properties pursuant to which the properties are being leased back to Lincoln Technical Institute, Inc. for a twenty-year term at an initial annual base rent, payable quarterly in advance of approximately $2.6 million for the first year with annual 2.00% increases thereafter and includes four subsequent five-year renewal options in which the base rent is reset at the commencement of each renewal term at then current fair market rent for the first year of each renewal term with annual 2.00% increases thereafter in each such renewal term. The lease, in each case, provides Lincoln with a right of first offer should LNT wish to sell the property. The Company has provided a guaranty of the financial and other obligations of Lincoln Technical Institute, Inc. under each lease. The Company evaluated factors in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition, to conclude that the transaction qualified as a sale. This included analyzing the right of first offer clause to determine whether it represents a repurchase agreement that would preclude the transaction from being accounted for as a successful sale. The Company recognized a gain on sale of assets of $22.5 million. Additionally, the Company evaluated factors in ASC Topic 842, Leases, and concluded that the newly created leases met the definition an operating lease. The Company recorded Right of Use (“ROU”) Asset and lease liabilities of $40.1 million. The sale lease-back transaction provided the Company with net proceeds of approximately $45.4 million with the proceeds partially used for the repayment of the Company’s outstanding term loan of $16.2 million and swap termination fee of $0.5 million.

8.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

	Useful life (years)	At December 31,
		2021	2020
Land	-	$645	$6,969
Buildings and improvements	1-25	88,060	134,526
Equipment, furniture and fixtures	1-7	85,441	82,133
Vehicles	3	751	733
Construction in progress	-	1,557	327
		176,454	224,688
Less accumulated depreciation and amortization		(153,335)	(176,300)
		$23,119	$48,388

The decrease in property, equipment and facilities is mainly due to the sale lease-back transaction and the Nashville property included in assets held for sale as of December 31, 2021 as discussed in Note 7. Depreciation and amortization expense of property, equipment and facilities was $7.1 million and $7.4 million for the years ended December 31, 2021 and 2020, respectively.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2021	2020
Accrued compensation and benefits	$11,662	$12,476
Accrued real estate taxes	1,732	2,614
Other accrued expenses	2,275	1,602
	$15,669	$16,692

10.	LONG-TERM DEBT

Long-term debt consists of the following:

	At December 31,
	2021	2020
Credit agreement	$-	$17,833
Deferred financing fees	-	(621)
	-	17,212
Less current maturities	-	(2,000)
	$-	$15,212

Index
Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on 120-month amortization with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).

At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the principal balance of the Term Loan maturing on the same date as the Term Loan.  Under the terms of the Credit Facility accrued interest on each loan under the Credit Facility is payable monthly in arrears with the Term Loan and the Delayed Draw Term Loan bearing interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50% and subject to a LIBOR interest rate floor of 0.25% if there is no swap agreement. Revolving Loans bear interest at a floating interest rate based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus 0.50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rate based on the Lender’s prime rate of interest.  Letters of credit issued under the Revolving Loan reduce, on a dollar-for-dollar basis, the availability of borrowings under the Revolving Loan. Letters of credit are charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) 0.25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Borrowings under the Line of Credit Loan are secured by cash collateral. The Lender receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. As of December 31, 2021, the Company was in compliance with all debt covenants.  The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period to increase the amount of permitted cash dividends that the Company can pay on its Series A Preferred Stock.

Until recently, as further discussed below, the Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company, as well as a pledge of the stock and other equity in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company in Colorado, Tennessee and Texas, at which three of the Company’s schools are located, as well as a former school property owned by the Company located in Connecticut.

On September 23, 2021, in connection with entry into the agreements relating to the sale leaseback transaction for the Company’s Denver, Grand Prairie and Nashville campuses (collectively, the “Property Transactions”), the Company and certain of its subsidiaries entered into a Consent and Waiver Letter Agreement (the “Consent Agreement”) to the Company’s Credit Agreement. The Consent Agreement provides the Lender’s consent to the Property Transactions and waives certain covenants in the Credit Agreement, subject to certain conditions specified therein. In addition, in connection with the consummation of the Property Transactions, the Lender released its mortgages and other liens on the subject-properties upon the Company’s payment in full of the outstanding principal and accrued interest of the Term Loan and any swap obligations arising from any swap transaction. No further borrowings may be made under the Term Loan or the Delayed Draw Term Loan. Upon the consummation of the sale leaseback transaction relating to the Denver and Grand Prairie campuses on October 29, 2021 the Company paid the Lender approximately $16.7 million in repayment of the Term Loan and the swap termination fee.

As of December 31, 2021 and 2020, the Company had zero and $17.8 million, respectively, outstanding under the Credit Facility offset by zero and $0.6 million of deferred finance fees, respectively.  As of December 31, 2021 and December 31, 2020, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Index

11.	STOCKHOLDERS’ EQUITY

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

Preferred Stock

On November 14, 2019, the Company raised gross proceeds of $12.7 million from the sale of 12,700 shares of its newly designated Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”).  The Series A Preferred Stock was designated by the Company’s Board of Directors pursuant to a certificate of amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”). The liquidation preference associated with the Series A Preferred Stock was $1,000 per share at December 31, 2021.  Upon issuance each share of Series A Preferred Stock was convertible at $2.36 per share of common stock (as may be adjusted pursuant to the Charter Amendment, the “Conversion Price”) into 423,729 shares of common stock (the number of shares into which the Series A Preferred Stock is convertible at any time, the “Conversion Shares”).  The Company incurred issuance costs of $0.7 million as part of this transaction.

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

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value.  As of December 31, 2021, we have paid $1.2 million cash dividends on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares.  Dividends are included in the consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

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

Index
For the years ended December 31, 2021 and 2020, the Company completed a net share settlement for 154,973 and 75,115 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2021 and/or 2020, creating taxable income for the employees.  At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $1.0 million and less than $0.2 million for each of the years ended December 31, 2021 and 2020, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2019	595,426	$3.15
Granted	1,319,734	2.68
Cancelled	-	-
Vested	(343,001)	3.40
Nonvested restricted stock outstanding at December 31, 2020	1,572,159	2.77
Granted	679,331	5.99
Cancelled	-	-
Vested	(507,644)	3.30
Nonvested restricted stock outstanding at December 31, 2021	1,743,846	3.89

The restricted stock expense for the years ended December 31, 2021 and 2020 was $2.9 million and $1.7 million, respectively.  The unrecognized restricted stock expense as of December 31, 2021 and 2020 was $4.4 million and $3.2 million, respectively.  As of December 31, 2021, outstanding restricted shares under the LTIP had aggregate intrinsic value of $13.0 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2019	139,000	$12.14	2.53 years	$-
Cancelled	(23,000)	20.15		-

Outstanding December 31, 2019	116,000	10.56	1.83 years	-
Cancelled	(35,000)	16.95		-

Outstanding December 31, 2020	81,000	7.79	1.17 years	-
Cancelled	-	-

Outstanding December 31, 2021	81,000	7.79	0.17 years	-

Vested as of December 31, 2021	81,000	7.79	0.17 years	-

Exercisable as of December 31, 2021	81,000	7.79	0.17 years	-

As of December 31, 2021, there was no unrecognized pre-tax compensation expense.

Index
12.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The following table sets forth the plan’s funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2021	2020
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$24,358	$22,832
Service cost	37	35
Interest cost	492	654
Actuarial (gain) loss	(989)	2,115
Benefits paid	(1,341)	(1,278)
Benefit obligation at end of year	22,557	24,358

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	20,106	18,817
Actual return on plan assets	2,185	2,567
Benefits paid	(1,341)	(1,278)
Fair value of plan assets-end of year	20,950	20,106

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(1,607)	$(4,252)

For the year ended December 31, 2021, the actuarial gain of $1.0 million was due to the increase in the discount rate from 2.08% to 2.50%.

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2021	2020
Noncurrent liabilities	$(1,607)	$(4,252)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2021	2020
Accumulated loss	$(2,862)	$(5,655)
Deferred income taxes	1,621	2,367
Accumulated other comprehensive loss	$(1,241)	$(3,288)

The accumulated benefit obligation was $22.6 million and $24.4 million at December 31, 2021 and 2020, respectively.

Index
The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2021	2020
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$37	$35
Interest cost	492	654
Expected return on plan assets	(1,021)	(1,044)
Recognized net actuarial loss	640	585
Net periodic benefit cost	$148	$230

The estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $0.5 million.

The following tables present plan assets using the fair value hierarchy as of December 31, 2021 and 2020.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,322	$-	$-	$6,322
Fixed income	7,811	-	-	7,811
International equities	5,180	-	-	5,180
Real estate	900	-	-	900
Cash and equivalents	737	-	-	737
Balance at December 31, 2021	$20,950	$-	$-	$20,950

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,688	$-	$-	$6,688
Fixed income	6,739	-	-	6,739
International equities	4,480	-	-	4,480
Real estate	1,016	-	-	1,016
Cash and equivalents	1,183	-	-	1,183
Balance at December 31, 2020	$20,106	$-	$-	$20,106

Fair value of total plan assets by major asset category as of December 31:

	2021	2020
Equity securities	30%	33%
Fixed income	37%	34%
International equities	25%	22%
Real estate	4%	5%
Cash and equivalents	4%	6%
Total	100%	100%

Index
Weighted-average assumptions used to determine benefit obligations as of December 31:

	2021	2020
Discount rate	2.50%	2.08%
Rate of compensation increase	2.50%	2.75%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2021	2020
Discount rate	2.50%	2.08%
Rate of compensation increase	2.50%	2.75%
Long-term rate of return	6.00%	5.25%

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

The Company does not expect to make contributions to the plan in 2022.  However, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was zero for each of the years ended December 31, 2021 and 2020, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2022	$1,358
2023	1,384
2024	1,400
2025	1,389
2026	1,390
Years 2027-2031	6,668

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company may contribute up to an additional 30% of the employee’s contributed amount up to 6% of compensation.  For the years ended December 31, 2021 and 2020, the Company’s expense for the 401(k) plan amounted to $0.7 million and $0.4 million, respectively.

Index
13.	INCOME TAXES

Components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$665	$-
State	535	802
Total	1,200	802

Deferred:
Federal	8,468	(21,743)
State	2,860	(14,118)
Total	11,328	(35,861)

Total provision (benefit)	$12,528	$(35,059)

Effective Tax rate
The reconciliation of the effective tax rate to the U.S. Statutory Federal Income tax rate was:

	Year Ended December 31,
	2021		2020
Income before taxes	$47,246		$13,506

Expected tax	$9,922	21.0%	$2,836	21.0%
State tax benefit (net of federal)	2,682	5.7%	(10,513)	-77.8%
Valuation allowance	-	0.0%	(27,420)	-203.0%
Other	(76)	-0.2%	38	0.2%
Total	$12,528	26.5%	$(35,059)	-259.6%

Our income tax provision for the year ended December 31, 2021 was $12.5 million compared to an income tax benefit of $35.1 million in the prior year.  The tax benefit primarily related to a full release of our valuation allowance on deferred tax assets as of December 31, 2020.

Deferred Taxes and Valuation Allowance

The components of the non-current deferred tax assets (liabilities) were as follows:

	At December 31,
	2021	2020
Gross noncurrent deferred tax assets (liabilities)
Lease liability	$26,142	$16,369
Depreciation	10,551	11,298
Allowance for bad debts	8,525	7,659
Net operating loss carryforwards	2,394	13,480
Stock-based compensation	641	317
Accrued benefits	656	1,208
Pension plan liabilities	429	1,137
Other intangibles	70	100
Goodwill	(1,267)	(1,091)
Right-of-use asset	(24,433)	(14,759)
Noncurrent deferred tax assets, net	23,708	35,718

Index
As of December 31, 2021, the Company has gross net operating losses (“NOL”) of $1.2 million and $37.6 million for federal and state tax purposes as of December 31, 2021 compared million for federal and state tax purposes, respectively. The federal NOLs can be carryforward indefinitely. While some states follow federal NOL which can be carried forward indefinitely, majority of the state NOLs expires in 2033 and ending in 2037 if not utilized.

As of December 31, 2020, the Company has gross NOL of $43.1 million and $77.2 million for federal and state tax purposes, respectively. The federal NOL of $29.1 million will expire in 2029 and ending in 2038. Remaining federal NOL of $14 million can be carryforward indefinitely. While some states follow federal NOL which can be carried forward indefinitely, majority of the state NOLs expires in 2033 and ending in 2037 if not utilized.

The Utilization of the NOL carryforwards may be subject to a substantial limitation due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders or public groups.

14.	FAIR VALUE

The carrying amount and estimated fair value of the Company’s financial instrument assets and liabilities, which are not measured at fair value on the Consolidated Balance Sheets, are listed in the table below:

	December 31, 2021
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$83,307	$83,307	$-	$-	$83,307
Prepaid expenses and other current assets	4,881	-	4,881	-	4,881

Financial Liabilities:
Accrued expenses	$15,669	$-	$15,669	$-	$15,669
Other short term liabilities	15	-	15	-	15

	December 31, 2020
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$38,026	$38,026	$-	$-	$38,026
Prepaid expenses and other current assets	3,723	-	3,723	-	3,723

Financial Liabilities:
Accrued expenses	$16,692	$-	$16,692	$-	$16,692
Other short term liabilities	26	-	26	-	26
Derivative qualifying as cash flow hedge	703	-	703	-	703
Credit facility	17,212	-	15,487	-	15,487

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

Qualifying Hedge Derivative

On November 14, 2019, the Company entered into an interest rate swap for the Term Loan with a notional amount of $20 million which was due to expire on December 1, 2024. On October 29, 2021 the Term Loan was repaid and the interest rate swap was paid in full.

Index
The loan had a 10-year straight line amortization.  A principal amount of $0.2 million was paid monthly.  This interest rate swap converted the floating interest rate Term Loan to a fixed rate, plus a borrowing spread.  The interest rate was variable based on LIBOR plus 3.50% and the Company’s fixed rate is 5.36%. The Company designated this interest rate swap as a cash flow hedge to hedge exposure resulting from the interest rate risk. The purpose of the hedge was to reduce the variability of the interest rate based on LIBOR.  The Company managed this exposure within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes.

The following summarizes the fair value of the outstanding derivative:

	December 31, 2021		December 31, 2020
	Liability		Liability(1)
	Notional	Fair Value	Notional	Fair Value
Derivative derived as a hedging instrument:
Interest Rate Swap	$-	$-	$17,800	$700

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

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Year Ended December 31,
	2021	2020
	Interest expense
Interest Rate Swap	$-	$100

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Year Ended December 31,
	2021	2020
Derivative qualifying as cash flow hedge
Interest rate swap loss	$-	$700

15.	SEGMENT REPORTING

We operate our business in two reportable operating segments: (a) the Transportation and Skilled Trades segment; and (b) the Healthcare and Other Professions segment.  Our reportable operating segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable operating segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments are described below.

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

Index
Summary financial information by reporting segment is as follows:

	For the Year Ended December 31,
	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
Transportation and Skilled Trades	$240,531	71.7%	$207,434	70.8%	$52,055	$34,458
Healthcare and Other Professions	94,805	28.3%	85,661	29.2%	11,845	11,068
Corporate	-	0.0%	-	0.0%	(14,639)	(30,745)
Total	$335,336	100%	$293,095	100%	$49,261	$14,781

	Total Assets
	December 31, 2021	December 31, 2020
Transportation and Skilled Trades	$156,531	$133,078
Healthcare and Other Professions	33,959	32,753
Corporate	104,809	79,359
Total	$295,299	$245,190

16.	COMMITMENTS AND CONTINGENCIES

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

Following a wave of hundreds of class action lawsuits being served upon colleges and universities across the country by students in connection with transitioning from in-person to online classes due to COVID-19, a class action lawsuit, captioned John Gaviria vs. Lincoln Educational Services Corporation, was filed against the Company in New Jersey Federal District Court and served on December 21, 2020.  Like most of the other similar lawsuits across the country, the suit alleges breach of contract, unjust enrichment and conversion.  In lieu of an answer, on January 25, 2021, the Company filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim. On July 9, 2021, the court granted the Company’s Motion to Dismiss three of the four claims finding that the ruling on the claim for student and technology fees was premature.  In response to the Company’s Motion for Reconsideration as to the remaining claim, the court granted the Company’s Motion to Dismiss the lawsuit in its entirety whereupon the Plaintiff filed an appeal to the Third Circuit Court.  On January 27, 2022, counsel for the Plaintiff contacted the Company’s counsel to request a voluntary dismissal of the case and the Company agreed to and accepted the dismissal with prejudice.

In December 2021, we received a letter from the Consumer Financial Protection Bureau (“CFPB”) stating that the CFPB is assessing whether we are subject to CFPB’s supervisory authority based on our activities related to certain extensions of credit to our students and requesting certain information.  The letter states that the CFPB has the authority to supervise certain entities in the private education loan market and certain other consumer financial products and services. We have provided the requested information to the CFPB and are waiting for the CFPB to respond.

Student Financing Plans—At December 31, 2021, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $30.0 million, net of interest.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $7.9 million at December 31, 2021.

Change in Control Agreements—In the event of a change of control several key executives will receive continued salary payments based on their employment agreements.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2021, the Company has posted surety bonds in the total amount of approximately $12.8 million.

Index
17.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March 2020 and some effects of the pandemic have continued. The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from in-person instruction to online, remote learning and back.  The impact for the Company has primarily related to transitioning classes from in-person, hands-on learning to online, remote learning which resulted in, among other things, additional expenses.  Further, related to this transition, some students were placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. As a result, certain programs were extended due to restricted access to externship sites and classroom labs which did not have a material impact on our consolidated financial statements.  In accordance with phased re-opening as applied on a state-by-state basis, all of our schools have now re-opened and the majority of the students who were on leave of absence or had deferred their programs returned to school to finish their programs.

In response to the COVID-19 pandemic, in 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing a $2 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.  Among other things, the CARES Act includes a $14 billion higher education emergency relief fund (“HEERF”) for the DOE to distribute directly to institutions of higher education. The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively.  As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment.  Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable driving a decrease in bad debt expense, both uses resulted in a decrease in our selling, general and administrative expenses. Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency which the Company has done.  The Company was also permitted to defer payment of FICA payroll taxes through January 1, 2021 and did so but, pursuant to requirements of the deferment, repaid 50% of the deferred payments by January 3, 2022, and will need to repay the remaining 50% by January 3, 2023. As of December 31, 2021, the Company had deferred payments of $2.3 million included in accrued expenses in the Consolidated Balance Sheet.

In December 2020, the Consolidated Appropriations Act, 2021 was enacted which included the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  The DOE has allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of December 31, 2021, the Company has drawn down and distributed to our students $14.8 million of these allocated funds. The remainder of the funds are on hold by the DOE and will be distributed to the students upon release. Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:

December 31, 2021
Student receivable allowance	$28,639	$26,794	$(23,512)	$31,921
December 31, 2020
Student receivable allowance	$20,367	$26,887	$(18,615)	$28,639