Form 10-Q
period 2022-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2022-05-09
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, there were 27,260,154 shares of the registrant’s common stock outstanding

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosure	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
	SIGNATURES	34

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,599	$83,307
Accounts receivable, less allowance of $27,545 and $26,837 at March 31, 2022 and December 31, 2021, respectively	34,866	26,159
Inventories	2,640	2,721
Prepaid expenses and other current assets	5,364	4,881
Assets held for sale	4,559	4,559
Total current assets	113,028	121,627

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $150,597 and $153,335 at March 31, 2022 and December 31, 2021, respectively	23,447	23,119

OTHER ASSETS:
Noncurrent receivables, less allowance of $4,513 and $5,084 at March 31, 2022 and December 31, 2021, respectively	16,869	20,028
Deferred income taxes, net	23,644	23,708
Operating lease right-of-use assets	95,377	91,487
Goodwill	14,536	14,536
Other assets, net	787	794
Total other assets	151,213	150,553
TOTAL ASSETS	$287,688	$295,299

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)
	March 31, 2022	December 31, 2021
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$21,192	$25,405
Accounts payable	13,083	12,297
Accrued expenses	9,291	15,669
Income taxes payable	221	1,017
Current portion of operating lease liabilities	11,228	11,479
Other short-term liabilities	32	15
Total current liabilities	55,047	65,882

NONCURRENT LIABILITIES:
Pension plan liabilities	1,509	1,607
Long-term portion of operating lease liabilities	90,547	86,410
Total liabilities	147,103	153,899

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at March 31, 2022 and December 31, 2021	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding: 27,260,154 shares at March 31, 2022 and 27,000,687 shares at December 31, 2021	141,377	141,377
Additional paid-in capital	31,686	32,439
Treasury stock at cost - 5,910,541 shares at March 31, 2022 and December 31, 2021	(82,860)	(82,860)
Retained earnings	39,670	39,702
Accumulated other comprehensive loss	(1,270)	(1,240)
Total stockholders’ equity	128,603	129,418
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY	$287,688	$295,299

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUE	$82,554	$77,996
COSTS AND EXPENSES:
Educational services and facilities	36,196	32,344
Selling, general and administrative	46,684	39,633
Total costs & expenses	82,880	71,977
OPERATING (LOSS) INCOME	(326)	6,019
OTHER:
Interest expense	(43)	(285)
(LOSS) INCOME BEFORE INCOME TAXES	(369)	5,734
(BENEFIT) PROVISION FOR INCOME TAXES	(641)	1,245
NET INCOME	$272	$4,489
PREFERRED STOCK DIVIDENDS	304	304
(LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(32)	$4,185
Basic and diluted
Net (loss) income per common share	$(0.00)	$0.13
Weighted average number of common shares outstanding:
Basic and diluted	25,721	24,889

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$272	$4,489
Other comprehensive income (loss)
Derivative qualifying as a cash flow hedge, net of taxes (nil)	-	211
Employee pension plan adjustments, net of taxes (nil)	(30)	(134)
Comprehensive income	$242	$4,566

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2022	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982
Net income	-	-	-	-	272	-	272	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(30)	(30)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	-	-	-	-
Stock-based compensation expense
Restricted stock	528,121	-	1,239	-	-	-	1,239	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE -March 31, 2022	27,260,154	$141,377	$31,686	$(82,860)	$39,670	$(1,270)	$128,603	12,700	$11,982

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2021	26,476,329	$141,377	$30,512	$(82,860)	$6,203	$(4,165)	$91,067	12,700	$11,982
Net income	-	-	-	-	4,489	-	4,489	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	211	211	-	-
Stock-based compensation expense
Restricted stock	574,614	-	493	-	-	-	493	-	-
Net share settlement for equity-based compensation	(154,973)	-	(962)	-	-	-	(962)	-	-
BALANCE - March 31, 2021	26,895,970	$141,377	$30,043	$(82,860)	$10,388	$(4,088)	$94,860	12,700	$11,982

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272	$4,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,528	1,901
Amortization of deferred finance charges	-	45
Deferred income taxes	64	1,245
Fixed asset donations	(119)	(29)
Provision for doubtful accounts	7,831	4,181
Stock-based compensation expense	1,239	493
(Increase) decrease in assets:
Accounts receivable	(13,379)	(5,371)
Inventories	81	(272)
Prepaid income taxes and income taxes payable	(796)	(55)
Prepaid expenses and current assets	(542)	(7,059)
Other assets, net	(31)	429
Increase (decrease) in liabilities:
Accounts payable	186	782
Accrued expenses	(6,378)	(5,979)
Unearned tuition	(4,213)	(3,213)
Other liabilities	(110)	114
Total adjustments	(14,639)	(12,788)
Net cash used in operating activities	(14,367)	(8,299)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,054)	(1,219)
Proceeds from sale of property and equipment	9	-
Net cash used in investing activities	(1,045)	(1,219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	-	(500)
Dividend payment for preferred stock	(304)	(304)
Net share settlement for equity-based compensation	(1,992)	(962)
Net cash used in financing activities	(2,296)	(1,766)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,708)	(11,284)
CASH AND CASH EQUIVALENTS —Beginning of period	83,307	38,026
CASH AND CASH EQUIVALENTS—End of period	$65,599	$26,742

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Three Months Ended March 31,
	2022	2021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$104	$331
Income taxes	$91	$-
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$813	$1,329

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
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

Liquidity—As of March 31, 2022, the Company had cash and cash equivalents of $65.6 million compared to $83.3 million at December 31, 2021.  The decrease in cash position from year end was the result of several factors including the seasonality of our business and a decrease in accrued expenses driven by the payment of incentive compensation.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2021 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022.

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

New Accounting Pronouncements – In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This amendment introduces the requirement for an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the requirements of FASB Accounting Standards Codification (“ASC”) “Topic 606, Revenue from Contracts with Customers”, rather than at fair value.  The Company is currently assessing the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has evaluated the ASU and has determined that there is no impact on its condensed consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. The ASU and the subsequent modifications are identified as ASC Topic 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 adds a SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updates the SEC section of the Codification for the change in the effective date of Topic 842. Early adoption is permitted. We are currently assessing the impact that these ASUs will have on our condensed consolidated financial statements and related disclosures.

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

During the three months ended March 31, 2022 and 2021, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

Derivative Instruments—The Company records the fair value of derivative instruments as either assets or liabilities on the condensed consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

2.	NET (LOSS) INCOME PER COMMON SHARE

The Company presents basic and diluted (loss) income per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing (loss) income per common share. Under the two-class method, net (loss) income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed (loss) income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic (loss) income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on Series A Preferred Stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic (loss) income per common share has been computed by dividing net (loss) income allocated to common shareholders by the weighted-average number of common shares outstanding. The basic and diluted net income amounts are the same for the three months ended March 31, 2022 and 2021 as a result of the anti-dilutive impact of the potentially dilutive securities.

Index
The following is a reconciliation of the numerator and denominator of the diluted net (loss) income per share computations for the periods presented below:

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021
Numerator:
Net income	$272	$4,489
Less: preferred stock dividend	(304)	(304)
Less: allocation to preferred stockholders	(5)	(699)
Less: allocation to restricted stockholders	(2)	(252)
Net (loss) income allocated to common stockholders	$(39)	$3,234

Basic (loss) income per share:
Denominator:
Weighted average common shares outstanding	25,720,960	24,888,615
Basic (loss) income per share	$(0.00)	$0.13

Diluted (loss) income per share:
Denominator:
Weighted average number of:
Common shares outstanding	25,720,960	24,888,615
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-
Unvested restricted stock	-	-
Dilutive shares outstanding	25,720,960	24,888,615
Diluted (loss) income per share	$(0.00)	$0.13

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021
Series A Preferred Stock	5,381,356	5,381,356
Unvested restricted stock	439,208	697,458
	5,820,564	6,078,814

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from our contracts with students.  The related accounts receivable balances are recorded in our condensed consolidated balance sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one-year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Index
Unearned tuition in the amount of $21.2 million and $25.4 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The change in this contract liability balance during the three-month period ended March 31, 2022 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three-month period ended March 31, 2022 that was included in the contract liability balance at the beginning of the year was $21.8 million.
The following table depicts the timing of revenue recognition:

	Three months ended March 31, 2022
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$3,410	$1,379	$4,789
Services transferred over time	55,374	22,391	77,765
Total revenues	$58,784	$23,770	$82,554

	Three months ended March 31, 2021
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$3,520	$1,333	$4,853
Services transferred over time	52,150	20,993	73,143
Total revenues	$55,670	$22,326	$77,996

4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset as to which the Company has the right to control its use in determining whether the contract contains a lease.  An operating lease right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 20 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

See Note 13 which discusses the sale leaseback transaction relating to the Company’s Denver and Grand Prairie campuses which closed on October 29, 2021.

Index
Our operating lease cost for the three months ended March 31, 2022 and 2021 was $4.7 million and $3.7 million, respectively.  Our variable lease cost for the three months ended March 31, 2022 and 2021 was less than $0.1 million.  The net change in ROU asset and operating lease liability is included in other assets in the condensed consolidated cash flows for the three months ended March 31, 2022 and 2021.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,654	$3,208
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$6,644	$50

As of March 31, 2022, there were no new leases and 1 lease modification that resulted in noncash re-measurement of the related ROU asset and operating lease liability of $6.6 million relating to one of our campuses.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	As of March 31,
	2022	2021
Weighted-average remaining lease term	11.43 years	5.96 years
Weighted-average discount rate	7.42%	11.27%

Maturities of lease liabilities by fiscal year for our operating leases as of March 31, 2022 are as follows:

Year ending December 31,
2022 (excluding the three months ended March 31, 2022)	$13,764
2023	18,199
2024	15,855
2025	13,901
2026	11,448
2027	8,535
Thereafter	61,215
Total lease payments	142,917
Less: imputed interest	(41,142)
Present value of lease liabilities	$101,775

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For other long-lived assets, including right-of-use lease assets, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. During the three months ended March 31, 2022 and 2021 there were no long-lived asset impairments.

Index
On December 31, 2021, as a result of impairment testing it was determined that there was an impairment of our property in Suffield, Connecticut of $0.7 million.  The impairment was the result of an assessment of the current market value, obtained via 3rd party engagement, as compared to the current carrying value of the assets.  The carrying value for the Suffield, Connecticut property of approximately $2.9 million.  The fair value estimate provided indicated that the current value of the property was approximately $2.2 million.  As such, the aforementioned $0.7 million impairment was recorded and the assets carrying value reduced.

The carrying amount of goodwill at March 31, 2022 and 2021 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2022	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2022	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2021	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2021	$117,176	$(102,640)	$14,536

As of each of March 31, 2022 and 2021, the goodwill balance of $14.5 million is related to the Transportation and Skilled Trades segment.

6.	LONG-TERM DEBT

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

At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the principal balance of the Term Loan maturing on the same date as the Term Loan.  Under the terms of the Credit Facility accrued interest on each loan is payable monthly in arrears with the Term Loan and the Delayed Draw Term Loan bearing interest at a floating interest rate based on the then one-month London Interbank Offered Rate (“LIBOR”) plus 3.50% and subject to a LIBOR interest rate floor of 0.25% if there is no swap agreement. Revolving Loans bear interest at a floating interest rate based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus 0.50% with a floor of 4.0%.  Line of Credit Loans will bear interest at a floating interest rate based on the Lender’s prime rate of interest.  Letters of credit issued under the Revolving Loan reduce, on a dollar-for-dollar basis, the availability of borrowings under the Revolving Loan. Letters of credit are charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) 0.25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Borrowings under the Line of Credit Loan are secured by cash collateral. The Lender receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

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

On September 23, 2021, in connection with entering into the agreements relating to the sale leaseback transaction for the Company’s Denver, Grand Prairie and Nashville campuses (collectively, the “Property Transactions”), the Company and certain of its subsidiaries entered into a Consent and Waiver Letter Agreement (the “Consent Agreement”) to the Company’s Credit Agreement with its lender. The Consent Agreement provides the Lender’s consent to the Property Transactions and waives certain covenants in the Credit Agreement, subject to certain specified conditions. In addition, in connection with the consummation of the Property Transactions, the Lender released its mortgages and other liens on the subject-properties upon the Company’s payment in full of the outstanding principal and accrued interest on the Term Loan and any swap obligations arising from any swap transaction. Upon the consummation of the Property Transaction on October 29, 2021 the Company paid the Lender approximately $16.7 million in repayment of the Term Loan and the swap termination fee and no further borrowings may be made under the Term Loan or the Delayed Draw Term Loan.

As of March 31, 2022, and December 31, 2021, the Company had zero debt outstanding under the Credit Facility for both periods and was in compliance with all debt covenants.  As of March 31, 2022, and December 31, 2021, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

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

Index
The description below provides a summary of certain material terms of the Series A Preferred Stock:

Stock Securities Purchase Agreement.

The Series A Preferred Stock was sold by the Company pursuant to a Securities Purchase Agreement dated as of November 14, 2019 (the “SPA”) among the Company, Juniper Targeted Opportunity Fund, L.P. and Juniper Targeted Opportunities, L.P. (together, the “Juniper Purchasers”) and Talanta Investment, Inc. (“Talanta,” together with the Juniper Purchasers, the “Investors”). Among other things, the SPA includes covenants relating to the appointment of a director to the Company’s Board of Directors to be selected solely by the holders of the Series A Preferred Stock.

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock and (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value. For the three months ended March 31, 2022, and the year ended December 31, 2021, we paid $0.3 million and $1.2 million, respectively, in cash dividends on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares. Dividends are included in the condensed consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

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

Mandatory Conversion. If, at any time following November 14, 2022, the volume weighted average price of the Company’s common stock equals or exceeds 2.25 times the Conversion Price (currently $5.31 per share) for a period of 20 consecutive trading days and during this period the average trading volume exceeds 20,000 shares of common stock, the Company may, at its option and subject to the Hard Cap, require that any or all of the then outstanding shares of Series A Preferred Stock be automatically converted into Conversion Shares.

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

Change of Control.  In the event of certain changes of control, some of which are not in the Company’s control, as defined in the Charter Amendment as a “Fundamental Change” or a “Liquidation” (as defined in the Charter Amendment), the holders of Series A Preferred Stock shall be entitled to receive the Liquidation Preference, unless such Fundamental Change is a stock merger in which certain value and volume requirements are met, in which case the Series A Preferred Stock will be converted into common stock in connection with such stock merger.  The Company has classified the Series A Preferred Stock as mezzanine equity on the condensed consolidated balance sheet based upon the terms of a change of control which could be outside the Company’s control.

Index
Voting. Holders of shares of Series A Preferred Stock are entitled to vote with the holders of shares of common stock and not as a separate class, at any annual or special meeting of shareholders of the Company, on an as-converted basis, in all cases subject to the Hard Cap.  In addition, a majority of the voting power of the Series A Preferred Stock must approve certain significant actions of the Company, including (i) declaring a dividend or otherwise redeeming or repurchasing any shares of common stock and other junior securities, if any, subject to certain exceptions, (ii) incurring indebtedness, except for certain permitted indebtedness and (iii) creating a subsidiary other than a wholly-owned subsidiary.

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

Subject to adjustment as described in the 2020 Plan, the aggregate number of common shares available for issuance under the 2020 Plan was 2,000,000 shares.

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

For the three months ended March 31, 2022 and 2021, the Company completed a net share settlement for 268,654 and 154,973 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2021 and/or 2020, creating taxable income for the employees. At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $2.0 million and less than $1.0 million for each of the three months ended March 31, 2022 and 2021, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2021	1,743,846	$3.89
Granted	528,121	7.29
Canceled	-	-
Vested	(728,776)	3.91

Nonvested restricted stock outstanding at March 31, 2022	1,543,191	5.19

The restricted stock expense for the three months ended March 31, 2022 and 2021 was $1.2 million and $0.5 million, respectively.  The unrecognized restricted stock expense as of March 31, 2022 and December 31, 2021 was $8.0 million and $4.4 million, respectively.  As of March 31, 2022, outstanding restricted shares under the Prior Plan had aggregate intrinsic value of $11.0 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	81,000	$7.79	0.17	$-
Granted/Vested	-	-	-	-
Canceled	(81,000)	7.79	-	-

Outstanding at March 31, 2022	-	-	-	-

Vested as of March 31, 2022	-	-	-	-

Exercisable as of March 31, 2022	-	-	-	-

Index
As of March 31, 2022, there was no unrecognized pre-tax compensation expense.

8.	INCOME TAXES

The benefit for income taxes for the three months ended March 31, 2022 was $0.6 million, or 173.7% of pretax loss compared to a provision for income taxes for the three months ended March 31, 2021 of $1.2 million, or 21.7% of pretax income.  The benefit for the three months ended March 31, 2022 was due primarily to a pre-tax book loss and a discrete item relating to restricted stock vesting, while the provision in the prior year was due to the release of the valuation allowance as of December 31, 2020.  The effective tax rate for the three months ending March 31, 2022 was 28.2%.

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

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating (loss) income
	2022	% of Total	2021	% of Total	2022	2021
Transportation and Skilled Trades	$58,784	71.2%	$55,670	71.4%	$7,245	$12,324
Healthcare and Other Professions	23,770	28.8%	22,326	28.6%	1,307	2,949
Corporate	-		-		(8,878)	(9,254)
Total	$82,554	100.0%	$77,996	100.0%	$(326)	$6,019

	Total Assets
	March 31, 2022	December 31, 2021
Transportation and Skilled Trades	$153,616	$156,531
Healthcare and Other Professions	36,981	33,959
Corporate	97,091	104,809
Total	$287,688	$295,299

11.	FAIR VALUE

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers:

Level 1:    Defined as quoted market prices in active markets for identical assets or liabilities.

Level 2:    Defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:    Defined as unobservable inputs that are not corroborated by market data.

The carrying amounts reported on the condensed consolidated balance sheet for Cash and cash equivalents approximate fair value because they are highly liquid.

The carrying amounts reported on the condensed consolidated balance sheet for Prepaid expenses and other current assets, Accrued expenses and Other short-term liabilities approximate fair value due to the short-term nature of these items.

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

Index
The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Three Months Ended
	March 31,
	2022	2021
Interest Expense
Interest Rate Swap	$-	$100

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income:

	Three Months Ended
	March 31,
	2022	2021
Derivative qualifying as cash flow hedge
Interest rate swap income	$-	$211

12.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March 2020 and some effects of the pandemic have continued. The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from in-person instruction to online, remote learning and back.  The impact for the Company primarily related to transitioning classes from in-person, hands-on learning to online, remote learning which resulted in, among other things, additional expenses.  Further, related to this transition, some students were placed on leave of absence as they could not complete their externships and some students chose not to participate in online learning. As a result, certain programs were extended due to restricted access to externship sites and classroom labs which did not have a material impact on our consolidated financial statements.  In accordance with phased re-opening as applied on a state-by-state basis, all of our schools have now re-opened and the majority of the students who were on leave of absence or had deferred their programs returned to school to finish their programs.

In response to the COVID-19 pandemic, in 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing a $2 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.  Among other things, the CARES Act includes a $14 billion higher education emergency relief fund (“HEERF”) for the DOE to distribute directly to institutions of higher education. The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively. As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment. Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable driving a decrease in bad debt expense, both uses resulted in a decrease in our selling, general and administrative expenses. Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency which the Company has done.  The Company was also permitted to defer payment of FICA payroll taxes through January 1, 2021 and did so but, pursuant to requirements of the deferment, repaid 50% of the deferred payments by January 3, 2022, and will need to repay the remaining 50% by January 3, 2023. As of March 31, 2022, the Company had deferred payments of $2.3 million included in accrued expenses in the condensed consolidated balance sheet.

Index
In December 2020, the Consolidated Appropriations Act, 2021 was enacted which included the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions. In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  The DOE has allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of March 31, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds. The remainder of the funds are on hold by the DOE and will be distributed to the students upon release. Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

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

During the due diligence period, SLC has the right to terminate the Nashville Contract for any reason at its discretion; therefore, there can be no assurance that the sale will be consummated on a timely basis or at all. Upon closing, Nashville Acquisition would be permitted to occupy the property and continue to operate the Nashville campus on a rent-free basis for a leaseback period of 12 months, and, thereafter, will have the option to extend the leaseback period for one 90-day term and three additional 30-day terms pursuant to a lease agreement currently being negotiated by the parties.  The parties have since agreed to an extension of the date of the due diligence period through July 2022 and the closing of the transaction is expected to occur in the third quarter of 2022.  The Nashville property is included in assets held for sale in the condensed consolidated balance sheet as of March 31, 2022.

Sale Leaseback Transaction - Denver, Colorado and Grand Prairie, Texas Campuses

On September 24, 2021, Lincoln Technical Institute, Inc. and LTI Holdings, LLC, each a wholly-owned subsidiary of the Company (collectively, “Lincoln”), entered into an Agreement for Purchase and Sale of Property for the sale of the properties located at 11194 E. 45th Avenue, Denver, Colorado 80239 and 2915 Alouette Drive, Grand Prairie, Texas 75052, at which the Company operates its Denver and Grand Prairie campuses, respectively, to LNT Denver (Multi) LLC, a subsidiary of LCN Capital Partners (“LNT”), for an aggregate sale price of $46.5 million, subject to customary adjustments at closing. Closing of the sale occurred on October 29, 2021. Concurrently with consummation of the sale, the parties entered into a triple-net lease agreement for each of the properties pursuant to which the properties are being leased back to Lincoln Technical Institute, Inc. for a twenty-year term at an initial annual base rent, payable quarterly in advance, of approximately $2.6 million for the first year with annual 2.00% increases thereafter and includes four subsequent five-year renewal options in which the base rent is reset at the commencement of each renewal term at then current fair market rent for the first year of each renewal term with annual 2.00% increases thereafter in each such renewal term. The lease, in each case, provides Lincoln with a right of first offer should LNT wish to sell the property. The Company has provided a guaranty of the financial and other obligations of Lincoln Technical Institute, Inc. under each lease.  The Company evaluated factors in ASC Topic 606, Revenue Recognition, to conclude that the transaction qualified as a sale. This included analyzing the right of first offer clause to determine whether it represents a repurchase agreement that would preclude the transaction from being accounted for as a successful sale. At the consummation of the sale, the Company recognized a gain on sale of assets of $22.5 million. Additionally, the Company evaluated factors in ASC Topic 842, Leases, and concluded that the newly created leases met the definition an operating lease. The Company also recorded ROU Asset and lease liabilities of $40.1 million. The sale leaseback transaction provided the Company with net proceeds of approximately $45.4 million with the proceeds partially used for the repayment of the Company’s outstanding term loan of $16.2 million and swap termination fee of $0.5 million.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q (“Form 10Q) to “we,” “our,” “us” and the “Company,” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

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

The interim financial statements and related notes thereto appearing elsewhere in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Form 10-K which includes audited consolidated financial statements for our two fiscal years ended December 31, 2021.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Form 10-K and Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended March 31, 2022.

In addition, due to the impact of the COVID-19 pandemic, we have reassessed those of our accounting policies whose application places the most significant demands on management’s judgment, for instance, revenue recognition, allowance for doubtful accounts, goodwill, and long-lived assets, stock-based compensation, derivative instruments and hedging activity, borrowings, assumptions related to ROU assets, lease cost, income taxes and assets and obligations related to employee benefit plans. Such reassessments did not have a significant impact on our results of operations and cash flows for the periods presented.

Effect of Inflation

Inflation has not had a material effect on our operations except for some inflationary pressures on certain instructional expenses.

Index
Results of Continuing Operations for the Three Months Ended March 31, 2022

The following table sets forth selected condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.8%	41.5%
Selling, general and administrative	56.5%	50.8%
Total costs and expenses	100.4%	92.3%
Operating (loss) income	-0.4%	7.7%
Interest expense, net	-0.1%	-0.3%
(Loss) income from operations before income taxes	-0.4%	7.4%
(Benefit) provision for income taxes	-0.8%	1.6%
Net income	0.3%	5.8%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Consolidated Results of Operations

Revenue.  Revenue increased $4.6 million, or 5.8% to $82.6 million for the three months ended March 31, 2022 from $78.0 million in the prior year comparable period.  The increase in revenue was mainly due to a 4.4% increase in average student population, driven by the higher beginning population of approximately 740 more students at the start of 2022 than in 2021.  In addition, average revenue per student rose 1.3% over the prior year comparable period also contributing to the growth.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $3.9 million, or 11.9% to $36.2 million for the three months ended March 31, 2022 from $32.3 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.

Instructional salaries increased mainly due to market adjustments and larger staffing levels, as a result of population growth, program expansion and the return to normalized levels of in-person instruction post COVID-19 restrictions.  In addition, consumables prices rose sharply driven by the on-going inflation spike impacted and supply-chain shortages.

Facility expenses increased as a result of approximately $0.8 million of additional rent expense from the sale leaseback transaction relating to our Denver and Grand Prairie campuses consummated in the fourth quarter of 2021 and higher maintenance costs.

Educational services and facilities expense, as a percentage of revenue, increased to 43.8% from 41.5% for the three months ended March 31, 2022 and 2021, respectively.

Index
Selling, general and administrative expense. Our selling, general and administrative expense increased $7.1 million, or 17.8% to $46.7 million for the three months ended March 31, 2022 from $39.6 million in the prior year comparable period.  The increase was primarily driven by additional expense relating to bad debt, investments in marketing, $0.9 million of additional stock compensation expense and severance in addition to one-time expenses in connection with initiatives to streamline operations of approximately $0.8 million.

Bad debt expense for the first quarter of 2021 was lower than historical amounts due to an adjustment made to qualifying student accounts receivables as permitted by the Higher Education Emergency Relieve Funds (“HEERF”).  In accordance with the applicable guidance, the Company combined HEERF funding with Company funds to provide financial relief to students who dropped from school due to COVID-19 related circumstances with unpaid accounts receivable balances during the period from March 15, 2020 to March 31, 2021.  The relief resulted in a net benefit to bad debt expense of approximately $3.0 million. Without this adjustment bad debt expense for the first quarter of 2022 as a percentage of total revenue, would have been comparable to that reported in the prior year comparable period.

Marketing investments increased $1.2 million quarter over quarter as a result of additional expenditures primarily in paid social media channels utilizing video and display advertising to reach a younger audience demographic.  Increased investments in marketing are intended to yield positive returns during second half of the year.

Selling, general and administrative expense, as a percentage of revenue, increased to 56.5% from 50.8% for the three months ended March 31, 2022 and 2021, respectively.

Net interest expense.  Net interest expense decreased by approximately $0.2 million, or 84.9% to less than $0.1 million for the three months ended March 31, 2022 from $0.3 million in the prior year comparable period.  The decrease in expense was due to the payoff of all outstanding debt during the fourth quarter of last year in connection with the sale leaseback transaction.

Income taxes.  Our benefit for income taxes was $0.6 million for the three months ended March 31, 2022 compared to a provision for income taxes of $1.2 million in the prior year comparable period.  The benefit for the three months ended March 31, 2022 was due primarily to a pre-tax book loss and a discrete item relating to restricted stock vesting, while the provision in the prior year was due to the release of the valuation allowance as of December 31, 2020.  The effective tax rate for the three months ending March 31, 2022 was 28.2%.

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

Index
The following table presents results for our two reportable segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	% Change
Revenue:
Transportation and Skilled Trades	$58,784	$55,670	5.6%
Healthcare and Other Professions	23,770	22,326	6.5%
Total	$82,554	$77,996	5.8%

Operating (Loss) Income:
Transportation and Skilled Trades	$7,245	$12,324	-41.2%
Healthcare and Other Professions	1,307	2,949	-55.7%
Corporate	(8,878)	(9,254)	4.1%
Total	$(326)	$6,019	-105.4%

Starts:
Transportation and Skilled Trades	2,178	2,339	-6.9%
Healthcare and Other Professions	1,175	1,209	-2.8%
Total	3,353	3,548	-5.5%

Average Population:
Transportation and Skilled Trades	8,519	8,032	6.1%
Leave of Absence - COVID-19	-	(15)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,519	8,017	6.3%

Healthcare and Other Professions	4,365	4,409	-1.0%
Leave of Absence - COVID-19	-	(90)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,365	4,319	1.1%

Total	12,884	12,441	3.6%
Total Excluding Leave of Absence - COVID-19	12,884	12,336	4.4%

End of Period Population:
Transportation and Skilled Trades	8,570	8,212	4.4%
Leave of Absence - COVID-19	-	(19)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,570	8,193	4.6%

Healthcare and Other Professions	4,404	4,532	-2.8%
Leave of Absence - COVID-19	-	(79)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,404	4,453	-1.1%

Total	12,974	12,744	1.8%
Total Excluding Leave of Absence - COVID-19	12,974	12,646	2.6%

Index
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Transportation and Skilled Trades

Operating income was $7.2 million for the three months ended March 31, 2022 compared to $12.3 million in the prior year comparable period.  The change quarter over quarter was driven by the following factors:

•
Revenue increased $3.1 million, or 5.6% to $58.8 million for the three months ended March 31, 2022 from $55.7 million in the prior year comparable period.  The increase in revenue was driven by a 6.3% increase in average student population mainly driven by a higher beginning of period population in the current year of approximately 730 students.

•
Educational services and facilities expense increased $2.6 million, or 12.0% to $24.5 million for the three months ended March 31, 2022 from $21.9 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional salaries increased mainly due to market adjustments and larger staffing levels, as a result of population growth, program expansion and the return to normalized levels of in-person instruction post COVID-19 restrictions.  In addition, consumables prices rose sharply driven by the on-going inflation spike impacted and supply-chain shortages.  Facility expenses increased as a result of approximately $0.8 million of additional rent expense from the sale leaseback transaction relating to our Denver and Grand Prairie campuses consummated in the fourth quarter of 2021 and higher maintenance costs.

•
Selling, general and administrative expense increased $5.6 million, or 25.9% to $27.0 million for the three months ended March 31, 2022 from $21.4 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense and marketing investments, which are all discussed in more detail above in the consolidated results of operations.

Healthcare and Other Professions

Operating income was $1.3 million for the three months ended March 31, 2022 compared to $2.9 million in the prior year comparable period.  The change quarter over quarter was driven by the following factors:

•
Revenue increased $1.5 million, or 6.5% to $23.8 million for the three months ended March 31, 2022 from $22.3 million in the prior year comparable period.  The increase in revenue was primarily the result of a 5.3% increase in average revenue per student.

•
Educational services and facilities expense increased $1.2 million, or 11.8% to $11.6 million for the three months ended March 31, 2022 from $10.4 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional salaries increased mainly due to market adjustments and larger staffing levels, as a result of population growth, program expansion and the return to normalized levels of in-person instruction post COVID-19 restrictions.  Increased facilities expense was the result of additional spending for common area maintenance quarter over quarter.

•
Selling, general and administrative expenses increased $1.9 million, or 20.7% to $10.8 million for the three months ended March 31, 2022 from $8.9 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense and marketing investments, which are all discussed in more detail above in the consolidated results of operations.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $8.9 million and $9.3 million for the three months ended March 31, 2022 and 2021, respectively.  The decrease in expense quarter over quarter was primarily driven by a reduction in incentive compensation, partially offset by an increase in stock-based compensation and severance.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(14,367)	$(8,299)
Net cash used in investing activities	(1,045)	(1,219)
Net cash used in financing activities	(2,296)	(1,766)

As of March 31, 2022, the Company had cash and cash equivalents of $65.6 million compared to $83.3 million at December 31, 2021.  The decrease in cash position from year end was the result of several factors including the seasonality of our business and a decrease in accrued expenses driven by the payment of incentive compensation.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 75% of our cash receipts relating to revenues in 2021. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week of the academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Industry” of our Form 10-K.

Operating Activities

Net cash used in operating activities was $14.4 million and $8.3 million for each of the three months ended March 31, 2022 and 2021, respectively.  For the three months ended March 31, 2022, changes in our operating assets and liabilities resulted in cash outflows of $14.6 million, primarily attributable to a $13.4 million increase in accounts receivable driven by the timing of collections.

Investing Activities

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2022 compared to $1.2 million in the prior year comparable period.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our former campus located in Suffield, Connecticut and our campus in Nashville, Tennessee, which currently is subject to a sale leaseback agreement (described elsewhere in this Form 10Q) for the sale of property which is expected to be consummated in the third quarter of 2022.

Capital expenditures were 2% of revenues in 2021 and are expected to approximate 3% of revenues in 2022.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities was $2.3 million for the three months ended March 31, 2022 compared to $1.8 million in the prior year comparable period.  The increase of $0.5 million was primarily driven by a $1.0 million increase in net share settlements for taxes related to equity-based compensation, partially offset by a $0.5 million reduction in payment on borrowings driven by the retirement of our term loan using proceeds from the sale leaseback transaction of our Denver and Grand Prairie campuses consummated during the fourth quarter of the prior year.

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

At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the principal balance of the Term Loan maturing on the same date as the Term Loan.  Under the terms of the Credit Facility accrued interest on each loan is payable monthly in arrears with the Term Loan and the Delayed Draw Term Loan bearing interest at a floating interest rate based on the then one month London Interbank Offered Rate (“LIBOR”) plus 3.50% and subject to a LIBOR interest rate floor of 0.25% if there is no swap agreement. Revolving Loans bear interest at a floating interest rate based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan is to be repaid within 30 days of such borrowing, the Revolving Loan will accrue interest at the Lender’s prime rate plus 0.50% with a floor of 4.0%.  Line of Credit Loans bear interest at a floating interest rate based on the Lender’s prime rate of interest.  Letters of credit issued under the Revolving Loan reduce, on a dollar-for-dollar basis, the availability of borrowings under the Revolving Loan. Letters of credit are charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) 0.25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Borrowings under the Line of Credit Loan are secured by cash collateral. The Lender receives an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

In addition to the foregoing, the Credit Agreement contains customary representations, warranties and affirmative and negative covenants (including financial covenants that (i) restrict capital expenditures, (ii) restrict leverage, (iii) require maintaining minimum tangible net worth, (iv) require maintaining a minimum fixed charge coverage ratio and (v) require the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, will result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. The Credit Agreement also limited the payment of cash dividends during the first twenty-four months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such twenty-four-month period to increase the amount of permitted cash dividends that the Company is permitted to pay on its Series A Preferred Stock.

As further discussed below, the Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company, as well as a pledge of the stock and other equity in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company in Colorado, Tennessee and Texas, at which three of the Company’s schools are located, as well as a former campus owned by the Company located in Connecticut.

On September 23, 2021, in connection with entering into the agreements relating to the sale leaseback transaction for the Company’s Denver, Grand Prairie and Nashville campuses (collectively, the “Property Transactions”), the Company and certain of its subsidiaries entered into a Consent and Waiver Letter Agreement (the “Consent Agreement”) to the Company’s Credit Agreement with its lender. The Consent Agreement provides the Lender’s consent to the Property Transactions and waives certain covenants in the Credit Agreement, subject to certain specified conditions. In addition, in connection with the consummation of the Property Transactions, the Lender released its mortgages and other liens on the subject properties upon the Company’s payment in full of the outstanding principal and accrued interest of the Term Loan and any swap obligations arising from any swap transaction.  Upon the consummation of the sale leaseback transaction relating to the Denver and Grand Prairie campuses on October 29, 2021 the Company paid the Lender approximately $16.7 million in repayment of the Term Loan and the swap termination fee.  No further borrowings may be made under the Term Loan or the Delayed Draw Term Loan.

As of March 31, 2022, and December 31, 2021, the Company had zero debt outstanding under the Credit Facility for both periods and was in compliance with all debt covenants.  As of March 31, 2022, and December 31, 2021, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Index
Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of March 31, 2022, we have no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2041 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of March 31, 2022, we had outstanding loan principal commitments to our active students of $30.1 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are packaged to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Gainful Employment.

The DOE commenced a negotiated rulemaking process in January 2022 that concluded in March 2022 in which it proposed to establish new gainful employment requirements that would be applicable to all of our educational programs.  The DOE previously issued gainful employment regulations in October 2014 that subsequently were rescinded effective July 1, 2020, although the DOE provided institutions with the opportunity to implement the new regulations early. See Part I, Item I of our Form 10-K at “Regulatory Environment – Gainful Employment.”

The DOE is expected to publish proposed gainful employment regulations for public comment and to publish final regulations later this year that would take effect on July 1, 2023, but we cannot predict the precise timing, effective date or content of the gainful employment regulations that are expected to emerge from this process.  Further, we also cannot predict the extent to which our programs may be adversely impacted by the tests that might be established by the gainful employment regulations.

The implementation of new gainful employment regulations could, among other things (i) require us to eliminate or modify certain educational programs, (ii) result in the loss of our students’ access to Title IV Program funds for the affected programs, and (iii) have a significant impact on the rate at which students enroll in our programs and on our business and results of operations. If our programs are adversely impacted or we must eliminate or modify certain programs or our students lose access to Title IV Program funds there could be a material adverse effect on our business and results of operations.

The “90/10 Rule.”   Under the Higher Education Act, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs (its “90/10 Rule percentage”) for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years.  See Part I, Item I of our Form 10-K at “Business – Regulatory Environment – 90/10.”  An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures, including a potential requirement to submit a letter of credit.  See Part I, Item I of our Form 10-K at “Business - Regulatory Environment – Financial Responsibility Standards.”  If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law.  Among other provisions, the ARPA includes a provision that amends the 90/10 rule by treating other “Federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV Program funds are currently treated in the 90/10 rule calculation. This means that our institutions will be required to limit the combined amount of Title IV Program funds and applicable “Federal funds” revenue in a fiscal year to no more than 90% as calculated under the rule. Consequently, the ARPA change to the 90/10 rule is expected to increase the 90/10 rule calculations at our institutions. The ARPA does not identify the specific Federal funding programs that will be covered by this provision, but it is expected to include funding from federal student aid programs such as the veterans’ benefits programs, which include the Post-9/11 GI Bill and Veterans Readiness and Employment services from which we derived approximately 7% of our revenues on a cash basis in 2021.

The ARPA states that the amendments to the 90/10 rule apply to institutional fiscal years beginning on or after January 1, 2023 and are subject to the HEA’s negotiated rulemaking process. Accordingly, the ARPA change to the 90/10 rule is not expected to apply to our 90/10 rule calculations until 2024 relating to our fiscal year ended 2023.  Beginning in January 2022, the DOE convened negotiated rulemaking committee meetings on a variety of topics including the 90/10 rule.  The committee reached consensus on proposed 90/10 rule regulations during meetings in March 2022.  The DOE is expected to publish the consensus version of the proposed regulations with potential technical edits in the next few weeks or months.

Index
The consensus version of the 90/10 rule regulations contains several new and amended provisions on a variety of topics including among other, confirming that the rules apply to fiscal years ending on or after January 1, 2023; noting that the DOE plans to identify the types of Federal funds to be included in the 90/10 rule in a notice in the Federal Register (which we anticipate will include a wide range of Federal student aid programs such as the veterans’ benefits programs): requiring institutions to disburse funds that students are eligible to receive for a fiscal year before the end of the fiscal year rather than delaying disbursements until a subsequent fiscal year; updating requirements for counting revenues generated from certain educational activities associated with institutional programs, from certain non-Title IV eligible educational programs, and from institutional aid programs such as institutional loans, scholarships, and income share agreements; updating technical rules for the 90/10 rule calculation; and including rules for sanctions for noncompliance with the 90/10 rule.

The proposed regulations typically are subject to a notice and comment period before the DOE publishes final regulations after consideration of public comment.  We cannot predict the ultimate timing and content of the final regulations, but the future regulations on 90/10 rule could have a material adverse effect on us and other schools like ours.

Substantial Misrepresentation.

The DOE’s regulations prohibit an institution that participates in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. The DOE has initiated a negotiated rulemaking process that may result in, among other things, an expansion of the categories of conduct deemed to be a misrepresentation and that also may result in new prohibitions on certain types of recruiting tactics and conduct that the DOE deems to be aggressive or deceptive. See Part I, Item I of our Form 10-K at “Regulatory Environment – Substantial Misrepresentation.”

In March 2022, the DOE published guidance about the enforcement of the requirements regarding substantial misrepresentations.  The DOE indicated that it is monitoring complaints and borrower defense to repayment applications from veterans, servicemembers, and their family members who report that personnel and representatives of postsecondary schools suggested during the enrollment process that their military education benefits would cover all of the costs of their program but were told subsequently they would have to take out student loans to finish the program.  The DOE stated that it would ensure that institutions engaging in misrepresentations are held accountable if they cause a student to incur extra costs unwittingly or without a full understanding of the implications of borrowing.  The DOE also indicated that such students could be entitled to discharge of their student loans and that it would share information and complaints about military-connected students with the Departments of Defense and Veterans Affairs for potential agency action.  In the event of any DOE determination that an institution may have engaged in substantial misrepresentation could result in the imposition of sanctions or other restrictions upon the institution including, but not limited to fines, limitations, suspension or termination of eligibility to participate in Title IV Programs and discharge of students’ loans. See Part I, Item I of our Form 10-K at “Business - Regulatory Environment – Borrower Defense To Repayment Regulations.”

Federal Trade Commission.

On October 6, 2021, the Federal Trade Commission issued an announcement regarding its plan to target false claims by for-profit colleges on topics such as promises about graduates’ employment and earnings prospects and other outcomes and its intentions to impose “significant financial penalties” on violators and to monitor the market carefully with federal and state partners. The FTC indicated in the announcement that it had put 70 for-profit higher education institutions on notice that the agency would be “cracking down” on any such false promises. All of our institutions were among the 70 institutions who received this notice. Although the FTC stated that a school’s presence on the list of 70 institutions does not reflect any assessment as to whether they have allegedly engaged in deceptive or unfair conduct, the FTC’s announcement and its issuance of notices to schools could lead to further scrutiny, investigations and potential enforcement actions by the FTC and other regulators against for-profit schools, including our schools.  See Part I, Item I of our Form10-K at “Regulatory Environment – Scrutiny of the For-Profit Education Sector.”

In March 2022, the FTC published an Advanced Notice of Proposed Rulemaking in the Federal Register announcing its consideration of potential rulemaking on the subject of false, misleading, and unsubstantiated earnings claims by various entities including for-profit colleges.  The FTC stated that, if finalized, a rule in this area would allow the FTC to recover redress for impacted consumers and to seek steep penalties against entities including for-profit colleges. The FTC is accepting public comments on the potential rulemaking until May 10, 2022 and stated that the next step would be to issue a notice of proposed rulemaking if it determines to proceed with proposing regulations on this topic.  We cannot predict whether and to what extent the FTC will establish new regulations, nor can we predict the timing or potential impact of these regulations.

Index
Other Financial Assistance Programs

We are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions. See Part I, Item I of our Form 10-K at “Regulatory Environment – Other Financial Assistance Programs.”  In March 2022, the DOE published guidance reminding institutions of higher education of their legal obligations when recommending, promoting or endorsing private education loans including disclosure, consumer protection, and reporting requirements.  The issuance of the guidance may lead to increased enforcement activity with respect to requirements related to private education loans.  To the extent that these requirements apply to our institutions, our failure to comply with these requirements could result in enforcement actions that could have a material adverse impact on our operations.

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies as a result of new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third quarter and higher student attrition in the first half of the year. Our second half growth is largely dependent on a successful high school recruiting season. We recruit high school students several months ahead of their scheduled start dates and, thus, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments in any given year and the related impact on revenue. Our expenses, however, typically do not vary significantly over the course of the year with changes in our student population and revenue.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required by this item.

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

Item 1A.	RISK FACTORS

The Company has no changes to the Risk Factors disclosed in our Form 10-K to report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Index
Item 3.	DEFAULTS ON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

3.2
Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-3 filed October 6, 2020).

3.3	Bylaws of the Company as amended on March 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 9, 2022	By:	/s/ Brian Meyers
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

3.3	Bylaws of the Company, as amended on March 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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