Form 10-Q
period 2022-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2022-08-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, there were 26,819,501 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the six months ended June 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosure	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
	SIGNATURES	41

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,985	$83,307
Accounts receivable, less allowance of $25,987 and $26,837 at June 30, 2022 and December 31, 2021, respectively	31,592	26,159
Inventories	3,082	2,721
Prepaid income taxes and income tax receivable	776	-
Prepaid expenses and other current assets	4,470	4,881
Assets held for sale	4,559	4,559
Total current assets	111,464	121,627

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $148,132 and $153,335 at June 30, 2022 and December 31, 2021, respectively	22,039	23,119

OTHER ASSETS:
Noncurrent receivables, less allowance of $5,591 and $5,084 at June 30, 2022 and December 31, 2021, respectively	20,268	20,028
Deferred income taxes, net	23,644	23,708
Operating lease right-of-use assets	92,630	91,487
Goodwill	14,536	14,536
Other assets, net	835	794
Total other assets	151,913	150,553
TOTAL ASSETS	$285,416	$295,299

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)
	June 30, 2022	December 31, 2021
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$21,682	$25,405
Accounts payable	13,943	12,297
Accrued expenses	10,887	15,669
Income taxes payable	-	1,017
Current portion of operating lease liabilities	11,643	11,479
Other short-term liabilities	35	15
Total current liabilities	58,190	65,882

NONCURRENT LIABILITIES:
Pension plan liabilities	1,369	1,607
Long-term portion of operating lease liabilities	87,374	86,410
Total liabilities	146,933	153,899

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at June 30, 2022 and December 31, 2021	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding: 26,924,020 shares at June 30, 2022 and 27,000,687 shares at December 31, 2021	55,979	141,377
Additional paid-in capital	32,177	32,439
Treasury stock at cost - 0 and 5,910,541 shares at June 30, 2022 and December 31, 2021, respectively	-	(82,860)
Retained earnings	39,625	39,702
Accumulated other comprehensive loss	(1,280)	(1,240)
Total stockholders’ equity	126,501	129,418
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY	$285,416	$295,299

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	$82,142	$80,464	$164,697	$158,461
COSTS AND EXPENSES:
Educational services and facilities	36,106	33,694	72,302	66,037
Selling, general and administrative	45,835	43,318	92,520	82,951
(Gain) loss on disposition of assets	(195)	-	(195)	1
Total costs & expenses	81,746	77,012	164,627	148,989
OPERATING INCOME	396	3,452	70	9,472
OTHER:
Interest expense	(35)	(297)	(77)	(582)
INCOME (LOSS) BEFORE INCOME TAXES	361	3,155	(7)	8,890
PROVISION (BENEFIT) FOR INCOME TAXES	102	729	(539)	1,975
NET INCOME	$259	$2,426	$532	$6,915
PREFERRED STOCK DIVIDENDS	304	304	608	608
(LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(45)	$2,122	$(76)	$6,307
Basic and diluted
Net (loss) income per common share	$(0.00)	$0.06	$(0.00)	$0.19
Weighted average number of common shares outstanding:
Basic and diluted	25,963	25,105	25,842	24,997

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$259	$2,426	$532	$6,915
Other comprehensive income (loss)
Derivative qualifying as a cash flow hedge, net of taxes (nil)	-	49	-	260
Employee pension plan adjustments, net of taxes (nil)	(10)	(134)	(40)	(268)
Comprehensive income	$249	$2,341	$492	$6,907

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2022	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982
Net income	-	-	-	-	272	-	272	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(30)	(30)	-	-
Stock-based compensation expense
Restricted stock	528,121	-	1,239	-	-	-	1,239	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE - March 31, 2022	27,260,154	141,377	31,686	(82,860)	39,670	(1,270)	128,603	12,700	11,982
Net income	-	-	-	-	259	-	259	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(10)	(10)	-	-
Stock-based compensation expense
Restricted stock	78,829	-	491	-	-	-	491	-	-
Treasury stock cancellation	-	(82,860)	-	82,860	-	-	-	-	-
Share repurchase	(414,963)	(2,538)	-	-	-	-	(2,538)	-	-
BALANCE - June 30, 2022	26,924,020	$55,979	$32,177	$-	$39,625	$(1,280)	$126,501	12,700	$11,982

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive		Series A Convertible Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2021	26,476,329	$141,377	$30,512	$(82,860)	$6,203	$(4,165)	$91,067	12,700	$11,982
Net income	-	-	-	-	4,489	-	4,489	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	211	211	-	-
Stock-based compensation expense
Restricted stock	574,614	-	493	-	-	-	493	-	-
Net share settlement for equity-based compensation	(154,973)	-	(962)	-	-	-	(962)	-	-
BALANCE - March 31, 2021	26,895,970	141,377	30,043	(82,860)	10,388	(4,088)	94,860	12,700	11,982
Net income	-	-	-	-	2,426	-	2,426	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	49	49	-	-
Stock-based compensation expense
Restricted stock	76,195	-	844	-	-	-	844	-	-
BALANCE - June 30, 2021	26,972,165	$141,377	$30,887	$(82,860)	$12,510	$(4,173)	$97,741	12,700	$11,982

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$532	$6,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,057	3,693
Amortization of deferred finance charges	-	91
Deferred income taxes	64	2,022
Gain on disposition of assets	(195)	-
Fixed asset donations	(145)	(2,050)
Provision for doubtful accounts	16,165	11,108
Stock-based compensation expense	1,730	1,337
(Increase) decrease in assets:
Accounts receivable	(21,838)	(13,878)
Inventories	(361)	(933)
Prepaid income taxes and income taxes payable	(1,793)	(700)
Prepaid expenses and current assets	345	(529)
Other assets, net	(84)	384
Increase (decrease) in liabilities:
Accounts payable	1,301	(3,425)
Accrued expenses	(4,782)	(1,856)
Unearned tuition	(3,723)	(1,270)
Other liabilities	(265)	158
Total adjustments	(10,524)	(5,848)
Net cash (used in) provided by operating activities	(9,992)	1,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,582)	(3,516)
Proceeds from sale of property and equipment	2,390	-
Net cash used in investing activities	(1,192)	(3,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	-	(1,000)
Proceeds from borrowings	-	-
Dividend payment for preferred stock	(608)	(608)
Share repurchase	(2,538)	-
Net share settlement for equity-based compensation	(1,992)	(962)
Net cash used in financing activities	(5,138)	(2,570)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,322)	(5,019)
CASH AND CASH EQUIVALENTS —Beginning of period	83,307	38,026
CASH AND CASH EQUIVALENTS—End of period	$66,985	$33,007

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Six Months Ended June 30,
	2022	2021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$118	$566
Income taxes	$1,206	$652
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$591	$3,362

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2021 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022.

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

Index
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

During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any interest and penalties expense associated with uncertain tax positions.

Derivative Instruments—The Company records the fair value of derivative instruments as either assets or liabilities on the condensed consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Index
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

The Company presents basic and diluted (loss) income per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing (loss) income per common share. Under the two-class method, net (loss) income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed (loss) income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic (loss) income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on Series A Preferred Stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic (loss) income per common share has been computed by dividing net (loss) income allocated to common shareholders by the weighted-average number of common shares outstanding. The basic and diluted net income amounts are the same for the three and six months ended June 30, 2022 and 2021 as a result of the anti-dilutive impact of the potentially dilutive securities.

Index
The following is a reconciliation of the numerator and denominator of the diluted net (loss) income per share computations for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2022	2021	2022	2021
Numerator:
Net income	$259	$2,426	$532	$6,915
Less: preferred stock dividend	(304)	(304)	(608)	(608)
Less: allocation to preferred stockholders	-	(349)	-	(1,046)
Less: allocation to restricted stockholders	-	(143)	-	(403)
Net (loss) income allocated to common stockholders	$(45)	$1,630	$(76)	$4,858

Basic (loss) income per share:
Denominator:
Weighted average common shares outstanding	25,962,617	25,105,238	25,842,456	24,996,583
Basic (loss) income per share	$(0.00)	$0.06	$(0.00)	$0.19

Diluted (loss) income per share:
Denominator:
Weighted average number of:
Common shares outstanding	25,962,617	25,105,238	25,842,456	24,996,583
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-	-	-
Unvested restricted stock	-	-	-	-
Dilutive shares outstanding	25,962,617	25,105,238	25,842,456	24,996,583
Diluted (loss) income per share	$(0.00)	$0.06	$(0.00)	$0.19

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2022	2021	2022	2021
Series A Preferred Stock	5,381,356	5,381,356	5,381,356	5,381,356
Unvested restricted stock	1,547,124	960,877	1,599,891	828,564
	6,928,480	6,342,233	6,981,247	6,209,920

3.	REVENUE RECOGNITION

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

Index
Unearned tuition in the amount of $21.7 million and $25.4 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The change in this contract liability balance during the six-month period ended June 30, 2022 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six-month period ended June 30, 2022 that was included in the contract liability balance at the beginning of the year was $24.4 million.

The following table depicts the timing of revenue recognition:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$3,434	$1,539	$4,973	$6,845	$2,918	$9,763
Services transferred over time	54,539	22,630	77,169	109,913	45,021	154,934
Total revenues	$57,973	$24,169	$82,142	$116,758	$47,939	$164,697

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,065	$1,283	$6,348	$8,585	$2,615	$11,200
Services transferred over time	51,900	22,216	74,116	104,051	43,210	147,261
Total revenues	$56,965	$23,499	$80,464	$112,636	$45,825	$158,461

4.	LEASES

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

On June 30, 2022, the Company executed a lease for approximately 55,000 square feet of space that will be used as a new school, located in Atlanta, Georgia. The lease is expected to commence in the third quarter of this year with the total payments due over the lease term on an undiscounted basis being $12.2 million over the 12-year lease term. There was no involvement in the construction or design of the underlying asset on behalf of the landlord and we are not deemed to be in control of the asset prior to the lease commencement date.

Our operating lease cost for the three months ended June 30, 2022 and 2021 was $4.7 million and $3.8 million, respectively. Our operating lease cost for the six months ended June 30, 2022 and 2021 was $9.3 million and $7.6 million, respectively. Our variable lease cost for the three and six months ended June 30, 2022 was less than $0.1 million. The net change in ROU asset and operating lease liability is included in other assets in the condensed consolidated cash flows for the six months ended June 30, 2022 and 2021.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,665	$3,829	$9,320	$7,037
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$73	$3,152	$6,717	$3,202

As of June 30, 2022, there was 1 new lease and 1 lease modification that resulted in noncash re-measurement of the related ROU asset and operating lease liability of $6.7 million relating to one of our campuses. This remeasurement does not include the Atlanta, Georgia location since the lease commencement will occur in the third quarter of 2022.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	As of June 30,
	2022	2021
Weighted-average remaining lease term	11.35 years	5.71 years
Weighted-average discount rate	7.36%	10.93%

Maturities of lease liabilities by fiscal year for our operating leases as of June 30, 2022 are as follows:

Year ending December 31,
2022 (excluding the six months ended June 30, 2022)	$9,123
2023	18,237
2024	15,868
2025	13,901
2026	11,448
2027	5,285
Thereafter	69,750
Total lease payments	143,612
Less: imputed interest	(44,595)
Present value of lease liabilities	$99,017

5.	GOODWILL AND LONG-LIVED ASSETS

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

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. As of June 30, 2022 and 2021 there were no long-lived asset impairments.

Index
On December 31, 2021, as a result of impairment testing it was determined that there was an impairment of our property in Suffield, Connecticut of $0.7 million.  The impairment was the result of an assessment of the current market value, obtained via 3rd party engagement, as compared to the current carrying value of the assets.  The carrying value for the Suffield, Connecticut property of approximately $2.9 million.  The fair value estimate provided indicated that the current value of the property was approximately $2.2 million.  As such, the aforementioned $0.7 million impairment was recorded and the assets carrying value reduced. This property was sold during the second quarter of 2022 generating net proceeds of approximately $2.4 million and resulting in a gain on sale of asset of $0.2 million.

The carrying amount of goodwill at June 30, 2022 and 2021 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2022	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2022	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2021	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2021	$117,176	$(102,640)	$14,536

As of each of June 30, 2022 and 2021, the goodwill balance of $14.5 million is related to the Transportation and Skilled Trades segment.

6.	LONG-TERM DEBT

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

On September 23, 2021, in connection with entering into the agreements relating to the sale leaseback transaction for the Company’s Denver, Grand Prairie and Nashville campuses (collectively, the “Property Transactions”), the Company and certain of its subsidiaries entered into a Consent and Waiver Letter Agreement (the “Consent Agreement”) to the Company’s Credit Agreement with its lender. The Consent Agreement provides the Lender’s consent to the Property Transactions and waives certain covenants in the Credit Agreement, subject to certain specified conditions. In addition, in connection with the consummation of the Property Transactions, the Lender released its mortgages and other liens on the subject-properties upon the Company’s payment in full of the outstanding principal and accrued interest on the Term Loan and any swap obligations arising from any swap transaction. Upon the consummation of the Property Transaction on October 29, 2021 the Company paid the Lender approximately $16.7 million in repayment of the Term Loan and the swap termination fee and no further borrowings may be made under the Term Loan or the Delayed Draw Term Loan. Further, during the second quarter of 2022, the Company sold a property located in Suffield, Connecticut for net proceeds of approximately $2.4 million. Prior to the consummation of the transaction, Lincoln obtained consent from the Lender to enter into the sale of this property.

As of June 30, 2022, and December 31, 2021, the Company had zero debt outstanding under the Credit Facility for both periods and was in compliance with all debt covenants.  As of June 30, 2022, and December 31, 2021, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility. On August 5, 2022, the Company entered into a third amendment to its Credit Agreement its lender (the “Third Amendment”), in order to extend the maturity date of the revolving loan thereunder through November 14, 2023.  The foregoing description of the Third Amendment is not complete and is qualified in its entirety by reference to the Third Amendment which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Index
Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock and (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value. As of June 30, 2022, and December 31, 2021, we paid $0.6 million and $1.2 million, respectively, in cash dividends on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares. Dividends are included in the condensed consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

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

Index
Restricted Stock

The Company currently has three stock incentive plans: a Long-Term Incentive Plan (the “LTIP”), a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”) and the Lincoln Educational Services Corporation 2020 Incentive Compensation Plan (the “2020 Plan”).

2020 Plan

On March 26, 2020, the Board adopted the 2020 Plan to provide an incentive to certain directors, officers, employees and consultants of the Company to align their interests in the Company’s success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board, or such other qualified committee appointed by the Board, who will, among other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2020 Plan. Pursuant to the 2020 Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options and nonqualified stock options. Under the 2020 Plan, employees may surrender shares as payment of applicable income tax withholding on the vested restricted stock. The Plan has a duration of 10 years.

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

For the six months ended June 30, 2022 and 2021, the Company completed a net share settlement for 268,654 and 154,973 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2021 and/or 2020, creating taxable income for the employees. At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $2.0 million and less than $1.0 million for each of the three and six months ended June 30, 2022 and 2021, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2021	1,743,846	$3.89
Granted	606,950	7.21
Canceled	-	-
Vested	(802,530)	4.18

Nonvested restricted stock outstanding at June 30, 2022	1,548,266	5.18

The restricted stock expense for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.8 million, respectively. The restricted stock expense for the six months ended June 30, 2022 and 2021 was $1.7 million and $1.3 million, respectively. The unrecognized restricted stock expense as of June 30, 2022 and December 31, 2021 was $7.5 million and $4.4 million, respectively.  As of June 30, 2022, outstanding restricted shares under the Prior Plan had aggregate intrinsic value of $9.8 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	81,000	$7.79	0.17	$-
Granted/Vested	-	-	-	-
Canceled	(81,000)	7.79	-	-

Outstanding at June 30, 2022	-	-	-	-

Vested as of June 30, 2022	-	-	-	-

Exercisable as of June 30, 2022	-	-	-	-

As of June 30, 2022, there was no unrecognized pre-tax compensation expense.

Share Repurchase Plan

On May 24, 2022, the Company announced that its Board of Directors has authorized a share repurchase program of up to $30.0 million of the Company’s outstanding common stock.  The repurchase program has been authorized for twelve months. Purchases may be made, from time to time, in open-market transactions at prevailing market prices, in privately negotiated transactions or by other means as determined by the Company’s management and in accordance with applicable federal securities laws. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. During the quarter ended June 30, 2022, the Company repurchased 414,963 shares at a cost of approximately $2.5 million. These shares were subsequently canceled and recorded as a reduction of common stock In addition, the Board of Directors authorized the cancellation of 5,910,541 shares of treasury stock, which reduced treasury stock and common stock by $82.9 million.

Index

8.	INCOME TAXES

The provision for income taxes for the three months ended June 30, 2022 and 2021 was $0.1 million, or 28.3% of pre-tax income, and approximately $0.7 million, or 23.1% of pre-tax income, respectively.  The benefit for income taxes for the six months ended June 30, 2022 was $0.5 million compared to a provision of $2.0 million for the six months ended June 30, 2021.  The provision for the three months ended June 30, 2022 and 2021 was due primarily to a pre-tax income position.  The benefit for the six months ended June 30, 2022 was due primarily to a pre-tax book loss and a discrete item relating to restricted stock vesting, while the provision in the prior year was due primarily to a pre-tax income position. The effective tax rate for the six months ended June 30, 2022 was 28.2%.

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

On June 7, 2022, the Massachusetts Office of the Attorney General (“AGO”) issued a civil investigative demand (“CID”) to Lincoln Technical Institute in Somerville, Massachusetts.  The CID states that it is intended to investigate possible unfair or deceptive methods, acts, or practices in violation of state law and that it relates to allegations that the institution violated law by engaging in unfair or deceptive practices in connection with their policies regarding fee refunds and associated disclosures to students and prospective students.  The CID has requested that the institution provide to the AGO a list of documentation generally from the period from January 1, 2020 to the present.  We have provided documents requested by the CID and are cooperating with the investigation.

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

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating income
	2022	% of Total	2021	% of Total	2022	2021
Transportation and Skilled Trades	$57,973	70.6%	$56,965	70.8%	$7,094	$11,256
Healthcare and Other Professions	24,169	29.4%	23,499	29.2%	1,609	2,962
Corporate	-		-		(8,307)	(10,766)
Total	$82,142	100.0%	$80,464	100.0%	$396	$3,452

	For the Six Months Ended June 30,
	Revenue				Operating Income
	2022	% of Total	2021	% of Total	2022	2021
Transportation and Skilled Trades	$116,758	70.9%	$112,636	71.1%	$14,340	$23,581
Healthcare and Other Professions	47,939	29.1%	45,825	28.9%	2,916	5,911
Corporate	-		-		(17,186)	(20,020)
Total	$164,697	100.0%	$158,461	100.0%	$70	$9,472

	Total Assets
	June 30, 2022	December 31, 2021
Transportation and Skilled Trades	$151,086	$156,531
Healthcare and Other Professions	36,785	33,959
Corporate	97,545	104,809
Total	$285,416	$295,299

11.	FAIR VALUE

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

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Expense
Interest Rate Swap	$-	$100	$-	$200

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative qualifying as cash flow hedge
Interest rate swap income	$-	$49	$-	$260

12.	COVID-19 PANDEMIC AND CARES ACT

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

In response to the COVID-19 pandemic, in 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law providing a $2 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.  Among other things, the CARES Act includes a $14 billion higher education emergency relief fund (“HEERF”) for the DOE to distribute directly to institutions of higher education. The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively. As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment. Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable driving a decrease in bad debt expense, both uses resulted in a decrease in our selling, general and administrative expenses. Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency which the Company has done.  The Company was also permitted to defer payment of FICA payroll taxes through January 1, 2021 and did so but, pursuant to requirements of the deferment, repaid 50% of the deferred payments by January 3, 2022, and will need to repay the remaining 50% by January 3, 2023. As of June 30, 2022, the Company had deferred payments of $2.3 million included in accrued expenses in the condensed consolidated balance sheet.

Index
In December 2020, the Consolidated Appropriations Act, 2021 was enacted which included the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions. In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  The DOE has allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of June 30, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds. The remainder of the funds are on hold by the DOE and will be distributed to the students upon release. Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

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

During the due diligence period, SLC has the right to terminate the Nashville Contract for any reason at its discretion; therefore, there can be no assurance that the sale will be consummated on a timely basis or at all. Upon closing, Nashville Acquisition would be permitted to occupy the property and continue to operate the Nashville campus on a rent-free basis for a leaseback period of 12 months, and, thereafter, will have the option to extend the leaseback period for one 90-day term and three additional 30-day terms pursuant to a lease agreement currently being negotiated by the parties.  The parties have since agreed to an extension of the term of the due diligence period for up to an additional 12 months.  This extension was necessary to provide additional time for SLC to obtain approval from the appropriate regulating bodies for proposed zoning changes.  During this time, non-refundable payments will be made to the Company by SLC totaling $1.1 million over the next twelve months.  We currently expect this transaction to close within the next fifteen months or earlier if due diligence is completed prior to the expiration of the 12-month period.  The Nashville property is included in assets held for sale in the condensed consolidated balance sheet as of June 30, 2022.

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

All references in this Quarterly Report on Form 10-Q (“Form 10Q”) to “we,” “our,” “us” and the “Company,” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Form 10-K and Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended June 30, 2022.

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

Effect of Inflation

Inflation has not had a material effect on our operations except for some inflationary pressures on certain instructional expenses and in instances where potential students have not wanted to incur additional debt or increased travel expense.

Index
Results of Continuing Operations for the Three and Six Months Ended June 30, 2022

The following table sets forth selected condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	44.0%	41.9%	43.9%	41.7%
Selling, general and administrative	55.8%	53.8%	56.2%	52.3%
(Gain) loss on sale of assets	-0.2%	0.0%	-0.1%	0.0%
Total costs and expenses	99.5%	95.7%	100.0%	94.0%
Operating income	0.5%	4.3%	0.0%	6.0%
Interest expense, net	0.0%	-0.4%	0.0%	-0.4%
Income (loss) from operations before income taxes	0.4%	3.9%	0.0%	5.6%
Provision (benefit) for income taxes	0.1%	0.9%	-0.3%	1.2%
Net income	0.3%	3.0%	0.3%	4.4%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Consolidated Results of Operations

Revenue.  Revenue increased $1.6 million, or 2.1% to $82.1 million for the three months ended June 30, 2022 from $80.5 million in the prior year comparable period.  The increase was mainly driven by a higher beginning of period population of approximately 230 more students at the start of 2022 than in 2021 in addition to a 1.2% increase in average student population over the prior year comparable period.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $2.4 million, or 7.2% to $36.1 million for the three months ended June 30, 2022 from $33.7 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.

Instructional salaries increased mainly due to current market conditions and higher staffing levels, as a result of population growth and program expansion. In addition, consumables prices rose sharply driven by on-going inflation and supply-chain shortages.

Facility expenses increased as a result of approximately $0.8 million of additional rent expense from the sale leaseback transaction relating to our Denver and Grand Prairie campuses consummated in the fourth quarter of 2021.   Partially offsetting these costs were cost savings in utilities expense.

Educational services and facilities expense, as a percentage of revenue, increased to 44.0% from 41.9% for the three months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $2.5 million, or 5.8% to $45.8 million for the three months ended June 30, 2022 from $43.3 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense driven by a decrease in our historical repayment rates, an increase in medical expenses due to additional claims and one-time expenses in connection with growth initiatives of approximately $0.2 million.

Selling, general and administrative expense, as a percentage of revenue, increased to 55.8% from 53.8% for the three months ended June 30, 2022 and 2021, respectively.

Gain on sale of asset. Gain on sale of assets was $0.2 million for the three months ended June 30, 2022 as a result of the sale of our Suffield, Connecticut property, which was previously a former campus.  Net proceeds received from the sale were approximately $2.4 million resulting in a $0.2 million gain in the current year.

Net interest expense.  Net interest expense decreased by approximately $0.3 million, or 88.2% to less than $0.1 million for the three months ended June 30, 2022 from $0.3 million in the prior year comparable period.  The decrease in expense was due to the payoff of all outstanding debt during the fourth quarter of prior year in connection with the sale leaseback transaction.

Index
Income taxes.  Our provision for income taxes was $0.1 million for the three months ended June 30, 2022 compared to a provision for income taxes of $0.7 million in the prior year comparable period.  The decrease in income tax provision quarter over quarter was mainly due to reduced pre-tax income.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Consolidated Results of Operations

Revenue.  Revenue increased $6.2 million, or 3.9% to $164.7 million for the six months ended June 30, 2022 from $158.5 million in the prior year comparable period.  The increase in revenue was mainly due to a 2.8% increase in average student population driven by a higher beginning of period population of approximately 740 more students at the start of 2022 than in 2021.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $6.3 million, or 9.5% to $72.3 million for the six months ended June 30, 2022 from $66.0 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.

Instructional salaries increased mainly due to current market conditions and higher staffing levels as a result of population growth, program expansion and the return to normalized levels of in-person instruction post COVID-19 restrictions.  In addition, consumables prices rose sharply driven by on-going inflation and supply-chain shortages.

Facility expenses increased as a result of approximately $1.6 million of additional rent expense from the sale leaseback transaction relating to our Denver and Grand Prairie campuses consummated in the fourth quarter of 2021 and higher maintenance costs.

Educational services and facilities expense, as a percentage of revenue, increased to 43.9% from 41.7% for the six months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $9.6 million, or 11.5% to $92.5 million for the six months ended June 30, 2022 from $82.9 million in the prior year comparable period. The increase was primarily driven by additional bad debt expense, an increase in medical expenses due to additional claims, $0.9 million of additional stock compensation expense and severance and one-time expenses in connection with growth initiatives of approximately $1.0 million.

Bad debt expense for the six months ended June 30, 2021 was lower than historical amounts due to an adjustment made in the first quarter of 2021 to qualifying student accounts receivables as permitted by the Higher Education Emergency Relieve Funds (“HEERF”).  In accordance with the applicable guidance, the Company combined HEERF funding with Company funds to provide financial relief to students who dropped from school due to COVID-19 related circumstances with unpaid accounts receivable balances during the period from March 15, 2020 to March 31, 2021.  The relief resulted in a net benefit to bad debt expense of approximately $3.0 million. Without this adjustment bad debt expense for the six months ended June 30, 2022 as a percentage of total revenue, would have been comparable to that reported in the prior year comparable period.

Selling, general and administrative expense, as a percentage of revenue, increased to 56.2% from 52.3% for the six months ended June 30, 2022 and 2021, respectively.

Gain on sale of asset. Gain on sale of assets increased to $0.2 million for the six months ended June 30, 2022 from less than $0.1 million in the prior year comparable period.  The increase year over year was the result of the sale of our Suffield, Connecticut property, which was previously a former campus.  Net proceeds received from the sale were approximately $2.4 million resulting in a $0.2 million gain in the current year.

Net interest expense.  Net interest expense decreased by approximately $0.5 million, or 86.8% to less than $0.1 million for the six months ended June 30, 2022 from $0.6 million in the prior year comparable period.  The decrease in expense was due to the payoff of all outstanding debt during the fourth quarter of last year in connection with the sale leaseback transaction.

Income taxes.  Our benefit for income taxes was $0.5 million for the six months ended June 30, 2022 compared to a provision for income taxes of $2.0 million in the prior year comparable period.  The benefit for the six months ended June 30, 2022 was due primarily to a pre-tax book loss and a discrete item relating to restricted stock vesting, while the provision in the prior year was due primarily to pre-tax income position.

Index
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

Index
The following table presents results for our two reportable segments for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	% Change
Revenue:
Transportation and Skilled Trades	$57,973	$56,965	1.8%
Healthcare and Other Professions	24,169	23,499	2.9%
Total	$82,142	$80,464	2.1%

Operating Income (loss):
Transportation and Skilled Trades	$7,094	$11,256	-37.0%
Healthcare and Other Professions	1,609	2,962	-45.7%
Corporate	(8,307)	(10,766)	22.8%
Total	$396	$3,452	-88.5%

Starts:
Transportation and Skilled Trades	2,583	2,509	2.9%
Healthcare and Other Professions	1,269	1,194	6.3%
Total	3,852	3,703	4.0%

Average Population:
Transportation and Skilled Trades	8,315	8,039	3.4%
Leave of Absence - COVID-19	-	(25)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,315	8,014	3.8%

Healthcare and Other Professions	4,322	4,508	-4.1%
Leave of Absence - COVID-19	-	(40)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,322	4,468	-3.3%

Total	12,637	12,547	0.7%
Total Excluding Leave of Absence - COVID-19	12,637	12,482	1.2%

End of Period Population:
Transportation and Skilled Trades	8,765	8,467	3.5%
Leave of Absence - COVID-19	-	(7)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,765	8,460	3.6%

Healthcare and Other Professions	4,237	4,410	-3.9%
Leave of Absence - COVID-19	-	(10)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,237	4,400	-3.7%

Total	13,002	12,877	1.0%
Total Excluding Leave of Absence - COVID-19	13,002	12,860	1.1%

Index
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Transportation and Skilled Trades
Operating income was $7.1 million for the three months ended June 30, 2022 compared to $11.3 million in the prior year comparable period.  The change quarter over quarter was driven by the following factors:

•
Revenue increased $1.0 million, or 1.8% to $58.0 million for the three months ended June 30, 2022 from $57.0 million in the prior year comparable period.  The increase in revenue was primarily due to a 3.8% increase in average student population driven by a higher beginning of period population in the current quarter of approximately 350 students.

•
Educational services and facilities expense increased $1.6 million, or 6.8% to $24.3 million for the three months ended June 30, 2022 from $22.7 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional increases were primarily driven by salary increases mainly due to market adjustments and larger staffing levels as a result of population growth and program expansion.  Facility expense increases were the result of approximately $0.8 million of additional rent expense from the sale leaseback transaction relating to our Denver and Grand Prairie campuses consummated in the fourth quarter of 2021.  Partially offsetting the additional facility costs are reductions in depreciation expense.

•
Selling, general and administrative expense increased $3.6 million, or 15.7% to $26.6 million for the three months ended June 30, 2022 from $23.0 million in the prior year comparable period.  The increase was primarily driven additional bad debt expense driven by a decrease in our historical repayment rates.

Healthcare and Other Professions
Operating income was $1.6 million for the three months ended June 30, 2022 compared to $2.9 million in the prior year comparable period.  The change quarter over quarter was driven by the following factors:

•
Revenue increased by $0.7 million, or 2.9% to $24.1 million for the three months ended June 30, 2022 from $23.4 million in the prior year comparable period.  The increase in revenue was primarily the result of a 6.3% increase in average revenue per student.

•
Educational services and facilities expense increased $0.9 million, or 7.8% to $11.8 million for the three months ended June 30, 2022 from 11.0 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Additional instructional expenses were primarily driven by salary increases due to market adjustments and larger staffing levels.  Facility expense increases were primarily due to additional spending for common area maintenance quarter over quarter.

•
Selling, general and administrative expenses increased $1.2 million, or 12.2% to $10.7 million for the three months ended June 30, 2022 from $9.5 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense driven by a decrease in our historical repayment rates.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $8.3 million and $10.8 million for the three months ended June 30, 2022 and 2021, respectively.  The decrease in expense quarter over quarter was primarily driven by a reduction in incentive compensation and a gain resulting from the sale of our Suffield, Connecticut property, which was previously a former campus.  Net proceeds received from the sale were approximately $2.4 million resulting in a $0.2 million gain in the current quarter.

Index
The following table presents results for our two reportable segments for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	% Change
Revenue:
Transportation and Skilled Trades	$116,758	$112,636	3.7%
Healthcare and Other Professions	47,939	45,825	4.6%
Total	$164,697	$158,461	3.9%

Operating Income (loss):
Transportation and Skilled Trades	$14,340	$23,581	-39.2%
Healthcare and Other Professions	2,916	5,911	-50.7%
Corporate	(17,186)	(20,020)	14.2%
Total	$70	$9,472	-99.3%

Starts:
Transportation and Skilled Trades	4,761	4,848	-1.8%
Healthcare and Other Professions	2,444	2,403	1.7%
Total	7,205	7,251	-0.6%

Average Population:
Transportation and Skilled Trades	8,417	8,036	4.7%
Leave of Absence - COVID-19	-	(20)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,417	8,016	5.0%

Healthcare and Other Professions	4,344	4,459	-2.6%
Leave of Absence - COVID-19	-	(65)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,344	4,394	-1.1%

Total	12,761	12,495	2.1%
Total Excluding Leave of Absence - COVID-19	12,761	12,410	2.8%

End of Period Population:
Transportation and Skilled Trades	8,765	8,467	3.5%
Leave of Absence - COVID-19	-	(7)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,765	8,460	3.6%

Healthcare and Other Professions	4,237	4,410	-3.9%
Leave of Absence - COVID-19	-	(10)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,237	4,400	-3.7%

Total	13,002	12,877	1.0%
Total Excluding Leave of Absence - COVID-19	13,002	12,860	1.1%

Index
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Transportation and Skilled Trades
Operating income was $14.3 million for the six months ended June 30, 2022 compared to $23.6 million in the prior year comparable period.  The change year over year was driven by the following factors:

•
Revenue increased $4.1 million, or 3.7% to $116.7 million for the six months ended June 30, 2022 from $112.6 million in the prior year comparable period.  The increase in revenue was primarily driven by a 5.0% increase in average student population mainly driven by a higher beginning of period population in the current year of approximately 730 students.

•
Educational services and facilities expense increased $4.2 million, or 9.4% to $48.8 million for the six months ended June 30, 2022 from $44.6 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional increases were primarily driven by salary increases mainly due to market adjustments and larger staffing levels as a result of population growth, program expansion and the return to normalized levels of in-person instruction post COVID-19 restrictions.  In addition, consumable costs increased year over year, driven by on-going inflation in addition to supply chain shortages.  Facility expense increases were the result of approximately $1.6 million of additional rent expense from the sale leaseback transaction relating to our Denver and Grand Prairie campuses consummated in the fourth quarter of 2021.  Partially offsetting the additional facility costs are reductions in depreciation expense.

•
Selling, general and administrative expense increased $9.2 million, or 20.6% to $53.6 million for the six months ended June 30, 2022 from $44.4 million in the prior year comparable period. The increase was primarily driven by additional bad debt expense driven by a decrease in our historical repayment rates.

Healthcare and Other Professions
Operating income was $2.9 million for the six months ended June 30, 2022 compared to $5.9 million in the prior year comparable period.  The change quarter over quarter was driven by the following factors:

•
Revenue increased $2.1 million, or 4.6% to $47.9 million for the six months ended June 30, 2022 from $45.8 million in the prior year comparable period. The increase in revenue was primarily the result of a 5.8% increase in average revenue per student.

•
Educational services and facilities expense increased $2.1 million, or 9.7% to $23.5 million for the six months ended June 30, 2022 from $21.4 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Additional instructional expenses were primarily driven by salary increases mainly due to market adjustments and larger staffing levels in addition to the return to normalized levels of in-person instruction post COVID-19 restrictions.  Facility expense increases were primarily due to additional spending for common area maintenance year over year.

•
Selling, general and administrative expense increased $3.0 million, or 16.3% to 21.5 million for the six months ended June 30, 2022 from $18.5 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense driven by a decrease in our historical repayment rates.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $17.2 million and $20.0 million for the six months ended June 30, 2022 and 2021, respectively.  The decrease in expense year over year was primarily driven by a reduction in incentive compensation and a gain resulting from the sale of our Suffield, Connecticut property, which was previously a former campus.  Net proceeds received from the sale were approximately $2.4 million resulting in a $0.2 million gain in the current year.  Partially offsetting these cost savings is an increase in stock-based compensation and severance.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30, 2022
	2022	2021
Net cash (used in) provided by operating activities	$(9,992)	$1,067
Net cash used in investing activities	(1,192)	(3,516)
Net cash used in financing activities	(5,138)	(2,570)

As of June 30, 2022, the Company had cash and cash equivalents of $67.0 million compared to $83.3 million at December 31, 2021.
The decrease in cash position from year end was the result of several factors including the seasonality of our business, incentive compensation payments, share repurchases made under the share repurchase plan and a decrease in net income.  Partially offsetting the decrease in cash and cash equivalents was $2.4 million in net proceeds received as a result of the sale of a former campus located in Suffield, Connecticut.

On May 24, 2022, the Company announced that its Board of Directors has authorized a share repurchase program of up to $30.0 million of the Company’s outstanding common stock.  The repurchase program has been authorized for twelve months. As of June 30, 2022, the Company repurchased 414,963 shares at a cost of approximately $2.5 million.

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

Operating Activities

Net cash used in operating activities was $10.0 million for the six months ended June 30, 2022 compared to cash provided by operating activities of $1.1 million in the prior year comparable period.  The cash used in or provided by operating activities is subject to changes in working capital, which at any point in time is subject to many variables including the seasonality of our business, timing of cash receipts and cash payments and vendor payments terms.  For the six months ended June 30, 2022 net cash used in operating activities was driven by changes in working capital in addition to a decrease in net earnings year over year.

Investing Activities

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2022 compared to $3.5 million in the prior year comparable period.  The decrease in net cash used was driven by an increase in liquidity resulting from $2.4 million in net proceeds received from the sale of our former campus located in Suffield, Connecticut executed during the second quarter of the current year.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

Index
We currently lease a majority of our campuses. We own our campus in Nashville, Tennessee, which currently is subject to a sale leaseback agreement (described elsewhere in this Form 10-Q) for the sale of the property which is currently expected to be consummated within the next fifteen months.

Capital expenditures were 2% of revenues in 2021 and are expected to approximate 3% of revenues in 2022.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities was $5.1 million for the six months ended June 30, 2022 compared to $2.6 million in the prior year comparable period.  The increase in net cash used of $2.5 million was driven by the implementation of a share repurchase program during the second quarter of the current year.

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

Index
On September 23, 2021, in connection with entering into the agreements relating to the sale leaseback transaction for the Company’s Denver, Grand Prairie and Nashville campuses (collectively, the “Property Transactions”), the Company and certain of its subsidiaries entered into a Consent and Waiver Letter Agreement (the “Consent Agreement”) to the Company’s Credit Agreement with its lender.  The Consent Agreement provides the Lender’s consent to the Property Transactions and waives certain covenants in the Credit Agreement, subject to certain specified conditions. In addition, in connection with the consummation of the Property Transactions, the Lender released its mortgages and other liens on the subject-properties upon the Company’s payment in full of the outstanding principal and accrued interest on the Term Loan and any swap obligations arising from any swap transaction. Upon the consummation of the Property Transaction on October 29, 2021 the Company paid the Lender approximately $16.7 million in repayment of the Term Loan and the swap termination fee and no further borrowings may be made under the Term Loan or the Delayed Draw Term Loan. Further, during the second quarter of 2022, the Company sold a property located in Suffield, Connecticut for net proceeds of approximately $2.4 million.  Prior to the consummation of the transaction, Lincoln obtained consent from the Lender to enter into the sale of this property.

As of June 30, 2022, and December 31, 2021, the Company had zero debt outstanding under the Credit Facility for both periods and was in compliance with all debt covenants.  As of June 30, 2022, and December 31, 2021, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.  On August 5, 2022, the Company entered into a third amendment to its Credit Agreement with its lender (the “Third Amendment”), in order to extend the maturity date of the revolving loan thereunder through November 14, 2023.  The foregoing description of the Third Amendment is not complete and is qualified in its entirety by reference to the Third Amendment which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of June 30, 2022, we have no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2041 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of June 30, 2022, we had outstanding loan principal commitments to our active students of $30.0 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are packaged to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Borrower Defense to Repayment Regulations.

On July 1, 2020, the DOE’s previously published final Borrower Defense to Repayment regulations became effective. Among other things, these regulations amended the processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans first disbursed on or after July 1, 2020 based on certain acts or omissions by the institution or a covered party. The new and existing DOE regulations establish detailed procedures and standards for the loan discharge processes for periods prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020, including the information required for borrowers to receive a loan discharge, and the authority of the DOE to seek recovery from the institution of the amount of discharged loans. The regulations also modify certain components of the financial responsibility regulations, including the list of triggering events that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. See Form 10-K at Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.” The final regulations also generally permit the use of arbitration clauses and class action waivers while requiring institutions to make certain disclosures to students.

The current and future rules could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the rules may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility. See Form 10-K at Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.” Moreover, Congress or the DOE could enact or establish new laws or regulations that could restore prior versions of the borrower defense to repayment requirements or similar and potentially stricter requirements.

On July 13, 2022, the DOE published proposed regulations on borrower defense to repayment and other topics.  The proposed regulations are subject to a notice and comment period during which the public may comment on the proposed regulations and the DOE may respond to such comments and ultimately publish final regulations.  The proposed regulations regarding borrower defense to repayment and regarding closed school loan discharges are extensive and generally make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges.

Among other things, the proposed borrower defense to repayment regulations if adopted would establish a new process for evaluating borrower applications for loan discharges that would apply to all claims submitted or pending as of the anticipated July 1, 2023 effective date of the regulations.  The proposed regulations would make it easier for borrowers to obtain loan discharges and for the DOE to recoup the costs of the discharges from the institutions.  The new process would differ from the current regulations that establish a separate process for each of 3 categories of loans depending on the date the loans were disbursed to students (i.e., prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020).  As a result, the proposed new process would apply not just to loans disbursed on or after July 1, 2023, but also to older loans as long as the discharge requests are still pending as of July 1, 2023 or are submitted on or after July 1, 2023.

Index
The proposed regulations expand the types of conduct that could result in a discharge of student loans including:  1) an expanded list of substantial misrepresentations, 2) a new section regarding substantial omissions of fact, 3) breaches of contract, 4) a new section regarding aggressive and deceptive recruitment, or 5) state or federal judgments or final DOE actions that could result in a borrower defense claim.  Some of these forms of conduct also could result in other sanctions against the institutions.  See Form 10-K at Part I, Item 1. “Business – Regulatory Environment – Substantial Misrepresentation.”  The proposed regulations also make it easier for borrowers to qualify for loan discharges by establishing a presumption that borrowers reasonably relied on misrepresentations or omissions of fact, in some cases to establish a borrower defense to repayment claim based on a separate state law standard if the DOE does not approve their claims based on one of the other types of conduct, and it provides the DOE with the discretion to reopen its decisions at any time in accordance with regulatory requirements.

The DOE generally is required to publish final regulations by November 1 in order for the regulations to become effective on July 1 of the following year. We cannot predict the ultimate timing or content of the regulations that are anticipated to emerge from this process. The final regulations could result in new requirements that would make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions and impose other sanctions. The implementation of new borrower defense to repayment regulations by the DOE and the enforcement of the existing borrower defense to repayment regulations could have a material adverse effect on our business and results of operations. See Form 10-K at Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

On April 29, 2021, the Company received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning us and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE would provide to us the applications and allow us the opportunity to submit responses to them. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We have received the borrower application claims and have completed the process of thoroughly reviewing and responding to each borrower application as well as providing information in response to the DOE’s requests.

Given the early stage of this matter, management is not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending applications which could have a material adverse effect on our business and results of operations.  If the proposed borrower defense to repayment regulations take effect on July 1, 2023 and if any or all of the borrower defense to repayment applications remain pending, the DOE could attempt to apply the new regulations to the pending applications which could increase the likelihood of the DOE granting the applications because the proposed regulations are more favorable to borrowers.

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

On June 22, 2022, the DOE and plaintiffs in a lawsuit before a federal court in California submitted a proposed settlement agreement to the court.  The plaintiffs contend, among other things, that the DOE has failed to timely decide and resolve borrower defense to repayment applications submitted to the DOE. If approved, the settlement would result in full discharge and refund payments to covered student borrowers who have asserted a borrower defense to repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits.

The lawsuit is a class action against the DOE submitted by a group of students, none of whom attended any of our institutions.  We were not a party to the lawsuit.  The plaintiffs requested the court to compel the DOE to start approving or denying the pending applications.  The court granted class certification and defined the class of plaintiffs generally to include all people who borrowed a Title IV Direct loan or FFEL loan, who have asserted a borrower defense to repayment claim to the DOE, and whose borrower defense claim has not been granted or denied on the merits.  This includes an unidentified number of student borrowers who attended one of our institutions.

Index
The proposed settlement agreement includes a long list of institutions including each of our institutions. The DOE would agree under the proposed settlement agreement to discharge loans and refund all prior loan payments to each class member with loan debt associated with an institution on the list (including our institutions), including borrowers whose applications the DOE previously denied after October 30, 2019.  The DOE and the plaintiffs stated in a court filing that this provision is intended to provide for automatic relief for students at the listed schools which they estimate to total 200,000 class members.  We anticipate that the DOE believes that the class includes the borrowers with claims to which we submitted responses to the DOE.  The parties also stated that the DOE has determined that attendance at one of the institutions on the list justifies presumptive relief based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the high rate of class members with applications related to the listed schools.  The proposed settlement agreement provides a separate process for reviewing claims associated with schools not on the list.  It is unclear whether the DOE would seek to impose liabilities on us or other schools – or take other actions or impose other sanctions on us or other schools based on relief provided to students under the proposed settlement agreement (particularly if the DOE provides relief without evaluating or accounting for legal and factual information provided to the DOE by us and other schools).

On July 13, 2022, we and one other company submitted a motion to intervene in the lawsuit.  Certain other school companies submitted separate motions to intervene in the lawsuit.  We submitted the motion in order to protect our interests in the finalization and implementation of any settlement agreement the court might approve.  We noted in the motion that the proposed settlement agreement introduced, for the first time, the prospect that the DOE would “automatically” and fully discharge loans and refund payments to student borrowers without adjudication of the merits of the students’ borrower-defense applications in accordance with the DOE’s borrower-defense regulations and without ensuring that we and other institutions can defend against allegations asserted in individual borrower-defense applications. In addition, we also asserted that it would be unlawful and inappropriate if the DOE sought recoupment against us based on loans that were forgiven under the proposed settlement agreement without providing us an opportunity to address the claims and accounting for our responses to the claims as we believe is required by the regulations.  We also asserted that the lawsuit and the potential loan discharges could result in reputational harm to us and our institutions and could result in other actions against us by other federal and state agencies or by current and former students.

The court granted preliminary approval of the proposed settlement agreement on August 4, 2022, and also tentatively granted our motion for permissive intervention.  The proposed settlement agreement is subject to further review by the court before final approval of the proposed settlement agreement.    We likely will have an opportunity to file a brief opposing the final approval.  The court has scheduled a final approval hearing for November 3, 2022, and we intend to participate in the hearing and present arguments.  We cannot predict whether the court will provide final approval of the proposed settlement agreement or whether the DOE and plaintiffs will make amendments to the proposed settlement agreement.  If the proposed settlement agreement as it is currently drafted receives final approval by the court, the DOE is expected to discharge all of the pending borrower defense applications concerning us without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us.  If the DOE discharges the loans and attempts to recoup from us the discharged loan amounts, we would consider options for challenging the legal and factual basis for attempting to recoup these liabilities.  We cannot predict the timing or amount of all borrower defense applications that borrowers may submit to the DOE or that the DOE may grant in the future, or the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any.

The “90/10 Rule.”

Under the Higher Education Act, a proprietary institution that derives more than 90% of its total revenue from Title IV Programs (its “90/10 Rule percentage”) for two consecutive fiscal years becomes immediately ineligible to participate in Title IV Programs and may not reapply for eligibility until the end of at least two fiscal years. See Form 10K at Part I, Item 1. “Business – Regulatory Environment – The 90/10 Rule.” An institution with revenues exceeding 90% for a single fiscal year will be placed on provisional certification and may be subject to other enforcement measures, including a potential requirement to submit a letter of credit. See Form 10K at Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.” If an institution violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

Index
On July 28, 2022, the DOE published proposed regulations regarding the 90/10 rule among other topics.  See 10-Q at “Negotiated Rulemaking.” The proposed  90/10 rule regulations contain several new and amended provisions on a variety of topics including, among other things, confirming that the rules apply to fiscal years ending on or after January 1, 2023; noting that the DOE plans to identify the types of Federal funds to be included in the 90/10 rule in a notice in the Federal Register (which we anticipate will include a wide range of Federal student aid programs such as the veterans’ benefits programs); requiring institutions to disburse funds that students are eligible to receive for a fiscal year before the end of the fiscal year rather than delaying disbursements until a subsequent fiscal year; updating requirements for counting revenues generated from certain educational activities associated with institutional programs, from certain non-Title IV eligible educational programs, and from institutional aid programs such as institutional loans, scholarships, and income share agreements; updating technical rules for the 90/10 rule calculation; including rules for sanctions for noncompliance with the 90/10 rule and for required notifications to students and the DOE by the institution of noncompliance with the 90/10 rule.

The proposed regulations are subject to a notice and comment period before the DOE publishes final regulations after consideration of public comment. The comments are due by August 26, 2022.  The DOE has stated that it intends to consider the comments and publish the final regulations in time for them to take effect on July 1, 2023.  We cannot predict the ultimate timing and content of the final regulations, but the future regulations on 90/10 rule could have a material adverse effect on us and other schools like ours.

Negotiated Rulemaking.

The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions. We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE under the new administration may issue new regulations and guidance that could adversely impact for-profit schools including our institutions.  See Form 10-K, at Part I, Item 1. at “Business – Regulatory Environment – Negotiated Rulemaking.”  The DOE initiated two additional negotiated rulemaking processes in 2021 and 2022, respectively. The first of the two negotiated rulemaking sessions took place during the last quarter of 2021 and resulted in proposed regulations published on July 13, 2022. See Form 10-K, at Part I, Item 1. “Business – Regulatory Environment - Borrower Defense to Repayment Regulations.”

The second of the two negotiated rulemaking sessions began in January 2022 and finished during March 2022. The topics included the 90/10 rule, gainful employment, administrative capability standards, financial responsibility standards, eligibility certification procedures, changes in ownership, and ability to benefit. The DOE was expected to publish proposed regulations on each of these topics in the Federal Register for public comment during 2022. On June 22, 2022, the Office of Management and Budget (OMB) published a 2022 Spring Agenda with regulatory updates that indicated that specific Notices of Proposed Rulemaking (NPRMs) will be delayed until April 2023 for the following topics:  gainful employment, administrative capability standards, financial responsibility standards, eligibility certification procedures, and ability to benefit.  If the DOE does not publish proposed regulations until April 2023, the earliest general effective date for the final versions of regulations on these topics would be July 1, 2024.  We cannot predict the ultimate timing and content of any final regulations on these topics.

The regulatory updates published by the OMB indicate that proposed regulations regarding 90/10 and changes in ownership are expected to be published in 2022.  See Form 10-K, at Part I, Item 1. “Business – Regulatory Environment – The 90/10 Rule” and at Form 10K, at Part I, Item 1. “Business – Regulatory Environment – Change of Control.”  The proposed regulations would be subject to a notice and comment period before the DOE publishes the regulations in final.  If the final regulations are published by or before November 1, 2022, then the regulations typically would not take effect until July 1, 2023. The new regulations that the DOE ultimately will publish and implement are expected to impose a broad range of additional requirements on institutions and especially on for-profit institutions like our schools. In turn, the new regulations are likely to increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions such as letter of credit amounts, and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with the new regulations are unsuccessful. However, we cannot predict the ultimate timing and content of any final regulations following the conclusion of the rulemaking process.

We also cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred in recent years and that may occur as a result of the ongoing rulemaking process, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our institutions, including the need to cease offering a number of programs.

Index
Compliance with Regulatory Standards and Effect of Regulatory Violations.

Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE’s Office of Inspector General (“OIG”), state education agencies and other state regulators, the U.S. Department of Veterans Affairs and other federal agencies (such as, for example, the Federal Trade Commission or the Consumer Financial Protection Board ), and by our accrediting commissions. See Form 10-K, at Part I, Item1.  “Business – Regulatory Environment - Compliance with Regulatory Standards and Effect of Regulatory Violations” and at Form 10K, at Part I, Item 1. “Business – Regulatory Environment - Scrutiny of the For-Profit Postsecondary Education Sector.”

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

On December 16, 2020, the OIG began an audit of our Indianapolis institution to ensure that we used the funds provided under the Higher Education Emergency Relief Fund (“HEERF”) for allowable and intended purposes and to perform limited work on the institution’s cash management practices and HEERF reporting. We cooperated with the OIG during its audit of the institution. In September 2021, the OIG issued a final audit report containing 3 findings of alleged non-compliance and 2 additional topics that were each classified as an “other matter.” The final report was inclusive of our response to the findings and other matters. The final audit report was sent to the DOE for further consideration. On May 3, 2022, the DOE issued a determination letter in connection with the 3 findings in the OIG final audit report.  The DOE accepted our responses to each of the three findings and indicated in the letter that it considers each of the findings resolved and did not contain any further discussion of the 2 additional topics that were each classified as an “other matter.”  The DOE is not seeking recovery of funds in connection with any of the 3 findings and did not impose any liabilities or other sanctions in the May 3, 2022 determination letter.

On June 22, 2022, each of our three institutions received a separate letter from the DOE in connection with findings contained in our fiscal year 2020 compliance audit in connection with funds provided under HEERF.  The DOE letters addressed two findings in the audits for our Iselin and New Britain institutions and three findings for our New Britain institution.  Each DOE letter acknowledged our responses to the findings and deemed the findings to be resolved and closed.  The DOE letters did not impose any liabilities or other sanctions.

School Acquisitions.

When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a change of control as defined by the DOE. Upon such a change of control, a school’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. See Form 10-K at Part I, Item 1. “Business – Regulatory Environment – School Acquisitions.”  Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions. On July 28, 2022, the DOE published proposed regulations on topics including changes in ownership that, among other things, may expand the requirements applicable to school acquisitions in ways that could make it more difficult to acquire additional schools. The DOE has stated that it intends to publish final regulations following a notice and comment period in time for the final regulations to take effect on July 1, 2023.  We cannot predict the ultimate timing and content of new regulations that the DOE may publish and implement. See “Negotiated Rulemaking.”

Index
Change of Control.

In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies and our accrediting commissions have standards pertaining to the change of control of schools, but these standards are not uniform. See Form 10-K at Part 1, Item 1. “Business – Regulatory Environment – Change of Control.”  A change of control could occur as a result of future transactions in which the Company or our schools are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our shares.  On July 28, 2022, the DOE published proposed regulations on topics including regulations associated with the ownership and control of Title IV participating schools in ways that could further influence future decisions by us or by current or prospective shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock, or that could impact our ability or willingness to make certain organizational changes. The DOE has stated that it intends to publish final regulations following a notice and comment period in time for the final regulations to take effect on July 1, 2023.  We cannot predict the ultimate timing and content of new regulations that the DOE may publish and implement. See “Negotiated Rulemaking.”

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

Index
On June 7, 2022, the Massachusetts Office of the Attorney General (“AGO”) issued a civil investigative demand (“CID”) to Lincoln Technical Institute in Somerville, Massachusetts.  The CID states that it is intended to investigate possible unfair or deceptive methods, acts, or practices in violation of state law and that it relates to allegations that the institution violated law by engaging in unfair or deceptive practices in connection with their policies regarding fee refunds and associated disclosures to students and prospective students.  The CID has requested that the institution provide to the AGO a list of documentation generally from the period from January 1, 2020 to the present.  We have provided documents requested by the CID and are cooperating with the investigation.

Item 1A.	RISK FACTORS

The Company has no changes to the Risk Factors disclosed in our Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities.

On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for twelve months authorizing purchases of up to $30.0 million.  The following table presents the number and average price of shares purchased during the three months ended June 30, 2022.  The remaining authorized amount for share repurchases under the program is approximately $27.5 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
April 1, 2022 to April 30, 2022	-	$-	-	$-
May 1, 2022 to May 31, 2022	106,170	6.04	106,170	29,358,786
June 1, 2022 to June 30, 2022	308,793	6.14	308,793	27,461,655
Total	414,963	6.12	414,963

For more information on the share repurchase plan, see Note 7 to our condensed consolidated financial statements.

Item 3.	DEFAULTS ON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

On August 5, 2022, the Company entered into a third amendment to its Credit Agreement with Webster Bank, National Bank (the “Third Amendment”), in order to extend the maturity date of the revolving loan thereunder through November 14, 2023.  The foregoing description of the Third Amendment is not complete and is qualified in its entirety by reference to the Third Amendment which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Index
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

10.1
Second Amendment to the Credit Agreement dated May 23, 2022 among Lincoln Educational Services Corporation and its subsidiaries named therein and Webster Bank, National Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 24, 2022).

10.2*	Third Amendment to the Credit Agreement dated August 5, 2022 among Lincoln Educational Services Corporation and its subsidiaries named therein and Webster Bank, National Bank.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 8, 2022	By:	/s/ Brian Meyers
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

10.1
Second Amendment to the Credit Agreement dated May 23, 2022 among Lincoln Educational Services Corporation and its subsidiaries named therein and Webster Bank, National Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 24, 2022)

10.2*	Third Amendment to the Credit Agreement dated August 5, 2022 among Lincoln Educational Services Corporation and its subsidiaries named therein and Webster Bank, National Bank.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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