Form 10-Q
period 2022-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2022-11-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of  November 7, 2022, there were 26,255,580 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the nine months ended September 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	6
	Notes to (Unaudited) Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosure	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
	SIGNATURES	44

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,619	$83,307
Accounts receivable, less allowance of $27,364 and $26,837 at September 30, 2022 and December 31, 2021, respectively	31,902	26,159
Inventories	2,714	2,721
Prepaid expenses and other current assets	2,255	4,881
Assets held for sale	4,559	4,559
Total current assets	111,049	121,627

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $147,843 and $153,335 at September 30, 2022 and December 31, 2021, respectively	23,842	23,119

OTHER ASSETS:
Noncurrent receivables, less allowance of $6,438 and $5,084 at September 30, 2022 and December 31, 2021, respectively	21,864	20,028
Deferred income taxes, net	23,644	23,708
Operating lease right-of-use assets	95,522	91,487
Goodwill	14,536	14,536
Other assets, net	819	794
Total other assets	156,385	150,553
TOTAL ASSETS	$291,276	$295,299

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
(Continued)
	September 30,	December 31,
	2022	2021
LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$22,744	$25,405
Accounts payable	16,242	12,297
Accrued expenses	10,038	15,669
Income taxes payable	514	1,017
Current portion of operating lease liabilities	10,313	11,479
Other short-term liabilities	32	15
Total current liabilities	59,883	65,882

NONCURRENT LIABILITIES:
Pension plan liabilities	1,250	1,607
Long-term portion of operating lease liabilities	91,999	86,410
Total liabilities	153,132	153,899

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - 10,000,000 shares authorized, Series A convertible preferred shares, 12,700 shares issued and outstanding at September 30, 2022 and December 31, 2021	11,982	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized: 100,000,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding: 26,255,580 shares at September 30, 2022 and 27,000,687 shares at December 31, 2021	51,784	141,377
Additional paid-in capital	32,814	32,439
Treasury stock at cost - 0 and 5,910,541 shares at September 30, 2022 and December 31, 2021, respectively	-	(82,860)
Retained earnings	42,865	39,702
Accumulated other comprehensive loss	(1,301)	(1,240)
Total stockholders’ equity	126,162	129,418
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY	$291,276	$295,299

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUE	$91,813	$89,059	$256,510	$247,520
COSTS AND EXPENSES:
Educational services and facilities	39,933	38,105	112,234	104,143
Selling, general and administrative	46,984	45,209	139,503	128,159
Loss (gain) on disposition of assets	16	-	(178)	1
Total costs & expenses	86,933	83,314	251,559	232,303
OPERATING INCOME	4,880	5,745	4,951	15,217
OTHER:
Interest expense	(36)	(292)	(114)	(874)
INCOME BEFORE INCOME TAXES	4,844	5,453	4,837	14,343
PROVISION FOR INCOME TAXES	1,300	1,614	761	3,589
NET INCOME	$3,544	$3,839	$4,076	$10,754
PREFERRED STOCK DIVIDENDS	304	304	912	912
INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,240	$3,535	$3,164	$9,842
Basic and diluted
Net income per common share	$0.10	$0.11	$0.10	$0.30
Weighted average number of common shares outstanding:
Basic and diluted	25,381	25,135	25,692	25,043

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$3,544	$3,839	$4,076	$10,754
Other comprehensive income (loss)
Derivative qualifying as a cash flow hedge, net of taxes (nil)	-	65	-	326
Employee pension plan adjustments, net of taxes (nil)	(21)	(134)	(61)	(403)
Comprehensive income	$3,523	$3,770	$4,015	$10,677

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2022	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982
Net income	-	-	-	-	272	-	272	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(30)	(30)	-	-
Stock-based compensation expense
Restricted stock	528,121	-	1,239	-	-	-	1,239	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE - March 31, 2022	27,260,154	141,377	31,686	(82,860)	39,670	(1,270)	128,603	12,700	11,982
Net income	-	-	-	-	259	-	259	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(10)	(10)	-	-
Stock-based compensation expense
Restricted stock	78,829	-	491	-	-	-	491	-	-
Treasury stock cancellation	-	(82,860)	-	82,860	-	-	-	-	-
Share repurchase	(414,963)	(2,538)	-	-	-	-	(2,538)	-	-
BALANCE - June 30, 2022	26,924,020	55,979	32,177	-	39,625	(1,280)	126,501	12,700	11,982
Net income	-	-	-	-	3,544	-	3,544	-	-
Preferred stock dividends	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(21)	(21)	-	-
Stock-based compensation expense
Restricted stock	-	-	637	-	-	-	637	-	-
Share repurchase	(668,440)	(4,195)	-	-	-	-	(4,195)	-	-
BALANCE - September 30, 2022	26,255,580	$51,784	$32,814	$-	$42,865	$(1,301)	$126,162	12,700	$11,982

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2021	26,476,329	$141,377	$30,512	$(82,860)	$6,203	$(4,165)	$91,067	12,700	$11,982
Net income	-	-	-	-	4,489	-	4,489	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	211	211	-	-
Stock-based compensation expense
Restricted stock	574,614	-	493	-	-	-	493	-	-
Net share settlement for equity-based compensation	(154,973)	-	(962)	-	-	-	(962)	-	-
BALANCE - March 31, 2021	26,895,970	141,377	30,043	(82,860)	10,388	(4,088)	94,860	12,700	11,982
Net income	-	-	-	-	2,426	-	2,426	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	49	49	-	-
Stock-based compensation expense
Restricted stock	76,195	-	844	-	-	-	844	-	-
BALANCE - June 30, 2021	26,972,165	141,377	30,887	(82,860)	12,510	(4,173)	97,741	12,700	11,982
Net income	-	-	-	-	3,839	-	3,839	-	-
Preferred stock dividends	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(134)	(134)	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	65	65	-	-
Stock-based compensation expense
Restricted stock	6,267	-	756	-	-	-	756	-	-
BALANCE - September 30, 2021	26,978,432	$141,377	$31,643	$(82,860)	$16,045	$(4,242)	$101,963	12,700	$11,982

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,076	$10,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,618	5,620
Amortization of deferred finance charges	-	136
Deferred income taxes	64	3,636
(Gain) loss on disposition of assets	(178)	1
Fixed asset donations	(245)	(2,050)
Provision for doubtful accounts	24,888	19,816
Stock-based compensation expense	2,367	2,093
(Increase) decrease in assets:
Accounts receivable	(32,467)	(22,122)
Inventories	7	(761)
Prepaid income taxes and income taxes payable	(503)	(729)
Prepaid expenses and current assets	2,550	725
Other assets, net	329	274
Increase (decrease) in liabilities:
Accounts payable	3,800	(186)
Accrued expenses	(5,631)	(914)
Unearned tuition	(2,661)	1,238
Other liabilities	(402)	219
Total adjustments	(3,464)	6,996
Net cash provided by operating activities	612	17,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,053)	(5,252)
Proceeds from sale of property and equipment	2,390	-
Net cash used in investing activities	(4,663)	(5,252)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	-	(1,500)
Dividend payment for preferred stock	(912)	(912)
Share repurchase	(6,733)	-
Net share settlement for equity-based compensation	(1,992)	(962)
Net cash used in financing activities	(9,637)	(3,374)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,688)	9,124
CASH AND CASH EQUIVALENTS —Beginning of period	83,307	38,026
CASH AND CASH EQUIVALENTS—End of period	$69,619	$47,150

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Nine Months Ended
	September 30,
	2022	2021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$132	$795
Income taxes	$1,216	$681
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$501	$2,684

See notes to unaudited condensed consolidated financial statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(In thousands, except share and per share amounts and unless otherwise stated)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities - Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in automotive technology, skilled trades (which include HVAC, welding and computerized numerical control and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (the “DOE” or the “Department”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

The Company’s business is organized into two reportable business segments: (a) Transportation and Skilled Trades, and (b) Healthcare and Other Professions (“HOPS”).

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2021 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022.

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

New Accounting Pronouncements – In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This amendment introduced the requirement for an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the requirements of FASB Accounting Standards Codification (“ASC”) “Topic 606, Revenue from Contracts with Customers”, rather than at fair value. The Company has evaluated the ASU and has determined that there is no impact on its condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provided temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provided optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It was intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has evaluated the ASU and has determined that there is no impact on its condensed consolidated financial statements and related disclosures.

Index
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removed separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and hence most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. ASU No. 2020-06 is effective for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years. For convertible instruments that include a down-round feature, entities may early adopt the amendments that apply to the down-round features if they have not yet adopted the amendments in ASU 2017-11. The Company has evaluated the ASU and has determined that there is no impact on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. The ASU and the subsequent modifications were identified as ASC Topic 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU deferred the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 added a SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updated the SEC section of the Codification for the change in the effective date of Topic 842. Early adoption is permitted. We are currently assessing the impact that these ASUs will have on our condensed consolidated financial statements and related disclosures.

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

On August 16, 2022, the Inflation Reduction Act was enacted and signed into law. The act is a budget reconciliation package that includes significant changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. The Company does not expect the tax provisions of the act to have a material impact to our condensed consolidated financial statements.

Index
During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any interest or penalties expense associated with uncertain tax positions.

Derivative Instruments - The Company records the fair value of derivative instruments as either assets or liabilities on the condensed consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

The Company presents basic and diluted income per common share using the two-class method which requires all outstanding Series A Preferred Stock and unvested restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed income is then allocated to common stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on Series A Preferred Stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding. The basic and diluted net income amounts are the same for the three and nine months ended September 30, 2022 and 2021 as a result of the anti-dilutive impact of the potentially dilutive securities.

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

Index
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2022	2021	2022	2021
Numerator:
Net income	$3,544	$3,839	$4,076	$10,754
Less: preferred stock dividend	(304)	(304)	(912)	(912)
Less: allocation to preferred stockholders	(540)	(582)	(522)	(1,629)
Less: allocation to restricted stockholders	(155)	(232)	(153)	(634)
Net income allocated to common stockholders	$2,545	$2,721	$2,489	$7,579

Basic income per share:
Denominator:
Weighted average common shares outstanding	25,381,447	25,135,381	25,692,094	25,043,357
Basic income per share	$0.10	$0.11	$0.10	$0.30

Diluted income per share:
Denominator:
Weighted average number of:
Common shares outstanding	25,381,447	25,135,381	25,692,094	25,043,357
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-	-	-
Unvested restricted stock	-	-	-	-
Dilutive shares outstanding	25,381,447	25,135,381	25,692,094	25,043,357
Diluted income per share	$0.10	$0.11	$0.10	$0.30

The following table summarizes the potential weighted average shares of common stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2022	2021	2022	2021
Series A Preferred Stock	5,381,356	5,381,356	5,381,356	5,381,356
Unvested restricted stock	1,548,265	815,383	1,582,493	823,662
	6,929,621	6,196,739	6,963,849	6,205,018

3.	REVENUE RECOGNITION

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

Index
Unearned tuition in the amount of $22.7 million and $25.4 million is recorded in the current liabilities section of the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The change in this contract liability balance during the nine-month period ended September 30, 2022 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine-month period ended September 30, 2022 that was included in the contract liability balance at the beginning of the year was $24.6 million.

The following table depicts the timing of revenue recognition:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$6,059	$1,651	$7,710	$12,904	$4,570	$17,474
Services transferred over time	61,270	22,833	84,103	171,183	67,853	239,036
Total revenues	$67,329	$24,484	$91,813	$184,087	$72,423	$256,510

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$6,203	$1,618	$7,821	$14,788	$4,234	$19,022
Services transferred over time	58,747	22,491	81,238	162,798	65,700	228,498
Total revenues	$64,950	$24,109	$89,059	$177,586	$69,934	$247,520

4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset as to which the Company has the right to control its use in determining whether the contract contains a lease. An operating lease right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 19 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

See Note 13 which discusses the sale leaseback transaction relating to the Company’s Denver and Grand Prairie campuses which closed on October 29, 2021.

On June 30, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus, in Atlanta, Georgia. The lease commenced on August 2022 with total payments due over the lease term, on an undiscounted basis of $12.2 million over the 12-year lease term. The lease contains two five-year renewal options that may be exercised by the Company at the end of the initial lease term. The Company had no involvement in the construction or design of the underlying asset and were not deemed to be in control of the asset prior to the lease commencement date. During the three months ended September 30, 2022, the Company incurred approximately $0.1 million in capital expenditures, mostly relating to architectural fees and approximately $0.1 million in rent.

Our operating lease cost for the three months ended September 30, 2022 and 2021 was $4.8 million and $3.8 million, respectively. Our operating lease cost for the nine months ended September 30, 2022 and 2021 was $14.1 million and $11.4 million, respectively. Our variable lease cost for the three and nine months ended September 30, 2022 was less than $0.1 million. The net change in ROU asset and operating lease liability is included in other assets in the condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,382	$3,972	$13,702	$11,009
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$5,844	$1,220	$12,561	$4,421

During the nine months ended September 30, 2022, the Company entered into two new leases and one lease modification that resulted in noncash re-measurement of the related ROU asset and operating lease liability of $12.6 million. This re-measurement includes the Atlanta, Georgia location, the lease of which commenced in August 2022.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	As of
	September 30,
	2022	2021
Weighted-average remaining lease term	11.36 years	5.49 years
Weighted-average discount rate	7.21%	10.77%

Maturities of lease liabilities by fiscal year for our operating leases as of September 30, 2022 are as follows:

Year ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$4,741
2023	16,167
2024	16,780
2025	14,841
2026	12,416
2027	9,532
Thereafter	69,499
Total lease payments	143,976
Less: imputed interest	(41,664)
Present value of lease liabilities	$102,312

5.	GOODWILL AND LONG-LIVED ASSETS

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

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. As of September 30, 2022 and 2021 there were no long-lived asset impairments.

Index
On December 31, 2021, as a result of impairment testing it was determined that there was an impairment of our property in Suffield, Connecticut of $0.7 million.  The impairment was the result of an assessment of the current market value, obtained via third-party engagement, as compared to the current carrying value of the assets.  The carrying value for the Suffield, Connecticut property was approximately $2.9 million.  The fair value estimate provided indicated that the current value of the property was approximately $2.2 million.  As such, the aforementioned $0.7 million impairment was recorded and the assets carrying value reduced. This property was sold during the second quarter of 2022, generating net proceeds of approximately $2.4 million and resulting in a gain on sale of asset of $0.2 million.

The carrying amount of goodwill at September 30, 2022 and 2021 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2022	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2022	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2021	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2021	$117,176	$(102,640)	$14,536

As of each of September 30, 2022 and 2021, the goodwill balance of $14.5 million is related to the Transportation and Skilled Trades segment.

6.	LONG-TERM DEBT

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).

At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the principal balance of the Term Loan maturing on the same date as the Term Loan.  Under the terms of the Credit Facility accrued interest on each loan was payable monthly in arrears with the Term Loan and the Delayed Draw Term Loan bearing interest at a floating interest rate based on the then one-month London Interbank Offered Rate (“LIBOR”) plus 3.50% and subject to a LIBOR interest rate floor of 0.25% if there was no swap agreement. Revolving Loans bore interest at a floating interest rate based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan was to be repaid within 30 days of such borrowing, the Revolving Loan accrued interest at the Lender’s prime rate plus 0.50% with a floor of 4.0%.  Line of Credit Loans bore interest at a floating interest rate based on the Lender’s prime rate of interest.  Letters of credit issued under the Revolving Loan reduced, on a dollar-for-dollar basis, the availability of borrowings under the Revolving Loan. Letters of credit were charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) 0.25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Borrowings under the Line of Credit Loan were secured by cash collateral. The Lender received an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

Index
In addition to the foregoing, the Credit Agreement contained customary representations, warranties, and affirmative and negative covenants (including financial covenants that (i) restricted capital expenditures, (ii) restricted leverage, (iii) required maintaining minimum tangible net worth, (iv) required maintaining a minimum fixed charge coverage ratio and (v) required the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, would result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. The Credit Agreement also limited the payment of cash dividends during the first 24-months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such 24-month period to increase the amount of permitted cash dividends that the Company can pay on its Series A Preferred Stock.

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

Pursuant to certain amendments and modifications to the Credit Agreement and other loan documents, the Term Loan and the Delayed Draw Term Loan were paid off in full and on January 21, 2021, the Line of Credit expired by the terms, conditions and provisions of the Credit Agreement and the Credit Agreement was extended and would have matured on November 14, 2023.

As of September 30, 2022, and December 31, 2021, the Company had zero debt outstanding under the Credit Facility for both periods and was in compliance with all debt covenants.  As of September 30, 2022, and December 31, 2021, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Subsequent to the end of the quarter, on November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender has agreed to allow the Company’s existing letters of credit to remain outstanding provided that they are cash collateralized.

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

Preferred Stock

On November 14, 2019, the Company raised gross proceeds of $12.7 million from the sale of 12,700 shares of its newly designated Series A Convertible Preferred Stock, no par value per share (the “Series A Preferred Stock”). The Series A Preferred Stock was designated by the Company’s Board of Directors pursuant to a certificate of amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”). The liquidation preference associated with the Series A Preferred Stock was $1,000 per share as of December 31, 2021. Upon issuance each share of Series A Preferred Stock was convertible at $2.36 per share of common stock (as may be adjusted pursuant to the Charter Amendment, the “Conversion Price”) into 423,729 shares of common stock (the number of shares into which the Series A Preferred Stock is convertible at any time, the “Conversion Shares”). The Company incurred issuance costs of $0.7 million as part of this transaction.

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

Dividends. Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  The Company, at its option, may pay dividends either (a) in cash or (b) by increasing the number of Conversion Shares by the dollar amount of the dividend divided by the Conversion Price.  The dividend rate is subject to increase (a) 2.4% per annum on the fifth anniversary of the issuance of the Series A Preferred Stock and (b) by 2% per annum but in no event above 14% per annum should the Company fail to perform certain obligations under the Charter Amendment.  The Series A Preferred Stock is not currently redeemable and may not become redeemable in the future. As a result, the Company is not required to re-measure the Series A Preferred Stock and does not accrete changes in the redemption value. As of September 30, 2022, and December 31, 2021, we paid $0.9 million and $1.2 million, respectively, in cash dividends on the outstanding shares of Series A Preferred Stock rather than increasing the number of Conversion Shares. Dividends are included in the condensed consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

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

For the nine months ended September 30, 2022 and 2021, the Company completed a net share settlement for 268,654 and 154,973 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2021 and/or 2020, creating taxable income for the employees. At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $2.0 million and less than $1.0 million for each of the three and nine months ended September 30, 2022 and 2021, respectively, to equity on the condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2021	1,743,846	$3.89
Granted	606,950	7.21
Canceled	-	-
Vested	(802,530)	4.18

Nonvested restricted stock outstanding at September 30, 2022	1,548,266	5.18

The restricted stock expense for the three months ended September 30, 2022 and 2021 was $0.6 million and $0.8 million, respectively. The restricted stock expense for the nine months ended September 30, 2022 and 2021 was $2.4 million and $2.1 million, respectively. The unrecognized restricted stock expense as of September 30, 2022 and December 31, 2021 was $8.0 million and $4.4 million, respectively.  As of September 30, 2022, outstanding restricted shares under the Prior Plan had aggregate intrinsic value of $8.4 million.

Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model. The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	81,000	$7.79	0.17	$-
Granted/Vested	-	-	-	-
Canceled	(81,000)	7.79	-	-

Outstanding at September 30, 2022	-	-	-	-

Vested as of September 30, 2022	-	-	-	-

Exercisable as of September 30, 2022	-	-	-	-

As of September 30, 2022, there was no unrecognized pre-tax compensation expense.

Share Repurchase Plan

On May 24, 2022, the Company announced that its Board of Directors has authorized a share repurchase program of up to $30.0 million of the Company’s outstanding common stock.  The repurchase program has been authorized for twelve months. Purchases may be made, from time to time, in open-market transactions at prevailing market prices, in privately negotiated transactions or by other means as determined by the Company’s management and in accordance with applicable federal securities laws. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. During the three months ended September 30, 2022, the Company repurchased 668,440 shares of its common stock at an aggregate cost of approximately $4.2 million. During the nine months ended September 30, 2022, the Company repurchased 1,083,403 shares of its common stock at an aggregate cost of approximately $6.7 million. These shares were subsequently canceled and recorded as a reduction of common stock.

Index

8.	INCOME TAXES

The income tax provision for the three months ended September 30, 2022 and 2021 was $1.3 million, or 26.8% of pre-tax income, compared to $1.6 million, or 29.6% of pre-tax income, respectively. The income tax provision for the nine months ended September 30, 2022 and 2021 was approximately $0.8 million, or 15.7% of pre-tax income, and approximately $3.6 million, or 25.0% of pre-tax income, respectively. The decrease in effective tax rate was due to a higher discrete benefit relating to restricted stock vesting.

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

Index
Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating income (Loss)
	2022	% of Total	2021	% of Total	2022	2021
Transportation and Skilled Trades	$67,329	73.3%	$64,950	72.9%	$11,768	$11,842
Healthcare and Other Professions	24,484	26.7%	24,109	27.1%	1,180	1,833
Corporate	-		-		(8,068)	(7,930)
Total	$91,813	100.0%	$89,059	100.0%	$4,880	$5,745

	For the Nine Months Ended September 30,
	Revenue				Operating income (Loss)
	2022	% of Total	2021	% of Total	2022	2021
Transportation and Skilled Trades	$184,087	71.8%	$177,586	71.7%	$26,108	$35,423
Healthcare and Other Professions	72,423	28.2%	69,934	28.3%	4,095	7,743
Corporate	-		-		(25,252)	(27,949)
Total	$256,510	100.0%	$247,520	100.0%	$4,951	$15,217

	Total Assets
	September 30, 2022	December 31, 2021
Transportation and Skilled Trades	$150,715	$156,531
Healthcare and Other Professions	36,263	33,959
Corporate	104,298	104,809
Total	$291,276	$295,299

11.	FAIR VALUE

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

The following summarizes the financial statement classification and amount of interest expense recognized on hedging instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest Expense
Interest Rate Swap	$-	$100	$-	$200

The following summarizes the effect of derivative instruments designated as hedging instruments in Other Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Derivative qualifying as cash flow hedge
Interest rate swap income	$-	$65	$-	$326

12.	COVID-19 PANDEMIC AND CARES ACT

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

In response to the COVID-19 pandemic, in 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing a $2 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.  Among other things, the CARES Act includes a $14 billion higher education emergency relief fund (“HEERF”) for the DOE to distribute directly to institutions of higher education. The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively. As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment. Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable, driving a decrease in bad debt expense. Both uses resulted in a decrease in our selling, general and administrative expenses. Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency which the Company has done.  The Company was also permitted to defer payment of FICA payroll taxes through January 1, 2021 and did so but, pursuant to requirements of the deferment, repaid 50% of the deferred payments by January 3, 2022, and will need to repay the remaining 50% by January 3, 2023. As of September 30, 2022, the Company had deferred payments of $2.3 million included in accrued expenses in the condensed consolidated balance sheet.

Index
In December 2020, the Consolidated Appropriations Act, 2021 was enacted which included the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions. In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  The DOE has allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of September 30, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds. The remainder of the funds are on hold by the DOE and will be distributed to the students upon release. Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

13.	Property Sale Agreements

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company (“Nashville Acquisition”), entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”), for an aggregate sale price of $34.5 million, subject to customary adjustments at closing. The Company intends to relocate its Nashville campus to a more efficient and technologically advanced facility in the Nashville metropolitan area but has not yet determined a location.

The Company and SLC have agreed to an extension of the due diligence period under the Nashville Contract. Consequently, this transaction is expected to close during the second quarter of 2023. During this time, non-refundable payments will be made to the Company by SLC totaling $1.1 million in the aggregate through March 2023. The payments will be applied towards the purchase price assuming a closing does occur. As of September 30, 2022, the Company has received approximately $0.2 million in non-refundable payments from SLC. The Nashville, Tennessee property is currently classified as assets held for sale in the condensed consolidated balance sheet as of September 30, 2022.

Sale Leaseback Transaction - Denver, Colorado and Grand Prairie, Texas Campuses

On September 24, 2021, Lincoln Technical Institute, Inc. and LTI Holdings, LLC, each a wholly-owned subsidiary of the Company (collectively, “Lincoln”), entered into an Agreement for Purchase and Sale of Property for the sale of the properties located at 11194 E. 45th Avenue, Denver, Colorado 80239 and 2915 Alouette Drive, Grand Prairie, Texas 75052, at which the Company operates its Denver and Grand Prairie campuses, respectively, to LNT Denver (Multi) LLC, a subsidiary of LCN Capital Partners (“LNT”), for an aggregate sale price of $46.5 million, subject to customary adjustments at closing. Closing of the sale occurred on October 29, 2021. Concurrently with consummation of the sale, the parties entered into a triple-net lease agreement for each of the properties pursuant to which the properties are being leased back to Lincoln Technical Institute, Inc. for a twenty-year term at an initial annual base rent, payable quarterly in advance, of approximately $2.6 million for the first year with annual 2.00% increases thereafter and includes four subsequent five-year renewal options in which the base rent is reset at the commencement of each renewal term at then current fair market rent for the first year of each renewal term with annual 2.00% increases thereafter in each such renewal term. The lease, in each case, provides Lincoln with a right of first offer should LNT wish to sell the property. The Company has provided a guaranty of the financial and other obligations of Lincoln Technical Institute, Inc. under each lease.  The Company evaluated factors in ASC Topic 606, Revenue Recognition, to conclude that the transaction qualified as a sale. This included analyzing the right of first offer clause to determine whether it represents a repurchase agreement that would preclude the transaction from being accounted for as a successful sale. At the consummation of the sale, the Company recognized a gain on sale of assets of $22.5 million. Additionally, the Company evaluated factors in ASC Topic 842, Leases, and concluded that the newly created leases met the definition of an operating lease. The Company also recorded ROU Asset and lease liabilities of $40.1 million. The sale leaseback transaction provided the Company with net proceeds of approximately $45.4 million, with the proceeds partially used for the repayment of the Company’s outstanding term loan of $16.2 million and swap termination fee of $0.5 million.

Index
14.	Subsequent EventS

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property has exercised an option to terminate the lease on December 8, 2023 and the Company has since determined not to pursue relocating the campus in this geographic region. For the nine months ended September 30, 2022, campus revenues were $5.3 million, representing 2.1% of total revenues, with an operating loss of $0.2 million. The Company has developed a plan to deliver instruction for the approximately 300 students at the Somerville campus, which will be reported in the Transitional Segment beginning in the fourth quarter. Total costs to close the campus including the teach-out will be approximately $2.0 million and should be completed by the end of 2023.

Additionally, subsequent to the end of the quarter, on November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan. The Lender has agreed to allow the Company’s existing letters of credit to remain outstanding provided that they are cash collateralized.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “we,” “our,” “us” and the “Company,” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

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

Index
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Condensed Consolidated Financial Statements included in our Form 10-K and Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended September 30, 2022.

Effect of Inflation

Inflation has not had a material effect on our operations except for some inflationary pressures on certain instructional expenses including consumables and in instances where potential students have not wanted to incur additional debt or increased travel expense.

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2022

The following table sets forth selected condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.5%	42.8%	43.8%	42.1%
Selling, general and administrative	51.2%	50.8%	54.4%	51.8%
Loss (gain) on sale of assets	0.0%	0.0%	-0.1%	0.0%
Total costs and expenses	94.7%	93.6%	98.1%	93.9%
Operating income	5.3%	6.4%	1.9%	6.1%
Interest expense, net	0.0%	-0.3%	0.0%	-0.4%
Income from operations before income taxes	5.3%	6.1%	1.9%	5.8%
Provision for income taxes	1.4%	1.8%	0.3%	1.4%
Net income	3.9%	4.3%	1.6%	4.3%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Consolidated Results of Operations

Revenue.  Revenue increased $2.7 million, or 3.1% to $91.8 million for the three months ended September 30, 2022 from $89.1 million in the prior year comparable period. The revenue increase was driven by a 5.9% increase in average revenue per student which more than offset a 2.7% decline in the average student population for the quarter.  Average student population declined as a result of the 9.2% decline in new student starts for the quarter compared to last year.  The higher revenue per student resulted from tuition increases combined with more efficient program delivery through the roll-out of the Company’s new hybrid teaching model.  The hybrid model delivers higher daily revenue rates in certain programs as their overall duration can be shortened.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $1.8 million, or 4.8% to $39.9 million for the three months ended September 30, 2022 from $38.1 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.

Instructional salaries increased mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.

Facility expenses increased as a result of approximately $0.8 million of additional rent expense from the sale leaseback transaction relating to our Denver and Grand Prairie campuses consummated in the fourth quarter of 2021.

Index
Educational services and facilities expense, as a percentage of revenue, increased to 43.5% from 42.8% for the three months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $1.8 million, or 3.9% to $47.0 million for the three months ended September 30, 2022, from $45.2 million in the prior year comparable period.  The increase was driven by several factors, including increased salary and benefits expense driven by higher salary and medical claims, severance expense as we better align our cost structure in certain functions, additional spending for the centralization of financial aid, expected to be completed by year-end and one-time expenses in connection with growth initiatives.

Selling, general and administrative expense, as a percentage of revenue, increased to 51.2% from 50.8% for the three months ended September 30, 2022 and 2021, respectively.

Net interest expense.  Net interest expense decreased by approximately $0.3 million, or 87.7% to less than $0.1 million for the three months ended September 30, 2022 from $0.3 million in the prior year comparable period.  The decrease in expense was due to the payoff of all outstanding debt during the fourth quarter of the prior year in connection with the sale leaseback transaction.

Income taxes.  Our income tax provision for the three months ended September 30, 2022 was $1.3 million, or 26.8% of pre-tax income, compared to $1.6 million, or 29.6% of pre-tax income, in the prior year comparable period.  The decrease in effective tax rate was due to a higher discrete benefit relating to restricted stock vesting.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Consolidated Results of Operations

Revenue.  Revenue increased $9.0 million, or 3.6% to $256.5 million for the nine months ended September 30, 2022 from $247.5 million in the prior year comparable period.  The increase in revenue was driven by several factors including a slight increase in average student population, beginning the year with approximately 740 more students than in the prior year comparable period, average revenue per student, up 2.7% driven by tuition increases combined with more efficient program delivery through the roll-out of the Company’s new hybrid teaching model.  The hybrid model delivers higher daily revenue rates in certain programs as their overall duration can be shortened.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $8.1 million, or 7.8% to $112.2 million for the nine months ended September 30, 2022 from $104.1 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.

Instructional salaries increased mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.  Further contributing to the increase were current market conditions, program expansion and the return to normalized levels of in-person instruction post COVID-19 restrictions.  In addition, consumables prices rose sharply driven by on-going inflation and supply chain shortages

Facility expenses increased as a result of approximately $2.4 million of additional rent expense relating to our Denver and Grand Prairie campuses which are now leased subsequent to the consummation of the sale leaseback transaction relating to those campuses in the fourth quarter of 2021.

Educational services and facilities expense, as a percentage of revenue, increased to 43.8% from 42.1% for the nine months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $11.3 million, or 8.9% to $139.5 million for the nine months ended September 30, 2022 from $128.2 million in the prior year comparable period.  The increase was driven by several factors including additional bad debt expense, increased salaries and benefits expense, severance and stock compensation related to severance, additional salary expense relating to sales aimed at continuing to grow high school population, increased spending in student services and career services as staffing levels were increased to accommodate an increasing number of students graduating and to assist with placements of graduates and lastly, one-time expenses made in connection with growth initiatives.

Index
Bad debt expense for the nine months ended September 30, 2021 was lower than historical amounts due to an adjustment made in the first quarter of 2021 to qualifying student accounts receivables as permitted by the Higher Education Emergency Relieve Funds (“HEERF”).  In accordance with the applicable guidance, the Company combined HEERF funding with Company funds to provide financial relief to students who dropped from school due to COVID-19 related circumstances with unpaid accounts receivable balances during the period from March 15, 2020 to March 31, 2021.  The relief resulted in a net benefit to bad debt expense of approximately $3.0 million.

Selling, general and administrative expense, as a percentage of revenue, increased to 54.4% from 51.8% for the nine months ended September 30, 2022 and 2021, respectively.

Gain on sale of assets. Gain on sale of assets increased to $0.2 million for the nine months ended September 30, 2022 from less than $0.1 million in the prior year comparable period.  The increase year over year was the result of the sale of our Suffield, Connecticut property during the second quarter of 2022, which was previously a former campus.  Net proceeds received from the sale were approximately $2.4 million resulting in a $0.2 million gain in the current year.

Net interest expense.  Net interest expense decreased by approximately $0.8 million, or 87.0% to $0.1 million for the nine months ended September 30, 2022 from $0.9 million in the prior year comparable period.  The decrease in expense was due to the payoff of all outstanding debt during the fourth quarter of last year in connection with the sale leaseback transaction.

Income taxes.  Our income tax provision for the nine months ended September 30, 2022 was $0.8 million, or 15.7% of pre-tax income, compared to $3.6 million, or 25.0% of pre-tax income, in the prior year comparable period.  The decrease in effective tax rate was due to a higher discrete benefit relating to restricted stock vesting.

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

Index
The following table presents results for our two reportable segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	% Change
Revenue:
Transportation and Skilled Trades	$67,329	$64,950	3.7%
Healthcare and Other Professions	24,484	24,109	1.6%
Total	$91,813	$89,059	3.1%

Operating Income (loss):
Transportation and Skilled Trades	$11,768	$11,842	-0.6%
Healthcare and Other Professions	1,180	1,833	-35.6%
Corporate	(8,068)	(7,930)	-1.7%
Total	$4,880	$5,745	-15.1%

Starts:
Transportation and Skilled Trades	3,585	3,976	-9.8%
Healthcare and Other Professions	1,344	1,454	-7.6%
Total	4,929	5,430	-9.2%

Average Population:
Transportation and Skilled Trades	8,748	8,863	-1.3%
Leave of Absence - COVID-19	-	(9)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,748	8,854	-1.2%

Healthcare and Other Professions	4,076	4,326	-5.8%
Leave of Absence - COVID-19	-	(2)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,076	4,324	-5.7%

Total	12,824	13,189	-2.8%
Total Excluding Leave of Absence - COVID-19	12,824	13,178	-2.7%

End of Period Population:
Transportation and Skilled Trades	9,298	9,473	-1.8%
Healthcare and Other Professions	4,288	4,533	-5.4%
Total	13,586	14,006	-3.0%

Index
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Transportation and Skilled Trades

Operating income remained relatively flat at $11.8 million for the three months ended September 30, 2022 and 2021.  The changes in revenue and expenses quarter over quarter were driven by the following factors:

•
Revenue increased $2.4 million, or 3.7% to $67.3 million for the three months ended September 30, 2022 from $64.9 million in the prior year comparable period.  Revenue increased due to the 4.9% increase in average revenue per student, driven by tuition increases and the greater efficiency through the hybrid delivery as detailed in the consolidated results of operations.

•
Educational services and facilities expense increased $0.9 million, or 3.6% to $27.7 million for the three months ended September 30, 2022 from $26.8 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional salaries increased mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.  Facility expense increases were the result of approximately $0.8 million of additional rent expense relating to our Denver and Grand Prairie campuses, which are now leased following the consummation of the sale leaseback transaction of these campuses in the fourth quarter of 2021.  Partially offsetting the additional costs were reductions in books and tools expense.

•
Selling, general and administrative expense increased $1.4 million, or 5.6% to $27.8 million for the three months ended September 30, 2022 from $26.4 million in the prior year comparable period.  Increased costs were related to additional spending in student services and career services as staffing levels were increased to accommodate an increasing number of students graduating and to assist with placements of graduates.

Healthcare and Other Professions

Operating income was $1.2 million for the three months ended September 30, 2022 compared to $1.8 million in the prior year comparable period.  The change quarter over quarter was driven by the following factors:

•
Revenue increased by $0.4 million, or 1.6% to $24.5 million for the three months ended September 30, 2022 from $24.1 million in the prior year comparable period.  Revenue increased due to the 7.7% increase in average revenue per student, driven by tuition increases and the greater efficiency through the hybrid delivery as detailed in the consolidated results of operations.

•
Educational services and facilities expense increased $0.9 million, or 7.5% to $12.2 million for the three months ended September 30, 2022 from $11.3 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional salaries increased mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.  Facility expense increases were primarily due to additional spending for common area maintenance quarter over quarter.

•	Selling, general and administrative expense remained essentially flat at $11.1 million and $10.9 million for each of the three months ended September 30, 2022 and 2021, respectively.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses remained essentially flat at $8.1 million and $7.9 million for the three months ended September 30, 2022 and 2021, respectively.

Index
The following table presents results for our two reportable segments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	% Change
Revenue:
Transportation and Skilled Trades	$184,087	$177,586	3.7%
Healthcare and Other Professions	72,423	69,934	3.6%
Total	$256,510	$247,520	3.6%

Operating Income (loss):
Transportation and Skilled Trades	$26,108	$35,423	-26.3%
Healthcare and Other Professions	4,095	7,743	-47.1%
Corporate	(25,252)	(27,949)	9.6%
Total	$4,951	$15,217	-67.5%

Starts:
Transportation and Skilled Trades	8,346	8,824	-5.4%
Healthcare and Other Professions	3,788	3,857	-1.8%
Total	12,134	12,681	-4.3%

Average Population:
Transportation and Skilled Trades	8,527	8,312	2.6%
Leave of Absence - COVID-19	-	(16)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,527	8,296	2.8%

Healthcare and Other Professions	4,254	4,414	-3.6%
Leave of Absence - COVID-19	-	(44)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	4,254	4,370	-2.7%

Total	12,781	12,726	0.4%
Total Excluding Leave of Absence - COVID-19	12,781	12,666	0.9%

End of Period Population:
Transportation and Skilled Trades	9,298	9,473	-1.8%
Healthcare and Other Professions	4,288	4,533	-5.4%
Total	13,586	14,006	-3.0%

Index
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Transportation and Skilled Trades

Operating income was $26.1 million for the nine months ended September 30, 2022 compared to $35.4 million in the prior year comparable period.  The change year over year was driven by the following factors:

•
Revenue increased $6.5 million, or 3.7% to $184.1 million for the nine months ended September 30, 2022 from $177.6 million in the prior year comparable period.  The increase in revenue was primarily driven by a 2.8% increase in average student population mainly due to a higher beginning of period population in the current year of approximately 730 students.

•
Educational services and facilities expense increased $5.1 million, or 7.2% to $76.5 million for the nine months ended September 30, 2022 from $71.4 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional salaries increased mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.  Further contributing to the increase were current market conditions, program expansion and the return to normalized levels of in-person instruction post COVID-19 restrictions.  In addition, consumables prices rose sharply driven by on-going inflation and supply chain shortages.  Facility expense increases were the result of approximately $2.4 million of additional rent expense relating to our Denver and Grand Prairie campuses following the consummation of the sale leaseback transaction of these campuses in the fourth quarter of 2021.  Partially offsetting the additional facility costs are reductions in depreciation expense.

•
Selling, general and administrative expense increased $10.7 million, or 15.0% to $81.4 million for the nine months ended September 30, 2022 from $70.7 million in the prior year comparable period.  The increase was primarily driven by additional bad debt expense, salary expense in sales and increased spending in student services and career services as discussed in the consolidated results of operations above.

Healthcare and Other Professions

Operating income was $4.1 million for the nine months ended September 30, 2022 compared to $7.7 million in the prior year comparable period.  The change year over year was driven by the following factors:

•
Revenue increased $2.5 million, or 3.6% to $72.4 million for the nine months ended September 30, 2022 from $69.9 million in the prior year comparable period.  The revenue increase was driven by a 6.4% increase in average revenue per student which more than offset a 2.7% decline in the average student population for the quarter.  Average student population declined as a result of the 1.8% decline in new student starts for the year.  The higher revenue per student resulted from tuition increases combined with more efficient program delivery through the roll-out of the Company’s new hybrid teaching model.  The hybrid model delivers higher daily revenue rates in certain programs as their overall duration can be shortened.

•
Educational services and facilities expense increased $3.0 million, or 9.0% to $35.7 million for the nine months ended September 30, 2022 from $32.7 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional salaries increased mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.  Further contributing to the increase were current market conditions, program expansion and the return to normalized levels of in-person instruction post COVID-19 restrictions.  Facility expense increases were primarily due to additional spending for common area maintenance year over year.

•
Selling, general and administrative expense increased $3.2 million, or 10.8% to $32.6 million for the nine months ended September 30, 2022 from $29.4 million in the prior year comparable period. The increase was primarily driven by additional bad debt expense, salary expense in sales and increased spending in student services and career services as discussed in the consolidated results of operations above.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $25.3 million and $27.9 million for the nine months ended September 30, 2022 and 2021, respectively.  The decrease in expense year over year was primarily driven by a reduction in incentive compensation and a gain resulting from the sale of our Suffield, Connecticut property during the second quarter of 2022, which was previously a former campus.  Partially offsetting these cost savings are increased salaries and benefits expenses in addition to severance and stock-based compensation related to severance.

Index
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$612	$17,750
Net cash used in investing activities	(4,663)	(5,252)
Net cash used in financing activities	(9,637)	(3,374)

As of September 30, 2022, the Company had cash and cash equivalents of $69.6 million compared to $83.3 million as of December 31, 2021.  The decrease in cash position from year end was the result of several factors including incentive compensation payments, share repurchases made under the share repurchase plan, and a decrease in net income.  Partially offsetting the decrease in cash and cash equivalents was $2.4 million in net proceeds received as a result of the sale of a former campus located in Suffield, Connecticut executed during the second quarter of the current year.

On May 24, 2022, the Company announced that its Board of Directors has authorized a share repurchase program of up to $30.0 million of the Company’s outstanding common stock.  The repurchase program has been authorized for 12 months. As of September 30, 2022, the Company repurchased 1,083,403 shares at a cost of approximately $6.7 million.

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

Operating Activities

Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2022 compared to $17.8 million in the prior year comparable period.  The cash used in or provided by operating activities is subject to changes in working capital, which at any point in time is subject to many variables including the timing of cash receipts and cash payments and vendor payment terms.  For the nine months ended September 30, 2022 net cash used in operating activities was driven by changes in working capital in addition to a decrease in net earnings year over year.

Investing Activities

Net cash used in investing activities was $4.7 million for the nine months ended September 30, 2022 compared to $5.3 million in the prior year comparable period.  The decrease in net cash used was driven by an increase in liquidity resulting from $2.4 million in net proceeds received from the sale of our former campus located in Suffield, Connecticut executed during the second quarter of the current year.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

Index
We currently lease a majority of our campuses. We own our campus in Nashville, Tennessee, which currently is subject to a sale leaseback agreement (described elsewhere in this Form 10-Q) for the sale of the property which is currently expected to be consummated within the next 12 months.

Capital expenditures were 2% of revenues in 2021 and are expected to approximate 3% of revenues in 2022.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities was $9.6 million for the nine months ended September 30, 2022 compared to $3.4 million in the prior year comparable period.  The increase in net cash used of $6.2 million was driven by the implementation of a share repurchase program during the second quarter of the current year.

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”).

At the closing of the Credit Facility, the Company entered into a swap transaction with the Lender for 100% of the principal balance of the Term Loan maturing on the same date as the Term Loan.  Under the terms of the Credit Facility accrued interest on each loan was payable monthly in arrears with the Term Loan and the Delayed Draw Term Loan bearing interest at a floating interest rate based on the then one-month London Interbank Offered Rate (“LIBOR”) plus 3.50% and subject to a LIBOR interest rate floor of 0.25% if there was no swap agreement. Revolving Loans bore interest at a floating interest rate based on the then LIBOR plus an indicative spread determined by the Company’s leverage as defined in the Credit Agreement or, if the borrowing of a Revolving Loan was to be repaid within 30 days of such borrowing, the Revolving Loan accrued interest at the Lender’s prime rate plus 0.50% with a floor of 4.0%.  Line of Credit Loans bore interest at a floating interest rate based on the Lender’s prime rate of interest.  Letters of credit issued under the Revolving Loan reduced, on a dollar-for-dollar basis, the availability of borrowings under the Revolving Loan. Letters of credit were charged an annual fee equal to (i) an applicable margin determined by the leverage ratio of the Company less (ii) 0.25%, paid quarterly in arrears, in addition to the Lender’s customary fees for issuance, amendment and other standard fees.  Borrowings under the Line of Credit Loan were secured by cash collateral. The Lender received an unused facility fee of 0.50% per annum payable quarterly in arrears on the unused portions of the Revolving Loan and the Line of Credit Loan.

In addition to the foregoing, the Credit Agreement contained customary representations, warranties, and affirmative and negative covenants (including financial covenants that (i) restricted capital expenditures, (ii) restricted leverage, (iii) required maintaining minimum tangible net worth, (iv) required maintaining a minimum fixed charge coverage ratio and (v) required the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, would result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. The Credit Agreement also limited the payment of cash dividends during the first 24-months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such 24-month period to increase the amount of permitted cash dividends that the Company can pay on its Series A Preferred Stock.

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

Pursuant to certain amendments and modifications to the Credit Agreement and other loan documents, the Term Loan and the Delayed Draw Term Loan were paid off in full and on January 21, 2021, the Line of Credit expired by the terms, conditions and provisions of the Credit Agreement and the Credit Agreement was extended and would have matured on November 14, 2023.

As of September 30, 2022, and December 31, 2021, the Company had zero debt outstanding under the Credit Facility for both periods and was in compliance with all debt covenants.  As of September 30, 2022, and December 31, 2021, letters of credit in the aggregate outstanding principal amount of $4.0 million and $4.0 million, respectively, were outstanding under the Credit Facility.

Subsequent to the end of the quarter, on November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender has agreed to allow the Company’s existing letters of credit to remain outstanding provided that they are cash collateralized.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of September 30, 2022, we have no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2041 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of September 30, 2022, we had outstanding loan principal commitments to our active students of $31.4 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Borrower Defense to Repayment Regulations.

The DOE’s current Borrower Defense to Repayment regulations establish processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans based on certain acts or omissions by the institution or a covered party.  The current regulations also establish processes for the DOE to seek recovery from the institution of the amount of discharged loans. The regulations also have addressed other related topics including, for example, modifying certain components of the financial responsibility regulations. See Form 10-K at Part I, Item 1. “Business – Regulatory Environment – Borrower Defense to Repayment Regulations” and “Business - Regulatory Environment – Financial Responsibility Standards.”

On November 1, 2022, the DOE published final regulations on borrower defense to repayment and other topics with a general effective date of July 1, 2023.  The final regulations regarding borrower defense to repayment and regarding closed school loan discharges are extensive and generally make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges.

Among other things, the final borrower defense to repayment regulations establish a new process and standard for evaluating borrower applications for loan discharges that would apply to all claims submitted or pending as of the anticipated July 1, 2023 effective date of the regulations.  The new process and standard differ from the prior regulations that establish a separate process and standard for each of 3 categories of loans depending on the date the loans were disbursed to students (i.e., prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020).  As a result, the new process and standard will apply not only to loans disbursed on or after July 1, 2023, but also to older loans as long as the discharge requests are still pending as of July 1, 2023 or are submitted on or after July 1, 2023.

Index
The final DOE regulations continue to permit the imposition of liabilities on institutions for the amount of discharged loans.  For loans disbursed prior to July 1, 2023, the DOE indicated that it will not use the same standard for determining institutional liabilities under the new regulations as it will use for determining whether to discharge the loans.  Instead, the DOE indicated that it will seek recoupment from an institution for such loans only if they would have been discharged under the standards used under current regulations based on the date the loans were disbursed to students.  However, the new regulations will make it easier for the DOE to recover from the institution the liabilities that the DOE elects to impose.

The new regulations also expand the types of conduct that could result in a discharge of student loans including:  1) an expanded list of substantial misrepresentations; 2) a new section regarding substantial omissions of fact; 3) breaches of contract; 4) a new section regarding aggressive and deceptive recruitment; or 5) state or federal judgments or final DOE actions that could result in a borrower defense claim.  Some of these forms of conduct also could result in other sanctions against the institutions.  See Form 10-K at Part I, Item 1. “Business – Regulatory Environment – Substantial Misrepresentation.”  The new regulations also make it easier for borrowers to qualify for loan discharges by enabling the DOE to permit group consideration of borrower claims under certain circumstances either on its own initiative or at the request of state requestors or certain third-party legal assistance organizations (which could enable the DOE to evaluate and rule on a broad group of claims more quickly than evaluating the claims individually), establishing a rebuttable presumption that borrowers in a group claim reasonably relied on (and were impacted by) acts or omissions giving rise to a borrower defense, establishing a borrower defense to repayment claim based on a separate state law standard if the DOE does not approve claims based on one of the other types of conduct for borrowers with loans first disbursed prior to July 1, 2017, and providing the DOE with the discretion to reopen its decisions at any time in accordance with regulatory requirements.

The new regulations also reinstitute a general prohibition on institutions requiring borrowers to agree to mandatory pre-dispute arbitration agreements and requiring students to waive the ability to participate in a class-action lawsuit with respect to a borrower defense claim.  The new regulations also require institutions to disclose publicly and notify the DOE of judicial and arbitration filings and awards pertaining to borrower defense claims. The new regulations also include provisions on other topics including public service loan forgiveness, eliminating capitalization on student loans in some cases, total and permanent disability discharges, and closed school loan discharges (see “Closed School Loan Discharges”), and false certification discharges (e.g., when an institution falsely certifies an ineligible student’s eligibility for loans).

We are in the process of evaluating the impact of these new and complex regulations on our business and the changes from the proposed regulations, but the final regulations impose new requirements and processes that will make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions and impose other sanctions. The implementation of new borrower defense to repayment regulations by the DOE and the enforcement of the existing borrower defense to repayment regulations could have a material adverse effect on our business and results of operations. See Form 10-K at Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

In April 2021, the Company received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning our schools and requiring the DOE to undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE would provide to us the applications and allow us the opportunity to submit responses to them. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We have received the borrower application claims and have completed the process of thoroughly reviewing and responding to each borrower application as well as providing information in response to the DOE’s requests.

Given the early stage of this matter, management is not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending applications which could have a material adverse effect on our business and results of operations.  If any or all of the borrower defense to repayment applications remain pending by the time the new borrower defense to repayment regulations generally take effect on July 1, 2023, the DOE could attempt to apply the new regulations to the pending applications which could increase the likelihood of the DOE granting the applications because the proposed regulations are more favorable to borrowers.

In August 2022, the Company received communication from the DOE regarding a single borrower defense application submitted on behalf of a group of students who were enrolled in a single educational program at two of our schools in Massachusetts between 2010 and 2013.  The communication, which did not state who submitted the application or when it was submitted, asked us to submit a response within 60 calendar days.  We timely responded to the DOE’s letter, notwithstanding the absence of a response to our request for additional information about the student claims.  We are waiting for the DOE’s reply to our response and to our request for information about the student claims.  Given the early stage of this matter, management is not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the application, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending application, which could have a material adverse effect on our business and results of operations.

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

On June 22, 2022, the plaintiffs in a lawsuit against the DOE before a federal court in California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) and the DOE submitted a proposed settlement agreement to the court.  The plaintiffs in the suit contend, among other things, that the DOE has failed to timely decide and resolve borrower defense to repayment applications submitted to the DOE. If approved, the settlement would result in full discharge and refund payments to covered student borrowers who have asserted a borrower defense to repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits.

The lawsuit is a class action filed against the DOE in the U.S. District Court for the Northern District of California by a group of students, none of whom attended any of our institutions.  We were not a party to the lawsuit when it was filed.  The plaintiffs requested the court to compel the DOE to start approving or denying the pending applications.  The court granted class certification and defined the class of plaintiffs generally to include all people who borrowed a Title IV Direct loan or FFEL loan, who have asserted a borrower defense to repayment claim to the DOE, and whose borrower defense claim has not been granted or denied on the merits.  We have not received notice or confirmation directly from the DOE of the total number of student borrowers who have submitted borrower defense to repayment claims related to our institutions.

The proposed settlement agreement sets forth a long list of institutions, including Lincoln Technical Institute and Lincoln College of Technology, and, under the proposed settlement, the DOE would agree to discharge loans and refund all prior loan payments to each class member with loan debt associated with an institution on the list (which includes our institutions), including borrowers whose applications the DOE previously denied after October 30, 2019.  The DOE and the plaintiffs stated in a court filing that this provision is intended to provide for automatic relief for students at the listed schools, which they estimate to total 200,000 class members.  We anticipate that the DOE believes that the class includes the borrowers with claims to which we have submitted responses to the DOE although it is possible that the class also includes borrowers with claims for which we have not received notice from the DOE or an opportunity to respond.  The parties also stated that the DOE has determined that attendance at one of the institutions on the list justifies presumptive relief based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the high rate of class members with applications related to the listed schools.  The proposed settlement agreement provides a separate process for reviewing claims associated with schools not on the list.  It is unclear whether the DOE would seek to impose liabilities on us or other schools or take other actions or impose other sanctions on us or other schools based on relief provided to students under the proposed settlement agreement (particularly if the DOE provides relief without evaluating or accounting for legal and factual information provided to the DOE by us and other schools or without providing us and other schools with notice and an opportunity to respond to some of the claims).

In July 2022, we and certain other school companies submitted motions to intervene in the lawsuit in order to protect our interests in the finalization and implementation of any settlement agreement the court might approve.  We noted in the motion that the proposed settlement agreement introduced, for the first time, the prospect that the DOE would “automatically” and fully discharge loans and refund payments to student borrowers without adjudication of the merits of the students’ borrower-defense applications in accordance with the DOE’s borrower-defense regulations and without ensuring that we and other institutions can defend against allegations asserted in individual borrower-defense applications. In addition, we also asserted that it would be unlawful and inappropriate if the DOE sought recoupment against us based on loans that were forgiven under the proposed settlement agreement without providing us an opportunity to address the claims or accounting for our responses to the claims already submitted which we believe is required by the regulations.  We also asserted that the lawsuit and the potential loan discharges could result in reputational harm to us and our institutions and could result in other actions against us by other federal and state agencies or by current and former students.

Index
The court granted preliminary approval of the proposed settlement agreement on August 4, 2022, and also granted our motion for permissive intervention for the purpose of objecting to and opposing the class action settlement.  On September 22, 2022, the DOE and the plaintiffs filed a joint motion for final approval of the settlement.  In that joint motion, the DOE and plaintiffs reported that approximately 179,000 new borrower defense applications had been submitted to the DOE as of September 20, 2022.  We and the three other intervenor schools filed briefs opposing final approval.  The court has scheduled a final approval hearing for November 9, 2022, and we intend to participate in the hearing and present arguments.  We cannot predict whether the court will grant or deny final approval of the proposed settlement agreement, or whether the DOE and plaintiffs will make amendments to the proposed settlement agreement.  If the proposed settlement agreement, as it is currently drafted, receives final approval by the court, the DOE is expected to automatically approve all of the pending borrower defense applications concerning our schools that were submitted to the DOE on or before June 22, 2022 and to provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us. The DOE may or may not seek recoupment from the schools relating to the automatic approval of borrower defense applications.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider options for challenging the legal and factual basis for attempting to recoup these liabilities.  The settlement agreement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and by the date of the final approval of the agreement within 3 years under procedures described in the agreement.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup the loan amounts in these applications from our schools. We cannot predict whether the currently proposed settlement will be approved, what actions the DOE might take if the proposed settlement is approved (including the ultimate timing or amount of borrower defense applications that the DOE may grant in the future and the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any), or what the outcome of any challenges we might make to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

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

On July 28, 2022, the DOE published proposed regulations regarding the 90/10 rule among other topics.  See Form 10-K at Part I, Item 1. at “Business – Regulatory Environment - Negotiated Rulemaking.” The proposed  90/10 rule regulations contain several new and amended provisions on a variety of topics including, among other things, confirming that the rules apply to fiscal years ending on or after January 1, 2023; noting that the DOE plans to identify the types of Federal funds to be included in the 90/10 rule in a notice in the Federal Register (which we anticipate will include a wide range of Federal student aid programs such as the veterans’ benefits programs); requiring institutions to disburse funds that students are eligible to receive for a fiscal year before the end of the fiscal year rather than delaying disbursements until a subsequent fiscal year; updating requirements for counting revenues generated from certain educational activities associated with institutional programs, from certain non-Title IV eligible educational programs, and from institutional aid programs such as institutional loans, scholarships, and income share agreements; updating technical rules for the 90/10 rule calculation; including rules for sanctions for noncompliance with the 90/10 rule and for required notifications to students and the DOE by the institution of noncompliance with the 90/10 rule.

The DOE published final regulations on October 28, 2022 with a general effective date of July 1, 2023.  We are in the process of evaluating the impact of these new regulations on our business and any changes from the proposed regulations, but the final regulations on the 90/10 rule could have a material adverse effect on us and other schools like ours.

Index
School Acquisitions.

When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a change of control as defined by the DOE. Upon such a change of control, a school’s eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. See Form 10-K at Part I, Item 1. “Business – Regulatory Environment – School Acquisitions.”  Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions. On July 28, 2022, the DOE published proposed regulations on topics including changes in ownership. The DOE published final regulations on October 28, 2022 with a general effective date of July 1, 2023.  We are in the process of evaluating the impact of these new regulations on our business, but the regulations, among other things, expand the requirements applicable to school acquisitions in ways that could make it more difficult to acquire additional schools. See Form 10-K at Part I, Item 1. at “Business – Regulatory Environment - Negotiated Rulemaking.”

Change of Control.

In addition to school acquisitions, other types of transactions can also cause a change of control. The DOE, most state education agencies and our accrediting commissions have standards pertaining to the change of control of schools, but these standards are not uniform. See Form 10-K at Part 1, Item 1. “Business – Regulatory Environment – Change of Control.”  A change of control could occur as a result of future transactions in which the Company or our schools are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our shares.  On July 28, 2022, the DOE published proposed regulations on topics including regulations associated with the ownership and control of Title IV participating schools. The DOE published final regulations on October 28, 2022 with a general effective date of general effective date, July 1, 2023.   We are in the process of evaluating the impact of these new regulations, but the regulations, among other things, could further influence future decisions by us or by current or prospective shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock, or that could impact our ability or willingness to make certain organizational changes. See Form 10-K at Part I, Item 1. at “Business – Regulatory Environment - Negotiated Rulemaking.”

State Legislation.

On June 19, 2022, the New Jersey Legislature passed a bill that was signed into law by the Governor of New Jersey on July 29, 2022 that will require the New Jersey Office of the Secretary of Higher Education (“NJOSHE”) and New Jersey Department of Labor and Workforce Development (“NJDLWD”) to adopt regulations establishing a performance quality standard for career-oriented programs of study offered by institutions of higher education and proprietary degree-granting institutions, as well as all programs at private career schools in New Jersey.  Our six schools in New Jersey currently operate as private career schools and will be subject to the new regulations.

In establishing the standard, the NJOSHE and NJDLWD must consider the ratio of the tuition and fees charged to students, net of any institutional grant aid, to the average earnings of New Jersey workers employed in the specific occupation for which the career-oriented program prepares students.   In addition, the NJOSHE and NJDLWD must ensure that career-oriented programs of study offered by institutions of higher education and degree-granting proprietary institutions, as well as all programs at private career schools meet a minimum acceptable level of performance.  The law also requires the NJOSHE and NJDLWD to take action on a program that does not meet the minimum acceptable level of performance, including suspending or terminating that program, as well as possibly taking additional action to suspend or revoke the license of the institution of higher education, proprietary degree-granting institution or private career school to award postsecondary credentials.

Neither the NJOSHE, nor NJDLWD, has officially initiated the rulemaking process that must be conducted in accordance with New Jersey’s Administrative Procedures Act.  We are in the process of evaluating the potential impact of this new law on our business and will be monitoring the future rulemaking process.

Seasonality

Our revenue and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in total student population. Student population varies due to new student enrollments, graduations and student attrition. Historically, our schools have had lower student populations in our first and second quarters and we have experienced larger class starts in the third quarter and higher student attrition in the first half of the year. The growth that we generally experience in the second half of the year is largely dependent on a successful high school recruiting season. We recruit high school students several months ahead of their scheduled start dates and, as a consequence, while we have visibility on the number of students who have expressed interest in attending our schools, we cannot predict with certainty the actual number of new student enrollments in any given year and the related impact on revenue. Our expenses, however, typically do not vary significantly over the course of the year with changes in our student population and revenue.

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

The lawsuit (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) is a class action filed against the DOE in the U.S. District Court for the Northern District of California submitted by a group of students, none of whom attended any of our institutions.  We were not a party to the lawsuit when it was filed.  The plaintiffs requested the court to compel the DOE to start approving or denying the pending applications.  The court granted class certification and defined the class of plaintiffs generally to include all people who borrowed a Title IV Direct loan or FFEL loan, who have asserted a borrower defense to repayment claim to the DOE, and whose borrower defense claim has not been granted or denied on the merits.  We have not received notice or confirmation directly from the DOE of the number of student borrowers who have submitted borrower defense to repayment claims related to our institutions.

Index
The proposed settlement agreement includes a long list of institutions, including Lincoln Technical Institute and Lincoln College of Technology, and, under the proposed settlement, the DOE would agree to discharge loans and refund all prior loan payments to each class member with loan debt associated with an institution on the list (which includes our institutions), including borrowers whose applications the DOE previously denied after October 30, 2019.  The DOE and the plaintiffs stated in a court filing that this provision is intended to provide for automatic relief for students at the listed schools, which they estimate to total 200,000 class members.  We anticipate that the DOE believes that the class includes the borrowers with claims to which we have submitted responses to the DOE although it is possible that the class also includes borrowers with claims for which we have not received notice from the DOE or an opportunity to respond.  The parties also stated that the DOE has determined that attendance at one of the institutions on the list justifies presumptive relief based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the high rate of class members with applications related to the listed schools.  The proposed settlement agreement provides a separate process for reviewing claims associated with schools not on the list.  It is unclear whether the DOE would seek to impose liabilities on us or other schools or take other actions or impose other sanctions on us or other schools based on relief provided to students under the proposed settlement agreement (particularly if the DOE provides relief without evaluating or accounting for legal and factual information provided to the DOE by us and other schools or without providing us and other schools with notice and an opportunity to respond to some of the claims).

In July 2022, the Company and certain other school companies submitted motions to intervene in the lawsuit in order to protect our interests in the finalization and implementation of any settlement agreement the court might approve.  We noted in the motion that the proposed settlement agreement introduced, for the first time, the prospect that the DOE would “automatically” and fully discharge loans and refund payments to student borrowers without adjudication of the merits of the students’ borrower-defense applications in accordance with the DOE’s borrower-defense regulations and without ensuring that we and other institutions can defend against allegations asserted in individual borrower-defense applications. In addition, we also asserted that it would be unlawful and inappropriate if the DOE sought recoupment against us based on loans that were forgiven under the proposed settlement agreement without providing us an opportunity to address the claims or accounting for our responses to the claims already submitted which we believe is required by the regulations.  We also asserted that the lawsuit and the potential loan discharges could result in reputational harm to us and our institutions and could result in other actions against us by other federal and state agencies or by current and former students.

The court granted preliminary approval of the proposed settlement agreement on August 4, 2022, and also granted our motion for permissive intervention for the purpose of objecting to and opposing the class action settlement.  On September 22, 2022, the DOE and the plaintiffs filed a joint motion for final approval of the settlement.  In that joint motion, the DOE and plaintiffs reported that approximately 179,000 new borrower defense applications had been submitted to the DOE as of September 20, 2022.  We and the three other intervenor schools filed briefs opposing final approval.  The court has scheduled a final approval hearing for November 9, 2022, and we intend to participate in the hearing and present arguments.  We cannot predict whether the court will grant or deny final approval of the proposed settlement agreement, or whether the DOE and plaintiffs will make amendments to the proposed settlement agreement.  If the proposed settlement agreement, as it is currently drafted, receives final approval by the court, the DOE is expected to automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and to provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us. The DOE may or may not seek recoupment from the schools relating to approval of borrower defense applications concerning us.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider options for challenging the legal and factual basis for attempting to recoup these liabilities.  The settlement agreement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and by the date of the final approval of the agreement within 3 years under procedures described in the agreement.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts in these applications. We cannot predict whether the currently proposed settlement will be approved, what actions the DOE might take if the proposed settlement is approved (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any), or what the outcome of any challenges we might make to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

Index
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations, and claims, including, but not limited to, claims involving students or graduates and routine employment matters.  Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

In a class action before the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)), a settlement is under consideration which could result in the automatic approval of all pending borrower defense applications submitted to the DOE on or before June 22, 2022 concerning our institutions and, if approval were to occur, the DOE could elect to seek recoupment from us of all loan amounts in the approved applications.

On June 22, 2022, the DOE and plaintiffs in a class action lawsuit before a federal court in California submitted a proposed settlement agreement to the court.  The plaintiff class is not limited to students who attended our schools and generally includes all people who borrowed a Title IV Direct loan or FFEL loan, who have asserted a borrower defense to repayment claim to the DOE, and whose borrower defense claim has not been granted or denied on the merits.  The court is scheduled to consider the settlement agreement at a hearing on November 9, 2022.  If the court grants final approval of the settlement agreement, the DOE is expected to automatically approve all of the pending borrower defense applications submitted to the DOE concerning us on or before June 22, 2022 and to provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us and without providing notice and opportunity to respond to applications that were not provided to us.  The automatic approval of the applications would result in the full discharge of the borrowers’ loans and the refund of payments made on the loans by the borrowers.  We have not received notice or confirmation directly from the DOE of the number of student borrowers who have submitted borrower defense to repayment claims related to our institutions.

The DOE could elect to seek to recoup from us the loan amounts in the approved applications and to take other actions or impose other sanctions on us based on the cost of providing relief to students under the proposed settlement agreement.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider options for challenging the legal and factual basis for attempting to recoup these liabilities.  The settlement agreement also requires the DOE to review borrower defense applications submitted after June 22, 2022, and by the date of the final approval of the agreement within 3 years under procedures described in the agreement.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts in these applications.

We cannot predict whether the currently proposed settlement will be approved, what actions the DOE might take if the proposed settlement is approved (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities that the DOE may seek to recover from us, if any), or what the outcome of any challenges we might make to such actions will be,  but such actions could have a material adverse effect on our business and results of operations.  For more information, see “Part II. Item 1 – Legal Proceedings.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities.

On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing purchases of up to $30.0 million.  The following table presents the number and average price of shares purchased during the three months ended September 30, 2022.  The remaining authorized amount for share repurchases under the program is approximately $23.3 million.

Index
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
July 1, 2022 to July 31, 2022	104,519	$6.52	104,519	$26,780,002
August 1, 2022 to August 31, 2022	260,833	6.43	260,833	25,102,459
September 1, 2022 to September 30, 2022	303,088	6.06	303,088	23,266,594
Total	668,440	6.28	668,440

For more information on the share repurchase plan, see Note 7 to our condensed consolidated financial statements.

Item 3.	DEFAULTS ON SENIOR SECURITIES

(a)	None.
(b)	None

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)
On November 4, 2022, the Company terminated the Company’s existing Credit Agreement, dated as of November 14, 2019, as amended (the “Credit Agreement”), with its lender, Webster Bank, National Bank, as successor-by-merger to Sterling National Bank (the “Lender”).  The Credit Agreement, as originally entered into, provided for various loans but, pursuant to certain amendments, had been modified such that only the Revolving Loan in the principal amount of $15.0 million remained in place. The Company was not in default under the Credit Agreement nor did it have any amounts outstanding thereunder other than standby letters of credit.  The Credit Agreement would have matured on November 14, 2023. Upon the termination of the Credit Agreement, all security interests and pledges granted to the secured parties thereunder were terminated and released.  Among the issues considered in the determination to terminate the Credit Agreement were the Company’s strong cash position, the elimination of certain fees associated with the Credit Agreement, including the .50% unused credit fee, as well as the elimination of affirmative and negative covenants.  The Company’s standby letters of credit with the Lender in the aggregate amount of $4.0 million remain in place with the Lender provided that they are cash collateralized.

On November 3, 2022, the Board of Directors of the Company approved the Lincoln Educational Services Corporation Severance and Retention Payment Policy.

(b)	None.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

3.2
Certificate of Amendment, dated November 14, 2019, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-3 filed October 6, 2020).

3.3	Bylaws of the Company as amended on March 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2020).

10.1*	Lincoln Educational Services Corporation Severance and Retention Policy.

Index
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*	Filed herewith.
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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 7, 2022	By:	/s/ Brian Meyers
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

3.3	Bylaws of the Company, as amended on March 8, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2020).

10.1*	Lincoln Educational Services Corporation Severance and Retention Pay Policy.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith.
**
Furnished herewith.  This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.