Form 10-K
period 2022-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2023-03-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Sylvan Way, Suite A
Parsippany, NJ 07054
(Address of principal executive offices)

(973) 736-9340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol (s)	Name of exchange on which registered
Common Stock, no par value per share	LINC	The NASDAQ Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the 23,856,324 shares of Common Stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $150,533,404. This amount is based on the closing price of the Common Stock on the Nasdaq Global Select Market of $6.31 per share on that date.  Shares of Common Stock held by executive officers and directors and persons who own 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2023 was 31,512,401.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2022, and is incorporated by reference herein.

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Our business is organized into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to campuses that have been marked for closing and are currently being taught out.  On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus by the end of 2023.  As of December 31, 2022, the Somerville campus is the only campus classified in the Transitional Segment.

On June 30, 2022, the Company executed a lease for a 55,000 square foot facility to house a second Atlanta, Georgia area campus. The build-out is continuing to advance according to plan and for the year ended December 31, 2022, the Company incurred approximately $0.4 million in capital expenditures, mostly relating to architectural fees and approximately $0.3 million in rent.

As of December 31, 2022, we had 12,388 students enrolled at 22 campuses.  Our average enrollment for the fiscal year ended December 31, 2022 was 12,894 students and our revenues were $348.3 million, which represented an increase of 3.9% over the prior fiscal year.  For more information relating to our revenues, profits and financial condition, please refer to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented post-secondary education by continuing to pursue the following strategy:

•
Increase Operating Efficiency. Our existing schools are a result of strategic acquisitions and expansion, and, while the programs may be very similar across the campuses, each campus operates on its own calendar.  As we move most of our curriculum to a hybrid teaching model of virtual and traditional classroom-based in-person training, we are taking this opportunity to also standardize the programs and course calendars so that new students will begin on the same day across all campuses.  In addition, we are removing certain functions from the campuses and centralizing them to remove distractions from the campuses while creating more efficient and effective services for our students. By simplifying, centralizing and standardizing our operations, we believe we will improve our margins and be more scalable.

Index
•
Replicate Programs and Expand Existing Areas of Study.  Whenever possible, we seek to replicate programs across our campuses.  In addition, we believe we can leverage our operations to expand our program offerings in existing areas of study and new high-demand areas of study in both our Transportation and Skilled Trades Segment and HOPS Segment.

•
Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments, the introduction of new programs and partnerships with industry.  In addition, we see opportunities to reduce our real estate needs with the advancement of our hybrid teaching model that we will continue to roll out over the next two years.

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

•
Expand Teaching Platform.  Using the lessons learned from the COVID-19 pandemic, we believe we can continue to transform our in-person education model to a hybrid teaching model that combines instructor-facilitated online teaching and demonstrations with hands-on labs. The hybrid teaching model provides students with greater flexibility and convenience, which should help us attract more students.  Moreover, we believe blended learning will create operating efficiencies that will enable us to contain tuition increases over the coming years and thus provide our students with a higher return on investment in their education in addition to the increased flexibility and convenience.

•
Expand Market. We know that many potential students do not have the time and resources to take a one-year program in order to get into the workforce. Consequently, we are exploring opportunities for programs that are shorter in duration and less expensive but more compressed and intensive, providing skills sufficient to gain employment. We are developing programs internally as well as in concert with industry partners.

Programs and Areas of Study

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically require between 19 to 136 weeks to complete, with tuition ranging from $10,000 to $45,000.  Our associate’s degree programs typically require between 73 to 92 weeks to complete, with tuition ranging from $33,000 to $44,000.  As of December 31, 2022, all of our schools offered diploma and certificate programs and nine of our schools are currently approved to offer associate’s degree programs.  In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days per week in three shifts per day and start new classes every month.  We update and expand our programs frequently to reflect the latest technological advances in each field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2022:

Current Programs Offered
Area of Study	Associate's Degree	Diploma and Certificate

Skilled Trades	Electronic Engineering Technology, Electronics Systems Service Management
Electrical & Electronics Systems Technology, Electrician Training, HVAC, Welding Technology, Welding and Metal Fabrication Technology, Welding with Introduction to Pipefitting, CNC Machining and Manufacturing, Advanced Manufacturing with Robotics

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

Health Sciences	Medical Assisting Technology	Medical Assistant, Patient Care Technician, Dental Assistant, Licensed Practical Nursing

Hospitality Services		Culinary Arts & Food Services, Cosmetology, Aesthetics, International Baking and Pastry, Nail Technology, Therapeutic Massage & Bodywork Technician

Information Technology	Computer Networking and Support	Computer Systems Support Technician

Skilled Trades.    For the fiscal year ended December 31, 2022, skilled trades were our largest area of study, representing 36% of our total average student enrollment.  Our skilled trades programs range from 28 to 98 weeks in length, with tuition rates ranging from $22,000 to $38,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic and electronic systems technology. Graduates of these programs are qualified to obtain entry-level employment positions such as electrician, CNC machinist, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2022, we offered skilled trades programs at 15 campuses.

Automotive Technology.    Automotive technology is our second largest area of study, with 30% of our total average student enrollment for the fiscal year ended December 31, 2022. Our automotive technology programs range from 28 to 136 weeks in length, with tuition rates ranging from $18,000 to $45,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of these programs are qualified to obtain entry-level employment in positions such as technicians, mechanics and various apprentice-level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops and trucking and construction companies.  As of December 31, 2022, we offered programs in automotive technology at 12 of our campuses and most of these campuses offered other technical programs as well. Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the fiscal year ended December 31, 2022, 25% of our total average student enrollment was in our health science program. Our health science programs range from 27 to 104 weeks in length, with tuition rates ranging from $15,000 to $33,000. Graduates of these programs are qualified to obtain positions such as licensed practical nurse, registered nurse, dental assistant, medical assistant, medical administrative assistant, and claims examiner. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, and doctors' offices. Our practical nursing and medical assistant programs are our largest health science programs. As of December 31, 2022, we offered health science programs at 12 of our campuses.

Index
Hospitality Services.    For the fiscal year ended December 31, 2022, 7% of our total average student enrollment was in our hospitality services programs. Our hospitality services programs range from 19 to 88 weeks in length, with tuition rates ranging from $10,000 to $27,000.  Our hospitality programs include culinary, therapeutic massage, cosmetology and aesthetics.  Graduates work in salons, spas, cruise ships or are self-employed.  We offer massage programs at three of our campuses and cosmetology programs at one campus.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2022, we offered culinary programs at two of our campuses.

Information Technology.    For the fiscal year ended December 31, 2022, 2% of our total average student enrollment was in our information technology programs. Our information technology programs are 42 to 64 weeks in length, with tuition rates of $24,000 to $26,000.  We have focused our current information technology, or IT, program offerings on those that are most in demand, such as our computer and network support technician program. Our graduates obtain entry-level positions with both small and large corporations.  As of December 31, 2022, we offered these programs at five of our campuses.

Marketing and Student Recruitment

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising.  We utilize a fully integrated marketing approach in our lead generation and admissions process that includes the use of traditional media such as television, radio, billboards, direct mail, a variety of print media and event marketing campaigns intended to raise brand awareness. In addition, we continually grow and enhance our digital marketing efforts, which include paid search, paid and organic social media, search engine optimization, online video and display advertising and pay-per-lead channels. These channels currently drive the majority of our new student leads and enrollments. Our fully integrated marketing campaigns direct prospective students to contact us directly or visit our website or other customized landing pages on the Internet where they will find details regarding our programs and campuses and can request additional information regarding the programs that interest them.  Prospective students may also apply for admission online. Our internal systems enable us to closely monitor and track the effectiveness of each marketing execution on a daily or weekly basis and make adjustments accordingly to enhance our efficiency and limit our student acquisition costs.

Referrals.  Referrals from current students, high school counselors and satisfied graduates and their employers have historically represented approximately 14% of our new student starts. During the fiscal year ended December 31, 2022, referrals were approximately 13% of our new student starts.  Our school administrators actively work with our current students to encourage them to recommend our programs to prospective students. We endeavor to build and retain strong relationships with high school guidance counselors and instructors by offering annual seminars at our training facilities to further familiarize these individuals on the strengths of our programs.

Recruiting.    Our recruiting efforts are conducted by a group of approximately 250 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students’ homes or during a visit to one of our campuses.  We also recruit adult career-seekers or career-changers through our campus-based representatives.

During the fiscal year ended December 31, 2022 we recruited approximately 23% of our students directly out of high school.  Field sales continue to be a large part of our business and developing local community relationships is one of our most important recruiting functions.

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

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. As of December 31, 2022, we had 12,388 students enrolled at 22 campuses and our average enrollment for the fiscal year ended December 31, 2022 was 12,894 students.

Retention.    To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop in retention and to assist and advise students on academic, financial and employment matters. We monitor our retention rates by instructor, course, program and school. When we become aware that a particular instructor or program is experiencing a higher than normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is experiencing difficulty academically, we offer tutoring. As we moved to online delivery of instruction we saw a slight decline in our student retention rate, but we believe this is temporary and will improve as our as faculty becomes better skilled at hybrid teaching and to ensure that this happens, we have developed online teacher training for all faculty.

Index
Job Placement

We believe that assisting our graduates in securing employment after completing their program of study is critical to our mission as a post-secondary educational institution as well as to our ability to attract high quality students and enhance our reputation in the industry.  In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”). See Part I, Item 1. “Business - Regulatory Environment—Regulation of Federal Student Financial Aid Programs.”  Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that local employers seek. Each school has an advisory council comprised of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the marketplace. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career fields upon graduation. Throughout each year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  In addition, many of our schools have internship programs that provide our students with opportunities to work with employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our students in health sciences programs are required to participate in an externship program in which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

Human Capital Management

Overview

We believe that each of our employees plays an important role in our enterprise.  This is particularly true of our faculty.  We are focused on attracting and retaining the highly qualified personnel needed to support our objectives of providing superior education in the programs that our schools provide.  We believe that the diversity and inclusion of our personnel is an essential component for providing a meaningful student experience by drawing upon a variety of backgrounds and experiences.

As of December 31, 2022, we had approximately 2,121 employees, including 557 full-time instructors and 433 part-time instructors, and approximately 1,131 employees serving in various administrative and management positions.  We had no seasonal workers. The number of individuals comprising our workforce increased by approximately 3.2% in the most recently completed fiscal year.

Our Board of Directors regularly reviews with management the following areas regarding our human capital management:

Staffing Our Schools

Our schools typically are staffed by a school president, a director of career services, a director of education, a director of administrative services, a director of admissions and, of course, a variety of instructors, all of whom are industry professionals with experience in the areas of study at that particular school.

Our average student to teacher ratio was approximately 16 to 1 during the fiscal year ended December 31, 2022.

Diversity and Inclusion

We strive to create a culture of diversity and inclusion through our human capital management practices.  The achievement of workforce diversity is one important goal in the outreach efforts for recruitment of professionals.  As a result, since January 1, 2018, our diverse workforce percentage has increased from 33.5% to 42.9%.  Further, the generational range of our workforce, as of December 31, 2022, was 26% Baby Boomers, 41% Gen Xers and 24% Millennials.  The largest growth in the generational workforce makeup was in the Millennial and Gen Z groups.  Our human resources programs work to eliminate discrimination and harassment in all forms and our Human Resources Department has established a diversity and inclusion policy intended to assist us in meeting our goals of establishing an environment of inclusion and opportunity in hiring, promotions, training and development, working conditions and compensation.

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

The Company acknowledges the relevance of managing productivity and efficiency of its workforce.  The Company uses current technology resources for sales and student services tasks, education support, graduate placement services, and internal talent management. Through the application of these technology tools, productivity data is obtained for key positions and used for process improvement, training, and evaluative purposes.

The Company recognizes the value to both the Company and our students of employee knowledge and skill development throughout their careers and of preparing current employees for succession opportunities.  Therefore, employees receive position-based training, as well as online access to a multitude of programs designed to support their effectiveness and growth potential.  The Company identifies high-performing employee participants for acceleration training programs to develop internal candidates for succession opportunities in key functions.

Labor Relations

We believe that we have good relationships with all of our employees.  At six of our 22 campuses, the teaching professionals are represented by various unions. These approximately 200 employees are covered by collective bargaining agreements that expire between 2023 and 2025.  Those agreements expiring in the short term are in the process of renegotiation.  We believe that we have good relationships with these unions and with the employees covered by these collective bargaining agreements and do not foresee issues with entering into satisfactory new agreements.

Our Management

We believe that our management team has the experience necessary to effectively implement our growth strategy and continue to drive positive educational and employment outcomes for our students.  For a discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A. “Risk Factors.”

Competition

The for-profit, post-secondary education industry is highly competitive and highly fragmented with no one provider controlling significant market share.  Direct competition between career-oriented schools like ours and traditional four-year colleges or universities is limited. Thus, our main competitors are other for-profit, career-oriented schools, not-for-profit public schools and private schools, and public and private two-year junior and community colleges, most of which are eligible to receive funding under the federal programs of student financial aid authorized by Title IV Programs. Competition is generally based on location, the type of programs offered, the quality of instruction, placement rates, reputation, recruiting and tuition rates; therefore, our competition is different in each market depending on, among other things, the availability of other options. Public institutions are generally able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to for-profit schools. In addition, some of our other competitors have a more extensive network of schools and campuses, which enables them to recruit students more efficiently from a wider geographic area. Nevertheless, we believe that we are able to compete effectively in our local markets because of the diversity of our program offerings, quality of instruction, the strength of our brands, our reputation and our graduates’ success in securing employment after completing their programs of study.

Our competition differs in each market depending on the curriculum that we offer. For example, a school offering automotive technology, healthcare services and skilled trades programs will have a different group of competitors than a school offering healthcare services and IT technology programs. Also, because schools can add new programs within six to 12 months, competition can emerge relatively quickly. Moreover, with the introduction of online education, the number of competitors in each market has increased because students can now attend classes from an online institution. On average, each of our schools has at least three direct competitors and at least a dozen indirect competitors.

Environmental Matters

We use limited amounts of hazardous materials at our training facilities and campuses, and generate small quantities of regulated waste such as used oil, antifreeze, paint and car batteries. As a result, our facilities and operations are subject to a variety of environmental laws and regulations governing, among other things, the use, storage and disposal of solid and hazardous substances and waste, and the clean-up of contamination at our facilities or off-site locations to which we send or have sent waste for disposal. We are also required to obtain permits for our air emissions and to meet operational and maintenance requirements at certain of our campuses. In the event we do not maintain compliance with any of these laws and regulations, or are responsible for a spill or release of hazardous materials, we could incur significant costs for cleanup or damages and fines or penalties. Climate change has not had and is not expected to have a significant impact on our operations.

Index
Regulatory Environment

The education industry is highly regulated by a wide range of federal and state agencies as well as institutional and program-based accrediting agencies including the DOE.  The vast regulatory schemes to which our industry is subject covers a significant portion of our operations such as our programs, instructional staff, administrative procedures, marketing and recruiting efforts and facilities, among other things.  The various regulatory bodies applicable to our business periodically issue new requirements and revise existing requirements and modify their interpretations of existing requirements. These regulatory requirements also impact our ability to expand our existing campuses, acquire new campuses and revise and expand upon our existing programs or institute new programs.

We also are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), the Federal Trade Commission (“FTC”), the Internal Revenue Service and the Departments of Veterans Affairs (“VA”), Defense (“DOD”), Treasury, Labor, and Justice. The following discussion provides a description of the regulatory scheme to which we are subject. We cannot predict how any of the regulatory requirements to which we are subject will be applied or whether each of our schools will be able to comply with such requirements in the future.

Federal Regulatory Matters

The various approvals granted by the regulatory entities to which we are subject are what allow our schools to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education the most significant of which are the federal student aid programs administered by the DOE under the Higher Education Act of 1965, as amended (the “HEA”).  The HEA and the regulations of the DOE specify extensive criteria and numerous standards that we must satisfy in order to participate in federal financial aid programs under Title IV of the HEA (“Title IV Programs”). Generally, to participate in Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by the DOE, be certified as an eligible institution by the DOE, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. Students seeking financial aid under Title IV Programs obtain access to federal student financial aid through a DOE-prescribed application and eligibility certification.  Each of our schools currently participates in Title IV Programs. For the fiscal year ended December 31, 2022, approximately 74% (calculated based on cash receipts) of our revenues were derived from Title IV Programs.

Also, all of our schools are currently offering both online and in-person learning and accrediting agencies and some state bodies require schools to obtain approval and meet certain requirements in order to offer programs via distance education in states where the school does not have a campus.  The DOE also generally requires schools that offer a program through distance education to students in a state in which the school is not physically located to meet the requirements of the state in order to offer programs by distance education in the state.  All of our schools are currently approved to offer both distance and in-person learning.

State Authorization

To operate and offer postsecondary programs (including in-person and online programs, degree and diploma programs and certificate programs), and to be certified to participate in Title IV Programs, each of our schools must be authorized and maintain authorization from the state in which it is physically located. Further, in order for a school to engage in educational or recruiting activities outside of its state of physical location, that school also may be required to obtain and maintain authorization from the states in which it is recruiting students and teaching programs. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. We have posted surety bonds on behalf of our schools and education representatives with multiple states in an aggregate amount of approximately $15.3 million. Currently, each of our schools is authorized by the applicable state education agencies in the states in which the school is physically located and in which it recruits students.

States can and often do revisit, revise, and expand their regulations governing postsecondary education and recruiting.  For example, in July 2022, New Jersey enacted law requiring the New Jersey Office of the Secretary of Higher Education (“NJOSHE”) and New Jersey Department of Labor and Workforce Development (“NJDLWD”) to adopt regulations establishing a performance quality standard for career-oriented programs of study offered by institutions of higher education and proprietary degree-granting institutions, as well as all programs at private career schools in New Jersey.  In establishing the standard, the NJOSHE and NJDLWD must consider the ratio of the tuition and fees charged to students, net of any institutional grant aid, to the average earnings of New Jersey workers employed in the specific occupation for which the career-oriented program prepares students and must ensure that career-oriented programs of study offered by institutions of higher education and degree-granting proprietary institutions, as well as all programs at private career schools, meet a minimum acceptable level of performance.  The law also requires the NJOSHE and NJDLWD to take action on a program that does not meet the minimum acceptable level of performance, including suspending or terminating that program, as well as possibly taking additional action to suspend or revoke the license of the institution of higher education, proprietary degree-granting institution or private career school to award postsecondary credentials. Our six schools in New Jersey currently operate as private career schools and will be subject to the new regulations. We are in the process of evaluating the potential impact of this new law on our business and will be monitoring the future rulemaking process.

Index
If any of our schools fail to comply with state licensing requirements, they may be subject to the loss of state licensure or authorization. If any one of our schools lost its authorization from the education agency of the state in which the school is located, or failed to comply with the DOE’s state authorization requirements, that school would lose its eligibility to participate in Title IV Programs, the Title IV Program eligibility of its related additional locations could be affected, the impacted schools would be unable to offer its programs, and we could be forced to close the schools. If one of our schools lost its state authorization from a state other than the state in which the school is located, the school would not be able to recruit students or to operate in that state.

Accreditation

Accreditation is a non-governmental process through which a school submits to ongoing qualitative and quantitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the school’s instructional programs, and a grant of accreditation is generally viewed as confirmation that the school’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the schools they accredit to ensure that each school has the resources necessary to perform its educational mission.

Accreditation by an accrediting agency recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. As of December 31, 2022, all 22 of our campuses are nationally accredited by the Accrediting Commission of Career Schools and Colleges (the “ACCSC”).  On October 28, 2021, the DOE announced that it had notified ACCSC that a decision on the recognition by the DOE of ACCSC as an accrediting agency was being deferred pending the submission of additional information about ACCSC’s monitoring, evaluation, and actions related to high-risk institutions. The DOE regulations indicate that ACCSC may appeal an adverse decision to the DOE Secretary and potentially to federal court.

If the DOE withdraws the recognition of an accrediting agency, the HEA indicates that the DOE may continue the eligibility of qualified institutions accredited by the accrediting agency for a period of up to 18 months from the date of the withdrawal of the DOE’s recognition of the accrediting agency. If provided, this period would provide time for institutions to apply for accreditation from another DOE-recognized accrediting body. The DOE could impose provisional certification and other conditions and restrictions on such institutions during this time period. If the DOE declines to continue its recognition of ACCSC and if the subsequent period for obtaining accreditation from another DOE-recognized accrediting agency lapses before we obtain accreditation from another DOE-recognized accrediting agency (or if the DOE does not provide such a period for institutions to obtain other accreditation), our schools could lose Title IV eligibility.

Index
The following is a list of the dates on which each campus was accredited by its accrediting commission and the date by which its accreditation must be renewed.

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA2	November 26, 2018	May 1, 2023
Union, NJ1	May 24, 2019	February 1, 2024
Mahwah, NJ1	October 15, 2020	August 1, 2024
Melrose Park, IL2	December 2, 2019	November 1, 2024
Denver, CO1	September 6, 2022	February 1, 2026
Columbia, MD2	March 8, 2017	February 1, 2022[4]
Grand Prairie, TX1	May 26, 2022	August 1, 2026
Allentown, PA2	March 8, 2017	January 1, 2022[4]
Nashville, TN1	September 6, 2017	May 1, 2022[4]
Indianapolis, IN	May 15, 2018	November 1, 2021[4]
New Britain, CT	June 5, 2018	January 1, 2023[4]
Shelton, CT2	March 1, 2019	September 1, 2023
Queens, NY1	September 4, 2018	June 1, 2023
East Windsor, CT2	October 17, 2017	February 1, 2023[4]
South Plainfield, NJ1	December 2, 2019	August 1, 2024
Iselin, NJ	May 15, 2018	May 15, 2023
Moorestown, NJ3	May 15, 2018	May 15, 2023
Paramus, NJ3	May 15, 2018	May 15, 2023
Lincoln, RI3	May 15, 2018	May 15, 2023
Somerville, MA3	May 15, 2018	May 15, 2023
Summerlin, NV3	May 15, 2018	May 15, 2023
Marietta, GA3	May 1, 2022	May 1, 2027

1	Branch campus of main campus in Indianapolis, IN
2	Branch campus of main campus in New Britain, CT
3	Branch campus of main campus in Iselin, NJ
4	Campus going through reaccreditation

If one of our schools fails to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance is not resolved, could result in loss of accreditation or restrictions on the addition of new locations, new programs, or other substantive changes. If any one of our schools loses its accreditation, students attending that school would no longer be eligible to receive Title IV Program funding.

The DOE recently announced its intention to commence a negotiated rulemaking process in April 2023 on a number of topics including amendments to the regulations on accreditation, including regulations associated with the standards relating to the DOE’s recognition of accrediting agencies and accreditation procedures as a component of institutional eligibility for participation in the Title IV Program.

Programmatic accreditation is yet another approval necessary in certain circumstances.  Specifically, it is the process through which specific programs are reviewed and approved by industry and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV Program eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements.

Index
Nature of Federal and State Support for Post-Secondary Education

As noted above, the federal government provides a substantial part of the financial support for post-secondary education through Title IV Programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the DOE. Most aid under Title IV Programs is awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the expected amount a student and his or her family can reasonably contribute to that cost. A recipient of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of his or her program of study and must meet other applicable eligibility requirements for the receipt of Title IV Program funds. In addition, each school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students and provide reports on recipient data.

Other Financial Assistance Programs

Some of our students receive financial aid from federal sources other than Title IV Programs, such as programs administered by the VA. In addition, some states also provide financial aid to our students in the form of grants, loans or scholarships. The eligibility requirements for state financial aid and these other federal aid programs vary among the funding agencies and by program. States that provide financial aid to our students are facing significant budgetary constraints and some of them have reduced the level of state financial aid available to our students.  Due to state budgetary shortfalls and constraints in certain states in which we operate, we believe that the overall level of state financial aid for our students is likely to continue to decrease in the near term, but we cannot predict how significant any such reductions will be or how long they will last.  Federal budgetary shortfalls and constraints, or decisions by federal lawmakers to limit or prohibit access by our institutions or their students to federal financial aid, could result in a decrease in the level of federal financial aid for our students.

In fiscal year 2022, we derived approximately 74% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill and Veteran Readiness and Employment services.  To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution must, among other things, report on the enrollment status of eligible students, maintain student records and make such records available for inspection, follow rules applicable to the individual benefits programs, comply with rules applicable to distance education and hybrid programs, and comply with applicable limits on the percentage of students having a portion of their tuition or other institutional charges paid by the school or with certain veterans’ benefits.

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

During 2012, President Obama signed an Executive Order directing the U.S. Department of Defense (“DOD”), the VA and DOE to establish “Principles of Excellence” (“Principles”), based on certain guidelines set forth in the Executive Order, to apply to educational institutions receiving federal funding for service members, veterans and family members. As requested, we provided written confirmation of our intent to comply with the Principles to the VA in June 2012. We are required to comply with the Principles to continue recruitment activities on military installations. Additionally, there is a requirement to execute a memorandum of understanding (“MOU”) with the
DOD as well as with certain individual installations. Each of our institutions has an MOU with the DOD.  If our campuses fail to comply with VA, DOD, SAA, and other requirements applicable to financial aid programs for veterans or active military members, our schools and students could lose access to this funding or could be subject to restrictions or conditions on ability to receive such funding.

Regulation of Federal Student Financial Aid Programs

As noted above, to participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes as of December 31, 2022 we had the following three institutions, collectively consisting of three main campuses and 19 additional locations:

Index
Main Institution/Campus(es)	Additional Location(s)
Iselin, NJ	Moorestown, NJ
Paramus, NJ
Somerville, MA
Lincoln, RI
Marietta, GA
Las Vegas, NV (Summerlin)

New Britain, CT	Shelton, CT
Philadelphia, PA
East Windsor, CT
Melrose Park, IL
Allentown, PA
Columbia, MD

Indianapolis, IN	Grand Prairie, TX
Nashville, TN
Denver, CO
Union, NJ
Mahwah, NJ
Queens, NY
South Plainfield, NJ

Each institution must periodically apply to the DOE for continued certification to participate in Title IV Programs. The institution also must apply for recertification when it undergoes a change in ownership resulting in a change of control and may come under DOE review when it undergoes a substantive change that requires the submission of an application, such as opening an additional location or raising the highest academic credential it offers.  All institutions are recertified on various dates for various periods of time.  The following table sets forth the expiration dates for each of our institutions’ current Title IV Program participation agreements:

Institution	Expiration Date of Current Program Participation Agreement
Iselin, NJ	December 31, 2024[1]
Indianapolis, IN	December 31, 2024[1]
New Britain, CT	December 31, 2024[1]

1	Provisionally certified.

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  The DOE provisionally certified all of our institutions based on findings in recent audits of each institution’s Title IV Program compliance that the DOE alleges identified deficiencies related to DOE regulations regarding an institution’s level of administrative capability.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  Provisional certification makes it easier for the DOE to revoke or decline to renew our Title IV eligibility if the DOE under the new administration chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process.  The DOE could attempt to use an institution’s provisional certification as a basis for imposing additional conditions or restrictions on the institution, However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds.  The DOE previously initiated a negotiated rulemaking process that was considering, among other issues, establishing rules to authorize additional conditions and restrictions on provisionally certified institutions.  See “Regulatory Environment – Negotiated Rulemaking.”  After announcing a delay in this process in June 2022, the DOE announced in January 2023 its intention to publish proposed rules on this subject in April 2023.

Index
As noted above, the DOE is responsible for overseeing compliance with Title IV Program requirements. As a result, each of our schools is subject to detailed oversight and review, and must comply with a complex framework of laws and regulations. Additionally, the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations.

Significant factors relating to Title IV Programs that could adversely affect us include the following:

Congressional Action. Political and budgetary concerns significantly affect Title IV Programs. Congress periodically revises the HEA and other laws governing Title IV Programs.  It is not known if or when Congress will pass final legislation that comprehensively reauthorizes and amends the HEA or other laws affecting U.S. federal student aid.

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations such as its recent amendment to the 90/10 rule in the HEA.  See “Regulatory Environment – 90/10 Rule.” Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress or the DOE that significantly reduces Title IV Program funding, that limits or restricts the ability of our schools, programs, or students to receive funding through the Title IV Programs, or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements. The potential for changes that may be adverse to us and other for-profit schools like ours may increase as a result of changes in political leadership.  Further, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements.

Gainful Employment.  In October 2014, the DOE issued final gainful employment regulations requiring each educational program offered by our institutions to achieve threshold rates in at least one of two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio.  In 2019, the DOE rescinded the gainful employment regulations.  The DOE initiated a negotiated rulemaking process in January 2022 that was considering, among other issues, establishing new gainful employment requirements that would be applicable to all of our educational programs.  After announcing a delay in this process in June 2022, the DOE recently announced its intention to publish proposed rules on this subject in April 2023.  The implementation of new gainful employment regulations could require us to eliminate or modify certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

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

On November 1, 2022, the DOE published final regulations on Borrower Defense to Repayment and other topics with a general effective date of July 1, 2023.  The final regulations are extensive and generally make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges.  Among other things, the final regulations establish a new process and standard for evaluating borrower applications for loan discharges that would apply to all claims submitted or pending as of the anticipated July 1, 2023 effective date of the regulations.  The new process and standard differ from the prior regulations that established a separate process and standard for each of three categories of loans depending on the date the loans were disbursed to students (i.e., prior to July 1, 2017, between July 1, 2017 and June 30, 2020, and on or after July 1, 2020).  As a result, the new process and standard will apply not only to loans disbursed on or after July 1, 2023, but also to older loans as long as the discharge requests are still pending as of July 1, 2023 or are submitted on or after July 1, 2023.

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

The new regulations also expand the types of conduct that could result in a discharge of student loans including:  1) an expanded list of substantial misrepresentations; 2) a new section regarding substantial omissions of fact; 3) breaches of contract; 4) a new section regarding aggressive and deceptive recruitment; or 5) state or federal judgments or final DOE actions that could result in a borrower defense claim.  Some of these forms of conduct also could result in other sanctions against the institutions.  See Part I, Item 1. “Business – Regulatory Environment – Substantial Misrepresentation.”  The new regulations also make it easier for borrowers to qualify for loan discharges by enabling the DOE to permit group consideration of borrower claims under certain circumstances either on its own initiative or at the request of state requestors or certain third-party legal assistance organizations (which could enable the DOE to evaluate and rule on a broad group of claims more quickly than evaluating the claims individually), establishing a rebuttable presumption that borrowers in a group claim reasonably relied on (and were impacted by) acts or omissions giving rise to a borrower defense, establishing a Borrower Defense to Repayment claim based on a separate state law standard if the DOE does not approve claims based on one of the other types of conduct for borrowers with loans first disbursed prior to July 1, 2017, and providing the DOE with the discretion to reopen its decisions at any time in accordance with regulatory requirements

Index
The new regulations also reinstitute a general prohibition on institutions requiring borrowers to agree to mandatory pre-dispute arbitration agreements and requiring students to waive the ability to participate in a class-action lawsuit with respect to a borrower defense claim.  The new regulations also require institutions to disclose publicly and notify the DOE of judicial and arbitration filings and awards pertaining to borrower defense claims. The new regulations also include provisions on other topics including public service loan forgiveness, eliminating capitalization on student loans in some cases, total and permanent disability discharges, and closed school loan discharges (see “Closed School Loan Discharges”), and false certification discharges (e.g., when an institution falsely certifies an ineligible student’s eligibility for loans).

We are in the process of evaluating the impact of these new and complex regulations on our business and the changes from the proposed regulations, but the final regulations impose new requirements and processes that will make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions and impose other sanctions.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

In April 2021, the Company received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning our schools and requiring that the DOE undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE would provide to us the applications and allow us the opportunity to submit responses to them. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We have received the borrower application claims and have completed the process of thoroughly reviewing and responding to each borrower application as well as providing information in response to the DOE’s requests.

We are not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending applications, which could have a material adverse effect on our business and results of operations.  If the proposed Borrower Defense to Repayment regulations take effect on July 1, 2023, and if any or all of the Borrower Defense to Repayment applications remain pending, the DOE could attempt to apply the new regulations to the pending applications which could increase the likelihood of the DOE granting the application because the proposed regulations are more favorable to borrowers.

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

On June 22, 2022, the DOE and the plaintiffs in a lawsuit before a federal court in California submitted a proposed settlement agreement to the court.  The plaintiffs contend, among other things, that the DOE failed to timely decide and resolve Borrower Defense to Repayment applications submitted to the DOE. If approved, the settlement would result in full discharge and refund payments to covered student borrowers who have asserted a Borrower Defense to Repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits.

The lawsuit, Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.), is a class action filed on June 25, 2019 against the DOE in the U.S. District Court for the Northern District of California submitted by a group of students, none of whom attended any of our institutions.  We were not a party to the lawsuit when it was filed.  The plaintiffs requested that the court compel the DOE to start approving or denying the pending applications.  The court granted class certification and defined the class of plaintiffs generally to include all people who borrowed a Title IV Direct loan or FFEL loan, who have asserted a Borrower Defense to Repayment claim to the DOE, and whose borrower defense claim has not been granted or denied on the merits.  We have not received notice or confirmation directly from the DOE of the number of student borrowers who have submitted Borrower Defense to Repayment claims related to our institutions.

Index
The proposed settlement agreement includes a long list of institutions, including Lincoln Technical Institute and Lincoln College of Technology.  Under the proposed settlement, the DOE would agree to discharge loans and refund all prior loan payments to each class member with loan debt associated with an institution on the list (which includes our institutions), including borrowers whose applications the DOE previously denied after October 30, 2019.  The DOE and the plaintiffs stated in a court filing that this provision is intended to provide for automatic relief for students at the listed schools which the DOE estimates to total 200,000 class members.  We anticipate that the DOE believes that the class includes the borrowers with claims to which we have submitted responses to the DOE although it is possible that the class also includes borrowers with claims for which we have not received notice from the DOE or an opportunity to respond.  The parties also stated that the DOE has determined that attendance at one of the institutions on the list justifies presumptive relief based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the high rate of class members with applications related to the listed schools.  The proposed settlement agreement provides a separate process for reviewing claims associated with schools that are not on the list.  It is unclear whether the DOE would seek to impose liabilities on us or other schools or take other actions or impose other sanctions on us or other schools based on relief provided to students under the proposed settlement agreement (particularly if the DOE provides relief without evaluating or accounting for legal and factual information provided to the DOE by us and other schools or without providing us and other schools with notice and an opportunity to respond to some of the claims).

In July 2022, the Company and certain other school companies submitted motions to intervene in the lawsuit in order to protect our interests in the finalization and implementation of any settlement agreement that the court might approve.  We noted in the motion that the proposed settlement agreement introduced, for the first time, the prospect that the DOE would “automatically” and fully discharge loans and refund payments to student borrowers without adjudication of the merits of the students’ borrower-defense applications in accordance with the DOE’s borrower-defense regulations and without ensuring that we and other institutions can defend against allegations asserted in individual borrower-defense applications. In addition, we also asserted that it would be unlawful and inappropriate if the DOE sought recoupment against us based on loans that were forgiven under the proposed settlement agreement without providing us with an opportunity to address the claims or accounting for our responses to the claims already submitted which we believe is required by the regulations.  We also asserted that the lawsuit and the potential loan discharges could result in reputational harm to us and our institutions and could result in other actions against us by other federal and state agencies or by current and former students.

The court granted preliminary approval of the proposed settlement agreement on August 4, 2022, and also granted our motion for permissive intervention for the purpose of objecting to and opposing the class action settlement.  On September 22, 2022, the DOE and the plaintiffs filed a joint motion for final approval of the settlement.  In that joint motion, the DOE and the plaintiffs reported that approximately 179,000 new borrower defense applications had been submitted to the DOE as of September 20, 2022.  We and the three other intervenor schools filed briefs opposing final approval.

In an Order dated November 16, 2022, District Court Judge William Alsup granted final approval of the settlement agreement. Subsequently, we, and two other school companies that intervened, filed notices of appeal and asked the district court to stay the settlement from taking effect until the appeals were decided and the district court did temporarily stay any loan discharges and refunds under the settlement pending the decision.  Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the district court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit which we expect the plaintiffs and the DOE will oppose.  We expect that the Ninth Circuit will decide our stay motion in the coming weeks.

Regardless of the outcome of our stay request, we intend to ask the Ninth Circuit to overturn the district court’s judgment approving the final settlement. If the settlement agreement is upheld on appeal, or if the courts deny our stay requests, the DOE is expected to automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and to provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us. The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions.  The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications as well. We cannot predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any), or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

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

We have calculated that for the fiscal year ended December 31, 2022 our institutions’ 90/10 Rule percentages ranged from 72% to 79%.  For fiscal year 2022, none of our existing institutions derived more than 90% of its revenues from Title IV Programs.  Our calculations are subject to review by the DOE.

In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law.  Among other provisions, the ARPA includes a provision that amends the 90/10 Rule by treating other “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV Program funds are currently treated in the 90/10 Rule calculation. This means that our institutions will be required to limit the combined amount of Title IV Program funds and applicable “federal funds” revenue in a fiscal year to no more than 90% in a fiscal year as calculated under the rule. Consequently, the ARPA change to the 90/10 Rule is expected to increase the 90/10 Rule calculations at our institutions. The ARPA does not identify the specific federal funding programs that will be covered by this provision, but it is expected to include funding from federal student aid programs such as the veterans’ benefits programs, which include the Post-9/11 GI Bill and Veterans Readiness and Employment services, from which we derived approximately 74% of our revenues on a cash basis in fiscal year 2022.

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

The new 90/10 Rule regulations contain several new and amended provisions on a variety of topics including, among other things, confirming that the rules apply to fiscal years ending on or after January 1, 2023; noting that the DOE plans to identify the types of federal funds to be included in the 90/10 Rule in a notice in the Federal Register (which the DOE subsequently confirmed in a published notice on December 21, 2022 includes a wide range of Federal student aid programs including VA and DOD programs); requiring institutions to disburse funds that students are eligible to receive for a fiscal year before the end of the fiscal year rather than delaying disbursements until a subsequent fiscal year; updating requirements for counting revenues generated from certain educational activities associated with institutional programs, from certain non-Title IV eligible educational programs, and from institutional aid programs such as institutional loans, scholarships, and income share agreements; updating technical rules for the 90/10 Rule calculation; including rules for sanctions for noncompliance with the 90/10 Rule and for required notifications to students and the DOE by the institution of noncompliance with the 90/10 Rule.  The new regulations under the 90/10 Rule could have a material adverse effect on us and other schools like ours.

We are in the process of evaluating the impact of the new 90/10 Rule regulations on our business.  We anticipate making changes to our operations in order to address the provisions in the 90/10 Rule and in order to maintain the 90/10 Rule percentages at our institutions below the 90% threshold as calculated under DOE regulations. However, we do not have significant control over the amount of Title IV Program funds that our students may receive and borrow. Our institutions’ 90/10 Rule percentages can be increased by increases in Title IV Programs aid availability (including, for example, increases in Pell Grant funds) and can be decreased by decreases in the availability of state grant program funding and other sources of student aid that do not count as Title IV Programs funds in the 90/10 Rule calculation. Our institutions’ 90/10 Rule percentages also will increase when the ARPA amendments to the 90/10 Rule take effect to the extent that students eligible to receive military and veteran education assistance enroll and use their financial assistance at our institutions. We cannot be certain that the changes we make in the future will succeed in maintaining our institutions’ 90/10 Rule percentages below the required levels or that the changes will not materially impact our business operations, revenues, and operating costs.  It also is possible that Congress or the DOE could amend the 90/10 Rule in the future to lower the 90% threshold, change the calculation methodology, or make other changes to the 90/10 Rule that could make it more difficult for our institutions to comply with the 90/10 Rule.

As noted above, if any of our institutions lose eligibility to participate in Title IV Programs, that loss would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

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

In September 2022, the DOE released the final cohort default rates for the 2019 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2019 federal fiscal year range from 1.9% to 2.9%.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2019 federal fiscal year.

In February 2023, the DOE released draft three-year cohort default rates for the 2020 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2023.  The draft rates for our institutions for the 2020 federal fiscal year were 0%.

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

Index
For the 2022, 2021, and 2020 fiscal years, we calculated our composite score to be 2.9, 3.0, and 2.7, respectively. These scores are subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2022, 2021, and 2020 fiscal years, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

On September 23, 2019, the DOE published final regulations with a general effective date of July 1, 2020, that, among other things, modified the list of triggering events that could result in the DOE determining that an institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  The regulations create lists of mandatory triggering events and discretionary triggering events.  An institution is not able to meet its financial or administrative obligations if a mandatory triggering event occurs.  The mandatory triggering events include:

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

The expanded financial responsibility regulations could result in the DOE recalculating and reducing our composite score to account for DOE estimates of potential losses under one or more of the extensive list of triggering circumstances and also could result in the imposition of conditions and requirements, including a requirement to provide a letter of credit or other form of financial protection.

As noted above, the DOE previously initiated a negotiated rulemaking process in January 2022 that was considering new regulations on a variety of topics including financial responsibility.  After announcing a delay in the process in June 2022, the DOE announced in January 2023 its intent to publish proposed rules on this subject in April 2023. The regulations typically would take effect on July 1, 2024 if the DOE publishes the final regulations by November 1, 2023.  The DOE is considering proposals that, among other things, would expand the list and scope of triggering events and other circumstances that could result in the DOE determining that the institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  The implementation of new financial responsibility regulations could increase the likelihood of the DOE requiring the posting of a letter of credit and imposing other conditions upon our schools.

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

Index
If an institution is cited in an audit or program review for returning Title IV Program funds late for 5% or more of the students in the audit or program review sample, or if the regulatory auditor identifies a material weakness in the institution’s report on internal controls relating to the return of unearned Title IV Program funds, the institution may be required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total amount of Title IV Program funds that should have been returned for students who withdrew in the institution's prior fiscal year.

On January 11, 2018, the DOE sent letters to our then existing Columbia, Maryland and Iselin, New Jersey institutions requiring each institution to submit a letter of credit to the DOE based on findings of late returns of Title IV Program funds in the annual Title IV Program compliance audits submitted to the DOE for the fiscal year ended December 31, 2016.  Accordingly, we submitted letters of credit in the amounts of $0.5 million and $0.1 million to the DOE by the February 23, 2018, deadline and we continue to comply with the letter of credit requirement.  By letter dated February 16, 2021, the DOE notified us that our Columbia and Iselin institutions failed to comply with the refund requirements based on their 2017, 2018, and 2019 audits.  Consequently, the DOE has required us to maintain with the DOE a letter of credit in the amount of $600,020.  The expiration date of this letter of credit has been extended until January 31, 2024.

More recently, as noted above, the DOE announced its intention to commence a negotiated rulemaking process in April 2023 on a number of topics including plans to amend the regulations on the requirements for institutions to return unearned Title IV funds to students who withdraw from their educational programs before completing them.

Negotiated Rulemaking.  The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions. The negotiated rulemaking process typically begins with the DOE convening a negotiated rulemaking committee with various representatives of the higher education community to help develop and attempt to reach consensus on proposed regulations on the various topics.  The DOE follows up by publishing proposed regulations in the Federal Register for notice and comment by the public.  The DOE typically concludes the process by finalizing and publishing final regulations in the Federal Register. The DOE initiated two additional negotiated rulemaking processes in 2021 and 2022, respectively.  The first of the two negotiated rulemaking sessions led to final regulations published on November 1, 2022 regarding Borrower Defense to Repayment (including, among other things, potential expanded limitations on recruitment tactics and conduct that are deemed to be aggressive or deceptive), the return of prohibitions on pre-dispute arbitration agreements and class action waivers, closed school loan discharges (including the reinstatement of automatic closed school loan discharges), total and permanent disability discharges, public student loan forgiveness, income driven repayment, interest capitalization, false certification discharges, and prison exchange programs. See “Business – Regulatory Environment - Borrower Defense to Repayment Regulations.”

The DOE also published final regulations on October 28, 2022 on topics including amendments to the 90/10 Rule, amendments to the rules regarding changes in ownership and control, and amendments to the regulations for Federal Pell Grants for prison education programs.  The regulations have a general effective date of July 1, 2023, with the new 90/10 Rule amendments designated to apply to fiscal years beginning on or after January 1, 2023.  See “Business – Regulatory Environment – 90/10 Rule” and “Business- Regulatory Environment – Change of Control.”

The DOE initiated rulemaking on several other topics in January 2022 and, after delaying the process in June 2022, announced its intention in January 2023 to reinitiate the rulemaking process with the planned publication of proposed regulations in April 2023 on topics including, for example, gainful employment, financial responsibility, administrative capability, certification procedures, ability to benefit, and improving income driven repayment of loans.  See “Business – Regulatory Environment – Gainful Employment.”

As previously noted above, the DOE also announced in January 2023 its intention to initiate a new negotiated rulemaking process in April 2023 on several topics including, for example, amending regulations on state authorization as a component of institutional eligibility, amending regulations on accreditation including standards for the DOE’s recognition of accrediting agencies and accreditation procedures as a component of institutional eligibility for Title IV Programs, amending regulations on the requirements for institutions to return unearned Title IV Program funds for students who withdraw without completing their educational programs, amending the cash management regulations to ensure that students have and maintain timely access to student aid disbursed by their institutions, amending regulations on third-party servicers, and amending the definition of distance education.    See “Business – Regulatory Environment – State Authorization.”  If the DOE publishes final regulations by November 1, 2023, the regulations typically would have a general effective date of July 1, 2024.  If they are published after November 1, 2023, the regulations typically would have a general effective date of July 1, 2025 or a later date.  We cannot predict the ultimate timing, content, and impact of the proposed and final regulations on all of these topics.  Some of the new and proposed regulations are expected to impose a broad range of additional requirements on institutions and especially on for-profit institutions like our schools.  In turn, the new and proposed regulations are likely to increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions such as letter of credit amounts, and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with the new regulations are unsuccessful.

Index
Substantial Misrepresentation.  The DOE’s regulations prohibit an institution that participates in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. A “misrepresentation” includes any false, erroneous, or misleading statement (whether made in writing, visually, orally, or through other means) that is made by an eligible institution, by one of its representatives, or by a third party that provides to the institution educational programs, marketing, advertising, recruiting, or admissions services and that is made to a student, prospective student, any member of the public, an accrediting or state agency, or to DOE.  The DOE defines a “substantial misrepresentation” to include any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. The definition of “substantial misrepresentation” is broad and, therefore, it is possible that a statement made by the institution or one of its service providers or representatives could be construed by the DOE to constitute a substantial misrepresentation. If the DOE determines that one of our institutions has engaged in substantial misrepresentation, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in the Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. The DOE published final regulations on November 1, 2022 on a variety of topics including, amended and expanded regulations on substantial misrepresentations.  Specifically, the new regulations expand the types of conduct that could result in a discharge of student loans including:  1) an expanded list of substantial misrepresentations; 2) a new section regarding substantial omissions of fact; 3) breaches of contract; 4) a new section regarding aggressive and deceptive recruitment; or 5) state or federal judgments or final DOE actions that could result in a borrower defense claim.  Some of these forms of conduct also could result in further scrutiny of marketing and recruiting practices by institutions like our schools and could increase the chances of the DOE finding practices to be noncompliant and imposing sanctions based on the alleged noncompliance up to and including fines and potential loss of Title IV eligibility.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations.”

In March 2022, the DOE published guidance about the enforcement of the requirements regarding substantial misrepresentations.  The DOE indicated that it is monitoring complaints and Borrower Defense to Repayment applications from veterans, service members, and their family members who report that personnel and representatives of postsecondary schools suggested during the enrollment process that their military education benefits would cover all of the costs of their program but were told subsequently they would have to take out student loans to finish the program.  The DOE stated that it would ensure that institutions engaging in misrepresentations are held accountable if they cause a student to incur extra costs unwittingly or without a full understanding of the implications of borrowing.  The DOE also indicated that such students could be entitled to discharge of their student loans and that it would share information and complaints about military-connected students with the DOD and VA for potential agency action.

School Acquisitions/Change of Control.  When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a “change of control” as defined by the DOE. Upon such a change of control, a school's eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation.  See Part I, Item 1. “Business – Regulatory Environment – School Acquisitions.”  Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions.  The DOE has recently published final regulations with a general effective date of July 1, 2023 concerning change of control.  We are in the process of evaluating the impact of these new regulations on our business, but the regulations, among other things, expand the requirements applicable to school acquisitions in ways that could make it more difficult to acquire additional schools. See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

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

A change of control could occur as a result of future transactions in which the Company or our schools are involved. Some corporate reorganizations and some changes in the board of directors of the Company are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our Common Stock and could have an adverse effect on the market price of our shares.  As noted above, the DOE published final regulations on October 28, 2022 relating to change of control with a general effective date of July 1, 2023.   See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

Index
Opening Additional Schools and Adding Educational Programs.    For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to the DOE to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV

Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable DOE eligibility requirements. Our strategic plans for future expansion are based, in part, on our ability to open new schools as additional locations of our existing institutions and take into account the DOE’s approval requirements.

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE or by DOE regulations, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval. However, institutions that are provisionally certified may be required to obtain approval of new educational programs.   Our Indianapolis, New Britain, and Columbia institutions are provisionally certified and required to obtain prior DOE approval of new locations and of new educational programs.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

Some of the state education agencies and our accrediting commission also have requirements that may affect our schools' ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program.  The DOE has initiated a negotiated rulemaking process that may result in new rules that, among other things, may further restrict the ability of some schools – such as schools that are provisionally certified – to add new locations or educational programs, which could impact our ability to make such changes if we are provisionally certified or subject to other criteria in the regulations that ultimately are adopted.  The rulemaking process is ongoing.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

Closed School Loan Discharges. The DOE may grant closed school loan discharges of federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. As noted above, the DOE published final regulations on November 1, 2022 with a general effective date of July 1, 2023 on a variety of topics, including closed school loan discharges (and, among other things, the reintroduction of automatic closed school loan discharges), which will make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions.

We cannot predict any additional closed school loan discharges that the DOE may approve or the liabilities that the DOE may seek from us for campuses that have closed in the past or any possible school closures in the future.

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

Index
The DOE has placed three of our institutions on provisional certification based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institution’s level of administrative capability.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by the DOE or to lose eligibility to participate in Title IV Programs, which would have a significant impact on our business and results of operations.

The DOE previously initiated a negotiated rulemaking process in January 2022 that was considering, among other issues, the expansion of the scope of the administrative capability regulations to include other requirements (such as, for example, providing adequate career services and refraining from misrepresentations and certain types of recruiting practices).  After announcing a delay in this process in June 2022, the DOE announced in January 2023 its intention to publish proposed rules in April 2023 amending regulations on institution and program eligibility, including the administrative capability regulations.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE’s regulations established 12 “safe harbors” identifying types of compensation that may be paid without violating the incentive compensation rule.  On October 29, 2010, the DOE adopted final rules that took effect on July 1, 2011 and amended the incentive compensation rule by, among other things, eliminating the 12 safe harbors (thereby reducing the scope of permissible compensatory payments under the rule) and expanding the scope of compensatory payments and employees subject to the rule.  We cannot predict how the DOE will interpret and enforce the revised incentive compensation rule and the limited published guidance that the DOE has provided, nor how it will apply the rule and guidance to our past, present, and future compensation practices.  The implementation of the final regulations required us to change our compensation practices and has had and will continue to have a significant impact on the productivity of our employees, on the retention of our employees and on our business and results of operations.

Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE’s Office of Inspector General (“OIG”), state education agencies and other state regulators, the VA and other federal agencies (such as, for example, the FTC or the CFPB), and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual compliance audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting annual compliance audit report to the DOE for review.  The annual compliance audit reports for our institutions contain findings on topics that were the subject of findings in prior audits although the amount of questioned funds in the reports are immaterial and have been repaid.  The reoccurrence of findings in our compliance audit reports could result in the DOE initiating an adverse action against one or more of our institutions.  Significant violations of Title IV Program requirements by any of our institutions could become the basis for the DOE to impose liabilities on us or initiate an adverse action to limit, suspend, terminate, revoke, or decline to renew the participation of the affected institution in Title IV Programs or to seek civil or criminal penalties. Generally, a termination of Title IV Program eligibility extends for 18 months before the institution may apply for reinstatement of its participation. Some of the findings in the annual Title IV Program compliance audits for some of our institutions resulted in the DOE placing those institutions on provisional certification.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

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

Consumer Protection Laws and Scrutiny of the For-Profit Postsecondary Education Sector.  As a post-secondary educational institution, we are subject to a broad range of consumer protection and other laws, such as recruiting, marketing, the protection of personal information, student financing and payment servicing, enforced by federal agencies such as the FTC and CFPB and various state agencies and state attorneys general. We devote significant effort to complying with state and federal consumer protection laws.  In recent years, Congress, the DOE, state legislatures and regulatory agencies, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and other inquiries have occurred regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports have been issued that are highly critical of for-profit colleges and universities.

Index
On October 6, 2021, the FTC issued an announcement regarding its intentions to target false claims by for-profit colleges on topics such as promises about graduates’ job and earnings prospects and other outcomes, to impose “significant financial penalties” on violators, and to monitor the market carefully with federal and state partners. The FTC indicated in the announcement that it had put 70 for-profit higher education institutions on notice that the agency would be “cracking down” on any such false promises. All of our institutions were among the 70 institutions who received this notice. Although the FTC stated that a school’s presence on the list of 70 institutions does not reflect any assessment as to whether they have engaged in deceptive or unfair conduct, the FTC’s announcement and its issuance of notices to schools could lead to further scrutiny, investigations, and potential attempted enforcement actions by the FTC and other regulators against for-profit schools, including our schools.

On October 8, 2021, the DOE announced the establishment of an Office of Enforcement within the Federal Student Aid Office that oversees institutions participating in Title IV programs. The office will be comprised of four existing divisions, including the Administrative Actions and Appeals Services Group (which, among other things, initiates adverse actions against institutions), the Borrower Defense Group (which analyzes Borrower Defense to Repayment claims), the Investigations Group (which evaluates and investigates potential institutional noncompliance and collaborates with other federal and state regulators), and the Resolution and Referral Management Group (which tracks and resolves referrals, allegations and complaints about institutions and other parties that participate in the Title IV programs). The establishment of the Office of Enforcement could result in an increase in enforcement actions and other activities against for-profit schools and school companies, including us.

In addition to Title IV Programs and other government-administered programs, all of our schools offer extended financing programs to their students.  This extension of credit helps fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. Students or their parents can apply to a number of different lenders for this funding at current market interest rates.  In such regard, we are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions, which may be subject to the supervisory authority of the CFPB.

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

Among other things, the CARES Act includes $14 billion of HEERF funds for the DOE to distribute directly to institutions of higher education.  Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  Institutions are permitted to use the remainder of the funds for additional emergency grants to students or to cover institutional costs associated with significant changes to the delivery of instruction due to the COVID-19 emergency, provided that those costs do not include payments to contractors for the provision of pre-enrollment recruitment activities, endowments, or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.  The law requires institutions receiving funds to continue to the greatest extent practicable to pay their employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency.

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

Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”) and ARPA.  On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law.  This annual appropriations bill contained the CRRSAA. which provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  The DOE has allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of December 31, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds.  The remainder of the funds are on hold by the DOE and we are not expecting to receive any of those funds.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

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

RISKS RELATED TO OUR INDUSTRY

Our failure to comply with the extensive regulatory requirements for participation in Title IV Programs and school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding, which could affect our revenues and impose significant operating restrictions upon us.

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

If we are found to have not satisfied the HEA or the DOE's requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding, which could adversely affect our revenue, as we received approximately 74% of our revenue (calculated based on cash receipts) from Title IV Programs during the fiscal year ended December 31, 2022, and have a significant impact on our business and results of operations.  If any of our schools fail to comply with applicable HEA or regulatory requirements, our regulators could take a variety of adverse actions against us, and our schools could be subject to, among other things, a) the loss of, or placement of material restrictions or conditions on (i) state licensure or accreditation, (ii) eligibility to participate in and receive funds under the Title IV Programs or other federal or state financial assistance programs, or (iii) capacity to grant degrees, diplomas and certificates or b) the imposition of liabilities or monetary penalties, any of which could have a material adverse effect on academic or operational initiatives, revenues or financial condition, and impose significant operating restrictions upon us. See Part I, Item 1. “Business – Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”

If we fail to demonstrate “administrative capability” to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs, and the DOE plans to reinitiate a rulemaking process that may expand the number and scope of these criteria. For a description of these criteria, see Part I, Item 1. “Business - Regulatory Environment – Administrative Capability.”

If we are found not to have satisfied the DOE’s “administrative capability” requirements, or to have otherwise failed to comply with one or more DOE requirements, one or more of our institutions and its additional locations could be limited in its access to, or lose, Title IV Program funding.  This could adversely affect our revenue, as we received approximately 74% of our revenue (calculated based on cash receipts) from Title IV Programs in 2022, which would have a significant impact on our business and results of operations.  The DOE has placed all of our institutions on provisional certification based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institutions’ level of administrative capability.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

Index
Congress and the DOE may make changes to the laws and regulations applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. We cannot predict what, if any, legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or other such activities of Congress, although Congress recently made a change to the 90/10 Rule that will make it harder for schools like ours that are subject to the rule to comply with the rule. See Part I, Item 1. “Business - Regulatory Environment – Congressional Action.”  Because a significant percentage of our revenues is derived from the Title IV Programs, any action by Congress or the DOE that significantly reduces funding for Title IV Programs or that limits the ability of our schools, programs, or students to receive funding through such programs or that imposes new restrictions upon our business or operations could reduce our student enrollment and our revenues, increase our administrative costs, require us to arrange for alternative sources of financial aid for our students, and require us to modify our practices in order to fully comply.  In addition, current requirements for Title IV Program participation may change or the present Title IV Programs could be replaced by other programs with materially different eligibility requirements.  The potential for changes that may be adverse to us and other for-profit schools like ours may increase as a result of changes in political leadership.  The DOE is currently engaged in a process to establish new regulations that are expected to increase the number and scope of regulatory requirements applicable to our schools.  See Part I, Item 1.  “Business – Regulatory Environment – Negotiated Rulemaking.”  If we cannot comply with the provisions of the HEA and the regulations of the DOE, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment regulations.

The DOE’s current Borrower Defense to Repayment regulations establish processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans based on certain acts or omissions by the institution or a covered party. The current regulations also establish processes for the DOE to seek recovery from the institution of the amount of discharged loans. On November 1, 2022, the DOE published final regulations on Borrower Defense to Repayment and other topics with a general effective date of July 1, 2023.  The final regulations regarding Borrower Defense to Repayment and regarding closed school loan discharges are extensive and generally make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges.  The implementation of new Borrower Defense to Repayment regulations by the DOE and the enforcement of the existing Borrower Defense to Repayment regulations could have a material adverse effect on our business and results of operations.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations” and “Business – Regulatory Environment – Closed School Loan Discharges.”

We have appealed a class action settlement approved by the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) that could result in the automatic granting of all pending borrower defense applications submitted to the DOE on or before June 22, 2022 concerning our institutions and, potentially, could lead to the DOE seeking recoupment from us of all loan amounts in the granted applications.

On June 22, 2022, the DOE and the plaintiffs in a lawsuit before a federal court in California submitted a proposed settlement agreement to the court.  The plaintiffs contend, among other things, that the DOE failed to timely decide and resolve Borrower Defense to Repayment applications submitted to the DOE. If approved, the settlement would result in full discharge and refund payments to covered student borrowers who have asserted a Borrower Defense to Repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits.

The lawsuit, Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.), is a class action filed on June 25, 2019 against the DOE in the U.S. District Court for the Northern District of California submitted by a group of students, none of whom attended any of our institutions.  We were not a party to the lawsuit when it was filed.  The plaintiffs requested that the court compel the DOE to start approving or denying the pending applications.  The court granted class certification and defined the class of plaintiffs generally to include all people who borrowed a Title IV Direct loan or FFEL loan, who have asserted a Borrower Defense to Repayment claim to the DOE, and whose borrower defense claim has not been granted or denied on the merits.  We have not received notice or confirmation directly from the DOE of the number of student borrowers who have submitted Borrower Defense to Repayment claims related to our institutions.

The proposed settlement agreement includes a long list of institutions, including Lincoln Technical Institute and Lincoln College of Technology.  Under the proposed settlement, the DOE would agree to discharge loans and refund all prior loan payments to each class member with loan debt associated with an institution on the list (which includes our institutions), including borrowers whose applications the DOE previously denied after October 30, 2019.  The DOE and the plaintiffs stated in a court filing that this provision is intended to provide for automatic relief for students at the listed schools which the DOE estimates to total 200,000 class members.  We anticipate that the DOE believes that the class includes the borrowers with claims to which we have submitted responses to the DOE although it is possible that the class also includes borrowers with claims for which we have not received notice from the DOE or an opportunity to respond.  The parties also stated that the DOE has determined that attendance at one of the institutions on the list justifies presumptive relief based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the high rate of class members with applications related to the listed schools.  The proposed settlement agreement provides a separate process for reviewing claims associated with schools that are not on the list.  It is unclear whether the DOE would seek to impose liabilities on us or other schools or take other actions or impose other sanctions on us or other schools based on relief provided to students under the proposed settlement agreement (particularly if the DOE provides relief without evaluating or accounting for legal and factual information provided to the DOE by us and other schools or without providing us and other schools with notice and an opportunity to respond to some of the claims).

Index
In July 2022, the Company and certain other school companies submitted motions to intervene in the lawsuit in order to protect our interests in the finalization and implementation of any settlement agreement that the court might approve.  We noted in the motion that the proposed settlement agreement introduced, for the first time, the prospect that the DOE would “automatically” and fully discharge loans and refund payments to student borrowers without adjudication of the merits of the students’ borrower-defense applications in accordance with the DOE’s borrower-defense regulations and without ensuring that we and other institutions can defend against allegations asserted in individual borrower-defense applications. In addition, we also asserted that it would be unlawful and inappropriate if the DOE sought recoupment against us based on loans that were forgiven under the proposed settlement agreement without providing us with an opportunity to address the claims or accounting for our responses to the claims already submitted which we believe is required by the regulations.  We also asserted that the lawsuit and the potential loan discharges could result in reputational harm to us and our institutions and could result in other actions against us by other federal and state agencies or by current and former students.

The court granted preliminary approval of the proposed settlement agreement on August 4, 2022, and also granted our motion for permissive intervention for the purpose of objecting to and opposing the class action settlement.  On September 22, 2022, the DOE and the plaintiffs filed a joint motion for final approval of the settlement.  In that joint motion, the DOE and the plaintiffs reported that approximately 179,000 new borrower defense applications had been submitted to the DOE as of September 20, 2022.  We and the three other intervenor schools filed briefs opposing final approval.

In an Order dated November 16, 2022, District Court Judge William Alsup granted final approval of the settlement agreement. Subsequently, we, and two other school companies that intervened, filed notices of appeal and asked the district court to stay the settlement from taking effect until the appeals were decided and the district court did temporarily stay any loan discharges and refunds under the settlement pending the decision.  Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the district court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit which we expect the plaintiffs and the DOE will oppose.  We expect that the Ninth Circuit will decide our stay motion in the coming weeks.

Regardless of the outcome of our stay request, we intend to ask the Ninth Circuit to overturn the district court’s judgment approving the final settlement. If the settlement agreement is upheld on appeal, or if the courts deny our stay requests, the DOE is expected to automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and to provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us. The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions. The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications as well. We cannot predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any), or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

The DOE has changed its regulations, and may make other changes in the future, in a manner which could require us to incur additional costs in connection with our administration of Title IV Programs, affect our ability to remain eligible to participate in Title IV Programs, impose restrictions on our participation in Title IV Programs, affect the rate at which students enroll in our programs, or otherwise have a significant impact on our business and results of operations.

The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions. We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE may issue new regulations and guidance that could adversely impact for-profit schools including our institutions. The DOE recently published new regulations on a variety of topics on October 28, 2022 and on November 1, 2022 with a general effective date of July 1, 2023.  The DOE is currently engaged in rulemaking processes and intends to initiate additional rulemaking processes in 2023 that are expected to result in new regulations on a broad range of topics that could adversely impact institutions including our institutions. See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

If we cannot comply with the provisions of these or other regulations, as they currently exist or may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

We cannot predict how the DOE would interpret and enforce current or future regulations or how these regulations, or any regulations that may arise out of a negotiated rulemaking process or any other regulations that DOE may promulgate, may impact our schools’ participation in Title IV Programs; however, current or future regulations could have a material adverse effect on our schools’ business and results of operations, and the broad sweep of the recent rules and the rules that the DOE is currently developing may, in the future, require our schools to submit a letter of credit based on expanded standards of financial responsibility.

Index
If we or our eligible institutions do not meet the financial responsibility standards prescribed by the DOE, we may be required to post letters of credit or our eligibility to participate in Title IV Programs could be terminated or limited, which could significantly reduce our student population and revenues.

To participate in Title IV Programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the DOE or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV Programs. The DOE published new regulations that established expanded standards of financial responsibility, which could result in a requirement that we submit to the DOE a substantial letter of credit or other form of financial protection in an amount determined by the DOE, and be subject to other conditions and requirements, based on any one of an extensive list of triggering circumstances. See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility Standards.” The DOE plans to reinitiate a rulemaking process that is expected to result in new regulations that, among other things, may increase the number and scope of financial responsibility requirements and triggering circumstances that could lead to a letter of credit requirement or other sanctions.  Any obligation to post one or more letters of credit would increase our costs of regulatory compliance. Our inability to obtain a required letter of credit or limitations on, or termination or revocation of, our participation in Title IV Programs could limit our students’ access to various government-sponsored student financial aid programs, which could significantly reduce our student population and revenues.

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

An institution must be accredited by an accrediting commission recognized by the DOE and by applicable state educational agencies in order to participate in Title IV Programs.  See Part I, Item 1. “Business - Regulatory Environment – State Authorization” and “Business – Regulatory Environment – Accreditation.”  If any of our schools fail to comply with accrediting commission requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. Loss of accreditation by any of our main campuses would result in the termination of that school’s eligibility and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a significant adverse impact on our business and operations.

On October 28, 2021, the DOE announced that it had notified ACCSC that the DOE’s decision regarding its recognition of ACCSC as an accrediting agency was being deferred pending the submission of additional information about ACCSC’s monitoring, evaluation, and actions related to high-risk institutions. See Part 1, Item 1. “Business – Regulatory Environment – Accreditation.”  If the DOE declines to continue its recognition of ACCSC and if the subsequent period for obtaining accreditation from another DOE-recognized accrediting agency lapses before we obtain accreditation from another DOE-recognize accrediting agency (or if the DOE does not provide such a period for institutions to obtain other accreditation), our schools could lose their Title IV eligibility.  We cannot predict the timing and outcome of the DOE’s decision on the continuation of its recognition of ACCSC, the timing and outcome of any appeal that ACCSC might pursue in the event of an adverse decision, or the duration and conditions of any period the DOE may elect to provide to institutions to obtain accreditation from another DOE-recognized accrediting agency.  More recently, the DOE announced its intent to commence a negotiated rulemaking process in April 2023 on a number of topics including amendments to the regulations on accreditation, including regulations associated with the standards relating to the DOE’s recognition of accrediting agencies and accreditation procedures as a component of institutional eligibility for participation in the Title IV Program.  We cannot predict the ultimate timing, content or impact of any regulations that DOE might publish on this topic.

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

In March 2021, the ARPA amended the 90/10 Rule by treating other “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV funds are currently treated in the 90/10 Rule calculation. See Part I, Item 1. “Business – Regulatory Environment – 90/10 Rule.”  The ARPA states that the amendments to the 90/10 Rule apply to institutional fiscal years beginning on or after January 1, 2023 and are subject to the HEA’s negotiated rulemaking process.  The DOE published new final 90/10 Rule regulations on October 28, 2022 with a general effective date of July 1, 2023.  The 90/10 Rule regulations could have a materially adverse effect on us and other schools like ours.  See Part I, Item 1.  “Business – Regulatory Environment – 90/10 Rule” and “Business – Regulatory Environment – Negotiated Rulemaking.”  We cannot be certain that the changes we make to our operations in the future to address the new 90/10 Rule regulations will succeed in maintaining our institutions’ 90/10 Rule percentages below required levels or that the changes will not materially impact our business operations, revenues, and operating costs.  It also is possible that Congress or the DOE could amend the 90/10 Rule in the future to lower the 90% threshold, change the calculation methodology, or make other changes to the 90/10 Rule that could make it more difficult for our institutions to comply with the 90/10 Rule.  If any of our institutions loses eligibility to participate in Title IV Programs, that loss would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

Our institutions would lose eligibility to participate in Title IV Programs if their former students defaulted on repayment of their federal student loans in excess of specified levels, which could reduce our student population and revenues.

An institution may lose its eligibility to participate in some or all Title IV Programs if the rates at which the institution's current and former students default on their federal student loans exceed specified percentages.  See Part I, Item 1. “Business - Regulatory Environment – Student Loan Defaults.”  If former students defaulted on repayment of their federal student loans in excess of specified levels, our institutions would lose eligibility to participate in Title IV Programs, would also adversely affect our students’ access to various government-sponsored student financial aid programs, and would have a significant impact on the rate at which our students enroll in our programs and on our business and results of operations.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV Program funds for students who withdraw before completing their educational programs, which could increase our cost of regulatory compliance and decrease our profit margin.

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been credited to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 45 days of such student’s withdrawal. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or may be otherwise sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. Based upon the findings of an annual Title IV Program compliance audit of our Columbia and Iselin institutions, we are required to maintain a letter of credit in the amount of $600,020 to the DOE. More recently, the DOE announced its intent to commence a negotiated rulemaking process in April 2023 on a number of topics including plans to amend the regulations on the requirements for institutions to return unearned Title IV funds to students who withdraw from their educational programs before completing them.  We cannot predict the ultimate timing, content or impact of any regulations that DOE might publish on this topic.  See Part I, Item 1. “Business - Regulatory Environment – Return of Title IV Program Funds.”

We are subject to sanctions if we fail to comply with the DOE’s regulations regarding prohibitions against substantial misrepresentations, which could increase our cost of regulatory compliance and decrease our profit margin.

The DOE’s regulations prohibit an institution that participates in the Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. The DOE published final regulations on November 1, 2022 that, among other things, expanded the categories of conduct deemed to be a misrepresentation or substantial omission of fact and that also established new prohibitions on certain types of recruiting tactics and conduct that the DOE deems to be aggressive or deceptive.  See Part I, Item 1. “Business - Regulatory Environment – Substantial Misrepresentation” and “Business – Regulatory Environment – Negotiated Rulemaking.”  If the DOE determines that one of our institutions has engaged in substantial misrepresentation or other prohibited conduct, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. The new regulations also could result in further scrutiny of marketing and recruiting practices by institutions like our schools and could increase the chances of the DOE finding practices to be noncompliant and imposing sanctions based on the alleged noncompliance.

Index
All of our institutions are provisionally certified by the DOE, which may make them more vulnerable to unfavorable DOE action and place additional regulatory burdens on its operations.

All of our institutions are provisionally certified by the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  The DOE typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions.  In addition, an institution that is provisionally certified must apply for and receive approval from the DOE for certain substantive changes including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of new programs. The DOE intends to reinitiate the rulemaking process that is considering, among other issues, establishing rules to authorize additional conditions and restrictions on provisionally certified institutions and expanding existing regulations regarding administrative capability and financial responsibility.  See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.” Any adverse action by the DOE or increased regulatory burdens as a result of the provisional status of one of our institutions could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

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

The CFPB has exercised supervisory authority over private education loan providers. The CFPB has initiated investigations into the lending practices of institutions in the for-profit education sector.  Any new legislation, regulations, or investigations regarding private student lending could limit the availability of private student loans to our students, which could have a significant impact on our business and operations.

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

Index
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

Public health pandemics, epidemics or outbreaks, including the COVID-19 pandemic, could have a material adverse effect on our business and operations.

Public health pandemics, epidemics or outbreaks such as the COVID-19 pandemic and the resulting containment measures to be taken in response to such events have caused and may in the future cause economic and financial disruptions globally. The extent to which any rapidly spreading contagious illness may impact our business and operations will depend on a variety of factors beyond our control, including the actions of governments, businesses and other enterprises in response thereto, the effectiveness of those actions, and vaccine availability, distribution and adoption, all of which cannot be predicted with any level of certainty. We believe that the spread of such illnesses could adversely impact our business and operations, including as a result of workforce limitations and travel restrictions and related government actions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations and enrollment may be negatively impacted. Finally, state and federal regulators, including the DOE, are augmenting existing regulatory processes, waiving others, and overseeing various emergency relief and aid programs. It is highly uncertain how long such regulatory accommodations will continue, or how long and in what amount emergency relief and aid funds will continue to be available. We also cannot predict the types of conditions that may be attached to participation in emergency relief and aid programs, and whether and to what extent compliance with such conditions will be monitored and enforced.  If further outbreaks occur and students elect to take a leave of absence, withdraw, or do not make up the required in person labs on a timely basis, our future revenues could be impacted.

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

Our students and their families have benefitted from historic lows on student loan interest rates in recent years.  Much of the financing our students receive is tied to floating interest rates. Recently, however, student loan interest rates have been edging higher, making borrowing for education more expensive.  Increases in interest rates result in a corresponding increase in the cost to our existing and prospective students of financing their education, which could result in a reduction in the number of students attending our schools and could adversely affect our results of operations and revenues. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of their educational loans. Higher default rates may in turn adversely impact our eligibility for Title IV Program participation or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in our student population.

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

We may need to raise additional capital in the future to fund acquisitions, working capital requirements, expand our markets and program offerings or respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available to us on favorable terms, or at all.  If adequate funds are unavailable when required or on acceptable terms, we may be forced to forego attractive acquisition opportunities, cease operations.  Even if we are able to continue our operations, our ability to increase student enrollment and revenues would be adversely affected.

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

As of December 31, 2022, the teaching professionals at six of our campuses are represented by unions and covered by collective bargaining agreements that expire between 2023 and 2025.  Although we believe that we have good relationships with these unions and with our employees, any strikes or work stoppages by our employees could adversely impact our relationships with our students, hinder our ability to conduct business and increase costs.

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

The performance and reliability of our technology infrastructure is critical to our reputation and to our ability to attract and retain students. We license the software and related hosting and maintenance services for our online platform and our student information system from third-party software providers. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of systems to us or our students or result in delays and/or errors in processing student financial aid and related disbursements.  Any such system disruptions could impact our ability to generate revenue and affect our ability to access information about our students and could also damage the reputation of our institutions.  Any of the cyberattacks, breaches or other disruptions or damage described above could interrupt our operations, result in theft of our and our students’ data or result in legal claims and proceedings, liability and penalties under privacy laws and increased cost for security and remediation, each of which could adversely affect our business and financial results.  We may be required to expend significant resources to protect against system errors, failures or disruptions or to repair problems caused by any actual errors, disruptions or failures.

We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and storing substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our student may be vulnerable to computer hackers, organized cyberattacks and physical or electronic breaches or unauthorized access, acts of vandalism, ransomware, software viruses and other similar types of malicious activities.  Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A wide range of high-profile data breaches in recent years has led to renewed interest in federal data and cybersecurity legislation that could increase our costs and/or require changes in our operating procedures or systems. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.  We cannot assure you that a breach, loss, or theft of personal information will not occur.

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

The occurrence of natural or man-made catastrophes, including those caused by climate change and other climate-related causes, could materially and adversely affect our business, financial condition, results of operations and prospects.

Substantially all of our campuses are located at leased premises in various areas some of which can experience hurricanes, severe storms, floods, coastal storms, tornadoes, power outages and other severe weather events. If these events were to occur and cause damage to our campus facilities, or limit the ability of our students or faculty to participate in or contribute to our academic programs or our ability to comply with federal and state educational requirements, our business may be adversely affected.  Disruptions of this kind may also result in increases in student attrition, voluntary or mandatory closure of some or all of our facilities, or our inability to procure essential supplies or travel during the pendency of mandated travel restrictions. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business and results of operations could be affected adversely as a result. Moreover, damage to or total destruction of our campus facilities from various weather events may not be covered in whole or in part by any insurance we may have.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

Maintaining our revenues and margins and further increasing them requires us to continue to develop our admissions programs and attract new students in a cost-effective manner. The scope and focus of our marketing and advertising efforts and the strategies used are determined by, among other factors, the specific geographic markets, regulatory compliance requirements and the nature of each institution and its students. If we are unable to advertise and market our institutions and programs successfully, our ability to attract and enroll new students could be materially adversely affected and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our institutions and programs. Our representatives also make presentations at high schools and career fairs. Additionally, we rely on the general reputation of our institutions and referrals from current students, alumni and employers as a source of new enrollment. As part of our marketing and advertising, we also subscribe to lead-generating databases in certain markets, the cost of which may increase. Among the factors that could prevent us from marketing and advertising our institutions and programs successfully are the failure of our marketing tools and strategies to appeal to prospective students, regulatory constraints on marketing, current student and/or employer dissatisfaction with our program offerings or results and diminished access to high school campuses and military bases. In order to maintain our growth, we will need to attract a larger percentage of students in existing markets and increase our addressable market by adding locations in new markets and rolling out new academic programs. Any failure to accomplish this may have a material adverse effect on our future growth.

RISKS RELATED TO OUR CAPITAL STRUCTURE

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

We can issue shares of Preferred Stock without general shareholder approval, which could adversely affect the rights of common shareholders.

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

The trading price of our Common Stock may continue to fluctuate substantially in the future.

Our stock price may fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors include:

•	general economic conditions;
•	general conditions in the for-profit, post-secondary education industry;
•	negative media coverage of the for-profit, post-secondary education industry;
•	failure of certain of our schools or programs to maintain compliance under the gainful employment regulation, 90/10 Rule or with financial responsibility standards;
•	the impact of DOE rulemaking and other changes in the highly regulated environment in which we operate;
•	the initiation, pendency or outcome of litigation, accreditation reviews and regulatory reviews, inquiries and investigations;
•	loss of key personnel;
•	quarterly variations in our operating results;
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

As of December 31, 2022, we leased all of our facilities, except for our campus in Nashville, Tennessee.  We continue to reevaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2022, all of our existing leases expire between 2023 and 2041.

The following table provides information relating to our facilities as of December 31, 2022, including our corporate office:

Location	Brand	Approximate Square Footage
Las Vegas, Nevada	Euphoria Institute	23,000
Columbia, Maryland	Lincoln College of Technology	111,000
Denver, Colorado	Lincoln College of Technology	213,000
Grand Prairie, Texas	Lincoln College of Technology	157,000
Indianapolis, Indiana	Lincoln College of Technology	126,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
Allentown, Pennsylvania	Lincoln Technical Institute	25,000
Atlant, Georgia*	Lincoln Technical Institute	56,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	39,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	35,000
New Britain, Connecticut	Lincoln Technical Institute	36,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute and Lincoln Culinary Institute	57,000
Somerville, Massachusetts**	Lincoln Technical Institute	33,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee***	Lincoln College of Technology	350,000
Parsippany, New Jersey	Corporate Office	17,0

We believe that our facilities are suitable for their present intended purposes.

*
On June 30, 2022, the Company executed a lease for a 55,000 square foot facility to house a second Atlanta area campus.  The build-out is progressing according to plan.  For the year ended December 31, 2022, the Company incurred approximately $0.4 million in capital expenditures, mostly relating to architectural fees and approximately $0.3 million in rent.

**
On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus by the end of 2023.  Total costs to close the campus including the teach-out of the remaining students, are expected to be approximately $2.0 million.

***
The Nashville, Tennessee campus is currently subject to a property sale agreement.  See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 7 Property Sale Agreements.”

ITEM 3.	LEGAL PROCEEDINGS

In April 2021, the Company received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning our schools and requiring that the DOE undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE would provide to us the applications and provide us with the opportunity to submit responses to them. Further, the communication outlined certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We have received the borrower application claims and have completed the process of thoroughly reviewing and responding to each borrower application as well as providing information in response to the DOE’s requests.

We are not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending applications, which could have a material adverse effect on our business and results of operations. If the proposed Borrower Defense to Repayment regulations take effect on July 1, 2023, and if any or all of the Borrower Defense to Repayment applications remain pending, the DOE could attempt to apply the new regulations to the pending applications which could increase the likelihood of the DOE granting the application because the proposed regulations are more favorable to borrowers.

Index
In August 2022, the Company received a communication from the DOE regarding a single borrower defense application submitted on behalf of a group of students who were enrolled in a single educational program at two of our schools in Massachusetts between 2010 and 2013.  We have responded to the DOE’s letter, notwithstanding the absence of a response to our request for additional information about the student claims. We are waiting for the DOE’s reply to our response and to our request for information concerning the student claims.  We are not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the application, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending application which could have a material adverse effect on our business and results of operations.

On June 22, 2022, the DOE and the plaintiffs in a lawsuit before a federal court in California submitted a proposed settlement agreement to the court.  The plaintiffs contend, among other things, that the DOE failed to timely decide and resolve Borrower Defense to Repayment applications submitted to the DOE. If approved, the settlement would result in full discharge and refund payments to covered student borrowers who have asserted a Borrower Defense to Repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits.

The lawsuit, Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.), is a class action filed on June 25, 2019 against the DOE in the U.S. District Court for the Northern District of California submitted by a group of students, none of whom attended any of our institutions.  We were not a party to the lawsuit when it was filed.  The plaintiffs requested that the court compel the DOE to start approving or denying the pending applications.  The court granted class certification and defined the class of plaintiffs generally to include all people who borrowed a Title IV Direct loan or FFEL loan, who have asserted a Borrower Defense to Repayment claim to the DOE, and whose borrower defense claim has not been granted or denied on the merits.  We have not received notice or confirmation directly from the DOE of the number of student borrowers who have submitted Borrower Defense to Repayment claims related to our institutions.

The proposed settlement agreement includes a long list of institutions, including Lincoln Technical Institute and Lincoln College of Technology.  Under the proposed settlement, the DOE would agree to discharge loans and refund all prior loan payments to each class member with loan debt associated with an institution on the list (which includes our institutions), including borrowers whose applications the DOE previously denied after October 30, 2019.  The DOE and the plaintiffs stated in a court filing that this provision is intended to provide for automatic relief for students at the listed schools which the DOE estimates to total 200,000 class members.  We anticipate that the DOE believes that the class includes the borrowers with claims to which we have submitted responses to the DOE although it is possible that the class also includes borrowers with claims for which we have not received notice from the DOE or an opportunity to respond.  The parties also stated that the DOE has determined that attendance at one of the institutions on the list justifies presumptive relief based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the high rate of class members with applications related to the listed schools.  The proposed settlement agreement provides a separate process for reviewing claims associated with schools that are not on the list.  It is unclear whether the DOE would seek to impose liabilities on us or other schools or take other actions or impose other sanctions on us or other schools based on relief provided to students under the proposed settlement agreement (particularly if the DOE provides relief without evaluating or accounting for legal and factual information provided to the DOE by us and other schools or without providing us and other schools with notice and an opportunity to respond to some of the claims).

In July 2022, the Company and certain other school companies submitted motions to intervene in the lawsuit in order to protect our interests in the finalization and implementation of any settlement agreement that the court might approve.  We noted in the motion that the proposed settlement agreement introduced, for the first time, the prospect that the DOE would “automatically” and fully discharge loans and refund payments to student borrowers without adjudication of the merits of the students’ borrower-defense applications in accordance with the DOE’s borrower-defense regulations and without ensuring that we and other institutions can defend against allegations asserted in individual borrower-defense applications. In addition, we also asserted that it would be unlawful and inappropriate if the DOE sought recoupment against us based on loans that were forgiven under the proposed settlement agreement without providing us with an opportunity to address the claims or accounting for our responses to the claims already submitted which we believe is required by the regulations.  We also asserted that the lawsuit and the potential loan discharges could result in reputational harm to us and our institutions and could result in other actions against us by other federal and state agencies or by current and former students.

The court granted preliminary approval of the proposed settlement agreement on August 4, 2022, and also granted our motion for permissive intervention for the purpose of objecting to and opposing the class action settlement.  On September 22, 2022, the DOE and the plaintiffs filed a joint motion for final approval of the settlement.  In that joint motion, the DOE and the plaintiffs reported that approximately 179,000 new borrower defense applications had been submitted to the DOE as of September 20, 2022.  We and the three other intervenor schools filed briefs opposing final approval.

Index
In an Order dated November 16, 2022, District Court Judge William Alsup granted final approval of the settlement agreement. Subsequently, we, and two other school companies that intervened, filed notices of appeal and asked the district court to stay the settlement from taking effect until the appeals were decided and the district court did temporarily stay any loan discharges and refunds under the settlement pending the decision.  Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the district court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit which we expect the plaintiffs and the DOE will oppose.  We expect that the Ninth Circuit will decide our stay motion in the coming weeks.

Regardless of the outcome of our stay request, we intend to ask the Ninth Circuit to overturn the district court’s judgment approving the final settlement. If the settlement agreement is upheld on appeal, or if the courts deny our stay requests, the DOE is expected to automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and to provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us. The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions.  The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications as well. We cannot predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any), or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

On June 7, 2022, the Massachusetts Attorney General’s Office (“AGO”) issued a civil investigative demand (“CID”) indicating its intention to investigate possible unfair or deceptive methods, acts, or practices in violation of state law relating to allegations against our Massachusetts school to such effect in connection with that school’s policies regarding fee refunds and associated disclosures to students and prospective students. The CID has requested that we provide to the AGO certain documentation generally from the period from January 1, 2020 to the present. We have provided the documents requested and are cooperating with the investigation.

We are not able to predict the outcome or materiality of the foregoing matters at this time. In addition to these matters, in the ordinary conduct of our business, we are subject to additional periodic lawsuits, investigations, regulatory proceedings and other claims, including, but not limited to, claims involving students or graduates, routine employment matters and business disputes.  We cannot predict the ultimate resolution of these lawsuits, investigations, regulatory proceedings and other claims asserted against us, but we do not believe that any of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our Common Stock, no par value per share, is quoted on the Nasdaq Global Select Market under the symbol “LINC”.

On March 3, 2023, the last reported sale price of our Common Stock on the Nasdaq Global Select Market was $6.19 per share.  As of March 3, 2023, based on the information provided by Continental Stock Transfer & Trust Company, there were 36 shareholders of record of our Common Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015.  The Company has no current intentions to resume the payment of cash dividends on its Common Stock in the foreseeable future.

During the fiscal year ended December 31, 2022, the Company paid a total of $1.1 million in cash dividends to holders of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) pursuant to the Securities Purchase Agreement entered into on November 14, 2019 and the Company’s Amended and Restated Certificate of Incorporation.

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock has been cancelled and converted into 423.729 shares of the Company’s Common Stock, no par value per share. Shares of the Series A Preferred Stock are no longer outstanding and all rights of the holders to receive future dividends have terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock were converted into 5,381,356 shares of Common Stock.

Share Repurchases

On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing purchases of up to $30.0 million.  Subsequently, on February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.

The following table presents the number and average price of shares purchased during the three months ended December 31, 2022.  The remaining authorized amount for share repurchases under the program at December 31, 2022 was approximately $20.6 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
October 1, 2022 to October 31, 2022	342,808	$5.29	342,808	$21,451,492
November 1, 2022 to November 30, 2022	123,689	6.25	123,689	20,678,160
December 1, 2022 to December 31, 2022	22,514	5.48	22,514	20,554,775
Total	489,011	5.55	489,011

For more information on the share repurchase program, See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 11 Stockholders Equity.”

Index
Equity Compensation Plan Information

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2022, are as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	-	$-	840,807
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	840,807

ITEM 6.	[RESERVED]

Index
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology (which includes information technology).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the DOE and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

Our business is organized into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions; and (c) Transitional, which refers to campuses that have been marked for closure and are currently being taught out.  On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus by the end of 2023.  As of December 31, 2022, the Somerville campus is the only campus classified in the Transitional Segment.

On June 30, 2022, the Company executed a lease for a 55,000 square foot facility to house a second Atlanta, Georgia area campus. The build-out is progressing according to plan.  For the year ended December 31, 2022, the Company incurred approximately $0.4 million in capital expenditures, mostly relating to architectural fees and approximately $0.3 million in rent.

As of December 31, 2022, we had 12,388 students enrolled at 22 campuses.

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

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. Our diploma/certificate programs range in duration from 19 to 136 weeks, our associate’s degree programs range in duration from 73 to 92 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid and other sources of funding. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 74% and 75% of our revenue on a cash basis while the remainder is primarily derived from state grants and cash payments made by students during fiscal years 2022 and 2021, respectively.  The HEA requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 Rule.  See Part I, Item 1. “Business - Regulatory Environment.”

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

Property Sale Agreements

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company (“Nashville Acquisition”), entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”), for an aggregate sale price of $34.5 million, subject to customary adjustments at closing. The Company intends to relocate its Nashville campus to a more efficient and technologically advanced facility in the Nashville metropolitan area but has not yet identified a location.

The Company and SLC have agreed to an extension of the due diligence period under the Nashville Contract.  Consequently, subject to satisfactory completion of the due diligence, this transaction is expected to close during the second quarter of 2023.  During the extension of the diligence period, non-refundable payments have been and continue to be made to the Company by SLC which are expected to total approximately $1.1 million in the aggregate through March 1, 2023.  The payments will be applied towards the purchase price, assuming that a closing occurs. As of December 31, 2022, the Company had received approximately $0.5 million in non-refundable payments from SLC.  The Nashville, Tennessee property is currently classified as assets held for sale in the consolidated balance sheet for the fiscal years ended December 31, 2022 and 2021, respectively

Index
Sale-Leaseback Transaction - Denver, Colorado and Grand Prairie, Texas Campuses

On September 24, 2021, Lincoln Technical Institute, Inc. and LTI Holdings, LLC, each a wholly-owned subsidiary of the Company (collectively, “Lincoln”), entered into an Agreement for Purchase and Sale of Property for the sale of the properties located at 11194 E. 45th Avenue, Denver, Colorado 80239 and 2915 Alouette Drive, Grand Prairie, Texas 75052, at which the Company operates its Denver and Grand Prairie campuses, respectively, to LNT Denver (Multi) LLC, a subsidiary of LCN Capital Partners (“LNT”), for an aggregate sale price of $46.5 million, subject to customary adjustments at closing. Closing of the sale occurred on October 29, 2021.  Concurrently with consummation of the sale, the parties entered into a triple-net lease agreement for each of the properties pursuant to which the properties are being leased back to Lincoln Technical Institute, Inc., for a 20-year term at an initial annual base rent, payable quarterly in advance, of approximately $2.6 million for the first year with annual 2.00% increases thereafter and includes four subsequent five-year renewal options in which the base rent is reset at the commencement of each renewal term at then current fair market rent for the first year of each renewal term with annual 2.00% increases thereafter in each such renewal term. The lease, in each case, provides Lincoln with a right of first offer should LNT wish to sell the property. The Company has provided a guaranty of the financial and other obligations of Lincoln Technical Institute, Inc, its subsidiary under each lease.  The Company evaluated factors in ASC Topic 606, “Revenue from Contracts with Customers”, to conclude that the transaction qualified as a sale. This included analyzing the right of first offer clause to determine whether it represents a repurchase agreement that would preclude the transaction from being accounted for as a successful sale. At the consummation of the sale, the Company recognized a gain on sale of assets of $22.5 million. Additionally, the Company evaluated factors in ASC Topic 842, “Leases”, and concluded that the newly created leases met the definition of an operating lease. The Company also recorded ROU Asset and lease liabilities of $40.1 million.  The sale leaseback transaction consummated in 2021, provided the Company with net proceeds of approximately $45.4 million, with the proceeds partially used for the repayment of the Company’s outstanding term loan of $16.2 million and swap termination fee of $0.5 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussions of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, goodwill and impairment of long-lived assets and income taxes. Actual results could differ from those estimates. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not result in significant management judgment in the application of such principles. We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions and judgment in the preparation of our consolidated financial statements.

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

Our bad debt expense as a percentage of revenues for the fiscal years ended December 31, 2022 and 2021 was 10.0% and 8.0%, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the fiscal years ended December 31, 2022 and 2021 would have resulted in an increase in bad debt expense of $3.5 million and $3.4 million, respectively.

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

Goodwill.  Goodwill represents the excess of purchase price over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired.  Lincoln tests goodwill for impairment annually, in the fourth quarter of each year, unless there are events or changes in circumstances that indicate an impairment may have occurred. Impairment may result from deterioration in performance, adverse market conditions, adverse changes in laws or regulations, the restriction of activities associated with the acquired business, and/or a variety of other circumstances. If we determine that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.

As of December 31, 2022, goodwill was approximately $14.5 million, or 5.0%, of our total assets.  The goodwill is allocated among nine reporting units within the Transportation and Skilled Trades Segment.

When we perform our annual goodwill impairment assessment we have the option to perform a qualitative assessment based on a number of factors impacting our reporting units (step 0).  When a qualitative assessment is performed, a number of factors are evaluated to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our qualitative assessment is subjective.  It includes a review of macroeconomic and industry factors, review of financial and non-financial performance measures, including projected student starts and assessment of adverse events that may negatively impact a reporting units carrying value. Adverse events would include, but are not limited to, difficulty in accessing capital, a greater competitive environment, decline in market-dependent multiples or metrics, regulatory or political developments, change in key personnel, strategy, or customers, or litigation. If we conclude based on our qualitative review that it is more likely than not that the fair value of the reporting unit is less than the carrying value, we proceed with a quantitative impairment test. However, in 2022 it was deemed more appropriate to perform a quantitative goodwill impairment test as a number of factors changed in an unfavorable direction.

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

If we determine that quantitative tests are necessary, we determine the fair value of each reporting unit using an equal weighting of the discounted cash flow model and the market approach, or if required, we will evaluate other asset value-based approaches.  Our judgment is necessary in forecasting future cash flows and operating results, critical assumptions include growth rates, changes in operating costs, capital expenditures, changes in weighted average costs of capital, and the fair value of an asset based on the price that would be received in a current transaction to sell the asset.  Additionally, we obtain independent market metrics for the industry and our peers to assist in the development of these key assumptions.  This process is consistent with our internal forecasts and operating plans.

On December 31, 2022, we conducted our annual test for goodwill impairment and determined we did not have an impairment.

Impairment of Long-Lived Assets.  The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For other long-lived assets, including right-of-use lease assets, the Company evaluates assets for recoverability when there is an indication of potential impairment. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends.  If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

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

On December 31, 2022, as a result of impairment testing it was determined that there was a long-lived asset impairment of $1.0 million.  The impairment was the result of an assessment of the current market value, as compared to the current carrying value of the assets.

Index
Further, on December 31, 2021, as a result of impairment testing it was determined that there was an impairment of our property in Suffield, Connecticut of $0.7 million.  The impairment was the result of an assessment of the current market value, obtained via third-party, as compared to the current carrying value of the assets.  The carrying value for the Suffield, Connecticut property was approximately $2.9 million.  The fair value estimate provided indicated that the current value of the property was approximately $2.2 million.  As such, the aforementioned $0.7 million impairment was recorded and the assets carrying value was reduced.  This property was sold during the second quarter of 2022, generating net proceeds of approximately $2.4 million and resulting in a gain on sale of asset of $0.2 million.  There were no other long-lived asset impairments for the fiscal year ended December 31, 2021.

Income taxes.    We assess our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets we considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

On August 16, 2022, the Inflation Reduction Act (the “Inflation Act”) was enacted and signed into law. The Inflation Act is a budget reconciliation package that includes significant changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. The Company does not expect the tax provisions of the Inflation Act to have a material impact to our consolidated financial statements

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the fiscal years ended December 31, 2022 and 2021, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

Results of Operations for the Two Years Ended December 31, 2022 and December 31, 2021

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended Dec 31,
	2022	2021
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.7%	41.4%
Selling, general and administrative	52.4%	50.4%
Gain on sale of assets	-0.1%	-6.7%
Impairment of long-lived assets	0.3%	0.2%
Total costs and expenses	95.3%	85.3%
Operating income	4.7%	14.7%
Interest expense, net	0.0%	-0.6%
Income from operations before income taxes	4.7%	14.1%
Provision for income taxes	1.1%	3.7%
Net income	3.6%	10.4%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Results of Operations

Revenue.  Revenue increased $13.0 million, or 3.9% to $348.3 million for the fiscal year ended December 31, 2022 from $335.3 million in the prior year.  Excluding Transitional segment revenue, which remained essentially flat at $6.8 million for each year ended December 31, 2022 and 2021, respectively, our revenue would have increased $12.9 million.  The increase was primarily driven by two factors including beginning the year with approximately 700 more students than in the prior year and a 3.6% increase in average revenue per student, more than offsetting average student population, which was flat year-over-year.  The increase in average revenue per student was driven by tuition increases combined with more efficient program delivery through the rollout of the Company’s new hybrid teaching model.  The hybrid teaching model delivers higher daily revenue rates in certain programs as the overall duration of the programs can be shortened.

Index
Educational services and facilities expense. Our educational services and facilities expense increased $9.8 million, or 7.1% to $148.7 million for the fiscal year ended December 31, 2022 from $138.9 million in the prior year.  Excluding Transitional segment educational services and facilities expense of $3.2 million and $3.1 million for each year ended December 31, 2022 and 2021, respectively, our educational services and facilities expense would have increased $9.7 million.  Increased costs were primarily concentrated in instructional expense and facilities expense.

Instructional salaries increased approximately $5.0 million mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.  Further contributing to the increase were current market conditions, program expansion and the return to normalized levels of in-person instruction post-COVID-19 restrictions.  In addition, consumables prices rose sharply driven by ongoing inflation and supply chain shortages.

Facility expenses increased as a result of approximately $2.6 million of additional rent expense relating to our Denver and Grand Prairie campuses which are now leased subsequent to the consummation of the sale leaseback transaction relating to those campuses in the fourth quarter of 2021.

Educational services and facilities expense, as a percentage of revenue, increased to 42.7% from 41.4% for the fiscal years ended December 31, 2022 and 2021, respectively.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $13.5 million, or 8.0% to $182.4 million for the year ended December 31, 2022 from $168.9 million in the prior year.  Excluding our Transitional segment, which had selling, general and administrative expense of $4.1 million and $3.6 million for each of the fiscal years ended December 31, 2022 and 2021, respectively, our selling, general and administrative expense would have increased $13.0 million.  The change year-over-year was driven by:

Administrative expense increased as a result of $7.8 million of bad debt expense, $1.0 million of additional medical costs due to increased claims, $1.3 million in severance and stock compensation related to severance, $2.4 million of increased salary and benefits expense, $0.4 million in costs incurred resulting from the new Atlanta, Georgia campus and $0.4 million in one-time costs incurred in connection with the teach-out of our Somerville, Massachusetts campus.  Partially offsetting the cost increases was a $5.8 million decrease in incentive compensation.

Bad debt expense for the year ended December 31, 2021 was lower than historical amounts due to an adjustment made in the first quarter of 2021 to qualifying student accounts receivables as permitted by the HEERF.  In accordance with the applicable guidance, the Company combined HEERF funding with Company funds to provide financial relief to students who dropped out of school due to COVID-19 related circumstances with unpaid accounts receivable balances during the period from March 15, 2020 to March 31, 2021.  The relief resulted in a net benefit to bad debt expense of approximately $3.0 million.  Without this adjustment bad debt expense for the fiscal year ended December 31, 2022 as a percentage of total revenue, would have been comparable to that reported in the prior year comparable period.

Marketing investments increased $1.9 million when compared to the prior year. The increase is a result of a shift in our marketing strategy to include additional expenditures in paid search and paid social media channels while reducing our spend in pay-per-lead affiliate channels. Paid search and paid social media leads convert to enrollments at significantly higher rates compared to affiliate leads that are anywhere from two to three times more expensive on a cost-per-lead basis.  Marketing investments implemented during the year yielded positive results as measured by increased lead generation and enrollments.  However, these prospective students did not always translate into a start due to several factors including low unemployment and inflation, which is causing students to avoid incurring additional debt.  The Company is anticipating that the increased interest in our programs will come to fruition during fiscal year 2023, provided economic conditions become more favorable.

Sales expenses were up $1.6 million, driven by several factors including $0.8 million of additional salary expense and $0.1 million in sales promotions relating to sales aimed at continuing to grow our post-high school population.  Further contributing to the increase was $0.2 million in additional travel expense incurred now that COVID-19 travel restrictions have been lifted.

Student services expenses increased $2.0 million driven by $0.8 million of additional costs relating to the centralization of our financial aid department, $0.7 million of additional transportation costs for our students resulting from the removal of previously-imposed COVID-19 restrictions and a $0.5 million increase in career services as staffing levels were increased to accommodate a growing number of students graduating and to assist with placements of graduates.

Selling, general and administrative expense, as a percentage of revenue, increased to 52.4% from 50.4% for the fiscal years ended December 31, 2022 and 2021, respectively.

Index
Gain on sale of assets.  Gain on the sale of assets was $0.2 million and $22.5 million for each of the fiscal years ended December 31, 2022 and 2021, respectively.

During the second quarter of 2022, the Company sold its Suffield, Connecticut campus, for net proceeds of $2.4 million, resulting in a gain of $0.2 million in the current year.

In the fourth quarter of 2021, the Company consummated a sale leaseback transaction of its Denver, Colorado and Grand Prairie, Texas campuses resulting in a $22.5 million gain.  See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements - Note 7 Property Sale Agreements.”

Impairment of long-lived assets.  As of December 31, 2022, the Company performed its annual test of long-lived assets and determined that there was sufficient evidence to conclude that a $1.0 million impairment existed.  The impairment was the result of an assessment of the current market value, as compared to the current carrying value of the assets.  As of December 31, 2021, there was an impairment of $0.7 million, resulting from a one-time non-cash impairment charge triggered by an adjustment to fair market value for a campus sold during the second quarter of 2022.

Net interest income / expense.  Net interest income was $0.2 million for the year ended December 31, 2022 compared to net interest expense of $2.0 million in the prior year.  The increase to net interest income year-over-year was driven by two factors including 1) the Company’s acquisition of short-term investments and 2) the payoff of all outstanding debt during the fourth quarter of prior year in connection with the sale leaseback transaction involving the Denver, Colorado and Grand Prairie, Texas campuses. See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements - Note 7 Property Sale Agreements.”

Income taxes.  Our income tax provision for the year ended December 31, 2022 was $3.8 million, or 23.1% of pre-tax income compared to $12.5 million, or 26.5% of pre-tax income in the prior year.  During the year ended, the decrease in effective tax rate was mainly due to a higher tax benefit derived from restricted stock vesting.

Segment Results of Operations

We operate our business in three reportable operating segments: (a) the Transportation and Skilled Trades segment, (b) the Healthcare and Other Professions (“HOPS”) segment and (c) the Transitional segment.  As of December 31, 2022, the only campus classified in Transitional is the Somerville, Massachusetts campus, which has been marked for closure and is expected to be fully taught-out as of December 31, 2023.

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

Index
The following table presents results for the activity for our reportable operating segments for the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	% Change
Revenue:
Transportation and Skilled Trades	$249,905	$240,531	3.9%
Healthcare and Other Professions	91,535	87,998	4.0%
Transitional	6,847	6,807	0.6%
Total	$348,287	$335,336	3.9%

Operating Income (Loss):
Transportation and Skilled Trades	$42,335	$52,055	-18.7%
Healthcare and Other Professions	7,189	11,740	-38.8%
Transitional	(430)	105	-509.5%
Corporate	(32,816)	(14,639)	-124.2%
Total	$16,278	$49,261	-67.0%

Starts:
Transportation and Skilled Trades	9,831	10,291	-4.5%
Healthcare and Other Professions	4,710	4,666	0.9%
Transitional	379	445	-14.8%
Total	14,920	15,402	-3.1%

Average Population:
Transportation and Skilled Trades	8,629	8,505	1.5%
Leave of Absence - COVID-19	-	(12)	100.0%
Transportation and Skilled Trades Excluding Leave of Absence - COVID-19	8,629	8,493	1.6%

Healthcare and Other Professions	3,973	4,123	-3.6%
Leave of Absence - COVID-19	-	(33)	100.0%
Healthcare and Other Professions Excluding Leave of Absence - COVID-19	3,973	4,090	-2.9%

Transitional	292	316	-7.6%
Leave of Absence - COVID-19	-	-	0.0%
Transitional Excluding Leave of Absence - COVID-19	292	316	-7.6%

Total	12,894	12,944	-0.4%
Total Excluding Leave of Absense - COVID-19	12,894	12,899	0.0%

End of Period Population:
Transportation and Skilled Trades	8,237	8,648	-4.8%
Healthcare and Other Professions	3,959	4,093	-3.3%
Transitional	192	318	-39.6%
Total	12,388	13,059	-5.1%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Transportation and Skilled Trades

Operating income was $42.3 million and $52.1 million for the fiscal years ended December 31, 2022 and 2021, respectively.  The change year-over-year was mainly driven by the following factors:

•
Revenue increased $9.4 million, or 3.9% to $249.9 million for the fiscal year ended December 31, 2022 from $240.5 million in the prior year.  Revenue increased due to a 2.2% increase in average revenue per student, driven by tuition increases and greater efficiencies realized through the Company’s new hybrid delivery model, as detailed in the consolidated results of operations.  Further contributing to the additional revenue is a 1.6% increase in average population, mainly due to a higher beginning of period population in the current year of approximately 730 students.

Index
•
Educational services and facilities expense increased $6.6 million, or 6.9% to $101.3 million for the fiscal year ended December 31, 2022 from $94.7 million in the prior year.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional salaries increased mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.  Further contributing to the increase were current market conditions, program expansion and the return to normalized levels of in-person instruction following COVID-19 restrictions.  In addition, consumable expense has risen as a result of inflation and supply chain shortages.  Facility expense increases were the result of approximately $2.6 million of additional rent expense relating to our Denver and Grand Prairie campuses following the consummation of the sale leaseback transaction of these campuses in the fourth quarter of 2021.  Also contributing to the increase is $0.4 million of additional cleaning services.  Partially offsetting the additional facility costs are reductions in depreciation expense.

•
Selling, general and administrative expense increased $12.5 million, or 13.3% to $106.2 million for the fiscal year ended December 31, 2022, from $93.7 million in the prior year.  The increase was primarily driven by additional bad debt expense, marketing investments, sales expense and student services expenses discussed in the consolidated results of operations above.

Healthcare and Other Professions

Operating income was $7.2 million and $11.7 million for the fiscal years ended December 31, 2022 and 2021, respectively.  The change year-over-year was mainly driven by the following factors:

•
Revenue increased $3.5 million, or 4.0% to $91.5 million for the fiscal year ended December 31, 2022 from $88.0 million in the prior year.  Additional revenue was driven by a 6.6% increase in average revenue per student, which more than offset a 2.9% decline in average student population for the year. The higher revenue per student was driven by tuition increases and greater efficiencies realized through the Company’s new hybrid delivery model as detailed in the consolidated results of operations.

•
Educational services and facilities expense increased $3.1 million, or 7.6% to $44.3 million for the fiscal year ended December 31, 2022 from $41.2 million in the prior year.  Increased costs were primarily concentrated in instructional expense and facilities expense.  Instructional salaries increased mainly due to higher staffing levels in addition to expenses incurred in connection with the transition to our new hybrid teaching model.  Further contributing to the increase were current market conditions, program expansion and the return to normalized levels of in-person instruction following COVID-19 restrictions.  Facility expense increases were primarily due to increased spending for common area maintenance and additional rent expense.

•
Selling, general and administrative expense increased $3.9 million, or 11.1% to $39.0 million for the fiscal year ended December 31, 2022 from $35.1 million in the prior year.  The increase was primarily driven by additional bad debt expense, marketing investments, sales expense and student services expenses discussed in the consolidated results of operations above,

•	Impairment was $1.0 million and zero for the years ended December 31, 2022 and 2021, respectively as discussed in the consolidated results above.

Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property has exercised an option to terminate the lease on December 8, 2023 and the Company has since determined not to pursue relocating the campus in this geographic region.  The Company has also developed a plan to deliver instruction for the remaining students prior to the closing.  Total costs to close the campus including the teach-out will be approximately $2.0 million.  The closure should be completed by the end of 2023.  Revenue and related expenses for the Somerville campus have been classified in the Transitional segment for comparability for the fiscal years ended December 31, 2022 and 2021.

•	Revenue remained essentially flat at $6.8 million for each of the fiscal years ended December 31, 2022 and 2021, respectively.
•	Operating loss was $0.4 million for the fiscal year ended December 31, 2022 compared to operating income of $0.1 million in the prior year.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $32.8 million and $14.6 million for each of the fiscal years ended December 31, 2022 and 2021, respectively.  Included in the current year is a gain of $0.2 million resulting from the sale of our Suffield, Connecticut property during the second quarter of 2022.  Included in the prior year is a $22.5 million gain realized as a result of entering into a sale leaseback transaction involving our Grand Prairie, Texas and Denver, Colorado campuses, partially offset by a one-time non-cash impairment charge of $0.7 million.  Excluding the gain on sale of assets from both years in addition to the impairment charge in prior year, corporate and other expenses would have been $33.0 million and $36.4 million for each of the fiscal years ended December 31, 2022 and 2021, respectively.  The decrease in expense year-over-year was primarily driven by a reduction in incentive compensation, partially offset by additional medical costs due to increased claims, severance and stock compensation related to severance and an increase in salaries and benefits.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities, prior to the termination thereof (described below), borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the two fiscal years in the period ended December 31, 2022:

	Cash Flow Summary
	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$882	$27,447
Net cash (used in) provided by investing activities	$(21,354)	$37,848
Net cash used in financing activities	$(12,548)	$(20,014)

As of December 31, 2022, the Company had $50.3 million in cash and cash equivalents and restricted cash, in addition to $14.7 million in short-term investments, compared to $83.3 million cash and cash equivalents in the prior year.  The decrease in cash position from the prior year was the result of several factors, including incentive compensation payments, share repurchases made under the share repurchase program and one-time costs incurred in connection with the teach-out of our Somerville, Massachusetts campus.  Partially offsetting the decrease in cash and cash equivalents was $2.4 million in net proceeds received as a result of the sale of a former campus located in Suffield, Connecticut consummated during the second quarter of 2022.  Further, the Company’s cash position in the prior year benefited from the consummation of a sale leaseback transaction entered into during the fourth quarter of 2021 of the Company’s Denver, Colorado and Grand Prairie, Texas campuses generating net proceeds of approximately $45.4 million.

On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company’s outstanding Common Stock.  The repurchase program was authorized for 12 months. As of December 31, 2022, the Company had repurchased 1,572,414 shares at a cost of approximately $9.4 million.  On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 74% of our cash receipts relating to revenues in 2022. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

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

Operating Activities

Operating cash flow results primarily from cash received from our students, offset by changes in working capital demands.  Working capital can vary at any point in time based on several factors including seasonality, timing of cash receipts and payments and vendor payment terms.

Net cash provided by operating activities was $0.9 million and $27.4 million for each of the fiscal years ended December 31, 2022 and 2021, respectively. The main driver for the decrease was due to a delay of approximately $8.0 million in Title IV funds resulting from a system upgrade during the fourth quarter.  The funds were subsequently received in January 2023.

Index
Investing Activities

Net cash used in investing activities was $21.4 million for the year ended December 31, 2022 compared to net cash provided by investing activities of $37.8 million in the prior year comparable period.  The decrease of $59.2 million was driven by the purchase of short-term investments totaling $14.8 million in the current year in combination with net proceeds of approximately $45.4 million received in the fourth quarter of the prior year resulting from the consummation of a sale leaseback transaction.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our campus in Nashville, Tennessee, which currently is subject to a sale leaseback agreement (described elsewhere in this Form 10-K) for the sale of the property, which is currently expected to be consummated in the second quarter of 2023.

Capital expenditures were 3% of revenues in 2022 and are expected to approximate 11% of revenues in 2023.  The significant increase in capital expenditures over the prior year will be driven by the build-out of our new Atlanta, Georgia area campus.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities was $12.5 million for the fiscal year ended December 31, 2022 compared to $20.0 million in the prior year.  The decrease of $7.5 million was primarily due to $9.4 million in shares repurchased in the current year in combination with payments on borrowings in the prior year of $17.8 million.

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

In addition to the foregoing, the Credit Agreement contained customary representations, warranties, and affirmative and negative covenants (including financial covenants that (i) restricted capital expenditures, (ii) restricted leverage, (iii) required maintaining minimum tangible net worth, (iv) required maintaining a minimum fixed charge coverage ratio and (v) required the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, would result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. The Credit Agreement also limited the payment of cash dividends during the first 24 months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such 24 month period to increase the amount of permitted cash dividends that the Company could pay on its Series A Preferred Stock.

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

Pursuant to certain amendments and modifications to the Credit Agreement and other loan documents, the Term Loan and the Delayed Draw Term Loan were paid off in full and on January 21, 2021, the Line of Credit expired by the terms, conditions and provisions of the Credit Agreement.

On November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding provided that they are cash collateralized and, as of December 31, 2022, the letters of credit in the aggregate outstanding principal amount of $4.0 million remained outstanding, were cash collateralized and classified as restricted cash on the consolidated balance sheet.  As of December 31, 2022, the Company did not have a credit facility and did not have any debt outstanding.  The Company expects to negotiate a new credit facility in the second quarter of 2023.

Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments. As of December 31, 2022, we have no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2041 under basic annual rentals.

As of December 31, 2022, there were four new leases and one lease modification that resulted in noncash re-measurements of the related right-of-use asset and operating lease liability of $13.8 million.  This re-measurement includes the new Atlanta, Georgia area campus, the lease of which commenced in August 2022.

We had no off-balance sheet arrangements as of December 31, 2022, except for existing surety bonds.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2022, we posted surety bonds in the aggregate amount of approximately $15.3 million.  These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

As of the fiscal year ended December 31, 2022 and 2021, we had outstanding loan principal commitments to our active students of $30.5 million and $30.0 million, respectively.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported in our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2022 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission’s Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report included in this Form 10-K that follows.

Index
ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

Certain information required by this item will be included in a definitive proxy statement for the Company’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission within 120 days after December 31, 2022, and is incorporated by reference herein.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information required by this Item 10 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct applicable to our directors, officers and employees and certain other persons, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Business Ethics and Conduct is available on our website at www.lincolntech.edu. If any amendments to or waivers from the Code of Business Ethics and Conduct are made, we will disclose such amendments or waivers on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

Index
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

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

4.3	Description of Securities of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed March 9, 2021)

10.1+
Employment Agreement, dated as of December 13, 2022, between the Company and Scott M. Shaw (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 16, 2022).

10.2+
Employment Agreement, dated as of December 13, 2022, between the Company and Brian K. Meyers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 16, 2022).

10.3+
Employment Agreement dated as of December 13, 2022 between the Company and Stephen M. Buchenot (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 16, 2022).

10.4+	Employment Agreement dated as of December 13, 2022 between the Company and Chad D Nyce (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 16, 2022).

10.5+	Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed June 5, 2020).

10.6+	Lincoln Educational Services Corporation Severance and Retention Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2022).

Index
10.7
Securities Purchase Agreement, dated as of November 14, 2019, between the Company and the investor parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.8
Credit Agreement, dated as of November 14, 2019, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.9
First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Sterling National Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2020).

10.10
Second Amendment to Credit Agreement, dated as of May 23, 2022, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Webster Bank, National Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2022).

10.11
Third Amendment to the Credit Agreement, dated as of August 5, 2022, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Webster Bank, National Bank (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2022).

10.12
Consent and Waiver Letter Agreement, dated as of September 23, 2021, by and among the Company and certain of its subsidiaries and Sterling National Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2021).

10.13
Contract for the Purchase of Real Estate, dated as of September 24, 2021, by and between Nashville Acquisition, LLC and SLC Development, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2021).

10.14
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

10.16	Indemnification Agreement between the Company and John A. Bartholdson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

21.1*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101*.

*	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Date:	March 7, 2023

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
Signature	Title	Date

/s/ Scott M. Shaw	Chief Executive Officer and Director	March 7, 2023
Scott M. Shaw

/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 7, 2023
Brian K. Meyers

/s/ John A. Bartholdson	Director	March 7, 2023
John A. Bartholdson

/s/ James J. Burke, Jr.	Director	March 7, 2023
James J. Burke, Jr.

/s/ Kevin M. Carney	Director	March 7, 2023
Kevin M. Carney

/s/ Ronald E. Harbour	Director	March 7, 2023
Ronald E. Harbour

/s/ J. Barry Morrow	Director	March 7, 2023
J. Barry Morrow

/s/ Michael A. Plater	Director	March 7, 2023
Michael A. Plater

/s/ Felecia J. Pryor	Director	March 7, 2023
Felecia J. Pryor

/s/ Carlton Rose	Director	March 7, 2023
Carlton Rose

/s/ Sylvia Jean Young	Director	March 7, 2023
Sylvia Jean Young

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill - Two Reporting Units within the Transportation and Skilled Trades Segment - Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using an equal weighting of the discounted cash flow model and the market approach, or if required, evaluates other asset value-based approaches. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, which is driven by student start growth, EBITDA (Earnings Before Interest, Tax, Depreciation, and Amortization) margins, the long-term growth rate used in the calculation of the terminal value, and the discount rate to apply against the reporting unit’s financial metrics.  The determination of fair value using the market approach requires management to make significant estimates and assumptions related to the selection of EBITDA multiples and the control premiums.  The determination of fair value using an asset approach requires management to estimate the fair value of the asset based on the price that would be received in a current transaction to sell the asset. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $14.5 million as of December 31, 2022, of which $11.6 million was attributable to two reporting units within the Transportation and Skilled Trades Segment.

Index
Given the significant judgments made by management to estimate the fair value of the reporting units, including management’s judgments in selecting significant assumptions to forecast future revenues, student start growth, EBITDA margins, the long-term growth rate used in the calculation of the terminal value, and the discount rate to apply against the reporting units financial metrics, as well as the selection of the EBITDA multiples and control premiums, and determination of the fair value of certain assets, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the forecasts of future revenue, student start growth, EBITDA margins, the long-term growth rate used in the calculation of the terminal value, and the selection of the discount rate to apply against the reporting units financial metrics used within the income approach, and selection of the EBITDA multiples and control premiums used in the market approach, and the determination of fair value of certain assets for the two reporting units within the Transportation and Skilled Trades Segment included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units within the Transportation and Skilled Trades Segment such as controls related to management’s selection of the long-term growth rate, discount rate, EBITDA multiples and control premiums, as well as forecasts of future revenue, student start growth and EBITDA margins and the determination of the fair value of certain assets.

•	We evaluated the reasonableness of the determination of the fair value of certain assets by management.
•	We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to:
o	Historical revenues and EBITDA margins.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases, as well as in analyst and industry reports for the Company and certain peer companies.
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

Morristown, New Jersey
March 7, 2023
We have served as the Company’s auditor since 1999.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 7, 2023, expressed an unqualified opinion on those financial statements.

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

Morristown, New Jersey
March 7, 2023

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,074	$83,307
Restricted cash	4,213	-
Short-term investments	14,758	-
Accounts receivable, less allowance of $28,560 and $26,837 at December 31, 2022 and 2021, respectively	37,175	26,159
Inventories	2,618	2,721
Prepaid expenses and other current assets	4,738	4,881
Asset held for sale	4,559	4,559
Total current assets	114,135	121,627

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $146,367 and $153,335 at December 31, 2022 and 2021, respectively	23,940	23,119

OTHER ASSETS:
Noncurrent receivables, less allowance of $6,810 and $5,084 at December 31, 2022 and 2021, respectively	22,734	20,028
Deferred income taxes, net	22,312	23,708
Operating lease right-of-use assets	93,097	91,487
Goodwill	14,536	14,536
Other assets, net	812	794
Total other assets	153,491	150,553
TOTAL ASSETS	$291,566	$295,299

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	December 31,
	2022	2021

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$24,154	$25,405
Accounts payable	10,496	12,297
Accrued expenses	8,653	15,669
Income taxes payable	2,055	1,017
Current portion of operating lease liabilities	9,631	11,479
Other short-term liabilities	31	15
Total current liabilities	55,020	65,882

NONCURRENT LIABILITIES:
Pension plan liabilities	668	1,607
Long-term portion of operating lease liabilities	91,001	86,410
Total liabilities	146,689	153,899

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - authorized 10,000,000 shares at December 31, 2022 and 2021, issued and outstanding Series A convertible preferred stock, zero shares at December 31, 2022 and 12,700 shares at December 31, 2021	-	11,982

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at December 31, 2022 and 2021, issued and outstanding 31,147,925 shares at December 31, 2022 and 27,000,687 shares at December 31, 2021	49,072	141,377
Additional paid-in capital	45,540	32,439
Treasury stock at cost - zero and 5,910,541 shares at December 31, 2022 and 2021	-	(82,860)
Retained earnings	51,225	39,702
Accumulated other comprehensive loss	(960)	(1,240)
Total stockholders’ equity	144,877	129,418
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$291,566	$295,299

  See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021

REVENUE	$348,287	$335,336
COSTS AND EXPENSES:
Educational services and facilities	148,746	138,931
Selling, general and administrative	182,391	168,923
Gain on sale of assets	(177)	(22,479)
Impairment of long-lived assets	1,049	700
Total costs and expenses	332,009	286,075
OPERATING INCOME	16,278	49,261
OTHER:
Interest income	318	-
Interest expense	(160)	(2,015)
INCOME BEFORE INCOME TAXES	16,436	47,246
PROVISION FOR INCOME TAXES	3,802	12,528
NET INCOME	12,634	34,718
PREFERRED STOCK DIVIDENDS	1,111	1,219
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,523	$33,499
Basic and Diluted
Net income per share	$0.36	$1.04
Weighted average number of common shares outstanding:
Basic and Diluted	25,879	25,081

See Notes to Consolidated Financial Statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	December 31,
	2022	2021
Net income	$12,634	$34,718
Other comprehensive income
Derivative qualifying as a cash flow hedge, net of taxes (nil)	-	878
Employee pension plan adjustments, net of taxes (a)	280	2,047
Comprehensive income	$12,914	$37,643

(a)	Taxes related to pension plan adjustments were $0.1 million and $0.7 million for each of the years ended December 31, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2020	26,476,329	$141,377	$30,512	$(82,860)	$6,203	$(4,165)	$91,067	12,700	$11,982
Net income	-	-	-	-	34,718	-	34,718	-	-
Preferred stock dividend	-	-	-	-	(1,219)	-	(1,219)	-	-
Employee pension plan adjustments	-	-	-	-	-	2,047	2,047	-	-
Derivative qualifying as cash flow hedge	-	-	-	-	-	878	878	-	-
Stock-based compensation expense
Restricted stock	679,331	-	2,889	-	-	-	2,889	-	-
Net share settlement for equity-based compensation	(154,973)	-	(962)	-	-	-	(962)	-	-
BALANCE - December 31, 2021	27,000,687	141,377	32,439	(82,860)	39,702	(1,240)	129,418	12,700	11,982
Net income	-	-	-	-	12,634	-	12,634	-	-
Preferred stock dividend	-	-	-	-	(1,111)	-	(1,111)	-	-
Preferred Stock Conversion	5,381,356	-	11,982	-	-	-	11,982	(12,700)	(11,982)
Employee pension plan adjustments	-	-	-	-	-	280	280	-	-
Stock-based compensation expense
Restricted stock	606,950	-	3,111	-	-	-	3,111	-	-
Treasury stock cancellation	-	(82,860)	-	82,860	-	-	-	-	-
Share repurchase	(1,572,414)	(9,445)	-	-	-	-	(9,445)	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE - December 31, 2022	31,147,925	$49,072	$45,540	$-	$51,225	$(960)	$144,877	-	$-

See Notes to Consolidated Financial Statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,634	$34,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,362	7,140
Amortization of deferred finance fees	-	136
Write-off of deferred finance fees	-	485
Deferred income taxes	1,294	12,010
Gain on sale of assets	(177)	(22,479)
Impairment of long-lived assets	1,049	700
Fixed asset donation	(408)	(2,058)
Provision for doubtful accounts	34,915	26,794
Stock-based compensation expense	3,111	2,889
(Increase) decrease in assets:
Accounts receivable	(48,637)	(26,497)
Inventories	103	(327)
Prepaid expenses and current assets	(11)	(1,235)
Other assets	450	(487)
Increase (decrease) in liabilities:
Accounts payable	(2,033)	(3,677)
Accrued expenses	(7,016)	(1,023)
Unearned tuition	(1,251)	1,952
Income taxes payable	1,038	526
Other liabilities	(541)	(2,120)
Total adjustments	(11,752)	(7,271)
Net cash provided by operating activities	882	27,447
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,986)	(7,531)
Proceeds from sale of property and equipment	2,390	45,379
Purchase of short-term investment	(14,758)	-
Net cash (used in) provided by investing activities	(21,354)	37,848
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	-	(17,833)
Net share settlement for equity-based compensation	(1,992)	(962)
Dividend payment for preferred stock	(1,111)	(1,219)
Share repurchase	(9,445)	-
Net cash used in financing activities	(12,548)	(20,014)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(33,020)	45,281
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	83,307	38,026
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$50,287	$83,307

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Year Ended December 31,
	2022	2021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$171	$1,532
Income taxes	$1,471	$737
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of property and equipment	$1,300	$2,649

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE TWO YEARS ENDED DECEMBER 31, 2022
(In thousands, except share and per share amounts, schools, campuses and unless otherwise stated)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities—Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 schools in 14 states, offers programs in skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (“DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

Our business is organized into three reportable business segments: (a) Transportation and Skilled Trades, (b) Healthcare and Other Professions (“HOPS”), and (c) Transitional, which refers to campuses that have been marked for closing and are currently being taught out.  On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus by the end of 2023.  As of December 31, 2022, the Somerville campus is the only campus classified in the Transitional Segment.

On June 30, 2022, the Company executed a lease for a 55,000 square foot facility to house a second Atlanta, Georgia area campus. The build-out is continuing to advance according to plan. For the year ended December 31, 2022, the Company incurred approximately $0.4 million in capital expenditures, mostly relating to architectural fees and approximately $0.3 million in rent.

Liquidity—As of December 31, 2022, the Company had $50.3 million in cash and cash equivalents and restricted cash, in addition to $14.8 million in short-term investments compared to $83.3 million cash and cash equivalents in the prior year.  The Company believes that its likely sources of cash should be sufficient to fund operations for the next 12 months and thereafter for the foreseeable future.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Lincoln Educational Services Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly-liquid short-term investments, which contain original maturities within three months of purchase.  Pursuant to the DOE’s cash management requirements, the Company retains funds from financial aid programs under Title IV of the Higher Education Act of 1965 in segregated cash management accounts.  The segregated accounts do not require a restriction on use of the cash and, as such, these amounts are classified as cash and cash equivalents on the consolidated balance sheets.

Restricted Cash – Restricted cash consists of cash currently utilized as collateral for the Company’s letters of credit.

Short-term investments – Short-term investments not considered cash and cash equivalents are investments with maturity dates of three months to 12 months from the date of purchase.

Accounts Receivable—The Company reports accounts receivable at net realizable value, which is equal to the gross receivable less an estimated allowance for uncollectible accounts.  Noncurrent accounts receivable represents amounts due from graduates in excess of 12 months from the balance sheet date.

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

Advertising Costs—Costs related to advertising are expensed as incurred and are approximately $35.0 million and $33.1 million for the years ended December 31, 2022 and 2021, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

Goodwill—Goodwill represents the excess of purchase price over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Lincoln tests goodwill for impairment annually, in the fourth quarter of each year, unless there are events or changes in circumstances that indicate an impairment may have occurred. Impairment may result from deterioration in performance, adverse market conditions, adverse changes in laws or regulations, the restriction of activities associated with the acquired business, and/or a variety of other circumstances. If we determine that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.

As of December 31, 2022, goodwill was approximately $14.5 million, or 5.0%, of our total assets.  The goodwill is allocated among nine reporting units within the Transportation and Skilled Trades Segment.

Impairment of Long-Lived Assets—The Company reviews the carrying value of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For other long-lived assets, including right-of-use (“ROU”) lease assets, the Company evaluates assets for recoverability when there is an indication of potential impairment. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends.  If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

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

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company’s cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $0.25 million. The Company’s cash balances on deposit as of December 31, 2022, exceeded the balance insured by the FDIC by approximately $39.2 million. The Company has not experienced any losses to date on its invested cash.

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

With respect to student receivables, the Company had no significant concentrations of credit risk as of each of December 31, 2022 and 2021, respectively.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and ROU assets, lease term to calculate lease cost, revenue recognition, bad debts, impairments, fixed assets, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

Index
Income Taxes—The Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considered, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates, or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

On August 16, 2022, the Inflation Reduction Act (the “Inflation Act”) was enacted and signed into law. The Inflation Act is a budget reconciliation package that includes significant changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. The Company does not expect the tax provisions of the Inflation Act to have a material impact to our consolidated financial statements.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the fiscal years ended December 31, 2022 and 2021, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This amendment introduced the requirement for an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the requirements of FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, rather than at fair value. For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has evaluated the ASU and has determined that there is no impact on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provided temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provided optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It was intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has evaluated the ASU and has determined that there is no impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removed separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and hence most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. ASU No. 2020-06 is effective for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years. For convertible instruments that include a down-round feature, entities may early adopt the amendments that apply to the down-round features if they have not yet adopted the amendments in ASU 2017-11.  The Company has evaluated the ASU and has determined that there is no impact on its consolidated financial statements and related disclosures as the Company currently has no financial instruments that are in the scope of this ASU.

Index
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

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying for the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the DOE. During the fiscal years ended December 31, 2022 and 2021, approximately 74% and 75%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the fiscal years ended December 31, 2022 and 2021, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis pursuant to DOE regulations, from the Title IV Program funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% of its total revenue for a single fiscal year, will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

For the 2022 and 2021 fiscal years, we calculated our composite score to be 2.9 and 3.0, respectively. These scores are subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2022 and 2021 fiscal years, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

3.	NET INCOME PER SHARE

The Company presents basic and diluted income per common share using the two-class method which requires all outstanding Series A Preferred Stock (“Series A Preferred Stock”) and unvested Restricted Stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of Common Stock and participating security. The remaining undistributed income is then allocated to Common Stock and participating securities, based on their respective rights to receive dividends. Series A Preferred Stock and unvested Restricted Stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as common shares, respectively, and are considered participating securities. The Series A Preferred Stock and unvested Restricted Stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested Restricted Stock are not contractually obligated to share in our net losses. However, the cumulative dividends on Series A Preferred Stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding.  The basic and diluted net income amounts are the same for the years ended December 31, 2022 and 2021 as a result of the anti-dilutive impact of the potentially dilutive securities.

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

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock has been cancelled and converted into 423,729 shares of the Company’s Common Stock, no par value per share. Shares of Series A Preferred Stock are no longer outstanding and all rights of the holders to receive future dividends have been terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock.

Index
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below:

	Year Ended December 31,
(in thousands, except share data)	2022	2021
Numerator:
Net income	$12,634	$34,718
Less: preferred stock dividend	(1,111)	(1,219)
Less: allocation to preferred stockholders	(1,753)	(5,601)
Less: allocation to restricted stockholders	(559)	(1,796)
Net income allocated to common stockholders	$9,211	$26,102

Basic net income per share:
Denominator:
Weighted average common shares outstanding	25,879,483	25,080,789
Basic net income per share	$0.36	$1.04

Diluted net income per share:
Denominator:
Weighted average number of:
Common shares outstanding	25,879,483	25,080,789
Dilutive potential common shares outstanding:
Series A preferred stock	-	-
Unvested restricted stock	-	-
Stock options	-	-
Dilutive shares outstanding	25,879,483	25,080,789
Diluted net income per share	$0.36	$1.04

The following table summarizes the potential weighted average shares of Common Stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Year Ended December 31,
	2022	2021
Series A preferred stock	-	5,381,356
Unvested restricted stock	516,233	825,569
	516,233	6,206,925

4.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from contracts with students. We determine standalone selling price based on the price at which the distinct services or goods are sold separately. The related accounts receivable balances are recorded in our balance sheets as student accounts receivable. We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition. We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $24.2 million and $25.4 million is recorded in the current liabilities section of the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively. The change in this contract liability balance during the fiscal year ended December 31, 2022 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the fiscal year ended December 31, 2022 that was included in the contract liability balance at the beginning of the year was $24.6 million.

Index
The following table depicts the timing of revenue recognition by segment:

	Year ended December 31, 2022
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$15,523	$5,911	$288	$21,722
Services transferred over time	234,382	85,624	6,559	326,565
Total revenues	$249,905	$91,535	$6,847	$348,287

	Year ended December 31, 2021
	Transportation and Skilled Trades Segment	Healthcare and Other Professions Segment	Transitional Segment	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$17,393	$5,402	$284	$23,079
Services transferred over time	223,138	82,596	6,523	312,257
Total revenues	$240,531	$87,998	$6,807	$335,336

5.	LEASES

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

See Note 7 which discusses the sale leaseback transaction relating to the Company’s Denver and Grand Prairie campuses which closed on October 29, 2021.

On June 30, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus, in Atlanta, Georgia. The lease term commenced in August 2022, with total payments due over the lease term, on an undiscounted basis of $12.2 million over the 12-year initial lease term.  The lease contains two five-year renewal options that may be exercised by the Company at the end of the initial lease term.  The Company had no involvement in the construction or design of the underlying asset and was not deemed to be in control of the asset prior to the lease commencement date.  During the six months ended December 31, 2022, the Company incurred approximately $0.4 million in capital expenditures, mostly relating to architectural fees and approximately $0.3 million in rent.

Our operating lease cost for the fiscal years ended December 31, 2022 and 2021 was $18.9 million and $15.8 million, respectively.  Our variable lease cost was less than $0.1 million and zero for the fiscal years ended December 31, 2022 and 2021, respectively. The net change in ROU asset and operating lease liability is included in other assets in the consolidated cash flows for the fiscal years ended December 31, 2022 and 2021.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	December 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$18,443	$15,404
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$13,820	$45,456

During the year ended December 31, 2022, the Company entered into four new leases and one lease modification that resulted in noncash re-measurement of the related ROU asset and operating lease liability of $13.8 million.  This re-measurement includes the Atlanta, Georgia location, the lease of which commenced in August 2022.

Weighted-average remaining lease term and discount rate for our operating leases is as follows:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term	11.23 years	11.47 years
Weighted-average discount rate	7.12%	7.67%

Maturities of lease liabilities by fiscal year for our operating leases as of December 31, 2022 are as follows:

Year ending December 31,
2023	$16,283
2024	17,257
2025	15,319
2026	12,816
2027	9,532
Thereafter	69,499
Total lease payments	140,706
Less: imputed interest	(40,074)
Present value of lease liabilities	$100,632

6.	GOODWILL

Changes in the carrying amount of goodwill during the fiscal years ended December 31, 2022 and 2021 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2021	$117,176	$102,640	$14,536
Adjustments	-	-	-
Balance as of December 31, 2021	117,176	102,640	14,536
Adjustments	-	-	-
Balance as of December 31, 2022	$117,176	$102,640	$14,536

When we perform our annual goodwill impairment assessment we have the option to perform a qualitative assessment based on a number of factors impacting our reporting units (step 0). When a qualitative assessment is performed, a number of factors are evaluated to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our qualitative assessment is subjective. It includes a review of macroeconomic and industry factors, review of financial and non-financial performance measures, including projected student starts and assessment of adverse events that may negatively impact a reporting units carrying value. Adverse events would include, but are not limited to, difficulty in accessing capital, a greater competitive environment, decline in market-dependent multiples or metrics, regulatory or political developments, change in key personnel, strategy, or customers, or litigation. If we conclude based on our qualitative review that it is more likely than not that the fair value of the reporting unit is less than the carrying value, we proceed with a quantitative impairment test. However, in 2022 it was deemed more appropriate to perform a quantitative goodwill impairment test as a number of factors changed in an unfavorable direction.

Index
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

If we determine that quantitative tests are necessary, we determine the fair value of each reporting unit using an equal weighting of the discounted cash flow model and the market approach, or if required, we will evaluate other asset value-based approaches. Our judgment is necessary in forecasting future cash flows and operating results, critical assumptions include growth rates, changes in operating costs, capital expenditures, changes in weighted average costs of capital, and the fair value of an asset based on the price that would be received in a current transaction to sell the asset. Additionally, we obtain independent market metrics for the industry and our peers to assist in the development of these key assumptions. This process is consistent with our internal forecasts and operating plans.

On December 31, 2022 we conducted our annual test for goodwill impairment and determined we did not have an impairment.

As of each of December 31, 2022, and 2021, the goodwill balance of $14.5 million, respectively is related to the Transportation and Skilled Trades segment.

7.	PROPERTY SALE AGREEMENTS

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company (“Nashville Acquisition”), entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”), for an aggregate sale price of $34.5 million, subject to customary adjustments at closing. The Company intends to relocate its Nashville campus to a more efficient and technologically advanced facility in the Nashville metropolitan area but has not yet identified a location.

The Company and SLC have agreed to an extension of the due diligence period under the Nashville Contract.  Consequently, subject to satisfactory completion of the due diligence, this transaction is expected to close during the second quarter of 2023. During the extension of the diligence period, non-refundable payments have been and continue to be made to the Company by SLC which are expected to total approximately $1.1 million in the aggregate through March 1, 2023. The payments will be applied towards the purchase price, assuming that a closing occurs. As of December 31, 2022, the Company had received approximately $0.5 million in non-refundable payments from SLC. The Nashville, Tennessee property is currently classified as assets held for sale in the consolidated balance sheet for the fiscal years ended December 31, 2022 and 2021, respectively.

Sale-Leaseback Transaction - Denver, Colorado and Grand Prairie, Texas Campuses
On September 24, 2021, Lincoln Technical Institute, Inc. and LTI Holdings, LLC, each a wholly-owned subsidiary of the Company (collectively, “Lincoln”), entered into an Agreement for Purchase and Sale of Property for the sale of the properties located at 11194 E. 45th Avenue, Denver, Colorado 80239 and 2915 Alouette Drive, Grand Prairie, Texas 75052, at which the Company operates its Denver and Grand Prairie campuses, respectively, to LNT Denver (Multi) LLC, a subsidiary of LCN Capital Partners (“LNT”), for an aggregate sale price of $46.5 million, subject to customary adjustments at closing. Closing of the sale occurred on October 29, 2021.  Concurrently with the consummation of the sale, the parties entered into a triple-net lease agreement for each of the properties pursuant to which the properties are being leased back to Lincoln Technical Institute, Inc. for a 20-year term at an initial annual base rent, payable quarterly in advance, of approximately $2.6 million for the first year with annual 2.00% increases thereafter and includes four subsequent five-year renewal options in which the base rent is reset at the commencement of each renewal term at then current fair market rent for the first year of each renewal term with annual 2.00% increases thereafter in each such renewal term. The lease, in each case, provides Lincoln with a right of first offer should LNT wish to sell the property. The Company has provided a guaranty of the financial and other obligations of Lincoln Technical Institute, Inc. under each lease. The Company evaluated factors in ASC Topic 606, “Revenue from Contracts with Customers”, to conclude that the transaction qualified as a sale. This included analyzing the right of first offer clause to determine whether it represents a repurchase agreement that would preclude the transaction from being accounted for as a successful sale. At the consummation of the sale, the Company recognized a gain on sale of assets of $22.5 million. Additionally, the Company evaluated factors in ASC Topic 842, “Leases”, and concluded that the newly created leases met the definition of an operating lease. The Company also recorded ROU asset and lease liabilities of $40.1 million. The sale leaseback transaction consummated in 2021, provided the Company with net proceeds of approximately $45.4 million, with the proceeds partially used for the repayment of the Company’s outstanding term loan of $16.2 million and swap termination fee of $0.5 million.

Index
8.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

		At December 31,
	Useful life (years)	2022	2021
Land	-	$52	$645
Buildings and improvements (a)	1-25	86,031	88,060
Equipment, furniture and fixtures	1-7	82,585	85,441
Vehicles	3	751	751
Construction in progress (a)	-	888	1,557
		170,307	176,454
Less accumulated depreciation and amortization (a)		(146,367)	(153,335)
		$23,940	$23,119

(a)	Includes net impairment charge of $0.4 million as of December 31, 2022

On December 31, 2022, as a result of impairment testing it was determined that there was a long-lived asset impairment of $1.0 million. The impairment was the result of an assessment of the current market value, as compared to the current carrying value of the assets. In addition to the $0.4 million impairment charge noted above, the additional $0.6 million impairment charge was related to the Company’s ROU asset.

Further, on December 31, 2021, as a result of impairment testing it was determined that there was an impairment of our property in Suffield, Connecticut of $0.7 million. The impairment was the result of an assessment of the current market value, obtained via third-party engagement, as compared to the current carrying value of the assets. The carrying value for the Suffield, Connecticut property was approximately $2.9 million. The fair value estimate provided indicated that the current value of the property was approximately $2.2 million. As such, the aforementioned $0.7 million impairment was recorded and the assets carrying value reduced. This property was sold during the second quarter of 2022, generating net proceeds of approximately $2.4 million and resulting in a gain on sale of asset of $0.2 million. There were no other long-lived asset impairments for the year ended December 31, 2021.

The increase in property, equipment and facilities is mainly due to investments in new programs including expansion in addition to the buildout of the new Atlanta, Georgia campus. Gross property, equipment and facilities and accumulated depreciation and amortization are down as a result of the sale of our Suffield, Connecticut property during the second quarter of 2022. Depreciation and amortization expense of property, equipment and facilities was $6.4 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2022	2021
Accrued compensation and benefits	$5,451	$11,662
Accrued real estate taxes	1,812	1,732
Other accrued expenses	1,390	2,275
	$8,653	$15,669

10.	LONG-TERM DEBT

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

Index
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

In addition to the foregoing, the Credit Agreement contained customary representations, warranties, and affirmative and negative covenants (including financial covenants that (i) restricted capital expenditures, (ii) restricted leverage, (iii) required maintaining minimum tangible net worth, (iv) required maintaining a minimum fixed charge coverage ratio and (v) required the maintenance of a minimum of $5 million in quarterly average aggregate balances on deposit with the Lender, which, if not maintained, would result in the assessment of a quarterly fee of $12,500), as well as events of default customary for facilities of this type. The Credit Agreement also limited the payment of cash dividends during the first 24 months of the agreement to $1.7 million but an amendment to the Credit Agreement entered into on November 10, 2020 raised the cash dividend limit to $2.3 million in such 24 month period to increase the amount of permitted cash dividends that the Company could pay on its Series A Preferred Stock.

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

On September 23, 2021, in connection with entering into the agreements relating to the sale leaseback transaction for the Company’s Denver, Grand Prairie and Nashville campuses (collectively, the “Property Transactions”), the Company and certain of its subsidiaries entered into a Consent and Waiver Letter Agreement (the “Consent Agreement”) to the Company’s Credit Agreement with its Lender.  The Consent Agreement provides the Lender’s consent to the Property Transactions and waives certain covenants in the Credit Agreement, subject to certain specified conditions. In addition, in connection with the consummation of the Property Transactions, the Lender released its mortgages and other liens on the subject-properties upon the Company’s payment in full of the outstanding principal and accrued interest on the Term Loan and any swap obligations arising from any swap transaction. Upon the consummation of the Property Transactions on October 29, 2021 the Company paid the Lender approximately $16.7 million in repayment of the Term Loan and the swap termination fee and no further borrowings may be made under the Term Loan or the Delayed Draw Term Loan.  Further, during the second quarter of 2022, the Company sold a property located in Suffield, Connecticut for net proceeds of approximately $2.4 million.  Prior to the consummation of the transaction, Lincoln obtained consent from the Lender to enter into the sale of this property.

Pursuant to certain amendments and modifications to the Credit Agreement and other loan documents, the Term Loan and the Delayed Draw Term Loan were paid off in full and on January 21, 2021, the Line of Credit expired by the terms, conditions and provisions of the Credit Agreement.

On November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding provided that they are cash collateralized and, as of December 31, 2022, the letters of credit in the aggregate outstanding principal amount of $4.0 million remained outstanding, were cash collateralized and classified as restricted cash on the consolidated balance sheet.  As of December 31, 2022, the Company did not have a credit facility and did not have any debt outstanding.  The Company expects to negotiate a new credit facility in the second quarter of 2023.

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

Preferred Stock

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock has been cancelled and converted into the right to receive 423,729 shares of the Company’s Common Stock, no par value per share. Shares of the Series A Preferred Stock are no longer outstanding and all rights of the holders to receive future dividends have terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock.

Dividends

Dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6% is to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30 with September 30, 2020 being the first dividend payment date.  As of December 31, 2022, we have paid $1.1 million in cash dividends on the outstanding shares of Series A Preferred Stock.  With the exercise of the mandatory conversion of the Company’s Series A Preferred Stock there will not be any additional dividend payment related to the Series A Preferred Stock going forward.  Dividends are included in the consolidated balance sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

Treasury Stock

On May 24, 2022, the Board of Directors authorized the cancellation of 5,910,541 shares of Treasury Stock, which reduced Treasury Stock and Common Stock by $82.9 million.

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

Subject to adjustment as described in the 2020 Plan, the aggregate number of shares of Common Stock available for issuance under the 2020 Plan was 840,807 shares.

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

For the fiscal years ended December 31, 2022 and 2021, the Company completed a net share settlement for 276,274 and 154,973 Restricted Shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the Restricted Shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on Restricted Shares that vested and were transferred to the employees during 2022 and/or 2021, creating taxable income for the employees.  At the employees’ request, the Company will pay these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $2.0 million and $1.0 million for each of the years ended December 31, 2022 and 2021, respectively, to equity on the consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2020	1,572,159	$2.77
Granted	679,331	5.99
Cancelled	-	-
Vested	(507,644)	3.30
Nonvested restricted stock outstanding at December 31, 2021	1,743,846	3.89
Granted	606,950	7.21
Cancelled	-	-
Vested	(802,530)	4.18
Nonvested restricted stock outstanding at December 31, 2022	1,548,266	5.18

The Restricted Stock expense for the fiscal years ended December 31, 2022 and 2021 was $3.1 million and $2.9 million, respectively.  The unrecognized Restricted Stock expense as of December 31, 2022 and 2021 was $7.9 million and $4.4 million, respectively.  As of December 31, 2022, outstanding Restricted Shares under the LTIP had aggregate intrinsic value of $8.9 million.

Index
Stock Options

The fair value of the stock options used to compute stock-based compensation is the estimated present value at the date of grant using the Black-Scholes option pricing model.  The following is a summary of transactions pertaining to stock options:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2020	116,000	$10.56	1.83 years	$-
Cancelled	(35,000)	16.95	-	-

Outstanding December 31, 2020	81,000	7.79	1.17 years	-
Cancelled	-	-		-

Outstanding December 31, 2021	81,000	7.79	0.17 years	-
Cancelled	(81,000)	7.79		-

Outstanding December 31, 2022	-	-	-	-

Vested as of December 31, 2022	-	-	-	-

Exercisable as of December 31, 2022	-	-	-	-

As of December 31, 2022, there was no unrecognized pre-tax compensation expense.

Share Repurchase Program

On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company’s outstanding Common Stock.  The repurchase program was authorized for 12 months. Pursuant to the program, purchases may be made, from time to time, in open-market transactions at prevailing market prices, in privately negotiated transactions or by other means as determined by the Company’s management and in accordance with applicable federal securities laws. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.  During the fiscal year ended December 31, 2022, the Company repurchased 1,572,414 shares of its Common Stock at an aggregate cost of approximately $9.4 million.  These shares were subsequently canceled and recorded as a reduction of Common Stock.

On February 27, 2023, the Board of Director extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.

12.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The following table sets forth the plan’s funded status and amounts recognized in the consolidated financial statements:

	Year Ended December 31,
	2022	2021
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$22,557	$24,358
Service cost	37	37
Interest cost	542	492
Actuarial gain	(4,661)	(989)
Benefits paid	(1,362)	(1,341)
Benefit obligation at end of year	17,113	22,557

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	20,950	20,106
Actual return on plan assets	(3,143)	2,185
Benefits paid	(1,362)	(1,341)
Fair value of plan assets-end of year	16,445	20,950

BENEFIT OBLIGATION IN EXCESS OF FAIR VALUE FUNDED STATUS:	$(668)	$(1,607)

Index
For the fiscal year ended December 31, 2022, the actuarial gain of $4.7 million was due to the increase in the discount rate from 2.50% to 4.90%.

Amounts recognized in the consolidated balance sheets consist of:

	At December 31,
	2022	2021
Noncurrent liabilities	$(668)	$(1,607)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2022	2021
Accumulated loss	$(2,480)	$(2,862)
Deferred income taxes	1,520	1,622
Accumulated other comprehensive loss	$(960)	$(1,240)

The accumulated benefit obligation was $17.1 million and $22.6 million at December 31, 2022 and 2021, respectively.

The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2022	2021
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$37	$37
Interest cost	542	492
Expected return on plan assets	(1,217)	(1,021)
Recognized net actuarial loss	81	640
Net periodic benefit (income) cost	$(557)	$148

The estimated net income and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is less than $0.1 million.

Index
The following tables present plan assets using the fair value hierarchy as of December 31, 2022 and 2021, respectively.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$4,692	$-	$-	$4,692
Fixed income	6,130	-	-	6,130
International equities	3,650	-	-	3,650
Real estate	1,301	-	-	1,301
Cash and equivalents	672	-	-	672
Balance at December 31, 2022	$16,445	$-	$-	$16,445

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,322	$-	$-	$6,322
Fixed income	7,811	-	-	7,811
International equities	5,180	-	-	5,180
Real estate	900	-	-	900
Cash and equivalents	737	-	-	737
Balance at December 31, 2021	$20,950	$-	$-	$20,950

Fair value of total plan assets by major asset category as of December 31:

	2022	2021
Equity securities	29%	30%
Fixed income	37%	37%
International equities	22%	25%
Real estate	8%	4%
Cash and equivalents	4%	4%
Total	100%	100%

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2022	2021
Discount rate	4.90%	2.50%
Rate of compensation increase	2.50%	2.50%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2022	2021
Discount rate	4.90%	2.50%
Rate of compensation increase	2.50%	2.50%
Long-term rate of return	6.75%	6.00%

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

The Company does not expect to make contributions to the plan in 2023.  However, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was zero for each of the fiscal years ended December 31, 2022 and 2021, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2023	$1,347
2024	1,367
2025	1,360
2026	1,366
2027	1,356
Years 2028-2032	6,486

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 25% of their compensation into the plan. The Company may contribute up to an additional 30% of the employee’s contributed amount up to 6% of compensation.  For each of the fiscal years ended December 31, 2022 and 2021, the Company’s expense for the 401(k) plan amounted to $0.7 million.

Index
13.	INCOME TAXES

Components of the provision for income taxes were as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$1,864	$665
State	644	535
Total	2,508	1,200

Deferred:
Federal	767	8,468
State	527	2,860
Total	1,294	11,328

Total provision	$3,802	$12,528

Effective Tax rate
The reconciliation of the effective tax rate to the U.S. Statutory Federal Income tax rate was:

	Year Ended December 31,
	2022		2021
Income before taxes	$16,436		$47,246

Expected tax	$3,452	21.0%	$9,922	21.0%
State tax (net of federal benefit)	925	5.6%	2,682	5.7%
Other	(575)	-3.5%	(76)	-0.2%
Total	$3,802	23.1%	$12,528	26.5%

Deferred Taxes

The components of the non-current deferred tax assets (liabilities) were as follows:

	At December 31,
	2022	2021
Gross noncurrent deferred tax assets (liabilities)
Lease liability	$26,897	$26,142
Depreciation	9,531	10,551
Allowance for bad debts	9,454	8,525
Net operating loss carryforwards	1,957	2,394
Accrued benefits	-	656
Stock-based compensation	541	641
Pension plan liabilities	179	429
Other intangibles	39	70
Accrued expenses	67	-
Goodwill	(1,469)	(1,267)
Right-of-use asset	(24,884)	(24,433)
Noncurrent deferred tax assets, net	$22,312	$23,708

As of December 31, 2022, the Company had gross NOL of $34.2 million for state tax purposes and none for federal. While some states follow federal NOL which can be carried forward indefinitely, majority of the state NOLs expires in 2033 and ending in 2037 if not utilized.

Index
As of December 31, 2021, the Company had gross NOL of $1.2 million and $37.6 million for federal and state tax purposes, respectively. The federal NOLs can be carried forward indefinitely. While some states follow federal NOL which can be carried forward indefinitely, majority of the state NOLs expires in 2033 and ending in 2037 if not utilized.

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

The Company measures the fair value of money market funds using Level 1 inputs.  As of December 31, 2022, the Company has two treasury bills, one with a maturity date of three months or less, classified as cash equivalents.  The second treasury bill has a maturity date greater than three months but less than a year and as a result is classified as a short-term investment.  The treasury bills are valued using Level 1 inputs.  Pricing sources may include industry standard data providers, security master files from large financial institutions and other third-party sources used to determine a daily market value.

The following table presents the fair value of the financial instruments measured on a recurring basis as of December 31, 2022.

	December 31, 2022
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$18,160	$18,160	$-	$-	$18,160
Treasury bill	10,383	10,383	-	-	10,383

Short-term investments:
Treasury bill	14,758	14,758	-	-	14,758
Total cash equivalents and short-term investments	$43,301	$43,301	$-	$-	$43,301

There were no financial instrumets measured on a recurring basis as of December 31, 2021.

The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, prepaid expenses and other current assets, accrued expenses and other short-term liabilities approximate fair value due to the short-term nature of these items.

15.	SEGMENT REPORTING

We operate our business in three reportable operating segments: (a) the Transportation and Skilled Trades segment; (b) the Healthcare and Other Professions segment and (c) the Transitional segment.  Our reportable operating segments have been determined based on a method by which we now evaluate performance and allocate resources.  Each reportable operating segment represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs.  These segments are organized by key market segments to enhance operational alignment within each segment to more effectively execute our strategic plan.  Each of the Company’s schools is a reporting unit and an operating segment.  Our operating segments are described below.

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

Transitional – The Transitional segment refers to businesses that are currently being taught-out.  As of December 31, 2022, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which has been marked for closure and is expected to be fully taught-out as of December 31, 2023.

We evaluate segment performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Year Ended December 31,
	Revenue				Operating Income (Loss)
	2022	% of Total	2021	% of Total	2022	2021
Transportation and Skilled Trades	$249,905	71.8%	$240,531	71.7%	$42,335	$52,055
Healthcare and Other Professions	91,535	26.3%	87,998	26.2%	7,189	11,740
Transitional	6,847	2.0%	6,807	2.0%	(430)	105
Corporate	-	0.0%	-	0.0%	(32,816)	(14,639)
Total	$348,287	100%	$335,336	100%	$16,278	$49,261

	Total Assets
	December 31, 2022	December 31, 2021
Transportation and Skilled Trades	$153,369	$156,531
Healthcare and Other Professions	37,104	31,160
Transitional	1,498	2,799
Corporate	99,595	104,809
Total	$291,566	$295,299

16.	COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters—In April 2021, the Company received communication from the U.S. Department of Education (the “DOE”) indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning our schools and requiring that the DOE undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE would provide to us the applications and provide us the opportunity to submit responses to them. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We have received the borrower application claims and have completed the process of thoroughly reviewing and responding to each borrower application as well as providing information in response to the DOE’s requests.

We are not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending applications, which could have a material adverse effect on our business and results of operations. If the proposed Borrower Defense to Repayment regulations take effect on July 1, 2023, and if any or all of the Borrower Defense to Repayment applications remain pending, the DOE could attempt to apply the new regulations to the pending applications which could increase the likelihood of the DOE granting the application because the proposed regulations are more favorable to borrowers.

In August 2022, the Company received a communication from the DOE regarding a single borrower defense application submitted on behalf of a group of students who were enrolled in a single educational program at two of our schools in Massachusetts between 2010 and 2013.  We have responded to the DOE’s letter, notwithstanding the absence of a response to our request for additional information about the student claims. We are waiting for the DOE’s reply to our response and to our request for information concerning the student claims.  We are not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the application, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending application which could have a material adverse effect on our business and results of operations.

Index
On June 22, 2022, the DOE and the plaintiffs in a lawsuit before a federal court in California submitted a proposed settlement agreement to the court.  The plaintiffs contend, among other things, that the DOE failed to timely decide and resolve Borrower Defense to Repayment applications submitted to the DOE. If approved, the settlement would result in full discharge and refund payments to covered student borrowers who have asserted a Borrower Defense to Repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits.
The lawsuit, Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.), is a class action filed on June 25, 2019 against the DOE in the U.S. District Court for the Northern District of California submitted by a group of students, none of whom attended any of our institutions.  We were not a party to the lawsuit when it was filed.  The plaintiffs requested that the court compel the DOE to start approving or denying the pending applications.  The court granted class certification and defined the class of plaintiffs generally to include all people who borrowed a Title IV Direct loan or FFEL loan, who have asserted a Borrower Defense to Repayment claim to the DOE, and whose borrower defense claim has not been granted or denied on the merits.  We have not received notice or confirmation directly from the DOE of the number of student borrowers who have submitted Borrower Defense to Repayment claims related to our institutions.
The proposed settlement agreement includes a long list of institutions, including Lincoln Technical Institute and Lincoln College of Technology. Under the proposed settlement, the DOE would agree to discharge loans and refund all prior loan payments to each class member with loan debt associated with an institution on the list (which includes our institutions), including borrowers whose applications the DOE previously denied after October 30, 2019.  The DOE and the plaintiffs stated in a court filing that this provision is intended to provide for automatic relief for students at the listed schools which the DOE estimates to total 200,000 class members.  We anticipate that the DOE believes that the class includes the borrowers with claims to which we have submitted responses to the DOE although it is possible that the class also includes borrowers with claims for which we have not received notice from the DOE or an opportunity to respond.  The parties also stated that the DOE has determined that attendance at one of the institutions on the list justifies presumptive relief based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the high rate of class members with applications related to the listed schools.  The proposed settlement agreement provides a separate process for reviewing claims associated with schools that are not on the list.  It is unclear whether the DOE would seek to impose liabilities on us or other schools or take other actions or impose other sanctions on us or other schools based on relief provided to students under the proposed settlement agreement (particularly if the DOE provides relief without evaluating or accounting for legal and factual information provided to the DOE by us and other schools or without providing us and other schools with notice and an opportunity to respond to some of the claims).
In July 2022, the Company and certain other school companies submitted motions to intervene in the lawsuit in order to protect our interests in the finalization and implementation of any settlement agreement that the court might approve.  We noted in the motion that the proposed settlement agreement introduced, for the first time, the prospect that the DOE would “automatically” and fully discharge loans and refund payments to student borrowers without adjudication of the merits of the students’ borrower-defense applications in accordance with the DOE’s borrower-defense regulations and without ensuring that we and other institutions can defend against allegations asserted in individual borrower-defense applications. In addition, we also asserted that it would be unlawful and inappropriate if the DOE sought recoupment against us based on loans that were forgiven under the proposed settlement agreement without providing us with an opportunity to address the claims or accounting for our responses to the claims already submitted which we believe is required by the regulations.  We also asserted that the lawsuit and the potential loan discharges could result in reputational harm to us and our institutions and could result in other actions against us by other federal and state agencies or by current and former students.

The court granted preliminary approval of the proposed settlement agreement on August 4, 2022, and also granted our motion for permissive intervention for the purpose of objecting to and opposing the class action settlement.  On September 22, 2022, the DOE and the plaintiffs filed a joint motion for final approval of the settlement.  In that joint motion, the DOE and the plaintiffs reported that approximately 179,000 new borrower defense applications had been submitted to the DOE as of September 20, 2022.  We and the three other intervenor schools filed briefs opposing final approval.

In an Order dated November 16, 2022, District Court Judge William Alsup granted final approval of the settlement agreement. Subsequently, we, and two other school companies that intervened, filed notices of appeal and asked the district court to stay the settlement from taking effect until the appeals were decided and the district court did temporarily stay any loan discharges and refunds under the settlement pending the decision. Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the district court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit. On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit which we expect the plaintiffs and the DOE will oppose. We expect that the Ninth Circuit will decide our stay motion in the coming weeks.

Regardless of the outcome of our stay request, we intend to ask the Ninth Circuit to overturn the district court’s judgment approving the final settlement. If the settlement agreement is upheld on appeal, or if the courts deny our stay requests, the DOE is expected to automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and to provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us. The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications. If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions. The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date. If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications as well. We cannot predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities that the DOE may seek to recover from the Company, if any), or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

Index
On June 7, 2022, the Massachusetts Attorney General’s Office (“AGO”) issued a civil investigative demand (“CID”) indicating its intention to investigate possible unfair or deceptive methods, acts, or practices in violation of state law relating to allegations against our Massachusetts school to such effect in connection with that school’s policies regarding fee refunds and associated disclosures to students and prospective students. The CID has requested that we provide to the AGO certain documentation generally from the period from January 1, 2020 to the present. We have provided the documents requested and are cooperating with the investigation.

We are not able to predict the outcome or materiality of the foregoing matters at this time. In addition to these matters, in the ordinary conduct of our business, we are subject to additional periodic lawsuits, investigations, regulatory proceedings and other claims, including, but not limited to, claims involving students or graduates, routine employment matters and business disputes.  We cannot predict the ultimate resolution of these lawsuits, investigations, regulatory proceedings and other claims asserted against us, but we do not believe that any of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Student Financing Plans—At December 31, 2022, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $30.5 million, net of interest.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $7.5 million at December 31, 2022.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2022, the Company has posted surety bonds in the total amount of approximately $15.3 million.

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

In response to the COVID-19 pandemic, in 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing a $2 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.  Among other things, the CARES Act includes a $14 billion Higher Education Emergency Relief Fund (“HEERF”) for the DOE to distribute directly to institutions of higher education. The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively.  As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment.  Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable, driving a decrease in bad debt expense. Both uses resulted in a decrease in our selling, general and administrative expenses. Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.).  The law requires institutions receiving funds to continue to the greatest extent practicable to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency which the Company has done.  The Company was also permitted to defer payment of FICA payroll taxes through January 1, 2021 and did so but, pursuant to requirements of the deferment, repaid 50% of the deferred payments in January 2022, and in accordance with the deferment repaid the remaining 50% in January 2023.

Index
In December 2020, the Consolidated Appropriations Act, 2021 was enacted which included the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  The CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  The DOE has allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of December 31, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds. The remainder of the funds are on hold by the DOE and we are not expecting to receive any of those funds. Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

18.	SUBSEQUENT EVENT

On February 27, 2023, the Company announced that the Board of Directors authorized the continuation of the share repurchase program originally established on May 24, 2022 for repurchases of up to $30 million of the Company’s outstanding Common Stock over a twelve-month period. To date, the Company has made repurchases of approximately $9.4 million of its Common Stock. The Board extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.

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

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:
December 31, 2022
Student receivable allowance	$31,921	$34,915	$(31,466)	$35,370
December 31, 2021
Student receivable allowance	$28,639	$26,794	$(23,512)	$31,921