Form 10-Q
period 2023-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2023-05-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

Commission File Number 000-51371

LINCOLN EDUCATIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	57-1150621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Sylvan Way, Suite A	07054
Parsippany, NJ	(Zip Code)
(Address of principal executive offices)

(973) 736-9340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	LINC	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of  May 5, 2023, there were 31,339,387 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
	SIGNATURES	34

Index
Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding proposed new programs, expectations that regulatory developments or other matters will or will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to the following:

•
our failure to comply with the extensive existing regulatory framework applicable to our industry or our failure to obtain timely regulatory approvals in connection with a change of control of our company or acquisitions;

•	the promulgation of new regulations in our industry as to which we may find compliance challenging;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	our ability to implement our strategic plan;
•	risks associated with changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education (“DOE”);
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort January 1 rates;
•	risks associated with maintaining accreditation;
•	risks associated with opening new campuses and closing existing campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	the effect of public health outbreaks, epidemics and pandemics including, without limitation, COVID-19 conditions and trends in our industry;
•	general economic conditions; and
•	risks related to other factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”).

Forward-looking statements speak only as of the date the statements are made.  Except as required under the federal securities laws and rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  We caution you not to unduly rely on the forward-looking statements when evaluating the information presented herein.

Index
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,280	$46,074
Restricted cash	4,209	4,213
Short-term investments	14,758	14,758
Accounts receivable, less allowance for credit losses of $31,456 and $28,560 at March 31, 2023 and December 31, 2022, respectively	34,856	37,175
Inventories	2,636	2,618
Prepaid expenses and other current assets	6,289	4,738
Asset held for sale	4,559	4,559
Total current assets	107,587	114,135

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $147,158 and $146,367 at March 31, 2023 amd December 31, 2022, respectively	26,147	23,940

OTHER ASSETS:
Noncurrent receivables, less allowance for credit losses of $15,143 and $6,810 at March 31, 2023 and December 31, 2022, respectively	14,642	22,734
Deferred income taxes, net	25,210	22,312
Operating lease right-of-use assets	92,134	93,097
Goodwill	14,536	14,536
Other assets, net	837	812
Total other assets	147,359	153,491
TOTAL ASSETS	$281,093	$291,566

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	March 31,	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$20,979	$24,154
Accounts payable	12,944	10,496
Accrued expenses	9,006	8,653
Income taxes payable	1,547	2,055
Current portion of operating lease liabilities	10,057	9,631
Other short-term liabilities	41	31
Total current liabilities	54,574	55,020

NONCURRENT LIABILITIES:
Pension plan liabilities	699	668
Long-term portion of operating lease liabilities	90,566	91,001
Total liabilities	145,839	146,689

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at March 31, 2023 and December 31, 2022, issued and outstanding 31,398,557 shares at March 31, 2023 and 31,147,925 shares at December 31, 2022.	48,516	49,072
Additional paid-in capital	44,573	45,540
Retained earnings	43,173	51,225
Accumulated other comprehensive loss	(1,008)	(960)
Total stockholders’ equity	135,254	144,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,093	$291,566

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

REVENUE	$87,284	$82,554
COSTS AND EXPENSES:
Educational services and facilities	38,093	36,196
Selling, general and administrative	50,307	46,684
Total costs & expenses	88,400	82,880
OPERATING LOSS	(1,116)	(326)
OTHER:
Interest income	467	-
Interest expense	(25)	(43)
LOSS BEFORE INCOME TAXES	(674)	(369)
BENEFIT FOR INCOME TAXES	(565)	(641)
NET (LOSS) INCOME	$(109)	$272
PREFERRED STOCK DIVIDENDS	-	304
LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(109)	$(32)
Basic and diluted
Net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	30,039	25,721

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net (loss) income	$(109)	$272
Other comprehensive loss
Employee pension plan adjustments, net of taxes (nil)	(48)	(30)
Comprehensive (loss) income	$(157)	$242

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2023	31,147,925	$49,072	$45,540	$-	$51,225	$(960)	$144,877	-	$-
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	-	(7,943)	-	(7,943)	-	-
Net loss	-	-	-	-	(109)	-	(109)	-	-
Employee pension plan adjustments	-	-	-	-	-	(48)	(48)	-	-
Stock-based compensation expense
Restricted stock	652,042	-	812	-	-	-	812	-	-
Share repurchase	(104,030)	(556)	-	-	-	-	(556)	-	-
Net share settlement for equity-based compensation	(297,380)	-	(1,779)	-	-	-	(1,779)	-	-
BALANCE - March 31, 2023	31,398,557	$48,516	$44,573	$-	$43,173	$(1,008)	$135,254	-	-

(a) Net cumulative adjustment to equity based on the adoption of Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses. See Note 14 to the Condensed Consolidated Financial Statements.

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2022	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982
Net income	-	-	-	-	272	-	272	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(30)	(30)	-	-
Stock-based compensation expense
Restricted stock	528,121	-	1,239	-	-	-	1,239	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE - March 31, 2022	27,260,154	$141,377	$31,686	$(82,860)	$39,670	$(1,270)	$128,603	12,700	$11,982

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(109)	$272
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,255	1,528
Deferred income taxes	-	64
Fixed asset donations	(62)	(119)
Provision for credit losses	8,233	7,831
Stock-based compensation expense	812	1,239
(Increase) decrease in assets:
Accounts receivable	(8,663)	(13,379)
Inventories	(18)	81
Prepaid income taxes and income taxes payable	(508)	(796)
Prepaid expenses and current assets	(1,636)	(542)
Other assets, net	924	(31)
Increase (decrease) in liabilities:
Accounts payable	2,387	186
Accrued expenses	353	(6,378)
Unearned tuition	(3,175)	(4,213)
Other liabilities	(7)	(110)
Total adjustments	(105)	(14,639)
Net cash used in operating activities	(214)	(14,367)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,249)	(1,054)
Proceeds from sale of property and equipment	-	9
Net cash used in investing activities	(3,249)	(1,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payment for preferred stock	-	(304)
Share repurchase	(556)	-
Net share settlement for equity-based compensation	(1,779)	(1,992)
Net cash used in financing activities	(2,335)	(2,296)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,798)	(17,708)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	50,287	83,307
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$44,489	$65,599

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Three Months Ended
	March 31,
	2023	2022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$94	$104
Income taxes	$-	$91
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$713	$813

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities - Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 14 states, offers programs in skilled trades (which include HVAC, welding, computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology and aesthetics) and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (“DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid.

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2022 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2023.

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations, and (b) Transitional.  Based on trends in student demand and program expansion, there has been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of March 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which has been marked for closure and is expected to be fully taught-out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  On an ongoing basis, the Company evaluates the estimates and assumptions, including those used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, revenue recognition, bad debts, impairments, useful lives of fixed assets, income taxes, benefit plans and certain accruals.  Actual results could differ from those estimates.

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

Index
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removed separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature; hence, most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. ASU No. 2020-06 is effective for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years. For convertible instruments that include a down-round feature, entities may early adopt the amendments that apply to the down-round features if they have not yet adopted the amendments in ASU 2017-11. The Company has evaluated the ASU and has determined that there is no impact on its Condensed Consolidated Financial Statements and related disclosures as the Company currently has no financial instruments that are in the scope of this ASU.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. The ASU and the subsequent modifications were identified as ASC Topic 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” methodology to a “current expected credit loss” methodology (the “CECL methodology”).  The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses on financial assets measured at amortized cost at the time the financial asset is originated or acquired. The allowance is adjusted each period for changes in expected lifetime credit losses. The CECL methodology represents a significant change from prior U.S. GAAP, which generally required that a loss be incurred before it was recognized.  Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11 and ASU No. 2022-02 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU deferred the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 added an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updated the SEC section of the Codification for the change in the effective date of Topic 842. Early adoption is permitted.  At the January 1, 2023 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to the Company resulted in an opening balance sheet adjustment increasing the allowance for credit losses related to the Company’s accounts receivables of approximately $10.8 million, a decrease in retained earnings of $7.9 million, after-tax and a deferred tax asset increase of $2.9 million.

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

Index
On August 16, 2022, the Inflation Reduction Act was enacted and signed into law. The Inflation Reduction Act is a budget reconciliation package that includes significant changes relating to tax, climate change, energy, and health care. The income tax provision of the act includes, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buybacks, energy-related tax credits, and additional IRS funding. The Company does not expect the tax provisions of the Inflation Reduction Act to have a material impact to our Condensed Consolidated Financial Statements.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2023 and 2022, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

2.	NET (LOSS) INCOME PER COMMON SHARE

Basic and diluted earnings (loss) per share (“EPS”) are determined in accordance with ASC Topic 260,” Earnings per Share”, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive common stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if our dilutive outstanding stock options and stock awards were issued.

For the three months ended March 31, 2022, the Company presented its basic and diluted income per common share using the two-class method, which requires all outstanding Series A Preferred Stock (“Series A Preferred Stock”) and unvested shares of restricted stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of Common Stock and participating security. The remaining undistributed income is then allocated to Common Stock and participating securities based on their respective rights to receive dividends. Series A Preferred Stock and shares of unvested restricted stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as shares of the Company’s Common Stock, respectively, and are considered participating securities. The Series A Preferred Stock and unvested restricted stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested restricted stock are not contractually obligated to share in our net losses. However, the cumulative dividends on Series A Preferred Stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding.

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock has been cancelled and converted into 423,729 shares of the Company’s Common Stock, no par value per share (the “Common Stock”). No shares of Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock. As of March 31, 2023, the Company still maintains restricted stock however, these shares do not participate in the disbursement of dividends.

Index
The following is a reconciliation of the numerator and denominator of the net loss per share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share data)	2023	2022
Numerator:
Net (loss) income	$(109)	$272
Less: preferred stock dividend	-	(304)
Less: allocation to preferred stockholders	-	(5)
Less: allocation to restricted stockholders	-	(2)
Net loss allocated to common stockholders	$(109)	$(39)

Basic loss per share:
Denominator:
Weighted average common shares outstanding	30,038,558	25,720,960
Basic loss per share	$(0.00)	$(0.00)

Diluted loss per share:
Denominator:
Weighted average number of:
Common shares outstanding	30,038,558	25,720,960
Dilutive potential common shares outstanding:
Series A Preferred Stock	-	-
Unvested restricted stock	-	-
Dilutive shares outstanding	30,038,558	25,720,960
Diluted loss per share	$(0.00)	$(0.00)

The following table summarizes the potential weighted average shares of Common Stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended
	March 31,
(in thousands, except share data)	2023	2022
Series A Preferred Stock	-	5,381,356
Unvested restricted stock	-	439,208
	-	5,820,564

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from our contracts with students.  The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Index
Unearned tuition in the amount of $21.0 million and $24.2 million is recorded as current liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. The change in this contract liability balance during the three-month period ended March 31, 2023 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three-month period ended March 31, 2023 that was included in the contract liability balance at the beginning of the year was $22.7 million.

The following table depicts the timing of revenue recognition:

	Three months ended March 31, 2023
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$4,699	$9	$4,708
Services transferred over time	81,653	923	82,576
Total revenues	$86,352	$932	$87,284

	Three months ended March 31, 2022
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$4,711	$78	$4,789
Services transferred over time	76,070	1,695	77,765
Total revenues	$80,781	$1,773	$82,554

4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset as to which the Company has the right to control its use in determining whether the contract contains a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of less than one year to 19 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Expenses for lease payments are recognized on a straight-line basis over the lease term for operating leases.

On June 30, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus, in Atlanta, Georgia. The lease term commenced in August 2022, with total payments due over the lease term, on an undiscounted basis of $12.2 million over the 12-year initial lease term. The lease contains two five-year renewal options that may be exercised by the Company at the end of the initial lease term. The Company had no involvement in the construction or design of the underlying asset and was not deemed to be in control of the asset prior to the lease commencement date. During the three months ended March 31, 2023, the Company incurred approximately $1.3 million in capital expenditures (mostly relating to architectural fees and construction, which began in February 2023) and approximately $0.2 million in rent expenses.

Our operating lease cost for the three months ended March 31, 2023 and 2022 was $4.9 million and $4.7 million, respectively.  Our variable lease cost was less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively.  The net change in ROU asset and operating lease liability is included in other assets in the Condensed Consolidated Cash Flows for the three months ended March 31, 2023 and 2022.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended
	March 31,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,918	$4,654
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$2,142	$6,644

During the three months ended March 31, 2023, the Company entered into one new lease and one lease modification that resulted in a noncash re-measurement of the related ROU asset and operating lease liability of $2.1 million.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of
	March 31,
	2023	2022
Weighted-average remaining lease term	11.15 years	11.43 years
Weighted-average discount rate	6.99%	7.42%

Maturities of lease liabilities by fiscal year for our operating leases as of March 31, 2023 are as follows:

Year ending December 31,
2023 (excluding the three months ended March 31, 2023)	$12,175
2024	17,373
2025	15,702
2026	13,334
2027	10,053
2028	9,959
Thereafter	61,175
Total lease payments	139,771
Less: imputed interest	(39,148)
Present value of lease liabilities	$100,623

5.	GOODWILL AND LONG-LIVED ASSETS

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

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. As of March 31, 2023, and 2022 there were no long-lived asset impairments.

Index
The carrying amount of goodwill at March 31, 2023 and 2022 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2023	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2023	$117,176	$(102,640)	$14,536

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2022	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of March 31, 2022	$117,176	$(102,640)	$14,536

6.	LONG-TERM DEBT

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”). The Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company as well as a pledge of the stock and other rights in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company.  The Credit Agreement was amended on various occasions.

On November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding, provided that they are cash collateralized. As of March 31, 2023, the letters of credit, in the aggregate outstanding principal amount of $4.0 million, remained outstanding, were cash collateralized, and were classified as restricted cash on the Condensed Consolidated Balance Sheet.  As of March 31, 2023, the Company did not have a credit facility and did not have any debt outstanding.  The Company expects to negotiate a new credit facility in the second quarter of 2023.

7.	STOCKHOLDERS’ EQUITY

Common Stock

Holders of our Common Stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company has no current intention to resume the payment of cash dividends to holders of Common Stock in the foreseeable future.

Index
Preferred Stock

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock has been cancelled and converted into the right to receive 423,729 shares of the Company’s Common Stock, no par value per share. No shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock.

Dividends

Pursuant to the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6%, are to be paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30, and September 30, with September 30, 2020 being the first dividend payment date. As of December 31, 2022, we had paid $1.1 million in cash dividends on the outstanding shares of Series A Preferred Stock.  With the exercise of the mandatory conversion of the Company’s Series A Preferred Stock noted above, there will not be any further dividend payments related to the Series A Preferred Stock going forward.  Dividends paid in the prior year are included in the Condensed Consolidated Balance Sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

Treasury Stock

On May 24, 2022, the Board of Directors authorized the cancellation of 5,910,541 shares of Treasury Stock, which reduced Treasury Stock and Common Stock by $82.9 million.

Restricted Stock

The Company currently has three stock incentive plans: a Long-Term Incentive Plan (the “LTIP”); a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”); and the Lincoln Educational Services Corporation 2020 Incentive Compensation Plan (the “2020 Plan”).

2020 Plan

On March 26, 2020, the Board of Directors adopted the 2020 Plan to provide an incentive to certain directors, officers, employees, and consultants of the Company to align their interests in the Company’s success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board of Directors, or such other qualified committee appointed by the Board of Directors, which will, among other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2020 Plan. Pursuant to the 2020 Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options, and nonqualified stock options. Under the 2020 Plan, employees may surrender shares as payment of applicable income tax withholding on the vested restricted stock. The Plan has a duration of 10 years. On February 23, 2023, the Board of Directors approved, subject to shareholder approval, the amendment of the 2020 Plan to increase the aggregate number of shares available under the 2020 Plan from 2,000,000 to 4,000,000 shares. The amendment was approved and adopted by the shareholders at the Annual Meeting of Shareholders held on May 5, 2023.  As of May 5, 2023, there was an aggregate 2,000,000 shares available for issuance under the 2020 Plan.

LTIP

Under the LTIP, certain employees have received awards of restricted shares of Common Stock based on service and performance. The number of shares granted to each employee is based on the amount of the award and the fair market value of a share of Common Stock on the date of the grant. The 2020 Plan makes it clear that there will be no new grants under the LTIP effective as of June 16, 2020, the date of shareholder approval. As no shares remain available under the LTIP, there can be no additional grants under the LTIP. Grants under the LTIP remain in effect according to their terms. Therefore, those grants remaining in effect are subject to the particular award agreement relating thereto and to the LTIP to the extent that the LTIP provides rules relating to those grants. The LTIP remains in effect only to that extent.

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

Index
For the three months ended March 31, 2023 and 2022, the Company completed a net share settlement for 297,380 and 268,654 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2023 and/or 2022, creating taxable income for the employees. At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $1.8 million and $2.0 million for each of the three months ended March 31, 2023 and 2022, respectively, to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to restricted stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2022	1,548,266	$5.18
Granted	652,042	6.15
Canceled	-	-
Vested	(694,869)	3.33

Nonvested Restricted Stock outstanding at March 31, 2023	1,505,439	6.43

The restricted stock expense for the three months ended March 31, 2023 and 2022 was $0.8 million and $1.2 million, respectively. The unrecognized restricted stock expense as of March 31, 2023 and December 31, 2022 was $9.7 million and $7.9 million, respectively.  As of March 31, 2023, the outstanding shares of restricted stock had an aggregate intrinsic value of $8.5 million.

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

During the three months ended March 31, 2023, the Company repurchased 104,030 shares of its Common Stock at an aggregate cost of approximately $0.5 million. These shares were subsequently canceled and recorded as a reduction of Common Stock.

8.	INCOME TAXES

The benefit for income taxes was $0.6 million for the three months ended March 31, 2023 and 2022, respectively.  The benefit for the three months ended March 31, 2023 and 2022, respectively was due primarily to a pre-tax book loss and a discrete item relating to restricted stock vesting.  The effective tax rate for the three months ended March 31, 2023 and 2022 was 28.3% and 28.2%, respectively prior to consideration of discrete items.

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

On November 16, 2022, a federal district court in California in the lawsuit Sweet v. Cardona granted final approval of a settlement agreement under which the DOE would agree to discharge loans and refund all prior loan payments to covered student borrowers who have asserted a Borrower Defense to Repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits, which includes former students at our institutions as well as at a long list of other institutions. Subsequently, we, and two other intervening school companies, filed notices of appeal and asked the district court to stay the settlement from taking effect until the appeals were decided. Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the district court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit.  On March 29, 2023, the Ninth Circuit denied the motion to stay the judgment pending appeal.  On April 4, 2023, we and the two other school companies filed an emergency application with the Supreme Court of the United States to stay the district court’s judgment.  On April 13, 2023, the Supreme Court denied the petition.

Despite the denials of our stay requests, we intend to ask the Ninth Circuit to overturn the district court’s judgment approving the final settlement.  However, as a result of the denials of our stay requests, the DOE could automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and to provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us and without waiting for the Ninth Circuit to rule on the appeal of the district court’s judgment (which could take many months or more to occur). The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications. If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions. The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date. If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications as well. We cannot predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities or sanctions that the DOE may seek to recover from or impose on the Company, if any), whether the DOE or other agencies might take actions against us without waiting to see whether the settlement is upheld on appeal now that the stay requests have been denied, or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

10.	SEGMENTS

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  Based on trends in student demand and our program expansions, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure. As a result, the Company has shifted its focus to two new segments defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Index
Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of March 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which has been marked for closure and is expected to be fully taught-out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
Campus Operations	$86,352	98.9%	$80,782	97.9%	$10,109	$8,614
Transitional	932	1.1%	1,772	2.1%	(197)	(62)
Corporate	-		-		(11,028)	(8,878)
Total	$87,284	100.0%	$82,554	100.0%	$(1,116)	$(326)

	Total Assets
	March 31, 2023	December 31, 2022
Campus Operations	$179,017	$190,473
Transitional	1,136	1,498
Corporate	100,940	99,595
Total	$281,093	$291,566

11.	FAIR VALUE

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

The Company measures the fair value of money market funds using Level 1 inputs.  As of March 31, 2023, the Company has four treasury bills, all with maturity dates of three months or less, classified as cash equivalents.  The treasury bills are valued using Level 1 inputs.  Pricing sources may include industry standard data providers, security master files from large financial institutions and other third-party sources used to determine a daily market value.

Index
	March 31, 2023
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$5,262	$5,262	$-	$-	$5,262
Treasury bill	20,715	20,715	-	-	20,715

Short-term investments:
Treasury bill	14,758	14,926	-	-	14,926
Total cash equivalents	$40,735	$40,903	$-	$-	$40,903

There were no financial instruments measured on a recurring basis as of March 31, 2022.

The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, prepaid expenses and other current assets, accrued expenses and other short-term liabilities, approximates fair value due to the short-term nature of these items.

12.	COVID-19 PANDEMIC AND CARES ACT

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March 2020 and some of the effects of the pandemic have continued. The spread of COVID-19 has had an unprecedented impact on higher educational institutions across the country, including our schools, and has led to the closure of campuses and the transition of academic programs from in-person instruction to online, remote learning and back.  The impact for the Company primarily related to transitioning classes from in-person, hands-on learning to online, remote learning, which resulted in, among other things, additional expenses.  Further, related to this transition, some students were placed on a leave of absence, as they could not complete their externships, and some students chose not to participate in online learning. As a result, certain programs were extended due to restricted access to externship sites and classroom labs, which did not have a material impact on our Condensed Consolidated Financial Statements.  In accordance with phased reopening, as applied on a state-by-state basis, all of our schools have now reopened, and the majority of the students who were on a leave of absence or had deferred their programs returned to school to finish their programs.

In response to the COVID-19 pandemic, in 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing a $2 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.  Among other things, the CARES Act includes a $14 billion Higher Education Emergency Relief Fund (“HEERF”) for the DOE to distribute directly to institutions of higher education. The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools, distributed in two equal installments, and required them to be utilized by April 30, 2021 and May 14, 2021, respectively.  As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and had utilized the full $13.7 million of its second installment.  Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable, driving a decrease in bad debt expense.  Both uses resulted in a decrease in our selling, general, and administrative expenses. Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.). The law requires an institution receiving such funds to continue, to the greatest extent practicable, to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency, which the Company has done.  The Company was also permitted to defer payment of FICA payroll taxes through January 1, 2021 and did so, but pursuant to requirements of the deferment, repaid 50% of the deferred payments in January 2022, and, in accordance with the deferment, repaid the remaining 50% in January 2023.

Index
In December 2020, the Consolidated Appropriations Act, 2021 was enacted, which included the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  The CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund, including $22.7 billion for the HEERF, which was originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities, with $395.8 million going to for-profit institutions.  The DOE allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of December 31, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds. The remainder of the funds are on hold by the DOE and we are not expecting to receive any of those funds.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

13.	Property Sale Agreement

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company, entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”), for an aggregate sale price of $34.5 million, subject to customary adjustments at closing. The Company intends to relocate its Nashville campus to a more efficient and technologically advanced facility in the Nashville metropolitan area but has not yet identified a location.

The Company and SLC have agreed to an extension of the due diligence period under the Nashville Contract.  Consequently, subject to satisfactory completion of due diligence, this transaction is expected to close during the second quarter of 2023.  During the extension of the due diligence period, nonrefundable payments have been made totaling approximately $1.1 million in the aggregate through March 1, 2023.  The payments will be applied towards the purchase price, assuming that a closing occurs. The Nashville, Tennessee property is currently classified as assets held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2023.

14.	STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our Condensed Consolidated Balance Sheets as components of both current and non-current assets.

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government-related sources are typically received during the current academic term. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis as per the terms of the payment plan. A student receivable balance is written off when deemed uncollectable, which is typically once a student is out of school and there has been no payment activity on the account for 150 days.  If, however, the student does remit a payment during this time period, the 150 day policy for write-off starts again until the students either 1) continues making payments, or 2) the student does not make any additional payments and is then subsequently written off after 150 days.

Effective January 1, 2023, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” commonly known as “CECL.”  At the January 1, 2023 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to the Company resulted in an opening balance sheet adjustment increasing the allowance for credit losses related to the Company’s accounts receivables of approximately $10.8 million, a decrease in retained earnings of $7.9 million, after-tax and a deferred tax asset increase of $2.9 million.

Students enrolled in the Company’s programs are packaged with a variety of funding resources, including financial aid, grants, scholarships and private loans.  After exhausting all fund options, if the student is still in need of additional financing, the Company may offer an institutional loan as a lender of last resort.  Institutional loan terms are pre-determined at enrollment and are not typically restructured.

Our standard student receivable allowance is based on an estimate of lifetime expected credit losses on student receivables that considers vintages of receivables to determine a loss rate.  In considering lifetime credit losses, if the expected life goes beyond the Company’s reasonable ability to forecast, the Company then reverts back to historical loss experience as an indicator of collections.  In determining the expected credit losses for the period, student receivables were disaggregated and pooled into two different categories to refine the calculation.   Other information considered included external factors outside the Company’s control, which included, but was not limited to, the effects of COVID-19.  Given that collection history during the pandemic was not considered to be a reliable indicator of a student’s repayment history, the Company adjusted the historical loss calculation by normalizing the financial data relating to that time period.  Our estimation methodology further considered a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, student status, changes in the current economic condition, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

Index
Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheet. As of March 31, 2023, and December 31, 2022, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $14.6 million and $22.7 million, respectively. The following table presents the amortized cost basis of student receivables as of March 31, 2023 by year of origination.

	Student
Year	Receivables (1)	Write-Off’s (2)
2023	$37,385	$-
2022	30,425	6,310
2021	10,336	1,088
2020	4,490	175
2019	3,115	209
Thereafter	1,899	63
Total	$87,650	$7,845

(1)
Student receivables are presented gross and only relate to amounts owed directly from the individual student. These receivables do not include amounts owed relating to federal subsidy or from corporate partnerships.

(2)	Write-off amounts included only relate to the current quarter ended March 31, 2023.

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio are calculated in accordance with the guidance effective January 1, 2023 under CECL for the quarter ended March 31, 2023.

March 31,
2023
Balance, beginning of period	$35,370
Cumulative affect of ASC 326	10,841
Adjusted beginning of period balance	46,211
Provision for credit losses	8,233
Write-off’s	(7,845)
Balance, at end of period	$46,599

Fair Value Measurements

The carrying amount reported in our Condensed Consolidated Balance Sheets for the current portion of student receivables approximates fair value because of the nature of these financial instruments as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “we,” “our,” “us” and the “Company,” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects, and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” "may," “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures, and effect of pandemics such as the COVID-19 pandemic and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations, and (b) Transitional.  Based on trends in student demand and program expansion, there has been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of March 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which has been marked for closure and is expected to be fully taught-out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The interim financial statements and related notes thereto appearing elsewhere in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Form 10-K which includes audited Consolidated Financial Statements for the last two fiscal years ended December 31, 2022.

General

The Company provides diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company offers programs in automotive technology, skilled trades (which include HVAC, welding, computerized numerical control, and electrical and electronic systems technology, among other programs), healthcare services (which include nursing, dental assistant, and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology, and aesthetics) and information technology programs.  The schools, currently consisting of 22 campuses in 14 states, operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, Euphoria Institute of Beauty Arts and Sciences, and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally or regionally accredited and are eligible to participate in federal financial aid programs by the DOE and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements included in our Form 10-K and Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Index
Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  As a result of the adoption, the Company has revised the way in which it calculates reserves on outstanding student accounts receivable balances.  Details considered by management in the estimate include the following:

We extend credit to a portion of the students who are enrolled at our academic institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for credit losses with respect to student receivables which we estimate will ultimately not be collectible. Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables that considers vintages of receivables to determine a loss rate.  Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

Management makes a range of assumptions to determine what is believed to be the appropriate level of allowance for credit losses. Management determines a reasonable and supportable forecast based on the expectation of future conditions over a supportable forecast period as described above, as well as qualitative adjustments based on current and future conditions that may not be fully captured in the historical modeling factors described above. All of these estimates are susceptible to significant change.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the collection of our student receivables, as noted above, or modifications to our collection practices, and other related policies may impact our estimate of our allowance for credit losses and our results from operations.

Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, would likely have a material impact on the realizability of our receivables.

Effect of Inflation

Inflation has not had a material effect on our operations, except for some inflationary pressures on certain instructional expenses, including consumables, and in instances where potential students have not wanted to incur additional debt or increased travel expense.

Results of Continuing Operations for the Three Months Ended March 31, 2023

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	March 31,
	Consolidated
	2023	2022
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.6%	43.8%
Selling, general and administrative	57.6%	56.5%
Total costs and expenses	101.3%	100.4%
Operating loss	-1.3%	-0.4%
Interest expense, net	0.5%	-0.1%
Loss from operations before income taxes	-0.8%	-0.4%
Benefit for income taxes	-0.6%	-0.8%
Net (loss) income	-0.1%	0.3%

Index
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Consolidated Results of Operations

Revenue.  Revenue increased $4.7 million, or 5.7% to $87.3 million for the three months ended March 31, 2023 from $82.6 million in the prior year comparable period.  Excluding the Transitional campus revenue of $0.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, our revenue would have increased $5.6 million, or 6.9%.  The remaining revenue increase after exclusion of the Transitional segment was primarily driven by the Company’s new hybrid teaching model, which increases program efficiency and delivers accelerated revenue recognition in certain evening programs combined with a 9.0% increase in average revenue per student driven by tuition increases and a 6.4% increase in student starts.  Further contributing to the revenue increase were additional student fees in certain programs that were increased to mitigate inflationary pressure from consumables.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $1.9 million, or 5.2% to $38.1 million for the three months ended March 31, 2023 from $36.2 million in the prior year comparable period. Increased costs were primarily concentrated in instructional and facilities expense.

Instructional salaries increased mainly due to higher staffing levels, merit increases and student testing.

Facility expenses increased by approximately $0.3 million, primarily the result of additional rent expense resulting from the new Atlanta, Georgia campus lease, which was executed at the end of the second quarter of 2022.

Partially offsetting these costs was a $0.2 million decrease resulting from the Transitional segment.

Educational services and facilities expense, as a percentage of revenue, decreased to 43.6% from 43.8% for the three months ended March 31, 2023 and 2022, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $3.6 million, or 7.8% to $50.3 million for the three months ended March 31, 2023, from $46.7 million in the prior year comparable period.  Increased costs were driven by the following:

Administrative cost increases of $2.7 million, driven by several factors including salaries and benefits expense and legal costs (see Part II, Item 1. “Legal Proceedings”).

Marketing investments increased $0.6 million as a result of a continuing shift in marketing strategy to include additional spending in digital channels that generate higher quality, better converting leads but which come at a higher cost-per-lead. These efforts are driven primarily through the paid search and paid social media channels. We continue to reduce our dependency on lower cost third-party affiliate/pay-per-lead inquiries, which convert at relatively lower levels.

Student services increased $0.4 million primarily resulting from costs associated with the centralization of our financial aid department,

Partially offsetting these costs was $0.5 million of costs relating to our Transitional segment.

Selling, general and administrative expense, as a percentage of revenue, increased to 57.6% from 56.5% for the three months ended March 31, 2023 and 2022, respectively.

Net interest income / expense.  Net interest income was $0.4 million for the three months ended March 31, 2023 compared to net interest expense of less than $0.1 million in the prior year comparable period.  The increase to net interest income was primarily driven by the Company’s investment of its cash reserves into various short-term investments.

Income taxes.  Our benefit for income taxes was $0.6 million for the three months ended March 31, 2023 and 2022, respectively.  The benefit for the three months ended March 31, 2023 and 2022, respectively was due primarily to a pre-tax book loss and a discrete item relating to restricted stock vesting.  The effective tax rate for the three months ended March 31, 2023 and 2022 was 28.3% and 28.2%, respectively prior to consideration of discrete items.

Segment Results of Operations

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  Based on trends in student demand and our program expansions, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure.  As a result, the Company has shifted its focus to two new segments defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of March 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which has been marked for closure and is expected to be fully taught-out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents results for our two reportable segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	% Change
Revenue:
Campus Operations	$86,352	$80,782	6.9%
Transitional	932	1,772	-47.4%
Total	$87,284	$82,554	5.7%

Operating Income (loss):
Campus Operations	$10,109	$8,614	17.4%
Transitional	(197)	(62)	217.7%
Corporate	(11,028)	(8,878)	-24.2%
Total	$(1,116)	$(326)	242.3%

Starts:
Campus Operations	3,440	3,234	6.4%
Transitional	-	119	-100.0%
Total	3,440	3,353	2.6%

Average Population:
Campus Operations	12,225	12,562	-2.7%
Transitional	162	322	-49.7%
Total	12,387	12,884	-3.9%

End of Period Population:
Campus Operations	12,413	12,639	-1.8%
Transitional	131	335	-60.9%
Total	12,544	12,974	-3.3%

Campus Operations

Operating income increased $1.5 million, or 17.3% to $10.1 million for the three months ended March 31, 2023 from $8.6 million in the prior year comparable period.  The change quarter-over-quarter was mainly driven by the following factors:

•
Revenue increased $5.6 million, or 6.9% to $86.4 million for the three months ended March 31, 2023 from $80.8 million in the prior year comparable period.  The increase was primarily driven by the Company’s new hybrid teaching model, which increases program efficiency and delivers accelerated revenue recognition in certain evening programs combined with a 9.0% increase in average revenue per student driven by tuition increases and a 6.4% increase in student starts.  Further contributing to the revenue increase were additional student fees in certain programs that were increased to mitigate inflationary pressure from consumables.

•
Educational services and facilities expense increased $2.1 million, or 6.0% to $37.5 million for the three months ended March 31, 2023 from $35.4 million in the prior year comparable period. Increased costs were primarily concentrated in instructional expense and facilities expense.

o	Instructional salaries increased mainly due to higher staffing levels, merit increases and student testing.
o
Facility expenses increased by approximately $0.3 million, primarily the result of additional rent expense resulting from the new Atlanta, Georgia campus lease, which was executed at the end of the second quarter of 2022.

Index
•
Selling, general and administrative expense increased $2.0 million, or 5.3% to $38.8 million for the three months ended March 31, 2023, from $36.8 million in the prior year comparable period.  The increase was primarily driven by additional investments in marketing and increased costs for student services, both of which are discussed above in the consolidated results of operations.

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

•	Revenue decreased $0.8 million, or 47.4% to $0.9 million for the three months ended March 31, 2023, from $1.7 million in the prior year comparable period.
•	Total operating expenses decreased $0.7 million, or 38.6%, to $1.1 million for the three months ended March 31, 2023, from $1.8 million in the prior year comparable period.

Decreased operating performance is the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $11.0 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively.   Increased costs were driven by several factors including additional salaries and benefits, increased legal costs (see Part II, Item 1. “Legal Proceedings”) and an increase in workers compensation resulting from prior year claims.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for the maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and, prior to the termination thereof (as described below), borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(214)	$(14,367)
Net cash used in investing activities	(3,249)	(1,045)
Net cash used in financing activities	(2,335)	(2,296)

As of March 31, 2023, the Company had $44.5 million in cash and cash equivalents and restricted cash, in addition to $14.7 million in short-term investments, compared to $50.3 million cash and cash equivalents and restricted cash, including $14.7 million in short-term investments.  The decrease in the cash position from the prior year was the result of several factors, including $3.2 million in capital expenses during the fiscal quarter ended March 31, 2023, which was primarily driven by the ongoing buildout of the new Atlanta, Georgia campus, incentive compensation payments, share repurchases made under the share repurchase program, and one-time costs incurred in connection with the teach-out of our Somerville, Massachusetts campus.  In addition, our cash position in prior years benefited from $2.4 million in net proceeds received as a result of the sale of a former campus located in Suffield, Connecticut, which was consummated during the second quarter of 2022.

On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company’s outstanding Common Stock.  The repurchase program was authorized for 12 months. On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases. As of

During the three months ended March 31, 2023, the Company repurchased 104,030 shares at a cost of approximately $$0.5 million.  Total repurchases made since the inception of the share repurchase program were 1,676,444 shares at a total cost of approximately $10.0 million.

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

Index
As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive for tuition payments to us or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Industry” of our Form 10-K.

Operating Activities

Operating cash flow results primarily from cash received from our students, offset by changes in working capital demands.  Working capital can vary at any point in time based on several factors including seasonality, timing of cash receipts and payments and vendor payment terms.

Net cash used in operating activities was $0.2 million and $14.4 million for the three months ended March 31, 2023 and 2022, respectively.  The main driver for the decrease was due to the timing of $8.0 million of Title IV funds that was received in January of 2023, from the fourth quarter of the prior year.  Further contributing to the decrease was a reduction in prior year accrued expenses resulting from a $6.1 million incentive compensation payment made during the first quarter of 2022.

Investing Activities

Net cash used in investing activities was $3.2 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $1.0 million in the prior year comparable period.  The decrease in net cash used of $2.2 million was primarily driven by investments in capital expenditures for the new Atlanta, Georgia campus.

One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.

We currently lease a majority of our campuses. We own our campus in Nashville, Tennessee, which currently is subject to a sale leaseback agreement (as described elsewhere in this Form 10-Q) for the sale of the property, which is currently expected to be consummated in the second quarter of 2023.

Capital expenditures were 3% of revenues in 2022 and are expected to approximate 11% of revenues in 2023.  The significant increase in planned capital expenditures over the prior year will be driven by several factors that include, but are not limited to, the buildout of our new Atlanta, Georgia area campus, additional space, the planned introduction of three new programs at the Lincoln, RI campus, and the anticipated introduction of new programs at five other campuses.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities remained essentially flat at $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”). The Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company as well as a pledge of the stock and other rights in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company.  The Credit Agreement was amended on various occasions.

Index
On November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding, provided that they are cash collateralized. As of March 31, 2023, the letters of credit, in the aggregate outstanding principal amount of $4.0 million, remained outstanding, were cash collateralized, and were classified as restricted cash on the Condensed Consolidated Balance Sheet.  As of March 31, 2023, the Company did not have a credit facility and did not have any debt outstanding.  The Company expects to negotiate a new credit facility in the second quarter of 2023.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of March 31, 2023, we had no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2041 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of March 31, 2023, we had outstanding loan principal commitments to our active students of $32.3 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Borrower Defense to Repayment – Sweet Settlement Agreement

On November 16, 2022, a federal district court in California in the lawsuit Sweet v. Cardona granted final approval of a settlement agreement under which the DOE would agree to discharge loans and refund all prior loan payments to covered student borrowers who have asserted to the DOE a Borrower Defense to Repayment and whose borrower defense claims have not yet been granted or denied on the merits, which includes former students at our institutions as well as at a long list of other institutions. See Form 10-K at “Regulatory Environment – Borrower Defense to Repayment Regulations.”  Subsequently, we, and two other intervening school companies, filed notices of appeal and asked the district court to stay the settlement from taking effect until the appeals were decided. Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the district court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit.  On March 29, 2023, the Ninth Circuit denied the motion to stay the judgment pending appeal.  On April 4, 2023, we and the two other school companies filed an emergency application with the Supreme Court of the United States to stay the district court’s judgment.  On April 13, 2023, the Supreme Court denied the petition.

Despite the denials of our stay requests, we intend to ask the Ninth Circuit to overturn the district court’s judgment approving the settlement.  However, as a result of the denials of our stay requests, the DOE could automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us and without waiting for the Ninth Circuit to rule on the appeal of the district court’s judgment (which could take many months or more to occur). The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications. If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions. The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date. If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications as well. We cannot predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities or sanctions that the DOE may seek to recover from or impose on the Company, if any), whether the DOE or other agencies might take actions against us without waiting to see whether the settlement is upheld on appeal now that the stay requests have been denied, or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

Index
Third-Party Servicer Requirements

In January 2023, the DOE indicated its intention to establish a negotiated rulemaking committee in 2023 to consider new proposed regulations on a variety of topics, including regulations related to third-party servicers.  See Form 10-K at “Regulatory Environment – Negotiated Rulemaking.”  The DOE requires institutions and entities that meet the DOE definition of third-party servicer to comply with requirements applicable to the services performed by the servicer for the institution.  The DOE also is in the process of developing a revised Dear Colleague Letter that could expand significantly the types of activities and functions that constitute third-party servicer activities for Title IV purposes and are subject to DOE regulations related to third-party servicers.  The DOE indicated that the effective date of the revised final guidance letter would be at least six months after its publication to allow institutions and companies to meet any reporting requirements.

We anticipate that the DOE’s future guidance and regulations may require us to evaluate the activities performed by our service providers in order to identify those providers subject to the DOE’s third-party servicer requirements.  This may require us to revise our contracts with these entities, report the servicers to the DOE, and ensure the servicers comply with applicable requirements.  Servicers also are required to submit an annual compliance audit to the DOE and to be subject to review by the DOE which could lead to more scrutiny of us and any of our service providers who are classified as third-party servicers.  If some of our service providers decline to continue working with us in order to avoid complying with the third-party servicer requirements, we would need to replace these service providers.  We continue to monitor the guidance and rulemaking processes on third-party servicer requirements but cannot predict the outcome of these processes at this time.

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

(a)   Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for new internal controls related to ASC 326 and accounts payable payment processing that have been implemented.

Index
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On November 16, 2022, a federal district court in California in the lawsuit Sweet v. Cardona granted final approval of a settlement agreement under which the DOE would agree to discharge loans and refund all prior loan payments to covered student borrowers who have asserted a Borrower Defense to Repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits, which includes former students at our institutions as well as at a long list of other institutions.  Subsequently, we, and two other intervening school companies, filed notices of appeal and asked the district court to stay the settlement from taking effect until the appeals were decided. Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the district court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit.  On March 29, 2023, the Ninth Circuit denied the motion to stay the judgment pending appeal.  On April 4, 2023, we and the two other school companies filed an emergency application with the Supreme Court of the United States to stay the district court’s judgment.  On April 13, 2023, the Supreme Court denied the petition.

Despite the denials of our stay requests, we intend to ask the Ninth Circuit to overturn the district court’s judgment approving the settlement.  However, as a result of the denials of our stay requests, the DOE could automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us and without waiting for the Ninth Circuit to rule on the appeal of the district court’s judgment (which could take many months or more to occur). The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications. If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions. The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date. If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications as well. We cannot predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities or sanctions that the DOE may seek to recover from or impose on the Company, if any), whether the DOE or other agencies might take actions against us without waiting to see whether the settlement is upheld on appeal now that the stay requests have been denied, or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

In addition to the foregoing, in the ordinary conduct of our business, we are subject to additional periodic lawsuits, investigations, regulatory proceedings and other claims, including, but not limited to, claims involving students or graduates, routine employment matters and business disputes.  We cannot predict the ultimate resolution of these lawsuits, investigations, regulatory proceedings and other claims asserted against us, but we do not believe that any of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A of our Form 10-K, which could affect our business, financial condition, or operating results. The risks described in this Form 10-Q and in our 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Index
The U.S. Court of Appeals for the Ninth Circuit has denied our motion to stay the judgment of the U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) regarding a class action settlement approved by the court that could result in the automatic granting of all pending borrower defense applications submitted to the DOE on or before June 22, 2022 concerning our institutions and, potentially, could lead to the DOE seeking recoupment from us of all loan amounts in the granted applications, and the Supreme Court of the United States has denied our petition to stay the district court’s judgement.

On November 16, 2022, a federal district court in California in the lawsuit Sweet v. Cardona granted final approval of a settlement agreement under which the DOE would agree to discharge loans and refund all prior loan payments to covered student borrowers who have asserted to the DOE a Borrower Defense to Repayment and whose borrower defense claims have not yet been granted or denied on the merits, which includes former students at our institutions as well as at a long list of other institutions. See Form 10-K at “Regulatory Environment – Borrower Defense to Repayment Regulations.”  Subsequently, we, and two other intervening school companies, filed notices of appeal and asked the district court to stay the settlement from taking effect until the appeals were decided. Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the district court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit.  On March 29, 2023, the Ninth Circuit denied the motion to stay the judgment pending appeal.  On April 4, 2023, we and the two other school companies filed an emergency application with the Supreme Court of the United States to stay the district court’s judgment.  On April 13, 2023, the Supreme Court denied the petition.

Despite the denials of our stay requests, we intend to ask the Ninth Circuit to overturn the district court’s judgment approving the settlement.  However, as a result of the denials of our stay requests, the DOE could automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we provided for contesting the applications that were provided to us and without waiting for the Ninth Circuit to rule on the appeal of the district court’s judgment (which could take many months or more to occur). The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications. If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions. The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date. If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications as well. We cannot predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities or sanctions that the DOE may seek to recover from or impose on the Company, if any), whether the DOE or other agencies might take actions against us without waiting to see whether the settlement is upheld on appeal now that the stay requests have been denied, or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

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

The following table presents the number and average price of shares purchased during the three months ended March 31, 2023.  The remaining authorized amount for share repurchases under the program at March 31, 2023 was approximately $30.0 million.

Index
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
January 1, 2023 to January 31, 2023	-	$-	-	$20,554,775
February 1, 2023 to February 28, 2023	-	-	-	30,554,775	[1]
March 1, 2023 to March 31, 2023	104,030	5.34	104,030	29,998,958
Total	104,030	5.34	104,030

1 Includes additional $10.0 million for additional purchases under the share repurchase plan.

For more information on the share repurchase plan, see Note 7 to our Condensed Consolidated Financial Statements.

Item 3.	DEFAULTS ON SENIOR SECURITIES

(a)	None.
(b)	None

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	None.
(c)	None.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

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

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 8, 2023	By:	/s/ Brian Meyers
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

101*
The following financial statements from Lincoln Educational Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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