Form 10-Q
period 2023-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2023-08-07
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of  August 7, 2023, there were 31,359,110 shares of the registrant’s common stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Six Months Ended June 30, 2023 and 2022 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
	SIGNATURES	42

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

•	the promulgation of new regulations in our industry as to which we may find compliance challenging;
•	our success in updating and expanding the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	our ability to implement our strategic plan;
•	risks associated with changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort January 1 rates;
•	risks associated with maintaining accreditation;
•	risks associated with opening new campuses and closing existing campuses;
•	risks associated with integration of acquired schools;
•	industry competition;
•	the effect of public health outbreaks, epidemics and pandemics including, without limitation, COVID-19 conditions and trends in our industry;
•	general economic conditions; and
•	risks related to other factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,356	$46,074
Restricted cash	4,212	4,213
Short-term investments	24,344	14,758
Accounts receivable, less allowance for credit losses of $31,742 and $28,560 at June 30, 2023 and December 31, 2022, respectively	32,050	37,175
Inventories	2,555	2,618
Prepaid expenses and other current assets	7,973	4,738
Assets held for sale	-	4,559
Total current assets	137,490	114,135

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $138,699 and $146,367 at June 30, 2023 and December 31, 2022, respectively	32,508	23,940

OTHER ASSETS:
Noncurrent receivables, less allowance for credit losses of $15,865 and $6,810 at June 30, 2023 and December 31, 2022, respectively	15,341	22,734
Deferred income taxes, net	25,210	22,312
Operating lease right-of-use assets	88,966	93,097
Goodwill	10,742	14,536
Other assets, net	1,161	812
Total other assets	141,420	153,491
TOTAL ASSETS	$311,418	$291,566

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	June 30,	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$22,928	$24,154
Accounts payable	16,844	10,496
Accrued expenses	12,347	8,653
Income taxes payable	6,095	2,055
Current portion of operating lease liabilities	10,408	9,631
Other short-term liabilities	40	31
Total current liabilities	68,662	55,020

NONCURRENT LIABILITIES:
Pension plan liabilities	638	668
Long-term portion of operating lease liabilities	87,653	91,001
Total liabilities	156,953	146,689

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at June 30, 2023 and December 31, 2022, issued and outstanding 31,359,110 shares at June 30, 2023 and 31,147,925 shares at December 31, 2022.	48,181	49,072
Additional paid-in capital	46,874	45,540
Retained earnings	60,423	51,225
Accumulated other comprehensive loss	(1,013)	(960)
Total stockholders’ equity	154,465	144,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,418	$291,566

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUE	$88,646	$82,142	$175,929	$164,697
COSTS AND EXPENSES:
Educational services and facilities	40,030	36,106	78,123	72,302
Selling, general and administrative	51,814	45,835	102,119	92,520
Gain on sale of assets	(30,933)	(195)	(30,933)	(195)
Impairment of goodwill and long-lived assets	4,220	-	4,220	-
Total costs & expenses	65,131	81,746	153,529	164,627
OPERATING INCOME	23,515	396	22,400	70
OTHER:
Interest income	547	-	1,013	-
Interest expense	(28)	(35)	(53)	(77)
INCOME (LOSS) BEFORE INCOME TAXES	24,034	361	23,360	(7)
PROVISION (BENEFIT) FOR INCOME TAXES	6,784	102	6,219	(539)
NET INCOME	$17,250	$259	$17,141	$532
PREFERRED STOCK DIVIDENDS	-	304	-	608
INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$17,250	$(45)	$17,141	$(76)
Basic
Net income (loss) per common share	$0.57	$(0.00)	$0.57	$(0.00)
Diluted
Net income (loss) per common share	$0.57	$(0.00)	$0.57	$(0.00)
Weighted average number of common shares outstanding:
Basic	30,140	25,963	30,090	25,842
Diluted	30,397	25,963	30,333	25,842

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$17,250	$259	$17,141	$532
Other comprehensive loss
Employee pension plan adjustments, net of taxes (nil)	(5)	(10)	(53)	(40)
Comprehensive income	$17,245	$249	$17,088	$492

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)
	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2023	31,147,925	$49,072	$45,540	$-	$51,225	$(960)	$144,877	-	$-
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	-	(7,943)	-	(7,943)	-	-
Net loss	-	-	-	-	(109)	-	(109)	-	-
Employee pension plan adjustments	-	-	-	-	-	(48)	(48)	-	-
Stock-based compensation expense
Restricted stock	652,042	-	812	-	-	-	812	-	-
Share repurchase	(104,030)	(556)	-	-	-	-	(556)	-	-
Net share settlement for equity-based compensation	(297,380)	-	(1,779)	-	-	-	(1,779)	-	-
BALANCE - March 31, 2023	31,398,557	48,516	44,573	-	43,173	(1,008)	135,254	-	-
Net income	-	-	-	-	17,250	-	17,250	-	-
Employee pension plan adjustments	-	-	-	-	-	(5)	(5)	-	-
Stock-based compensation expense
Restricted stock	61,257	-	2,576	-	-	-	2,576	-	-
Share repurchase	(61,034)	(335)	-	-	-	-	(335)	-	-
Net share settlement for equity-based compensation	(39,670)	-	(275)	-	-	-	(275)	-	-
BALANCE - June 30, 2023	31,359,110	$48,181	$46,874	$-	$60,423	$(1,013)	$154,465	-	$-

(a) Net cumulative adjustment to equity based on the adoption of Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses.  See Note 14 to the Condensed Consolidated Financial Statements.

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2022	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982
Net income	-	-	-	-	272	-	272	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(30)	(30)	-	-
Stock-based compensation expense
Restricted stock	528,121	-	1,239	-	-	-	1,239	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE - March 31, 2022	27,260,154	141,377	31,686	(82,860)	39,670	(1,270)	128,603	12,700	$11,982
Net income	-	-	-	-	259	-	259	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(10)	(10)	-	-
Stock-based compensation expense
Restricted stock	78,829	-	491	-	-	-	491	-	-
Treasury stock cancellation	-	(82,860)	-	82,860	-	-	-	-	-
Share repurchase	(414,963)	(2,538)	-	-	-	-	(2,538)	-	-
BALANCE - June 30, 2022	26,924,020	$55,979	$32,177	$-	$39,625	$(1,280)	$126,501	12,700	$11,982

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,141	$532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,932	3,057
Deferred income taxes	-	64
Gain on sale of assets	(30,933)	(195)
Impairment of goodwill and long-lived assets	4,220	-
Fixed asset donations	(207)	(145)
Provision for credit losses	18,600	16,165
Stock-based compensation expense	3,388	1,730
(Increase) decrease in assets:
Accounts receivable	(16,923)	(21,838)
Inventories	63	(361)
Prepaid income taxes and income taxes payable	4,040	(1,793)
Prepaid expenses and current assets	(1,152)	345
Other assets, net	1,194	(84)
Increase (decrease) in liabilities:
Accounts payable	5,646	1,301
Accrued expenses	3,694	(4,782)
Unearned tuition	(1,226)	(3,723)
Other liabilities	(74)	(265)
Total adjustments	(6,738)	(10,524)
Net cash provided by (used in) operating activities	10,403	(9,992)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,901)	(3,582)
Proceeds from sale of property and equipment	33,310	2,390
Proceeds from short-term investment	14,758	-
Purchase of short-term investment	(24,344)	-
Net cash provided by (used in) investing activities	12,823	(1,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payment for preferred stock	-	(608)
Share repurchase	(891)	(2,538)
Net share settlement for equity-based compensation	(2,054)	(1,992)
Net cash used in financing activities	(2,945)	(5,138)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,281	(16,322)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	50,287	83,307
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$70,568	$66,985

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Six Months Ended
	June 30,
	2023	2022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$94	$118
Income taxes	$2,169	$1,206
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$1,094	$591

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
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

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2022 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2023.

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations, and (b) Transitional.  Based on trends in student demand and program expansion, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of June 30, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which is no longer enrolling new students and will be fully taught-out and closed by December 31, 2023.

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

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removed separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature; hence, most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. ASU No. 2020-06 is effective for the Company as a smaller reporting company for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years. For convertible instruments that include a down-round feature, entities may early adopt the amendments that apply to the down-round features if they have not yet adopted the amendments in ASU 2017-11. The Company has evaluated the ASU and has determined that there is no impact on its Condensed Consolidated Financial Statements and related disclosures as the Company currently has no financial instruments that are in the scope of this ASU.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. The ASU and the subsequent modifications were identified as ASC Topic 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” methodology to a “current expected credit loss” methodology (the “CECL methodology”).  The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses on financial assets measured at amortized cost at the time the financial asset is originated or acquired. The allowance is adjusted each period for changes in expected lifetime credit losses. The CECL methodology represents a significant change from prior U.S. GAAP, which generally required that a loss be incurred before it was recognized.  Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11 and ASU No. 2022-02 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU deferred the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)” ASU 2020-02 added an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updated the SEC section of the codification for the change in the effective date of Topic 842. As of the January 1, 2023 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to the Company resulted in an opening balance sheet adjustment increasing the allowance for credit losses related to the Company’s accounts receivables of approximately $10.8 million, a decrease in retained earnings of $7.9 million, after-tax and a deferred tax asset increase of $2.9 million.

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

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considers, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.  Changes in, among other things, income tax legislation, statutory income tax rates or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Index
On August 16, 2022, the Inflation Reduction Act was enacted and signed into law. The Inflation Reduction Act is a budget reconciliation package that includes significant changes relating to tax, climate change, energy and health care. The income tax provision of the act includes, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buybacks, energy-related tax credits and additional IRS funding. The Company does not expect the tax provisions of the Inflation Reduction Act to have a material impact to our Condensed Consolidated Financial Statements.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2023 and 2022, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

2.	NET INCOME (LOSS) PER COMMON SHARE

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

For the three and six months ended June 30, 2022, the Company presented its basic and diluted income per common share using the two-class method, which requires all outstanding Series A Preferred Stock (“Series A Preferred Stock”) and unvested shares of Restricted Stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of Common Stock and participating security. The remaining undistributed income is then allocated to Common Stock and participating securities based on their respective rights to receive dividends. Series A Preferred Stock and shares of unvested Restricted Stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as shares of the Company’s Common Stock, respectively, and are considered participating securities. The Series A Preferred Stock and unvested Restricted Stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested Restricted Stock are not contractually obligated to share in our net losses. However, the cumulative dividends on Series A Preferred Stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding.

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into 423,729 shares of the Company’s Common Stock, no par value per share (the “Common Stock”). No shares of Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock. As of June 30, 2023, the Company still maintains Restricted Stock, but these shares do not participate in the disbursement of dividends.

Index
The following is a reconciliation of the numerator and denominator of the net income (loss) per share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income	$17,250	$259	$17,141	$532
Less: preferred stock dividend	-	(304)	-	(608)
Net income (loss) allocated to common stockholders	$17,250	$(45)	$17,141	$(76)

Basic income (loss) per share:
Denominator:
Weighted average common shares outstanding	30,140,221	25,962,617	30,090,113	25,842,456
Basic income (loss) per share	$0.57	$(0.00)	$0.57	$(0.00)

Diluted income (loss) per share:
Denominator:
Weighted average number of:
Common shares outstanding	30,397,308	25,962,617	30,333,495	25,842,456
Dilutive shares outstanding	30,397,308	25,962,617	30,333,495	25,842,456
Diluted income (loss) per share	$0.57	$(0.00)	$0.57	$(0.00)

The following table summarizes the potential weighted average shares of Common Stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2023	2022	2023	2022
Series A Preferred Stock	-	5,381,356	-	5,381,356
Unvested restricted stock	-	1,547,124	-	1,599,891
	-	6,928,480	-	6,981,247

3.	REVENUE RECOGNITION

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

Unearned tuition in the amount of $22.9 million and $24.2 million is recorded as current liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. The change in this contract liability balance during the six-month period ended June 30, 2023 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six-month period ended June 30, 2023 that was included in the contract liability balance at the beginning of the year was $22.6 million.

Index
The following table depicts the timing of revenue recognition:

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,895	$3	$5,898	$10,595	$12	$10,607
Services transferred over time	82,318	430	82,748	163,970	1,352	165,322
Total revenues	$88,213	$433	$88,646	$174,565	$1,364	$175,929

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$4,886	$87	$4,973	$9,598	$165	$9,763
Services transferred over time	75,463	1,706	77,169	151,532	3,402	154,934
Total revenues	$80,349	$1,793	$82,142	$161,130	$3,567	$164,697

4.	LEASES

The Company determines if an arrangement is a lease at its inception. The Company considers any contract where there is an identified asset as to which the Company has the right to control its use in determining whether the contract contains a lease. An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining terms ranging from less than one year to approximately 19 years. Lease terms may include options to extend the term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option. Expenses for lease payments are recognized on a straight-line basis over the lease term for operating leases.

On June 30, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus, in Atlanta, Georgia. The lease term commenced in August 2022, with total payments due over the term, on an undiscounted basis of $12.2 million over the 12-year initial term. The lease contains two five-year renewal options that may be exercised by the Company at the end of the initial lease term. The Company had no involvement in the construction or design of the facilities on the property and was not deemed to be in control of the asset prior to the lease commencement date. During the six months ended June 30, 2023, the Company incurred approximately $5.3 million in capital expenditures (mostly relating to architectural fees and construction, which began in February 2023) and approximately $0.4 million in rent expenses.

Operating lease costs for the three months ended June 30, 2023 and 2022 were $4.9 million and $4.7 million, respectively, and $9.8 million and $9.3 million for the six months ended June 30, 2023 and 2022, respectively.  Variable lease costs were less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively.  The net change in ROU asset and operating lease liability is included in other assets in the Condensed Consolidated Cash Flows for the six months ended June 30, 2023 and 2022.

Index
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,278	$4,665	$8,196	$9,320
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$-	$73	$2,142	$6,717

As of June 30, 2023, the Company entered into one new lease and one lease modification that resulted in a noncash re-measurement of the related ROU asset and operating lease liability of $2.1 million.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of
	June 30,
	2023	2022
Weighted-average remaining lease term	11.13 years	11.35 years
Weighted-average discount rate	6.92%	7.36%

Maturities of lease liabilities by fiscal year for our operating leases as of June 30, 2023 are as follows:

Year ending December 31,
2023 (excluding the six months ended June 30, 2023)	$7,897
2024	17,373
2025	15,702
2026	13,334
2027	10,053
2028	9,959
Thereafter	69,824
Total lease payments	144,142
Less: imputed interest	(46,081)
Present value of lease liabilities	$98,061

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived assets and identifiable intangibles annually, or more frequently if necessary for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made. For other long-lived assets, including ROU lease assets, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values.

On June 8, 2023, the Company consummated the sale of its Nashville, Tennessee property (see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 13 - Property Sale Agreement).  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.  Both charges related to the Nashville, Tennessee property.  As of June 30, 2022, there were no impairments of goodwill or long-lived assets.

Index
The carrying amount of goodwill at June 30, 2023 and 2022 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2023	$117,176	$(102,640)	$14,536
Adjustments	-	(3,794)	(3,794)
Balance as of June 30, 2023	$117,176	$(106,434)	$10,742

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2022	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of June 30, 2022	$117,176	$(102,640)	$14,536

6.	LONG-TERM DEBT

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization, with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”). The Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company as well as a pledge of the stock and other rights in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company.  The Credit Agreement was amended on various occasions.

On November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding, provided that they are cash collateralized. As of June 30, 2023, the letters of credit, in the aggregate outstanding principal amount of $4.0 million, remained outstanding, were cash collateralized, and were classified as restricted cash on the Condensed Consolidated Balance Sheet.  As of June 30, 2023, the Company did not have a credit facility and did not have any debt outstanding.  The Company is continuing to consider potential lenders for its future credit needs.

7.	STOCKHOLDERS’ EQUITY

Common Stock

Holders of our Common Stock are entitled to receive dividends when and as declared by our Board of Directors and have the right to one vote per share on all matters requiring shareholder approval. The Company has not declared or paid any cash dividends on our Common Stock since the Company’s Board of Directors discontinued our quarterly cash dividend program in February 2015. The Company currently has no intention to pay cash dividends to holders of Common Stock in the foreseeable future.

Index
Preferred Stock

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into the right to receive 423,729 shares of the Company’s Common Stock, no par value per share. No shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock.

Dividends

Pursuant to the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock (“Series A Dividends”), at the initial annual rate of 9.6%, were paid, in arrears, from the date of issuance quarterly on each December 31, March 31, June 30 and September 30, with September 30, 2020 being the first dividend payment date. As of December 31, 2022, we had paid $1.1 million in cash dividends on the outstanding shares of Series A Preferred Stock. With the exercise of the mandatory conversion of the Company’s Series A Preferred Stock as noted above, there will not be any further dividend payments related to the Series A Preferred Stock. Dividends paid in the prior year are included in the Condensed Consolidated Balance Sheets within additional paid-in-capital when the Company maintains an accumulated deficit.

Treasury Stock

On May 24, 2022, the Board of Directors authorized the cancellation of 5,910,541 shares of Treasury Stock, which reduced Treasury Stock and Common Stock by $82.9 million.

Restricted Stock

The Company currently has three stock incentive plans: (1) a Long-Term Incentive Plan (the “LTIP”); (2) a Non-Employee Directors Restricted Stock Plan (the “Non-Employee Directors Plan”); and (3) the Lincoln Educational Services Corporation 2020 Incentive Compensation Plan (the “2020 Plan”).

2020 Plan

On March 26, 2020, the Board of Directors adopted the 2020 Plan to provide an incentive to certain directors, officers, employees and consultants of the Company to align their interests in the Company’s success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board of Directors, or such other qualified committee appointed by the Board of Directors, which will, among other duties, have the full power and authority to take all actions and make all determinations required or provided for under the 2020 Plan. Pursuant to the 2020 Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options and nonqualified stock options. Under the 2020 Plan, employees may surrender shares as payment of applicable income tax withholding on the vested Restricted Stock. The 2020 Plan has a duration of 10 years. On February 23, 2023, the Board of Directors approved, subject to shareholder approval, the amendment of the 2020 Plan to increase the aggregate number of shares available under the 2020 Plan from 2,000,000 shares to 4,000,000 shares. The amendment was approved and adopted by the shareholders at the Annual Meeting of Shareholders held on May 5, 2023.

LTIP

Under the LTIP, certain employees have received awards of restricted shares of Common Stock based on service and performance. The number of shares granted to each employee is based on the amount of the award and the fair market value of a share of Common Stock on the date of the grant. The 2020 Plan makes it clear that there will be no new grants under the LTIP as of June 16, 2020, the date of shareholder approval of the 2020 Plan. As no shares remain available under the LTIP, there can be no additional grants under the LTIP. Grants under the LTIP remain in effect according to their terms. Therefore, those grants remaining in effect under the LTIP are subject to the particular award agreement relating thereto and to the LTIP to the extent that the LTIP provides rules relating to those grants. The LTIP remains in effect only to that extent.

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

For the six months ended June 30, 2023 and 2022, the Company completed a net share settlement for 297,380 and 268,654 restricted shares, respectively, on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2023 and/or 2022, creating taxable income for the employees. At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $1.8 million and $2.0 million for each of the six months ended June 30, 2023 and 2022, respectively, to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2022	1,548,266	$5.18
Granted	751,240	6.10
Canceled	(37,941)	6.15
Vested	(862,890)	4.01

Nonvested Restricted Stock outstanding at June 30, 2023	1,398,675	6.33

The Restricted Stock expense for the three months ended June 30, 2023 and 2022 was $2.6 million and $0.5 million, respectively.   The Restricted Stock expense for the six months ended June 30, 2023 and 2022 was $3.4 million and $1.7 million, respectively.  The unrecognized Restricted Stock expense as of June 30, 2023 and December 31, 2022 was $6.8 million and $7.9 million, respectively.  As of June 30, 2023, the outstanding shares of Restricted Stock had an aggregate intrinsic value of $9.4 million.

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

During the three months ended June 30, 2023, the Company repurchased 61,034 shares of its Common Stock at an aggregate cost of approximately $0.3 million.  During the six months ended June 30, 2023, the Company repurchased 165,064 shares of its Common Stock at an aggregate cost of approximately $0.9 million. These shares were subsequently canceled and recorded as a reduction of Common Stock.

Index
8.	INCOME TAXES

The provision for income taxes was $6.8 million, or 28.2% of pre-tax income for the three months ended June 30, 2023 compared to a provision for income taxes of $0.1 million, or 28.3% of pre-tax income in the prior year comparable period.  The provision for income taxes was $6.2 million, or 26.6% of pre-tax income for the six months ended June 30, 2023 compared to a benefit for income taxes of $0.5 million in the comparable prior year period.  The provision for the three months ended June 30, 2023 and 2022 was primarily due to a pre-tax income position driven by gains of $30.9 million in the current year resulting from the sale of our Nashville, Tennessee campus and a $0.2 million gain in the prior year resulting from the sale of our Suffield, Connecticut property.  The provision for income taxes for the six months ended June 30, 2023 was primarily driven by a pre-tax income position, resulting from a gain of $30.9 million in the current year.  The benefit for the six months ended June 30, 2022 was due primarily to a pre-tax book loss and a discrete item relating to Restricted Stock vesting.  The effective tax rate for the three and six months ended June 30, 2023 and 2022 was 28.0% and 28.2%, respectively.

9.	COMMITMENTS AND CONTINGENCIES

On November 16, 2022, the U.S. District Court for the Northern District of California granted final approval of a settlement agreement in the lawsuit Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.). Under the settlement agreement, the DOE agreed to discharge loans and refund all prior loan payments to covered student borrowers who have asserted a Borrower Defense to Repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits, which includes former students at our institutions as well as at a long list of other institutions. Subsequently, we and two other intervening school companies filed notices of appeal and asked the District Court to stay the settlement from taking effect until the appeals were decided. Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the District Court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit.  On March 29, 2023, the Ninth Circuit denied our motion to stay the judgment pending appeal.  On April 4, 2023, we and the two other school companies filed an emergency application with the Supreme Court of the United States to stay the District Court’s judgment.  On April 13, 2023, the Supreme Court denied our petition.

Despite the denials of our stay requests, we have filed a joint appeal with the Ninth Circuit to overturn the District Court’s judgment approving the final settlement and expect that oral argument will be scheduled for late 2023 or early 2024. However, as previously reported, as a result of the denials of our stay requests, the DOE could automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we have provided for contesting the applications that were provided to us and without waiting for the Ninth Circuit to rule on our appeal. The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date of November 16, 2022. It is not possible at this time to predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities or sanctions that the DOE may seek to recover from or impose on the Company, if any), whether the DOE or other agencies might take actions against us without waiting to see whether the settlement is upheld on appeal now that the stay requests have been denied or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

Further, in the ordinary conduct of its business, the Company is subject to certain lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any of these matters will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Index
Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of June 30, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which is no longer enrolling new students and will be fully taught-out and closed by December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
Campus Operations	$88,213	99.5%	$80,349	97.8%	$4,169	$8,791
Transitional	433	0.5%	1,793	2.2%	(482)	(88)
Corporate	-		-		19,828	(8,307)
Total	$88,646	100.0%	$82,142	100.0%	$23,515	$396

	For the Six Months Ended June 30,
	Revenue				Operating income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
Campus Operations	$174,565	99.2%	$161,130	97.8%	$14,278	$17,406
Transitional	1,364	0.8%	3,567	2.2%	(679)	(150)
Corporate	-		-		8,801	(17,186)
Total	$175,929	100.0%	$164,697	100.0%	$22,400	$70

	Total Assets
	June 30, 2023	December 31, 2022
Campus Operations	$178,374	$190,473
Transitional	900	1,498
Corporate	132,144	99,595
Total	$311,418	$291,566

11.	FAIR VALUE

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

Index
The Company measures the fair value of money market funds using Level 1 inputs.  As of June 30, 2023, the Company has two treasury bills, one with a maturity date of three months or less, which is classified as a cash equivalent, and the other with a maturity date of greater than three months, which is classified as a short-term investment.  The treasury bills are valued using Level 1 inputs.  Pricing sources may include industry standard data providers, security master files from large financial institutions and other third-party sources used to determine a daily market value.  The following charts reflect the fair market value of cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$23,709	$23,709	$-	$-	$23,709
Treasury bill	5,043	5,043	-	-	5,043

Short-term investments:
Treasury bill	24,344	24,353	-	-	24,353
Total cash equivalents and short-term investments	$53,096	$53,105	$-	$-	$53,105

	December 31, 2022
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$18,160	$18,160	$-	$-	$18,160
Treasury bill	10,383	10,383	-	-	10,383

Short-term investments:
Treasury bill	14,758	14,758	-	-	14,758
Total cash equivalents and short-term investments	$43,301	$43,301	$-	$-	$43,301

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

In response to the COVID-19 pandemic, in 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing a $2 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.  Among other things, the CARES Act includes a $14 billion Higher Education Emergency Relief Fund (“HEERF”) for the DOE to distribute directly to institutions of higher education. The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools, distributed in two equal installments, and required them to be utilized by April 30, 2021 and May 14, 2021, respectively.  As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and had utilized the full $13.7 million of its second installment.  Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable, driving a decrease in bad debt expense.  Both uses resulted in a decrease in our selling, general, and administrative expenses. Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.). The law requires an institution receiving such funds to continue, to the greatest extent practicable, to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency, which the Company has done.  The Company was also permitted to defer payment of FICA payroll taxes through January 1, 2021 and did so, but pursuant to requirements of the deferment, repaid 50% of the deferred payments in January 2022 and, in accordance with the deferment, repaid the remaining 50% in January 2023.

Index
In December 2020, the Consolidated Appropriations Act, 2021 was enacted, which included the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  The CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund, including $22.7 billion for the HEERF, which was originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that go directly to colleges and universities, with $395.8 million going to for-profit institutions.  The DOE allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of December 31, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds. The availability of the remainder of the funds has expired as of June 30, 2023 and the Company will no longer have access to such funds. Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

13.	Property Sale Agreement

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company, entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the nearly 16-acre property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”).

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for $33.8 million pursuant to the Nashville Contract. In connection with the sale, the parties entered into a lease agreement allowing Lincoln to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months while the Company seeks to relocate to a more modern facility within the Nashville market. In addition to the initial 15-month term, the lease includes three options to extend the term for consecutive 30-day terms for a rental payment of $150,000 per extension term. While the new campus location has not yet been determined, the Company intends to invest between $15.0 million to $20.0 million for the buildout of the new campus, which will include two new programs with the addition of HVAC and electrical.

The net proceeds from the Nashville sale are approximately $33.3 million, net of closing costs, which will be available for working capital, acquisitions, other strategic initiatives and general corporate purposes. The property’s carrying value is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period is approximately $2.3 million, which is currently included in prepaid expenses and other current asset on the Company’s balance sheet.

14.	STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our Condensed Consolidated Balance Sheets as components of both current and non-current assets.

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, Veterans Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government-related sources are typically received during the current academic term. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis as per the terms of the payment plan. A student receivable balance is written off when deemed uncollectable, which is typically once a student is out of school and there has been no payment activity on the account for 150 days.  If, however, the student does remit a payment during this time period, the 150-day policy for write-off starts again until the students either (1) continues making payments or (2) the student does not make any additional payments and is then subsequently written off after 150 days.

Index
Effective January 1, 2023, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” commonly known as “CECL.” On the January 1, 2023 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to the Company resulted in an opening balance sheet adjustment increasing the allowance for credit losses related to the Company’s accounts receivables of approximately $10.8 million, a decrease in retained earnings of $7.9 million, after-tax and a deferred tax asset increase of $2.9 million

Students enrolled in the Company’s programs are provided with a variety of funding resources, including financial aid, grants, scholarships and private loans.  After exhausting all fund options, if the student is still in need of additional financing, the Company may offer an institutional loan as a lender of last resort.  Institutional loan terms are pre-determined at enrollment and are not typically restructured.

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

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $15.3 million and $22.7 million, respectively. The following table presents the amortized cost basis of student receivables as of June 30, 2023 by year of origination.

		June 30, 2023
	Student	Three Months Ended	Six Months Ended
Year	Receivables (1)	Write-Off’s (2)	Write-Off’s (2)
2023	$53,823	$-	$-
2022	20,331	7,916	14,246
2021	8,865	939	2,027
2020	3,935	210	385
2019	2,662	178	387
Thereafter	1,545	96	159
Total	$91,161	$9,339	$17,204

(1)
Student receivables are presented gross and only relate to amounts owed directly from the individual student.  These receivables do not include amounts owed relating to federal subsidy or from corporate partnerships.

(2)	Write-off amounts included only relate to the three months and six months ended June 30, 2023.

The Company does not utilize or maintain data pertaining to student credit information.

Index
Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio are calculated in accordance with the guidance effective January 1, 2023 under CECL for the three months and six months ended June 30, 2023.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2023
Balance, beginning of period	$46,599	$35,370
Cumulative effect of ASC 326	-	10,841
Adjusted beginning of period balance	46,599	46,211
Provision for credit losses	10,347	18,600
Write-off’s	(9,339)	(17,204)
Balance, at end of period	$47,607	$47,607

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

All references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “we,” “our,” “us” and the “Company” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects, and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” "may," “will,” “forecast,” “outlook,” “plan,” “project,” or similar words and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures, and effect of pandemics such as the COVID-19 pandemic and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  Based on trends in student demand and program expansion, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of June 30, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which is no longer enrolling new students and will be fully taught-out and closed by December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The interim financial statements and related notes thereto appearing elsewhere in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Form 10-K, which includes audited Consolidated Financial Statements for the last two fiscal years ended December 31, 2022.

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

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, LLC, a subsidiary of the Company, entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the nearly 16-acre property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”).

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for $33.8 million pursuant to the Nashville Contract. In connection with the sale, the parties entered into a lease agreement allowing Lincoln to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months while the Company seeks to relocate to a more modern facility within the Nashville market.  In addition to the initial 15-month term, the lease includes three options to extend the term for consecutive 30-day terms for a rental payment of $150,000 per extension term. While the new campus location has not yet been determined, the Company intends to invest between $15.0 million to $20.0 million for the buildout of the new campus, which will include two new programs with the addition of HVAC and electrical.

The net proceeds from the Nashville sale are approximately $33.3 million, net of closing costs, which will be available for working capital, acquisitions, other strategic initiatives and general corporate purposes. The property’s carrying value is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period is approximately $2.3 million, which is currently included in prepaid expenses and other current asset on the Company’s balance sheet.

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

Results of Continuing Operations for the Three and Six Months Ended June 30, 2023

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	45.2%	44.0%	44.4%	43.9%
Selling, general and administrative	58.5%	55.8%	58.0%	56.2%
Gain on sale of assets	-34.9%	-0.2%	-17.6%	-0.1%
Impairment of goodwill and long-lived assets	4.8%	0.0%	2.4%	0.0%
Total costs and expenses	73.5%	99.5%	87.3%	100.0%
Operating income	26.5%	0.5%	12.7%	0.0%
Interest income, net	0.6%	0.0%	0.5%	0.0%
Income (loss) from operations before income taxes	27.1%	0.4%	13.3%	0.0%
Provision (benefit) for income taxes	7.7%	0.1%	3.5%	-0.3%
Net income	19.5%	0.3%	9.7%	0.3%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Consolidated Results of Operations

Revenue.  Revenue increased $6.5 million, or 7.9% to $88.6 million for the three months ended June 30, 2023 from $82.1 million in the prior year comparable period.  Excluding the Transitional segment revenue of $0.4 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, our revenue would have increased $7.9 million, or 9.8%.   The remaining revenue increase was due to average revenue per student up 8.6%, driven in part by the continuing roll-out of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.  Revenue also benefited from the 17.9% growth in student starts

Index
For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $3.9 million, or 10.9% to $40.0 million for the three months ended June 30, 2023 from $36.1 million in the prior year comparable period. Excluding the Transitional segment educational services and facilities expense of $0.5 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, our educational services and facilities expense would have increased $4.2 million, or 12.0%.   Increased costs were primarily concentrated in instructional expense, facilities expense and books and tools expense.

Instructional expenses increased $1.6 million driven by several factors including higher staffing levels resulting from increased student starts, merit salary increases for instructors and the transition to the Company’s hybrid teaching model.

Facilities expense increased by approximately $1.3 million, driven by several factors including additional rent expense of $0.3 million resulting from the new Atlanta, Georgia campus lease, and the sale of our Nashville, Tennessee property.  Additional costs included an increase in utility expense resulting from higher usage and inflation in addition to increases in real estate taxes.

Books and tools expense increased $1.3 million, driven by a 17.9% increase in student starts quarter-over-quarter.

Educational services and facilities expense, as a percentage of revenue, increased to 45.2% from 44.0% for the three months ended June 30, 2023 and 2022, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $6.0 million, or 13.0% to $51.8 million for the three months ended June 30, 2023, from $45.8 million in the prior year comparable period.  Excluding the Transitional segment selling, general and administrative expense of $0.4 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, our selling general and administrative expense would have increased $6.6 million, or 14.8%.   Increased costs were driven by the following:

Administrative cost increases of $5.4 million, driven by several factors including increased salaries expense, stock-based compensation, performance-based incentives, bad debt expense and legal costs (see Part II, Item 1. “Legal Proceedings”).  Bad debt expense increased driven in part by revenue growth quarter-over-quarter in addition to a higher accounts receivable balance in the current year resulting in part from student start growth.  Further contributing to additional bad debt expense were increases in reserve rates resulting from the implementation of ASC Topic 326, which requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” methodology to a “current expected credit loss” methodology (“CECL”).  Partially offsetting the administrative costs was a reduction in medical expense of $1.0 million resulting from reduced claims.

Marketing investments increased $0.6 million as a result of a continuing shift in marketing strategy to include additional spending in digital channels that generate higher quality, better converting leads but which come at a higher cost-per-lead. These efforts are driven primarily through the paid search and paid social media channels. We continue to reduce our dependency on lower cost third-party affiliate/pay-per-lead inquiries, which convert at relatively lower levels.  Additional investments in marketing have contributed to the increase in starts quarter-over-quarter.

Student services increased $0.6 million primarily resulting from costs associated with the centralization of our financial aid department.

Selling, general and administrative expense, as a percentage of revenue, increased to 58.5% from 55.8% for the three months ended June 30, 2023 and 2022, respectively.

Gain on sale of assets.  Gain on sale of assets was $30.9 million, resulting from the sale of the Company’s Nashville, Tennessee property.  Net proceeds from the sale were approximately $33.3 million.

Impairment of goodwill and long-lived assets.  Impairment of goodwill and long-lived assets was $4.2 million as a result of the sale of the Nashville, Tennessee property on June 8, 2023.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.  As of June 30, 2022, there were no impairments of goodwill or long-lived assets.

Index
Net interest income / expense.  Net interest income was $0.5 million for the three months ended June 30, 2023 compared to net interest expense of less than $0.1 million in the prior year comparable period.  The increase to net interest income was primarily driven by the Company’s investment of its cash reserves into various short-term investments.

Income taxes.  Our provision for income taxes was $6.8 million and $0.1 million for each of the three months ended June 30, 2023 and 2022, respectively.  The increase in provision for the three months ended June 30, 2023 was due primarily to the gain on the sale of the Nashville, Tennessee property, which drove an increase in the Company’s pre-tax income.  The effective tax rate for both periods remained essentially flat at 28.2%.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Consolidated Results of Operations

Revenue.  Revenue increased $11.2 million, or 6.8% to $175.9 million for the six months ended June 30, 2023 from $164.7 million in the prior year comparable period.  Excluding the Transitional segment revenue of $1.4 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively, our revenue would have increased $13.4 million, or 8.3%.   The remaining revenue increase was due to average revenue per student up 8.8%, driven in part by the continuing roll-out of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.  Revenue also benefited from the 12.5% growth in student starts..

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $5.8 million, or 8.1% to $78.1 million for the six months ended June 30, 2023 from $72.3 million in the prior year comparable period.  Excluding the Transitional segment educational services and facilities expense of $1.1 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively, our educational services and facilities expense would have increased $6.4 million, or 9.0%.   Increased costs were primarily concentrated in instructional expense, facilities expense and books and tools expense.

Instructional expenses increased $3.2 million driven by several factors including higher staffing levels resulting from increased student starts, merit salary increases for instructors and the transition to the Company’s hybrid teaching model.

Facilities expense increased by approximately $1.6 million, driven by several factors including additional rent expense of $0.5 million resulting from the new Atlanta, Georgia campus lease, and the sale of our Nashville, Tennessee property.  Additional costs included an increase in utility expense resulting from higher usage and inflation in addition to increases in real estate taxes.

Books and tools expense increased $1.6 million, driven by the 12.5% increase in student starts year-over-year.

Educational services and facilities expense, as a percentage of revenue, increased to 44.4% from 43.9% for the six months ended June 30, 2023 and 2022, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $9.6 million, or 10.4% to $102.1 million for the six months ended June 30, 2023, from $92.5 million in the prior year comparable period. Excluding the Transitional segment selling, general and administrative expense of $0.9 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively, our selling general and administrative expense would have increased $10.7 million, or 11.9%.   Increased costs were driven by the following:

Administrative cost increases of $8.2 million, driven by several factors including increased salaries expense, stock-based compensation, performance-based incentives, bad debt expense and legal costs (see Part II, Item 1. “Legal Proceedings”).  Bad debt expense increased driven in part by revenue growth year-over-year in addition to a higher accounts receivable balance in the current year resulting in part from student start growth.  Further contributing to additional bad debt expense were increases in reserve rates resulting from the implementation of ASC Topic 326, which requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” methodology to a “current expected credit loss” methodology (“CECL”).  Partially offsetting the administrative costs was a reduction in medical expense of $1.0 million resulting from reduced claims.

Index
Marketing investments increased $1.5 million as a result of a continuing shift in marketing strategy to include additional spending in digital channels that generate higher quality, better converting leads but which come at a higher cost-per-lead. These efforts are driven primarily through the paid search and paid social media channels. We continue to reduce our dependency on lower cost third-party affiliate/pay-per-lead inquiries, which convert at relatively lower levels.  Additional marketing investments have contributed to the increase in starts year-over-year.

Student services increased $1.0 million primarily resulting from costs associated with the centralization of our financial aid department,

Selling, general and administrative expense, as a percentage of revenue, increased to 58.0% from 56.2% for the six months ended June 30, 2023 and 2022, respectively.

Gain on sale of assets.  Gain on sale of assets was $30.9 million, resulting from the sale of the Company’s Nashville, Tennessee property.  Net proceeds from the sale were approximately $33.3 million.

Impairment of goodwill and long-lived assets.  Impairment of goodwill and long-lived assets was $4.2 million as a result of the sale of the Nashville, Tennessee property on June 8, 2023.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.  As of June 30, 2022, there were no impairments of goodwill or long-lived assets.

Net interest income / expense.  Net interest income was $1.0 million for the six months ended June 30, 2023 compared to net interest expense of less than $0.1 million in the prior year comparable period.  The increase to net interest income was primarily driven by the Company’s investment of its cash reserves into various short-term investments.

Income taxes.  Our provision for income taxes was $6.2 million for the six months ended June 30, 2023 compared to a benefit for income taxes of $0.5 million in the prior year comparable period.  The provision for the six months ended June 30, 2023 was due to the gain on the sale of the Nashville, Tennessee property, which drove an increase in the Company’s pre-tax income. The benefit for the six months ended June 30, 2022 was due primarily to a pre-tax book loss and a discrete item relating to Restricted Stock vesting.

Segment Results of Operations

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  Based on trends in student demand and our program expansions, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure.  As a result, the Company has shifted its focus to the two new segments as defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of March 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which is no longer enrolling new students and will be fully taught-out and closed by December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents results for our two reportable segments for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	% Change
Revenue:
Campus Operations	$88,213	$80,349	9.8%
Transitional	433	1,793	-75.9%
Total	$88,646	$82,142	7.9%

Operating Income (loss):
Campus Operations	$4,169	$8,791	-52.6%
Transitional	(482)	(88)	447.7%
Corporate	19,828	(8,307)	338.7%
Total	$23,515	$396	5838.1%

Starts:
Campus Operations	4,411	3,742	17.9%
Transitional	-	110	-100.0%
Total	4,411	3,852	14.5%

Average Population:
Campus Operations	12,369	12,326	0.3%
Transitional	84	311	-73.0%
Total	12,453	12,637	-1.5%

End of Period Population:
Campus Operations	12,959	12,704	2.0%
Transitional	45	298	-84.9%
Total	13,004	13,002	0.0%

Campus Operations

Operating income was $4.2 million and $8.8 million for each of the three months ended June 30, 2023 and 2022, respectively.  The change quarter-over-quarter was mainly driven by the following factors:

•
Revenue increased $7.9 million, or 9.8% to $88.2 million for the three months ended June 30, 2023 from $80.3 million in the prior year comparable period.  The remaining revenue increase was due to average revenue per student up 8.6%, driven in part by the continuing roll-out of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.  Revenue also benefited from the 17.9% growth in student starts.

•
Educational services and facilities expense increased $4.2 million, or 12.0% to $39.5 million for the three months ended June 30, 2023 from $35.3 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional, facilities expense and books and tools expense.

o
Instructional expenses increased $1.6 million driven by several factors including higher staffing levels resulting from increased student starts, merit salary increases for instructors and the transition to the Company’s hybrid teaching model.

o
Facilities expense increased by approximately $1.3 million, driven by several factors including additional rent expense of $0.3 million resulting from the new Atlanta, Georgia campus lease, and the sale of our Nashville, Tennessee property.  Additional costs included an increase in utility expense resulting from higher usage and inflation in addition to increases in real estate taxes.

Index
o	Books and tools increased $1.3 million, driven by the 17.9% increase in student starts quarter-over-quarter.

•
Selling, general and administrative expense increased $4.0 million, or 11.1% to $40.3 million for the three months ended June 30, 2023, from $36.3 million in the prior year comparable period.  The increase was primarily driven by additional salaries expense, performance-based incentives, bad debt expense, increased investments in marketing and additional costs for student services, all of which are discussed above in the consolidated results of operations.

•
Impairment of goodwill and long-lived assets was $4.2 million as a result of the sale the Nashville, Tennessee property on June 8, 2023.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.  As of June 30, 2022, there were no impairments of goodwill or long-lived assets.

Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property has exercised an option to terminate the lease on December 8, 2023 and the Company has since determined not to pursue relocating the campus in this geographic region.  The Company has also developed a plan to deliver instruction for the remaining students prior to the closing.  Total costs to close the campus including the teach-out will be approximately $2.0 million.  The campus will be fully taught-out and closed by December 31, 2023.

•	Revenue decreased $1.4 million, or 75.9% to $0.4 million for the three months ended June 30, 2023, from $1.8 million in the prior year comparable period.
•	Total operating expenses decreased $1.0 million, or 51.4% to $0.9 million for the three months ended June 30, 2023, from $1.9 million in the prior year comparable period.

Decreased operating performance is the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $11.1 million and $8.5 million after excluding a $30.9 million gain in the current year, resulting from the sale of our Nashville, Tennessee property and a $0.2 million gain in the prior year driven by the sale of our former campus property in Suffield, Connecticut.  Increased costs were driven by several factors including additional salaries expense, stock-based compensation, performance-based incentives and an increase in legal costs (see Part II, Item 1. “Legal Proceedings”).  Partially offsetting these costs was a decrease in medical expense resulting from reduced claims.

Index
The following table presents results for our two reportable segments for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	% Change
Revenue:
Campus Operations	$174,565	$161,130	8.3%
Transitional	1,364	3,567	-61.8%
Total	$175,929	$164,697	6.8%

Operating Income (loss):
Campus Operations	$14,278	$17,406	-18.0%
Transitional	(679)	(150)	352.7%
Corporate	8,801	(17,186)	151.2%
Total	$22,400	$70	31900.0%

Starts:
Campus Operations	7,851	6,976	12.5%
Transitional	-	229	-100.0%
Total	7,851	7,205	9.0%

Average Population:
Campus Operations	12,297	12,444	-1.2%
Transitional	123	317	-61.2%
Total	12,420	12,761	-2.7%

End of Period Population:
Campus Operations	12,959	12,704	2.0%
Transitional	45	298	-84.9%
Total	13,004	13,002	0.0%

Campus Operations
Operating income was $14.3 million and $17.4 million for each of the six months ended June 30, 2023 and 2022, respectively.  The change year-over-year was mainly driven by the following factors:

•
Revenue increased $13.4 million, or 8.3% to $174.5 million for the six months ended June 30, 2023 from $161.1 million in the prior year comparable period.  The remaining revenue increase was due to average revenue per student up 8.8%, driven in part by the continuing roll-out of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.  Revenue also benefited from the 12.5% growth in student starts.

•
Educational services and facilities expense increased $6.4 million, or 9.0% to $77.0 million for the six months ended June 30, 2023 from $70.6 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional, facilities expense and books and tools expense.

o
Instructional expenses increased $3.2 million driven by several factors including higher staffing levels resulting from increased student starts, merit salary increases for instructors and the transition to the Company’s hybrid teaching model.

o
Facilities expense increased by approximately $1.6 million, driven by several factors including additional rent expense of $0.5 million resulting from the new Atlanta, Georgia campus lease, and the sale of our Nashville, Tennessee property.  Additional costs included an increase in utility expense resulting from higher usage and inflation in addition to increases in real estate taxes

Index
o	Books and tools increased $1.6 million, driven by the 12.5% increase in student starts year-over-year.

•
Selling, general and administrative expense increased $6.0 million, or 8.2% to $79.0 million for the six months ended June 30, 2023, from $73.0 million in the prior year comparable period. The increase was primarily driven by additional salaries expense, performance-based incentives, bad debt expense, increased investments in marketing and additional costs for student services, all of which are discussed above in the consolidated results of operations.

•
Impairment of goodwill and long-lived assets was $4.2 million as a result of the sale the Nashville, Tennessee property on June 8, 2023.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.  As of June 30, 2022, there were no impairments of goodwill or long-lived assets.

Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property has exercised an option to terminate the lease on December 8, 2023 and the Company has since determined not to pursue relocating the campus in this geographic region.  The Company has also developed a plan to deliver instruction for the remaining students prior to the closing.  Total costs to close the campus including the teach-out will be approximately $2.0 million.  The campus will be fully taught-out and closed by December 31, 2023.

•	Revenue decreased $2.2 million, or 61.7% to $1.4 million for the six months ended June 30, 2023, from $3.6 million in the prior year comparable period.
•	Total operating expenses decreased $1.7 million, or 45.0% to $2.0 million for the six months ended June 30, 2023, from $3.7 million in the prior year comparable period.

Decreased operating performance is the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $22.1 million and $17.4 million after excluding a $30.9 million gain in the current year, resulting from the sale of our Nashville, Tennessee property and a $0.2 million gain in the prior year driven by the sale of our former campus property in Suffield, Connecticut.  Increased costs were driven by several factors including additional salaries expense, stock-based compensation, performance-based incentives and an increase in legal costs (see Part II, Item 1. “Legal Proceedings”).  Partially offsetting these costs was a decrease in medical expense resulting from reduced claims.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for the maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and, prior to the termination thereof (as described below), borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in) operating activities	$10,403	$(9,992)
Net cash provided by (used in) investing activities	12,823	(1,192)
Net cash used in financing activities	(2,945)	(5,138)

As of June 30, 2023, the Company had $70.6 million in cash and cash equivalents and restricted cash, in addition to $24.3 million in short-term investments, compared to $50.3 million cash and cash equivalents and restricted cash, including $14.7 million in short-term investments as of December 31, 2022.  The increase in cash was primarily driven by the sale of our Nashville, Tennessee property, which yielded proceeds of approximately $33.3 million.  Partially offsetting the increase in cash are several factors including $10.9 million in capital expenditure investments made during the six months ended June 30, 2023, which were primarily due to the ongoing buildout of the new Atlanta, Georgia campus, incentive compensation payments, share repurchases made under the share repurchase program, and one-time costs incurred in connection with the teach-out of our Somerville, Massachusetts campus.  In addition, our cash position in prior years benefited from $2.4 million in net proceeds received as a result of the sale of a former campus located in Suffield, Connecticut, which was consummated during the second quarter of 2022.

Index
On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company’s outstanding Common Stock.  The share repurchase program was authorized for 12 months.   On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.  As of June 30, 2023, the Company has approximately $29.7 million remaining for repurchases.

During the six months ended June 30, 2023, the Company repurchased 165,064 shares at a cost of approximately $0.9 million.  Total repurchases made since the inception of the share repurchase program through June 30, 2023 were 1,737,478 shares at a total cost of approximately $10.3 million.

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

Net cash provided by operating activities was $10.4 million for the six months ended June 30, 2023 compared to net cash used of $10.0 million in the prior year comparable period.   The main drivers for the cash provided by operating activities included a $4.3 million increase in accounts payable during the six months ended June 30, 2023 resulting from the timing of cash disbursements, an increase in accrued expense of $8.5 million over the prior year resulting from a $6.1 million performance-based incentive payment made during the first quarter of 2022 and a $6.2 million increase in prepaid income taxes and income taxes payable, resulting from increased pre-tax earnings driven by the sale of the Nashville, Tennessee property during the second quarter of 2023.

Investing Activities

Net cash provided by investing activities was $12.8 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $1.2 million in the prior year comparable period.  Cash provided by investing activities in the current year was primarily driven by $33.3 million in proceeds received from the sale of our Nashville, Tennessee campus, partially offset by investments of $10.9 million in capital expenditures primarily relating to our new Atlanta, Georgia campus and net purchases of short-term investment totaling $9.6 million in the current year.

Index
One of our primary uses of cash in investing activities was capital expenditures associated with investments in training technology, classroom furniture, and new program buildouts.  Additionally, the Company has reinvested $24.3 million for the purchase of short-term investments.

As we have now consummated the sale of the Nashville, Tennessee property, we currently lease all of our campuses.

Capital expenditures were 3% of revenues in 2022 and are expected to approximate 11% of revenues in 2023.  The significant increase in planned capital expenditures over the prior year will be driven by several factors that include, but are not limited to, the buildout of our new Atlanta, Georgia area campus, additional space, the planned introduction of three new programs at the Lincoln, Rhode Island campus, and the anticipated introduction of new programs at five other campuses.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $2.9 million and $5.1 million, respectively.  The decrease in cash used of $2.2 million was primarily driven by a $1.6 million reduction in repurchases made under the Company’s share repurchase program in the current year, in addition to $0.6 million of dividends payments made in the prior year.

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization, with the outstanding balance due on the maturity date; (2) a $10 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15 million senior secured committed revolving line of credit providing a sublimit of up to $10 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”). The Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company as well as a pledge of the stock and other rights in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company.  The Credit Agreement was amended on various occasions.

On November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding provided that they are cash collateralized. As of June 30, 2023, the letters of credit, in the aggregate outstanding principal amount of $4.0 million, remained outstanding, were cash collateralized, and were classified as restricted cash on the Condensed Consolidated Balance Sheet.  As of June 30, 2023, the Company did not have a credit facility and did not have any debt outstanding.  The Company is continuing to consider potential lenders for its future credit needs.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of June 30, 2023, we had no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2041 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of June 30, 2023, we had outstanding loan principal commitments to our active students of $29.4 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Index
Regulatory Updates

Negotiated Rulemaking

The DOE initiated rulemaking on several topics in January 2022 and, after delays in the process, announced in January 2023 its intention to reinitiate the rulemaking process on topics including gainful employment, financial responsibility, administrative capability, certification procedures, ability to benefit and improving income driven repayment of loans. See our Form 10-K at “Business – Regulatory Environment – Negotiated Rulemaking.”  On May 19, 2023, the DOE published a notice of proposed rulemaking in the Federal Register that includes proposed regulations on topics including:

•
Gainful Employment: The proposed regulations would replace prior gainful employment regulations, rescinded by the DOE in 2019, that required each of our educational programs to achieve threshold rates in at least one of two debt measure categories.  See our Form 10-K at “Business – Regulatory Environment – Gainful Employment.”  The proposed regulations would establish rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and a median earnings measure.  The DOE would calculate these rates and measures under complex regulatory formulas outlined in the proposed regulations and using data such as student debt (including not only Title IV loans but also certain private loans and extensions of credit), student earnings data, and comparative median earnings data for young working adults with only a high school diploma or GED.  If one or more of our educational programs were to yield debt-to-earnings rates or a median earnings measures that do not comply with regulatory benchmarks for two of three consecutive years, we would lose Title IV eligibility for each of the impacted educational programs.  The proposed regulations also would require us to provide warnings to current and prospective students for programs in danger of losing of Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs).  The regulations also require providing certifications and reporting data to the DOE and providing required student disclosures related to gainful employment.

The proposed regulations include gainful employment rates and measures that would be based in part on data that is not readily accessible to us and other institutions, which would make it difficult for us to predict with certainty how our educational programs will perform under the new gainful employment benchmarks and the extent to which certain programs could become ineligible for Title IV participation.  The DOE released performance data at the time it published the proposed regulations that calculates rates for each school’s program while acknowledging that the methodology used to produce the calculations differs from the methodology in the proposed regulations due to limitations in data availability.  Because neither we nor the DOE have access to all of the data that would ultimately be used under the proposed regulations to evaluate our programs, we cannot predict, whether or the extent to which our programs could fail to comply with the new gainful employment benchmarks.  Moreover, we would not have control over some of the factors that could impact the rates and measures for our programs, which would limit our ability to eliminate or mitigate the impact of the proposed regulations on us and our educational programs.

We cannot predict the substance or extent of the final regulations or how our programs will perform under the final version of the gainful employment metrics.

•
Financial Responsibility:  The DOE’s proposed financial responsibility regulations include an expanded list of mandatory and discretionary triggering events that could result in the DOE determining that an institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. See our Form 10-K at “Business – Regulatory Environment – Financial Responsibility Standards.”

The proposed regulations if adopted would, among other things, modify and substantially expand the number of triggers and, as a result, increase the likelihood that the DOE could impose a financial protection requirement and other conditions on us and our institutions.  The proposed rules require the institution to notify the DOE of a triggering event and provide information demonstrating why the event does not warrant the submission of a letter of credit or imposition of other requirements.  The proposed rules state that, if the DOE requires financial protection as a result of more than one mandatory or discretionary trigger, the DOE will require separate financial protection for each individual trigger, which could substantially increase the amount of financial protection we and other institutions could be required to provide to the DOE.

Examples of mandatory triggering events under the proposed regulations are a lawsuit  by a federal or state authority, or through a qui tam lawsuit, in which the federal government has intervened where the suit has been pending for 120 days, where the DOE seeks to recover the cost of adjudicated claims in favor of borrowers under the borrower loan discharge regulations and the claims would lower the institution’s composite score below 1.0, certain debts or settlements in certain judicial, administrative or arbitration proceedings, certain withdrawals of owner’s equity including by dividend, gainful employment issues, accreditor requirements to submit a teach-out plan, certain state actions by state licensing agencies, certain actions taken against a publicly traded company or failure to file timely certain annual or quarterly reports, 90/10 issues, cohort default rate issues, loss of eligibility for other federal educational assistance programs, contributions and distributions occurring near the fiscal year end that materially impact the composite score, certain defaults or other adverse events under a financing arrangement or certain financial exigencies or receiverships.

Index
Examples of discretionary triggering events under the proposed regulations are certain accrediting agency actions, certain creditor events, fluctuations in Title IV volume, high annual dropout rates, indicators of material change in the financial condition of the institution, the formation by the DOE of a group process to consider borrower defense claims against the institution, the institution’s discontinuation of education programs affecting at least 25 percent of enrolled students, the institution’s closure of most of its locations, certain state licensing agency actions, certain instances of short-term borrowing, the loss of program eligibility in another federal educational assistance program, a requirement to disclose in a public filing that the company is under investigation for possible violations of law or if the institution is cited and faces loss of education assistance funds from another federal agency if it does not comply with agency requirements.  The proposed regulations also establish new rules for evaluating financial responsibility during a change in ownership.

•
Administrative Capability:  The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. See our Form 10-K at “Business – Regulatory Environment – Administrative Capability.”  Newly proposed rules would add more standards related to topics such as the provision of adequate financial aid counseling and career services, ensuring the availability of clinical and externship opportunities, the disbursement of Title IV funds in a timely manner, compliance with high school diploma requirements, preventing misrepresentations, complying with gainful employment requirements and avoiding significant negative actions with a federal, state, or accrediting agency.

•
Certification Regulations:  The proposed regulations expand the grounds for placing institutions on provisional certification, expand the types of conditions the DOE may impose on provisionally certified institutions and expand the number of requirements contained in the institution’s program participation agreement with the DOE (including, among other requirements, an obligation to comply generally with state consumer protection laws).  The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. The DOE provisionally certified all of our institutions based on findings in recent audits of each institution’s Title IV Program compliance that the DOE alleges identified deficiencies related to DOE regulations regarding an institution’s level of administrative capability.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs and may be subject to heightened scrutiny by the DOE. Provisional certification makes it easier for the DOE to revoke or decline to renew our Title IV eligibility if the DOE under the current administration chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process. See our Form 10-K at “Business – Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

The proposed regulations if adopted would allow the DOE to place institutions on provisional certification if, among other reasons, the institution does not meet financial responsibility factors or administrative capability standards, if the institution is required by the DOE to submit a letter of credit as a result of a mandatory or discretionary triggering event or if the DOE deems the institution to be at risk of closure.

The proposed regulations also would allow the DOE to determine whether to certify or impose conditions on an institution based on consideration of factors including, for example, the institution’s withdrawal rate, the institution’s gainful employment metrics such as its debt-to-earnings rates and earnings premium measures, the amounts the institution spent on recruiting activities, advertising, and other pre-enrollment activities, and the passage rate for licensure exams for programs that are designed to meet the educational requirements for a professional license required for employment in an occupation.

Index
The proposed regulations expand the types of conditions the DOE can impose on provisionally certified institutions including, for example, restrictions on the addition of new programs or locations, restrictions on the rate of growth or new enrollment of students or of Title IV volume, restrictions on the institution providing a teach-out on behalf of another institution, restrictions on the acquisition of another participating institution (including financial protection requirements), additional reporting requirements, limitations on entering into certain written arrangements with institutions or entities for providing part of an educational program, requirements to submit marketing and recruiting materials to the DOE for approval (if the institution is alleged or found to have engaged in misrepresentations to students, engaged in aggressive recruiting practices, or violated incentive compensation rules) and other potential conditions imposed by the DOE.

The DOE will receive public comments to the proposed regulations and consider whether to modify the proposed regulations before publishing the final regulations.  If the DOE publishes final regulations by November 1, 2023, the regulations typically would have a general effective date of July 1, 2024.  We are still reviewing the proposed regulations and cannot predict the ultimate timing, content and impact of the final regulations on all of these topics. However, the final version of these regulations is expected to impose a broad range of additional requirements on institutions, especially on for-profit institutions like our schools which would likely increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with the regulations are unsuccessful.

Accreditation

Accreditation by an accrediting agency recognized by the DOE is required for an institution to be certified to participate in Title IV Programs.  As of June 30, 2023, all 22 of our campuses are nationally accredited by the Accrediting Commission of Career Schools and Colleges (the “ACCSC”).  On October 28, 2021, the DOE announced that it had notified ACCSC that a decision on the recognition by the DOE of ACCSC as an accrediting agency was being deferred pending the submission of additional information about ACCSC’s monitoring, evaluation and actions related to high-risk institutions. ACCSC’s loss of DOE recognition could have led to adverse consequences to our schools including, but not limited to, their loss of Title IV eligibility.  See our Form 10-K at “Business – Regulatory Environment – Accreditation.”  On May 25, 2023, the DOE notified ACCSC that it would continue the DOE’s recognition of the agency as a nationally recognized accreditor for three years.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On November 16, 2022, the U.S. District Court for the Northern District of California granted final approval of a settlement agreement in the lawsuit Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.). Under the settlement agreement, the DOE agreed to discharge loans and refund all prior loan payments to covered student borrowers who have asserted a Borrower Defense to Repayment to the DOE and whose borrower defense claims have not yet been granted or denied on the merits, which includes former students at our institutions as well as at a long list of other institutions. Subsequently, we and two other intervening school companies filed notices of appeal and asked the District Court to stay the settlement from taking effect until the appeals were decided. Plaintiffs and the DOE thereafter filed oppositions to our stay request and, after a hearing, the District Court denied our stay request, but extended the temporary stay of loan discharges and refunds associated with the three school companies for seven days to allow us to file a motion for a stay with the U.S. Court of Appeals for the Ninth Circuit.  On February 27, 2023, we and the two other school companies that appealed filed a joint motion for a stay with the Ninth Circuit.  On March 29, 2023, the Ninth Circuit denied our motion to stay the judgment pending appeal.  On April 4, 2023, we and the two other school companies filed an emergency application with the Supreme Court of the United States to stay the District Court’s judgment.  On April 13, 2023, the Supreme Court denied our petition.

Despite the denials of our stay requests, we have filed a joint appeal with the Ninth Circuit to overturn the District Court’s judgment approving the final settlement and expect that oral argument will be scheduled for late 2023 or early 2024  However, as previously reported, as a result of the denials of our stay requests, the DOE could automatically approve all of the pending borrower defense applications concerning us that were submitted to the DOE on or before June 22, 2022 and provide such automatic approval without evaluating or accounting for any of the legal or factual grounds that we have provided for contesting the applications that were provided to us and without waiting for the Ninth Circuit to rule on our appeal. The settlement also requires the DOE to review borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date of November 16, 2022. It is not possible at this time to predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal (including the ultimate timing or amount of borrower defense applications the DOE may grant in the future and the timing or amount of any possible liabilities or sanctions that the DOE may seek to recover from or impose on the Company, if any), whether the DOE or other agencies might take actions against us without waiting to see whether the settlement is upheld on appeal now that the stay requests have been denied or what the outcome of our challenges to such actions will be, but such actions could have a material adverse effect on our business and results of operations.

Further, in the ordinary conduct of its business, the Company is subject to certain lawsuits, investigations and claims, including, but not limited to, claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any of these matters will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Q, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.  For the quarter ended June 30, 2023, the Company is not aware of any specific new and additional risk factors not previously disclosed.

Index
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

The following table presents the number and average price of shares purchased during the three months ended June 30, 2023.  The remaining authorized amount for share repurchases under the program as of June 30, 2023 was approximately $29.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
April 1, 2023 to April 30, 2023	58,875	$5.49	58,875	$29,675,533
May 1, 2023 to May 31, 2023	2,159	5.50	2,159	29,663,667
June 1, 2023 to June 30, 2023	-	-	-	-
Total	61,034	5.49	61,034

For more information on the share repurchase plan, see Note 7 to our Condensed Consolidated Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	None.
(c)	None.

Index
Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

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

101*
The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 7, 2023	By:	/s/ Brian Meyers
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

101*
The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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