Form 10-Q
period 2023-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2023-11-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of  November 6, 2023, there were 31,359,110 shares of the registrant’s Common Stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
	SIGNATURES	42

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

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,717	$46,074
Restricted cash	4,276	4,213
Short-term investments	24,344	14,758
Accounts receivable, less allowance for credit losses of $34,677 and $28,560 at September 30, 2023 and December 31, 2022, respectively	40,261	37,175
Inventories	2,935	2,618
Prepaid expenses and other current assets	6,945	4,738
Assets held for sale	10,198	4,559
Total current assets	130,676	114,135

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $139,697 and $146,367 at September 30, 2023 and December 31, 2022, respectively	38,402	23,940

OTHER ASSETS:
Noncurrent receivables, less allowance for credit losses of $17,274 and $6,810 at September 30, 2023 and December 31, 2022, respectively	16,703	22,734
Deferred income taxes, net	25,210	22,312
Operating lease right-of-use assets	92,866	93,097
Goodwill	10,742	14,536
Other assets, net	1,179	812
Total other assets	146,700	153,491
TOTAL ASSETS	$315,778	$291,566

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 30,	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$21,844	$24,154
Accounts payable	17,582	10,496
Accrued expenses	12,670	8,653
Income taxes payable	3,052	2,055
Current portion of operating lease liabilities	10,917	9,631
Other short-term liabilities	35	31
Total current liabilities	66,100	55,020

NONCURRENT LIABILITIES:
Pension plan liabilities	622	668
Long-term portion of operating lease liabilities	91,891	91,001
Total liabilities	158,613	146,689

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at September 30, 2023 and December 31, 2022, issued and outstanding 31,359,110 shares at September 30, 2023 and 31,147,925 shares at December 31, 2022.	48,181	49,072
Additional paid-in capital	47,536	45,540
Retained earnings	62,487	51,225
Accumulated other comprehensive loss	(1,039)	(960)
Total stockholders’ equity	157,165	144,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,778	$291,566

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUE	$99,618	$91,813	$275,548	$256,510
COSTS AND EXPENSES:
Educational services and facilities	43,129	39,933	121,251	112,234
Selling, general and administrative	54,485	46,984	156,603	139,503
Loss (gain) on sale of assets	8	16	(30,923)	(178)
Impairment of goodwill and long-lived assets	-	-	4,220	-
Total costs & expenses	97,622	86,933	251,151	251,559
OPERATING INCOME	1,996	4,880	24,397	4,951
OTHER:
Interest income	878	-	1,891	-
Interest expense	(21)	(36)	(74)	(114)
INCOME BEFORE INCOME TAXES	2,853	4,844	26,214	4,837
PROVISION FOR INCOME TAXES	789	1,300	7,009	761
NET INCOME	$2,064	$3,544	$19,205	$4,076
PREFERRED STOCK DIVIDENDS	-	304	-	912
INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,064	$3,240	$19,205	$3,164
Basic
Net income per common share	$0.07	$0.10	$0.64	$0.10
Diluted
Net income per common share	$0.07	$0.10	$0.63	$0.10
Weighted average number of common shares outstanding:
Basic	30,164	25,381	30,115	25,692
Diluted	30,698	25,381	30,455	25,692

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,064	$3,544	$19,205	$4,076
Other comprehensive loss
Employee pension plan adjustments, net of taxes (nil)	(26)	(21)	(79)	(61)
Comprehensive income	$2,038	$3,523	$19,126	$4,015

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2023	31,147,925	$49,072	$45,540	$-	$51,225	$(960)	$144,877	-	$-
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	-	(7,943)	-	(7,943)	-	-
Net loss	-	-	-	-	(109)	-	(109)	-	-
Employee pension plan adjustments	-	-	-	-	-	(48)	(48)	-	-
Stock-based compensation expense
Restricted stock	652,042	-	812	-	-	-	812	-	-
Share repurchase	(104,030)	(556)	-	-	-	-	(556)	-	-
Net share settlement for equity-based compensation	(297,380)	-	(1,779)	-	-	-	(1,779)	-	-
BALANCE - March 31, 2023	31,398,557	48,516	44,573	-	43,173	(1,008)	135,254	-	-
Net income	-	-	-	-	17,250	-	17,250	-	-
Employee pension plan adjustments	-	-	-	-	-	(5)	(5)	-	-
Stock-based compensation expense
Restricted stock	61,257	-	2,576	-	-	-	2,576	-	-
Share repurchase	(61,034)	(335)	-	-	-	-	(335)	-	-
Net share settlement for equity-based compensation	(39,670)	-	(275)	-	-	-	(275)	-	-
BALANCE - June 30, 2023	31,359,110	48,181	46,874	-	60,423	(1,013)	154,465	-	-
Net income	-	-	-	-	2,064	-	2,064	-	-
Employee pension plan adjustments	-	-	-	-	-	(26)	(26)	-	-
Stock-based compensation expense
Restricted stock	-	-	662	-	-	-	662	-	-
BALANCE - September 30, 2023	31,359,110	$48,181	$47,536	$-	$62,487	$(1,039)	$157,165	-	$-

(a) Net cumulative adjustment to equity based on the adoption of Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses.  See Note 14 to the Condensed Consolidated Financial Statements.

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2022	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982
Net income	-	-	-	-	272	-	272	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(30)	(30)	-	-
Stock-based compensation expense
Restricted stock	528,121	-	1,239	-	-	-	1,239	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE - March 31, 2022	27,260,154	141,377	31,686	(82,860)	39,670	(1,270)	128,603	12,700	$11,982
Net income	-	-	-	-	259	-	259	-	-
Preferred stock dividend	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(10)	(10)	-	-
Stock-based compensation expense
Restricted stock	78,829	-	491	-	-	-	491	-	-
Treasury stock cancellation	-	(82,860)	-	82,860	-	-	-	-	-
Share repurchase	(414,963)	(2,538)	-	-	-	-	(2,538)	-	-
BALANCE - June 30, 2022	26,924,020	55,979	32,177	-	39,625	(1,280)	126,501	12,700	$11,982
Net income	-	-	-	-	3,544	-	3,544	-	-
Preferred stock dividends	-	-	-	-	(304)	-	(304)	-	-
Employee pension plan adjustments	-	-	-	-	-	(21)	(21)	-	-
Stock-based compensation expense
Restricted stock	-	-	637	-	-	-	637	-	-
Share Repurchase	(668,440)	(4,195)	-	-	-	-	(4,195)	-	-
BALANCE - September 30, 2022	26,255,580	$51,784	$32,814	$-	$42,865	$(1,301)	$126,162	12,700	$11,982

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,205	$4,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,656	4,618
Deferred income taxes	-	64
Gain on sale of assets	(30,923)	(178)
Impairment of goodwill and long-lived assets	4,220	-
Fixed asset donations	(239)	(245)
Provision for credit losses	31,347	24,888
Stock-based compensation expense	4,050	2,367
(Increase) decrease in assets:
Accounts receivable	(39,240)	(32,467)
Inventories	(317)	7
Prepaid income taxes and income taxes payable	997	(503)
Prepaid expenses and current assets	(124)	2,550
Other assets, net	2,023	329
Increase (decrease) in liabilities:
Accounts payable	6,374	3,800
Accrued expenses	4,017	(5,631)
Unearned tuition	(2,310)	(2,661)
Other liabilities	(124)	(402)
Total adjustments	(15,593)	(3,464)
Net cash provided by operating activities	3,612	612
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,685)	(7,053)
Proceeds from sale of property and equipment	33,310	2,390
Proceeds from short-term investment	14,758	-
Purchase of short-term investment	(24,344)	-
Net cash used in investing activities	(4,961)	(4,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payment for preferred stock	-	(912)
Share repurchase	(891)	(6,733)
Net share settlement for equity-based compensation	(2,054)	(1,992)
Net cash used in financing activities	(2,945)	(9,637)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,294)	(13,688)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	50,287	83,307
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$45,993	$69,619

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Nine Months Ended
	September 30,
	2023	2022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$94	$132
Income taxes	$6,002	$1,216
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$1,126	$501

See Notes to Condensed Consolidated Financial Statements (Unaudited).

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities - Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 14 states, offers programs in skilled trades (which include HVAC, welding, computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant, and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology, and aesthetics), and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, Euphoria Institute of Beauty Arts and Sciences, and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (“DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2022 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2023.

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations, and (b) Transitional.  Based on trends in student demand and program expansion, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that are marked for closure and are currently being taught-out.  As of September 30, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus. This campus has been fully taught-out, and will continue to incur some additional closing costs until year-end 2023. Total estimated costs to close the campus will approximate $2.0 million.

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

New Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequently issued additional guidance that modified ASU 2016-13. The ASU and the subsequent modifications were identified as ASC Topic 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” methodology to a “current expected credit loss” methodology (the “CECL methodology”).  The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses on financial assets measured at amortized cost at the time the financial asset is originated or acquired. The allowance is adjusted each period for changes in expected lifetime credit losses. The CECL methodology represents a significant change from prior U.S. GAAP, which generally required that a loss be incurred before it was recognized.  Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11 and ASU No. 2022-02 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”.  This ASU deferred the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)”. ASU 2020-02 added an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updated the SEC section of the codification for the change in the effective date of Topic 842. As of the January 1, 2023 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to the Company resulted in an opening balance sheet adjustment increasing the allowance for credit losses related to the Company’s accounts receivables of approximately $10.8 million, a decrease in retained earnings of $7.9 million, after-tax and a deferred tax asset increase of $2.9 million.

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

On August 16, 2022, the Inflation Reduction Act was enacted and signed into law. The Inflation Reduction Act is a budget reconciliation package that includes significant changes relating to tax, climate change, energy and health care. The income tax provision of the act includes, among other items, a corporate alternative minimum tax of 15.0%, an excise tax of 1.0% on corporate stock buybacks, energy-related tax credits and additional IRS funding. The Company does not expect the tax provisions of the Inflation Reduction Act to have a material impact to our Condensed Consolidated Financial Statements.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2023 and 2022, we did not record any interest and penalties expense associated with uncertain tax positions, as we did not have any uncertain tax positions.

2.	NET INCOME PER COMMON SHARE

Basic and diluted earnings per share (“EPS”) are determined in accordance with ASC Topic 260,” Earnings per Share”, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive Common Stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if our dilutive outstanding stock options and stock awards were issued.

During the three and nine months ended September 30, 2022, the Company presented its basic and diluted income per common share using the two-class method, which requires all outstanding Series A Preferred Stock (“Series A Preferred Stock”) and unvested shares of Restricted Stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of Common Stock and participating security. The remaining undistributed income is then allocated to Common Stock and participating securities based on their respective rights to receive dividends. Series A Preferred Stock and shares of unvested Restricted Stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as shares of the Company’s Common Stock, respectively, and are considered participating securities. The Series A Preferred Stock and unvested Restricted Stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested Restricted Stock are not contractually obligated to share in our net losses. However, the cumulative dividends on Series A Preferred Stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding.

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into 423,729 shares of the Company’s Common Stock, no par value per share (the “Common Stock”). No shares of Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,358 shares of Common Stock. As of September 30, 2023, the Company still maintains Restricted Stock, but these shares do not participate in the disbursement of dividends.

The following is a reconciliation of the numerator and denominator of the net income per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income	$2,064	$3,544	$19,205	$4,076
Less: preferred stock dividend	-	(304)	-	(912)
Less: allocation to preferred stockholders	-	(540)	-	(522)
Less: allocation to restricted stockholders	-	(155)	-	(153)
Net income allocated to common stockholders	$2,064	$2,545	$19,205	$2,489

Basic income per share:
Denominator:
Weighted average common shares outstanding	30,163,745	25,381,447	30,114,926	25,692,094
Basic income per share	$0.07	$0.10	$0.64	$0.10

Diluted income per share:
Denominator:
Weighted average number of:
Common shares outstanding	30,698,475	25,381,447	30,455,155	25,692,094
Dilutive shares outstanding	30,698,475	25,381,447	30,455,155	25,692,094
Diluted income per share	$0.07	$0.10	$0.63	$0.10

The following table summarizes the potential weighted average shares of Common Stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2023	2022	2023	2022
Series A Preferred Stock	-	5,381,356	-	5,381,356
Unvested restricted stock	-	1,548,265	-	1,582,493
	-	6,929,621	-	6,963,849

3.	REVENUE RECOGNITION

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

Unearned tuition in the amount of $21.8 million and $24.2 million is recorded as current liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. The change in this contract liability balance during the nine-month period ended September 30, 2023 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine-month period ended September 30, 2023 that was included in the contract liability balance at the beginning of the year was $23.3 million.

The following table depicts the timing of revenue recognition:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$7,489	$5	$7,494	$18,084	$17	$18,101
Services transferred over time	92,038	86	92,124	256,009	1,438	257,447
Total revenues	$99,527	$91	$99,618	$274,093	$1,455	$275,548

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$7,627	$83	$7,710	$17,225	$249	$17,474
Services transferred over time	82,458	1,645	84,103	233,991	5,045	239,036
Total revenues	$90,085	$1,728	$91,813	$251,216	$5,294	$256,510

4.	LEASES

The Company determines if an arrangement is a lease at its inception. The Company considers any contract where there is an identified asset as to which the Company has the right to control its use in determining whether the contract contains a lease. An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining terms ranging from less than one year to approximately 18 years. Lease terms may include options to extend the term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option. Expenses for lease payments are recognized on a straight-line basis over the lease term for operating leases.

On October 31, 2023, the Company entered into a lease for approximately 100,000 square feet of space to serve as the Company’s new campus in Houston, Texas.  The lease term is set to commence on January 2, 2024, with an initial lease term of 21-years and 6 months. The lease contains three five-year renewal options.

On October 18, 2023, the Company entered into a lease for approximately 120,000 square feet of space to serve as the Company’s new Nashville, Tennessee campus. The lease term is set to commence on November 1, 2023, with an initial lease term of 15-years. The lease contains two five-year renewal options.

On June 30, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus, in Atlanta, Georgia. The lease term commenced in August 2022, with total payments due on an undiscounted basis of $12.2 million over the 12-year initial term. The lease contains two five-year renewal options that may be exercised by the Company at the end of the initial lease term. The Company had no involvement in the construction or design of the facilities on the property and was not deemed to be in control of the asset prior to the lease commencement date. During the nine months ended September 30, 2023, the Company incurred approximately $0.6 million in rent expenses.

Operating lease costs for each of the three months ended September 30, 2023 and 2022 were $4.8 million and $4.8 million, respectively, and $14.6 million and $14.1 million for the nine months ended September 30, 2023 and 2022, respectively.  Variable lease costs were $0.2 million and less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and less than $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.  The net change in ROU asset and operating lease liability is included in other assets in the Condensed Consolidated Cash Flows for the nine months ended September 30, 2023 and 2022.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,977	$4,382	$12,155	$13,702
Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets	$8,349	$5,844	$10,491	$12,561

The Company has entered into three new leases and four lease modifications since the beginning of the fiscal year, resulting in a noncash re-measurement of the related ROU asset and operating lease liability of $10.5 million.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	As of
	September 30,
	2023	2022
Weighted-average remaining lease term	11.22 years	11.36 years
Weighted-average discount rate	6.94%	7.21%

Maturities of lease liabilities by fiscal year for our operating leases as of September 30, 2023 are as follows:

Year ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$3,949
2024	18,054
2025	16,681
2026	14,386
2027	11,499
2028	11,331
Thereafter	67,312
Total lease payments	143,212
Less: imputed interest	(40,404)
Present value of lease liabilities	$102,808

5.	GOODWILL AND LONG-LIVED ASSETS

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

For the three months ended September 30, 2023 and 2022, there were no impairments of goodwill or long-lived assets.  During the nine months ended September 30, 2023, the Company impaired $3.8 million of goodwill and an additional $0.4 million of long-lived assets relating to the sale of the Company’s Nashville, Tennessee property, which occurred on June 8, 2023 (see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 13 - Property Purchase and Sale Agreements).  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and consequently triggered the impairments.  For the nine months ended September 30, 2022, there were no impairments of goodwill or long-lived assets.

The carrying amount of goodwill at September 30, 2023 and 2022 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2023	$117,176	$(102,640)	$14,536
Adjustments	-	(3,794)	(3,794)
Balance as of September 30, 2023	$117,176	$(106,434)	$10,742

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2022	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of September 30, 2022	$117,176	$(102,640)	$14,536

6.	LONG-TERM DEBT

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60.0 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20.0 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization, with the outstanding balance due on the maturity date; (2) a $10.0 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15.0 million senior secured committed revolving line of credit providing a sublimit of up to $10.0 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15.0 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”). The Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company as well as a pledge of the stock and other rights in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company.  The Credit Agreement was amended on various occasions.

On November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding, provided that they are cash collateralized. As of September 30, 2023, the letters of credit, in the aggregate outstanding principal amount of $4.1 million, remained outstanding, were cash collateralized, and were classified as restricted cash on the Condensed Consolidated Balance Sheet.  As of September 30, 2023, the Company did not have a credit facility and did not have any debt outstanding.  The Company is continuing to consider potential lenders for its future credit needs.

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

Preferred Stock

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into the right to receive 423,729 shares of the Company’s Common Stock, no par value per share. No shares of the Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,358 shares of Common Stock.

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

Restricted Stock

The Company currently has two stock incentive plans: the Lincoln Educational Services Corporation 2020 Incentive Compensation Plan (the “LTIP”) and the 2005 Long-Term Incentive Plan (the “Prior Plan”).

LTIP

On March 26, 2020, the Board of Directors adopted the LTIP to provide an incentive to certain directors, officers, employees and consultants of the Company to align their interests in the Company’s success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the LTIP. The LTIP is administered by the Compensation Committee of the Board of Directors, or such other qualified committee appointed by the Board of Directors, which will, among other duties, have the full power and authority to take all actions and make all determinations required or provided for under the LTIP. Pursuant to the LTIP, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options and nonqualified stock options. Under the LTIP, employees may surrender shares as payment of applicable income tax withholding on the vested Restricted Stock. The LTIP has a duration of 10 years. On February 23, 2023, the Board of Directors approved, subject to shareholder approval, the amendment of the LTIP to increase the aggregate number of shares available under the LTIP from 2,000,000 shares to 4,000,000 shares. The amendment was approved and adopted by the shareholders at the Annual Meeting of Shareholders held on May 5, 2023.

Prior Plan
Under the Prior Plan, certain employees have received awards of restricted shares of Common Stock based on service and performance. The number of shares granted to each employee is based on the amount of the award and the fair market value of a share of Common Stock on the date of the grant. The LTIP makes it clear that there will be no new grants under the Prior Plan as of June 16, 2020, the date of shareholder approval of the LTIP. As no shares remain available under the Prior Plan, there can be no additional grants under the Prior Plan. Grants under the Prior Plan remain in effect according to their terms. Therefore, those grants remaining in effect under the Prior Plan are subject to the particular award agreement relating thereto and to the Prior Plan to the extent that the Prior Plan provides rules relating to those grants. The Prior Plan remains in effect only to that extent.

For the nine months ended September 30, 2023 and 2022, respectively, the Company completed a net share settlement for 337,050 and 268,654 restricted shares on behalf of certain employees that participate in the LTIP and the Prior Plan upon the vesting of the restricted shares pursuant to the terms of the LTIP and the Prior Plan.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2023 and/or 2022, creating taxable income for the employees.  At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $2.0 million and $2.0 million for each of the nine months ended September 30, 2023 and 2022, respectively, to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2022	1,548,266	$5.18
Granted	751,240	6.10
Canceled	(37,941)	6.15
Vested	(862,890)	4.01

Nonvested Restricted Stock outstanding at September 30, 2023	1,398,675	6.37

The Restricted Stock expense for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.6 million, respectively and $4.0 million and $2.4 million for each of the nine months ended September 30, 2023 and 2022, respectively.  The unrecognized Restricted Stock expense as of September 30, 2023 and December 31, 2022 was $6.2 million and $7.9 million, respectively.  As of September 30, 2023, the outstanding shares of Restricted Stock had an aggregate intrinsic value of $11.8 million.

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

The following table presents information about our repurchases of Common Stock, all of which were completed through open market purchases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2023	2022	2023	2022
Total number of shares repurchased[1]	-	668,440	165,064	1,083,403
Total cost of shares repurchased	$-	$4,195	$891	$6,733

1 These shares were subsequently canceled and recorded as a reduction of Common Stock.

8.	INCOME TAXES

The provision for income taxes was $0.8 million, or 27.7% of pre-tax income for the three months ended September 30, 2023 compared to a provision for income taxes of $1.3 million, or 26.8% of pre-tax income in the prior year comparable period.  For the nine months ended September 30, 2023, the provision for income taxes was $7.0 million, or 26.7% of pre-tax income compared to a provision for income taxes of $0.8 million, or 15.7% of pre-tax income in the comparable prior year period.  The lower provision in the current quarter was driven by a decrease in pre-tax income.  The provision for income taxes for the nine months ended September 30, 2023 was primarily driven by a pre-tax income position, resulting from a gain of $30.9 million in the current year, resulting from the sale of the Nashville, Tennessee campus.

9.	COMMITMENTS AND CONTINGENCIES

There are no material developments relating to previously disclosed legal proceedings. See the Company’s Form 10-K and subsequent Form 10-Qs “Legal Proceedings” for information regarding existing legal proceedings.

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

Campus Operations – The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of September 30, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus. The campus has been fully taught-out and will continue to incur some additional closing costs until year-end 2023.  Total estimated costs to close the campus will approximate $2.0 million.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
Campus Operations	$99,527	99.9%	$90,085	98.1%	$11,889	$13,024
Transitional	91	0.1%	1,728	1.9%	(745)	(76)
Corporate	-		-		(9,148)	(8,068)
Total	$99,618	100.0%	$91,813	100.0%	$1,996	$4,880

	For the Nine Months Ended September 30,
	Revenue				Operating income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
Campus Operations	$274,093	99.5%	$251,216	97.9%	$26,167	$30,430
Transitional	1,455	0.5%	5,294	2.1%	(1,423)	(227)
Corporate	-		-		(347)	(25,252)
Total	$275,548	100.0%	$256,510	100.0%	$24,397	$4,951

	Total Assets
	September 30, 2023	December 31, 2022
Campus Operations	$207,617	$190,473
Transitional	572	1,498
Corporate	107,589	99,595
Total	$315,778	$291,566

11.	FAIR VALUE

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

The Company measures the fair value of money market funds using Level 1 inputs.  As of September 30, 2023, the Company has two treasury bills, one with a maturity date of three months or less, which is classified as a cash equivalent, and the other with a maturity date of greater than three months, which is classified as a short-term investment.  The treasury bills are valued using Level 1 inputs.  Pricing sources may include industry standard data providers, security master files from large financial institutions and other third-party sources used to determine a daily market value.  The following charts reflect the fair market value of cash equivalents and short-term investments as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$1,883	$1,883	$-	$-	$1,883
Treasury bill	5,092	5,092	-	-	5,092

Short-term investments:
Treasury bill	24,344	24,679	-	-	24,679
Total cash equivalents and short-term investments	$31,319	$31,654	$-	$-	$31,654

	December 31, 2022
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$18,160	$18,160	$-	$-	$18,160
Treasury bill	10,383	10,383	-	-	10,383

Short-term investments:
Treasury bill	14,758	14,758	-	-	14,758
Total cash equivalents and short-term investments	$43,301	$43,301	$-	$-	$43,301

The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, prepaid expenses and other current assets, accrued expenses and other short-term liabilities, approximates fair value due to the short-term nature of these items.

12.	COVID-19 PANDEMIC AND CARES ACT

In response to the COVID-19 pandemic, in 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing a $2.0 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.  Among other things, the CARES Act includes a $14.0 billion Higher Education Emergency Relief Fund (“HEERF”) for the DOE to distribute directly to institutions of higher education. The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients.  The DOE allocated $27.4 million to our schools, distributed in two equal installments, and required them to be utilized by April 30, 2021 and May 14, 2021, respectively.  As of September 30, 2021, the Company had distributed the full $13.7 million of its first installment as emergency grants to students and had utilized the full $13.7 million of its second installment.  Proceeds from the second installment for permitted expenses were primarily utilized to either offset original expenses incurred or to reduce student accounts receivable, driving a decrease in bad debt expense.  Both uses resulted in a decrease in our selling, general, and administrative expenses. Institutions are required to use at least half of the HEERF funds for emergency grants to students for expenses related to disruptions in campus operations (e.g., food, housing, etc.). The law requires an institution receiving such funds to continue, to the greatest extent practicable, to pay its employees and contractors during the period of any disruptions or closures related to the COVID-19 emergency, which the Company has done.  The Company was also permitted to defer payment of FICA payroll taxes through January 1, 2021 and did so, but pursuant to requirements of the deferment, repaid 50.0% of the deferred payments in January 2022 and, in accordance with the deferment, repaid the remaining 50.0% in January 2023.

In December 2020, the Consolidated Appropriations Act, 2021 was enacted, which included the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”).  The CRRSAA provided an additional $81.9 billion to the Education Stabilization Fund, including $22.7 billion for the HEERF, which was originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40.0 billion in relief funds that go directly to colleges and universities, with $395.8 million going to for-profit institutions.  The DOE allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of December 31, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds. The availability of the remainder of the funds has expired as of June 30, 2023 and the Company will no longer have access to such funds. Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

13.	Property Purchase and Sale Agreements

Purchase Transaction – Philadelphia, Pennsylvania Area Campus

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million. The Company expects to invest approximately $17.0 million in the buildout of new classrooms and training areas to ensure a best-in-class campus that provides a positive experience for students, faculty, and industry partners.  Furthermore, the Company plans to sell the property in the coming months to recover the purchase price and simultaneously enter into a leaseback agreement for approximately 20 years. This property is currently classified as held-for-sale on the Condensed Consolidated Balance Sheet.

The Company has served the Philadelphia, Pennsylvania area at its current campus located at 9191 Torresdale Avenue for more than 60 years.  The new Levittown, Pennsylvania campus is expected to open in the first quarter of 2025 and is not expected to impact the student experience at the existing campus at 9191 Torresdale Avenue which today serves about 250 Automotive Technology students. The existing campus will continue to operate until the buildout at the new location is fully complete to ensure a seamless transition.  The new and significantly larger campus is projected to have an average population of approximately 600 students providing educational opportunities for students from Philadelphia, points north in Pennsylvania, as well as neighboring Trenton and Camden, New Jersey.  Additionally, the facility will have the extra capacity to accommodate several potential industry partners and future program expansions.

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

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for approximately $33.8 million pursuant to the Nashville Contract. The net proceeds from the Nashville sale, net of closing costs, are available for working capital, acquisitions, other strategic initiatives, and general corporate purposes. In connection with the sale, the parties entered into a lease agreement allowing Lincoln to continue to occupy the campus and operate it on a rent-free basis for a period of 15-months plus options to extend the lease for up to three consecutive 30-day terms at $150,000 per extension term. The carrying value of the campus is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period is approximately $2.3 million, which is currently included in prepaid expenses and other current assets on the Company’s balance sheet.

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

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheet. As of September 30, 2023, and December 31, 2022, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $16.7 million and $22.7 million, respectively. The following table presents the amortized cost basis of student receivables as of September 30, 2023 by year of origination.

		September 30, 2023
	Student	Three Months Ended	Nine Months Ended
Year	Receivables (1)	Write-Off’s (2)	Write-Off’s (2)
2023	$71,867	$2,870	$2,920
2022	14,678	4,626	18,820
2021	7,797	587	2,615
2020	3,481	162	547
2019	2,318	73	461
Thereafter	1,258	85	244
Total	$101,399	$8,403	$25,607

(1)
Student receivables are presented gross and only relate to amounts owed directly from the individual student.  These receivables do not include amounts owed relating to federal subsidy or from corporate partnerships.

(2)	Write-off amounts included only relate to the three months and nine months ended September 30, 2023.

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio are calculated in accordance with the guidance effective January 1, 2023 under CECL for the three months and nine months ended September 30, 2023.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Balance, beginning of period	$47,607	$35,370
Cumulative effect of ASC 326	-	10,841
Adjusted beginning of period balance	47,607	46,211
Provision for credit losses	12,747	31,347
Write-off’s	(8,403)	(25,607)
Balance, at end of period	$51,951	$51,951

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

As of January 1, 2023, the Company’s business is organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  Based on trends in student demand and program expansion, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of September 30, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus.  The campus has been fully taught-out and will continue to incur some additional closing costs until year-end 2023.  Total estimated costs to close the campus will approximate $2.0 million.

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

Purchase Transaction – Philadelphia, Pennsylvania Area Campus

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million. The Company expects to invest approximately $17.0 million in the buildout of new classrooms and training areas to ensure a best-in-class campus that provides a positive experience for students, faculty, and industry partners.  Furthermore, the Company plans to sell the property in the coming months to recover the purchase price and simultaneously enter into a leaseback agreement for approximately 20 years. This property is currently classified as held-for-sale on the Condensed Consolidated Balance Sheet.

The Company has served the Philadelphia, Pennsylvania area at its current campus located at 9191 Torresdale Avenue for more than 60 years.  The new Levittown, Pennsylvania campus is expected to open in the first quarter of 2025 and is not expected to impact the student experience at the existing campus at 9191 Torresdale Avenue, which today serves about 250 Automotive Technology students. The existing campus will continue to operate until the buildout at the new location is fully complete to ensure a seamless transition.  The new and significantly larger campus is projected to have an average population of approximately 600 students providing educational opportunities for students from Philadelphia, points north in Pennsylvania, as well as neighboring Trenton and Camden, New Jersey.  Additionally, the facility will have the extra capacity to accommodate several potential industry partners and future program expansions.

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

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for approximately $33.8 million pursuant to the Nashville Contract. The net proceeds from the Nashville sale, net of closing costs, are available for working capital, acquisitions, other strategic initiatives, and general corporate purposes.  In connection with the sale, the parties entered into a lease agreement allowing Lincoln to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months plus options to extend the lease for up to three consecutive 30-day terms at $150,000 per extension term.  The carrying value of the campus is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period is approximately $2.3 million, which is currently included in prepaid expenses and other current assets on the Company’s balance sheet.

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

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2023

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	43.3%	43.5%	44.0%	43.8%
Selling, general and administrative	54.7%	51.2%	56.8%	54.4%
Loss (gain) on sale of assets	0.0%	0.0%	-11.2%	-0.1%
Impairment of goodwill and long-lived assets	0.0%	0.0%	1.5%	0.0%
Total costs and expenses	98.0%	94.7%	91.1%	98.1%
Operating income	2.0%	5.3%	8.9%	1.9%
Interest income, net	0.9%	0.0%	0.7%	0.0%
Income from operations before income taxes	2.9%	5.3%	9.5%	1.9%
Provision for income taxes	0.8%	1.4%	2.5%	0.3%
Net income	2.1%	3.9%	7.0%	1.6%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Consolidated Results of Operations

Revenue.  Revenue increased $7.8 million, or 8.5% to $99.6 million for the three months ended September 30, 2023 from $91.8 million in the prior year comparable period.  Excluding the Transitional segment revenue of $0.1 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, our revenue would have increased $9.4 million, or 10.5%.  The remaining increase in revenue was driven by several factors including student start growth of 7.1%, which drove a 3.0% increase in average student population, and an increase in average revenue per student of 7.3%, driven in part by the continuing rollout of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense. Our educational services and facilities expense increased $3.2 million, or 8.0% to $43.1 million for the three months ended September 30, 2023 from $39.9 million in the prior year comparable period. Excluding the Transitional segment educational services and facilities expense of $0.5 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, our educational services and facilities expense would have increased $3.5 million, or 9.1%.   Increased costs were primarily concentrated in instructional, facilities, and books and tools expenses.

Instructional expenses increased $1.6 million, driven primarily by higher instructional salaries resulting from higher staffing levels due to increases in our student population, merit salary increases, and the transition to the Company’s hybrid teaching model.

Facilities expense increased by approximately $1.3 million, mainly due to non-cash rent expense relating to the new Atlanta, Georgia campus, and the sale leaseback of our existing Nashville, Tennessee property.  In connection with the sale of the Nashville, Tennessee property, the Company entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15-months.  At the consummation of the sale, the Company took the fair value of the 15-month rent free period, valued at $2.3 million, and included the balance in prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.  During the 15-month rent-free period, the Company will straight-line the expense until the rent-free period has expired.  Additional increases were driven by utilities expense resulting from inflation and a higher student population in addition to routine maintenance at several campuses.

Books and tools expense increased $0.6 million, driven by a 7.1% increase in student starts quarter-over-quarter.

Educational services and facilities expense, as a percentage of revenue, decreased to 43.3% from 43.5% for the three months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $7.5 million, or 16.0% to $54.5 million for the three months ended September 30, 2023, from $47.0 million in the prior year comparable period.  Excluding the Transitional segment selling, general and administrative expense of $0.4 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, our selling general and administrative expense would have increased $8.1 million, or 17.7%.   Increased costs were driven by the following:

Administrative costs increased $5.7 million, driven primarily by bad debt expense and performance-based incentives.  Bad debt expense increased quarter-over-quarter primarily due to a higher accounts receivable balance driven by revenue growth, and lower collections.

Marketing investments increased $1.1 million as a result of a continuing shift in marketing strategy to include additional spending in digital channels that generate higher quality, better converting leads but which come at a higher cost-per-lead. These efforts are driven primarily through the increased investment in the paid search and paid social media channels. We continue to reduce our dependency on lower cost third-party affiliate/pay-per-lead inquiries, which convert at relatively lower levels.  Additional investments in marketing have contributed to the increase in starts quarter-over-quarter while maintaining a consistent cost per start.  The Company also invested incremental marketing dollars in the third quarter to support two new program launches: Medical Assistant at our Columbia, Maryland campus and Electrical & Electronic Systems Technology at our Grand Prairie, Texas campus.

Student services increased $0.7 million, primarily resulting from costs associated with an increased student population.

Selling, general and administrative expense, as a percentage of revenue, increased to 54.7% from 51.2% for the three months ended September 30, 2023 and 2022, respectively.

Net interest income / expense.  Net interest income was $0.9 million for the three months ended September 30, 2023 compared to net interest expense of less than $0.1 million in the prior year comparable period.  The increase to net interest income was primarily driven by the Company’s investment of its cash reserves into various short-term investments.

Income taxes.  Our provision for income taxes was $0.8 million, or 27.7% of pre-tax income for the three months ended September 30, 2023 compared to $1.3 million, or 26.8% of pre-tax income in the prior year comparable period.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Consolidated Results of Operations

Revenue.  Revenue increased $19.0 million, or 7.4% to $275.5 million for the nine months ended September 30, 2023 from $256.5 million in the prior year comparable period.  Excluding the Transitional segment revenue of $1.5 million and $5.3 million for the nine months ended September 30, 2023 and 2022, respectively, our revenue would have increased $22.9 million, or 9.1%. The remaining increase in revenue was driven by several factors including student start growth of 10.3% and an increase in average revenue per student of 8.9%, driven in part by the continuing rollout of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.

For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense increased $9.0 million, or 8.0% to $121.2 million for the nine months ended September 30, 2023 from $112.2 million in the prior year comparable period. Excluding the Transitional segment educational services and facilities expense of $1.6 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively, our educational services and facilities expense would have increased $9.9 million, or 9.0%.   Increased costs were primarily concentrated in instructional expense, facilities expense and books and tools expense.

Instructional expenses increased $4.8 million, driven primarily by higher instructional salaries resulting from higher staffing levels due to increases in our student population, merit salary increases, and the transition to the Company’s hybrid teaching model.  Also contributing to the increase were additional costs incurred for student testing primarily relating to our nursing program, increased consumables costs driven by a higher student population and inflation, and an increase in benefits expense due to increased enrollments.

Facilities expense increased by approximately $2.9 million, mainly due to non-cash rent expense relating to the new Atlanta, Georgia campus, and the sale leaseback of our existing Nashville, Tennessee property.  In connection with the sale of the Nashville, Tennessee property, the Company entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15-months.  At the consummation of the sale, the Company took the fair value of the 15-month rent free period valued at $2.3 million and included the balance in prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.  During the 15-month rent-free period, the Company will straight-line the expense until the rent-free period has expired.  Additional increases were driven by utilities expense resulting from inflation and a higher student population in addition to routine maintenance at several campuses.

Books and tools expense increased $2.2 million, driven by the 10.3% increase in student starts year-over-year.

Educational services and facilities expense, as a percentage of revenue, increased to 44.0% from 43.8% for the nine months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $17.1 million, or 12.3% to $156.6 million for the nine months ended September 30, 2023, from $139.5 million in the prior year comparable period.  Excluding the Transitional segment selling, general and administrative expense of $1.3 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively, our selling general and administrative expense would have increased $18.9 million, or 13.8%.   Increased costs were driven by the following:

Administrative costs increased $14.0 million, driven by several factors including increased bad debt expense, stock-based compensation, performance-based incentives, and legal costs. Bad debt expense increased year-over-year primarily due to a higher accounts receivable balance driven by revenue growth, and lower collections.

Marketing investments increased $2.5 million as a result of a continuing shift in marketing strategy to include additional spending in digital channels that generate higher quality, better converting leads but which come at a higher cost-per-lead. These efforts are driven primarily through the increased investment in the paid search and paid social media channels. We continue to reduce our dependency on lower cost third-party affiliate/pay-per-lead inquiries, which convert at relatively lower levels.  Additional investments in marketing have contributed to the increase in starts year-over-year while maintaining a consistent cost per start.  The Company also invested incremental marketing dollars in the third quarter to support two new program launches: Medical Assistant at our Columbia, Maryland campus and Electrical & Electronic Systems Technology at our Grand Prairie, Texas campus.

Student services increased $1.7 million, primarily resulting from costs associated with an increased student population.

Selling, general and administrative expense, as a percentage of revenue, increased to 56.8% from 54.4% for the nine months ended September 30, 2023 and 2022, respectively.

Gain on sale of assets.  Gain on sale of assets was $30.9 million, resulting from the sale of the Company’s Nashville, Tennessee property during the second quarter of 2023.  Net proceeds from the sale were approximately $33.3 million.

Impairment of goodwill and long-lived assets.  Impairment of goodwill and long-lived assets was $4.2 million as a result of the sale of the Nashville, Tennessee property on June 8, 2023.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.  As of September 30, 2022, there were no impairments of goodwill or long-lived assets.

Net interest income / expense.  Net interest income was $1.8 million for the nine months ended September 30, 2023 compared to net interest expense of $0.1 million in the prior year comparable period.  The increase to net interest income was primarily driven by the Company’s investment of its cash reserves into various short-term investments.

Income taxes.  Our provision for income taxes was $7.0 million, or 26.7% of pre-tax income for the nine months ended September 30, 2023 compared to $0.8 million, or 15.7% of pre-tax income in the prior year comparable period.  The increase in provision for the nine months ended September 30, 2023 was due to the gain on the sale of the Nashville, Tennessee property during the second quarter of 2023, which drove an increase in the Company’s pre-tax income.

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

Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of September 30, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus.  The campus has been fully taught-out and will continue to incur some additional closing costs until year-end 2023.  Total estimated costs to close the campus will approximate $2.0 million.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table presents results for our two reportable segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	% Change
Revenue:
Campus Operations	$99,527	$90,085	10.5%
Transitional	91	1,728	-94.7%
Total	$99,618	$91,813	8.5%

Operating Income (loss):
Campus Operations	$11,889	$13,024	-8.7%
Transitional	(745)	(76)	880.3%
Corporate	(9,148)	(8,068)	-13.4%
Total	$1,996	$4,880	-59.1%

Starts:
Campus Operations	5,157	4,815	7.1%
Transitional	-	114	-100.0%
Total	5,157	4,929	4.6%

Average Population:
Campus Operations	12,923	12,551	3.0%
Transitional	19	273	-93.0%
Total	12,942	12,824	0.9%

End of Period Population:
Campus Operations	14,027	13,291	5.5%
Transitional	4	295	-98.6%
Total	14,031	13,586	3.3%

Campus Operations

Operating income was $11.9 million and $13.0 million for each of the three months ended September 30, 2023 and 2022, respectively.  The change quarter-over-quarter was mainly driven by the following factors:

•
Revenue increased $9.4 million, or 10.5% to $99.5 million for the three months ended September 30, 2023 from $90.1 million in the prior year comparable period.  The increase in revenue was driven by several factors including student start growth of 7.1%, which drove a 3.0% increase in average student population and an increase in average revenue per student of 7.3%, driven in part by the continuing rollout of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.

•
Educational services and facilities expense increased $3.5 million, or 9.1% to $42.6 million for the three months ended September 30, 2023 from $39.1 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional, facilities expense, and books and tools expense.

o
Instructional expenses increased $1.6 million, driven primarily by higher instructional salaries resulting from higher staffing levels due to increases in our student population, merit salary increases, and the transition to the Company’s hybrid teaching model.

o
Facilities expense increased by approximately $1.3 million, mainly due to non-cash rent expense relating to the new Atlanta, Georgia campus and the sale leaseback of our existing Nashville, Tennessee property.  In connection with the sale of the Nashville, Tennessee property, the Company entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15-months.  At the consummation of the sale, the Company took the fair value of the 15-month rent free period, valued at $2.3 million, and included the balance in prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.  During the 15-month rent-free period, the Company will straight-line the expense until the rent-free period has expired.  Additional increases were driven by utilities expense resulting from inflation and a higher student population in addition to routine maintenance at several campuses.

o	Books and tools expense increased $0.6 million, driven by a 7.1% increase in student starts quarter-over-quarter.

•
Selling, general and administrative expense increased $7.0 million, or 18.6% to $44.9 million for the three months ended September 30, 2023, from $37.9 million in the prior year comparable period.  The increase was primarily driven by an increase in administrative costs including bad debt expense, sales, and marketing investments and additional spending in student services, all of which are discussed above in the Consolidated Results of Operations.

Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property has exercised an option to terminate the lease on December 8, 2023 and the Company has since determined not to pursue relocating the campus in this geographic region.  The campus has been fully taught out, and will continue to incur some additional closing costs until year-end 2023.  Total estimated costs to close the campus will approximate $2.0 million.

•	Revenue decreased $1.6 million, or 94.7% to $0.1 million for the three months ended September 30, 2023, from $1.7 million in the prior year comparable period.

•	Total operating expenses decreased $1.0 million, or 53.7% to $0.8 million for the three months ended September 30, 2023, from $1.8 million in the prior year comparable period.

Decreased operating performance is the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $9.1 million for the three months ended September 30, 2023 compared to $8.1 million in the prior year comparable period.  Increased costs were driven by performance-based initiatives.

The following table presents results for our two reportable segments for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	% Change
Revenue:
Campus Operations	$274,093	$251,216	9.1%
Transitional	1,455	5,294	-72.5%
Total	$275,548	$256,510	7.4%

Operating Income (loss):
Campus Operations	$26,167	$30,430	-14.0%
Transitional	(1,423)	(227)	526.9%
Corporate	(347)	(25,252)	98.6%
Total	$24,397	$4,951	392.8%

Starts:
Campus Operations	13,008	11,791	10.3%
Transitional	-	343	-100.0%
Total	13,008	12,134	7.2%

Average Population:
Campus Operations	12,506	12,479	0.2%
Transitional	88	302	-70.9%
Total	12,594	12,781	-1.5%

End of Period Population:
Campus Operations	14,027	13,291	5.5%
Transitional	4	295	-98.6%
Total	14,031	13,586	3.3%

Campus Operations

Operating income was $26.2 million and $30.4 million for each of the nine months ended September 30, 2023 and 2022, respectively.  The change year-over-year was mainly driven by the following factors:

•
Revenue increased $22.9 million, or 9.1% to $274.1 million for the nine months ended September 30, 2023 from $251.2 million in the prior year comparable period.  The increase in revenue was driven by several factors including student start growth of 10.3% and an increase in average revenue per student of 8.9%, driven in part by the continuing rollout of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.

•
Educational services and facilities expense increased $9.9 million, or 9.0% to $119.7 million for the nine months ended September 30, 2023 from $109.8 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional, facilities expense, and books and tools expense.

o
Instructional expenses increased $4.8 million, driven primarily by higher instructional salaries resulting from higher staffing levels due to increases in our student population, merit salary increases, and the transition to the Company’s hybrid teaching model.  Also contributing to the increase were additional costs incurred for student testing, primarily relating to our nursing program, increased consumables costs driven by a higher student population and inflation, and an increase in benefits expense due to increased enrollments.

o
Facilities expense increased by approximately $2.9 million, mainly due to non-cash rent expense relating to the new Atlanta, Georgia campus, and the sale leaseback of our existing Nashville, Tennessee property.  In connection with the sale of the Nashville, Tennessee property, the Company entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15-months.  At the consummation of the sale, the Company took the fair value of the 15-month rent free period, valued at $2.3 million, and included the balance in prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.  During the 15-month rent-free period, the Company will straight-line the expense until the rent-free period has expired.  Additional increases were driven by utilities expense resulting from inflation and a higher student population in addition to routine maintenance at several campuses.

o	Books and tools expense increased $2.2 million, driven by the 10.3% increase in student starts year-over-year.

•
Selling, general and administrative expense increased $13.0 million, or 11.7% to $124.0 million for the nine months ended September 30, 2023, from $111.0 million in the prior year comparable period.  The increase was primarily driven by an increase in administrative costs including bad debt expense, sales, and marketing investments and additional spending in student services, all of which are discussed above in the Consolidated Results of Operations.

•
Impairment of goodwill and long-lived assets was $4.2 million as a result of the sale the Nashville, Tennessee property on June 8, 2023.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations, and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.  As of September 30, 2022, there were no impairments of goodwill or long-lived assets.

Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property has exercised an option to terminate the lease on December 8, 2023 and the Company has since determined not to pursue relocating the campus in this geographic region.  The campus has been fully taught-out, and will continue to incur some additional closing costs until year-end 2023.  Total estimated costs to close the campus will approximate $2.0 million.

•	Revenue decreased $3.8 million, or 72.5% to $1.5 million for the nine months ended September 30, 2023, from $5.3 million in the prior year comparable period.

•	Total operating expenses decreased $2.6 million, or 47.9% to $2.9 million for the nine months ended September 30, 2023, from $5.5 million in the prior year comparable period.

Decreased operating performance is the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $31.3 million and $25.5 million after excluding a $30.9 million gain in the current year, resulting from the sale of our Nashville, Tennessee property and a $0.2 million gain in the prior year driven by the sale of our former campus property in Suffield, Connecticut.  Increased costs were driven by several factors including additional performance-based incentives, stock-based compensation, and an increase in legal costs.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for the maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and, prior to the termination thereof (as described below), borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$3,612	$612
Net cash used in investing activities	(4,961)	(4,663)
Net cash used in financing activities	(2,945)	(9,637)

As of September 30, 2023, the Company had $46.0 million in cash and cash equivalents and restricted cash, in addition to $24.3 million in short-term investments, compared to $50.3 million cash and cash equivalents and restricted cash, including $14.7 million in short-term investments as of December 31, 2022.  The decrease in cash was due to several factors including investments of $28.7 million in capital expenditures primarily relating to the buildout of the new Atlanta, Georgia campus and the purchase of the new Levittown, Pennsylvania property for approximately $10.2 million on September 28, 2023.   Also contributing to the decrease in cash were incentive compensation payments, share repurchases made under the share repurchase program, and one-time costs incurred in connection with the teach-out of our Somerville, Massachusetts campus.  Partially offsetting the expenditures during the nine months ended September 30, 2023 was the sale of our Nashville, Tennessee property, which yielded proceeds of approximately $33.3 million.  In addition, our cash position in prior years benefited from $2.4 million in net proceeds received as a result of the sale of a former campus located in Suffield, Connecticut, which was consummated during the second quarter of 2022.

On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company’s outstanding Common Stock.  The share repurchase program was authorized for 12 months.   On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.  As of September 30, 2023, the Company has approximately $29.7 million remaining for repurchases.

During the nine months ended September 30, 2023, the Company repurchased 165,064 shares at a cost of approximately $0.9 million.  Total repurchases made since the inception of the share repurchase program through September 30, 2023 were 1,737,478 shares at a total cost of approximately $10.3 million.

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

Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2023 compared to $0.6 million in the prior year comparable period.   The main drivers for the cash provided by operating activities included a $2.6 million increase in accounts payable during the nine months ended September 30, 2023 resulting from the timing of cash disbursements and an increase in accrued expense of $9.6 million over the prior year resulting from a $6.1 million performance-based incentive payment made during the first quarter of 2022.

Investing Activities

Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $4.7 million in the prior year comparable period.  Cash used in the current year was primarily driven by investments in capital expenditures of $28.7 million, which was primarily driven by the buildout of the new Atlanta, Georgia campus and the purchase of the new Levittown, Pennsylvania property for approximately $10.2 million, which was consummated on September 28, 2023.

Also contributing to the decrease were net purchases of short-term investment of $9.6 million in the current year.  Partially offsetting the cash outflow was $33.3 million in proceeds received from the sale of our Nashville, Tennessee property during the second quarter of 2023.

We currently lease all of our campuses.

Capital expenditures were 3.0% of revenues in 2022 and are expected to approximate 11.0% of revenues in 2023.  The significant increase in planned capital expenditures over the prior year will be driven by several factors that include, but are not limited to, the buildout of our new Atlanta, Georgia area campus, additional space, the planned introduction of three new programs at the Lincoln, Rhode Island campus, and the anticipated introduction of new programs at five other campuses.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 was $2.9 million and $9.6 million, respectively.  The decrease in cash used of $6.7 million was primarily driven by a $5.8 million reduction in repurchases made under the Company’s share repurchase program in the current year, in addition to $0.9 million of dividends payments made in the prior year.

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60.0 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20.0 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization, with the outstanding balance due on the maturity date; (2) a $10.0 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15.0 million senior secured committed revolving line of credit providing a sublimit of up to $10.0 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15.0 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”). The Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company as well as a pledge of the stock and other rights in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company.  The Credit Agreement was amended on various occasions.

On November 4, 2022, the Company agreed with its Lender to terminate the Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding, provided that they are cash collateralized. As of September 30, 2023, the letters of credit, in the aggregate outstanding principal amount of $4.1 million, remained outstanding, were cash collateralized, and were classified as restricted cash on the Condensed Consolidated Balance Sheet.  As of September 30, 2023, the Company did not have a credit facility and did not have any debt outstanding.  The Company is continuing to consider potential lenders for its future credit needs.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of September 30, 2023, we had no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2041 at basic annual rentals (excluding taxes, insurance, and other expenses under certain leases).

As of September 30, 2023, we had outstanding loan principal commitments to our active students of $28.0 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Negotiated Rulemaking
The DOE initiated rulemaking on several topics in January 2022 and, after delaying the process, announced in January 2023 its intention to reinitiate the rulemaking process on topics including gainful employment, financial responsibility, administrative capability, certification procedures, ability to benefit, and improving income-driven repayment of loans. See our Form 10-K at “Business – Regulatory Environment – Negotiated Rulemaking.”

On May 19, 2023, the DOE published a notice of proposed rulemaking in the Federal Register that included proposed regulations on topics including gainful employment, financial responsibility, administrative capability, certification, and ability to benefit.  See our Form 10-Q for the second quarter of the fiscal year at “Negotiated Rulemaking.”

On October 10, 2023, the DOE published the final gainful employment regulations which have a general effective date of July 1, 2024.  The final regulations replace prior gainful employment regulations, rescinded by the DOE in 2019, that required each of our educational programs to achieve threshold rates in at least one of two debt measure categories.  See our Form 10-K at “Business – Regulatory Environment – Gainful Employment.”  The regulations establish rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and a median earnings measure.  The DOE will calculate these rates and measures under complex regulatory formulas outlined in the regulations and using data such as student debt (including not only Title IV loans but also certain private loans and extensions of credit), student earnings data, and comparative median earnings data for young working adults with only a high school diploma or GED.  If one or more of our educational programs were to yield debt-to-earnings rates or a median earnings measure that do not comply with regulatory benchmarks for two of three consecutive years, we would lose Title IV eligibility for each of the impacted educational programs.  The regulations will also require us to provide warnings to current and prospective students for programs in danger of losing of Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs).  The regulations also include provisions for providing certifications and reporting data to the DOE and providing required student disclosures related to gainful employment.

The regulations include gainful employment rates and measures that will be based in part on data that is not readily accessible to us and other institutions, which make it difficult for us to predict with certainty how our educational programs will perform under the new gainful employment benchmarks and the extent to which certain programs could become ineligible for Title IV participation.  The DOE released performance data at the time it published the proposed regulations that calculates rates for each school’s program while acknowledging that the methodology used to produce the calculations differs from the methodology in the proposed regulations due to limitations in data availability.  Because neither we nor the DOE have access to all of the data that will ultimately be used under the regulations to evaluate our programs, we cannot predict whether, or the extent to which, our programs could fail to comply with the new gainful employment benchmarks.  Moreover, we do not have control over some of the factors that could impact the rates and measures for our programs which will limit our ability to eliminate or mitigate the impact of the regulations on us and our educational programs.

We cannot predict how our programs will perform under the new gainful employment metrics.  The implementation of the new gainful employment regulations could require us to eliminate or modify certain educational programs, could result in the loss of our students’ access to Title IV Program funds for the affected programs, and could have a significant impact on the rate at which students enroll in our programs and on our business and results of operations.

On October 31, 2023, the DOE published final regulations regarding financial responsibility, administrative capability, certification standards and procedures, and ability to benefit.  The regulations have a general effective date of July 1, 2024.

•
Financial Responsibility:  The final regulations include an expanded list of mandatory and discretionary triggering events that could result in the DOE determining that an institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility. See our Form 10-K at “Business – Regulatory Environment – Financial Responsibility Standards.”

The final regulations would, among other things, modify and substantially expand the number of triggers and, as a result, increase the likelihood that the DOE could impose a financial protection requirement and other conditions on us and our institutions.  The final rules require the institution to notify the DOE of a triggering event and provide information demonstrating why the event does not warrant the submission of a letter of credit or imposition of other requirements.  The final rules state that, if the DOE requires financial protection as a result of more than one mandatory or discretionary trigger, the DOE will require separate financial protection for each individual trigger, which could substantially increase the amount of financial protection we and other institutions could be required to provide to the DOE.

Examples of mandatory triggering events under the final rules include a lawsuit by a federal or state authority or a qui tam lawsuit in which the Federal government has intervened, where the suit has been pending for 120 days as measured under the regulation; an action where the DOE seeks to recover the cost of adjudicated claims in favor of borrowers under the Borrower Defense to Repayment regulations and the claims would lower the institution’s composite score below 1.0; certain judgments, awards, or settlements in certain lawsuits, mediations, or administrative or arbitration proceedings; certain withdrawals of owner’s equity including by dividend; gainful employment issues; accreditor requirements to submit a teach-out plan for reasons related to financial concerns; certain actions taken against a publicly-traded company or failure to timely file certain annual or quarterly reports; 90/10 Rule issues; cohort default rate issues; contributions and distributions occurring near the fiscal year end that materially impact the composite score; certain defaults or other adverse events under a financing arrangement; or certain financial exigencies or receiverships.

Examples of discretionary triggering events under the final regulations include certain accrediting agency actions, certain accreditor events, fluctuations in Title IV volume, high annual dropout rates, indicators of significant change in the financial condition of the institution, the formation by DOE of a group process to consider borrower defense claims against the institution, the institution’s discontinuation of education programs affecting at least 25 percent of enrolled students receiving Title IV funds, the institution’s closure of locations that enroll more than 25 percent of its students who receive Title IV funds, certain state licensing agency actions, the loss of institutional or program eligibility in another federal educational assistance program, a requirement to disclose in a public filing that the company is under investigation for possible violations of law, or if the institution is cited and faces loss of education assistance funds from another federal agency if it does not comply with agency requirements.  The final regulations also establish new rules for evaluating financial responsibility during a change in ownership.

•
Administrative Capability:  The DOE assesses the administrative capability of each institution that participates in Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in Title IV Programs or to place the institution on provisional certification as a condition of its participation. See our Form 10-K at “Business – Regulatory Environment – Administrative Capability.”  The final rules add more standards related to topics such as the provision of adequate financial aid counseling and career services, ensuring the availability of clinical and externship opportunities, the disbursement of Title IV funds in a timely manner, compliance with high school diploma requirements, preventing substantial misrepresentations, complying with gainful employment requirements, and avoiding significant negative actions with a federal, state, or accrediting agency.

•
Certification Regulations:  The final regulations expand the grounds for placing institutions on provisional certification, expand the types of conditions the DOE may impose on provisionally certified institutions, and expand the number of requirements contained in the institution’s program participation agreement with the DOE (including, among other requirements, an obligation to comply with all state laws related to closure).  The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility. The DOE provisionally certified all of our institutions based on findings in recent audits of each institution’s Title IV Program compliance that the DOE alleges identified deficiencies related to DOE regulations regarding an institution’s level of administrative capability.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs and may be subject to heightened scrutiny by the DOE. Provisional certification makes it easier for the DOE to revoke or decline to renew our Title IV eligibility if the DOE under the current administration chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process. See our Form 10-K at “Business – Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  The regulations also expand the conditions to which institutions must agree as part of their participation in the Title IV programs.  For example, one of the conditions prohibits the length of certain educational programs from exceeding the required minimum number of hours established by applicable state(s) for entry-level training requirements for the occupation for which the programs train students.  We are still evaluating the potential impact of this requirement, which applies to new students enrolling on or after July 1, 2024, but the new requirement could require us to modify or phase out some of our educational programs.

The final regulations, if adopted, allow the DOE to place institutions on provisional certification if, among other reasons, the institution does not meet financial responsibility factors or administrative capability standards, if the institution is required by the DOE to submit a letter of credit as a result of a mandatory or discretionary triggering event, or if the DOE deems the institution to be at risk of closure.

The final regulations also allow the DOE to determine whether to certify or impose conditions on an institution based on consideration of factors including, for example, the institution’s withdrawal rate, the amounts the institution spent on recruiting activities, advertising, and other pre-enrollment activities, and the passage rate for licensure exams for programs that are designed to meet the educational requirements for a professional license required for employment in an occupation.

The final regulations expand the types of conditions the DOE can impose on provisionally certified institutions including, for example, restrictions on the addition of new programs or locations, restrictions on the rate of growth or new enrollment of students or of Title IV volume, restrictions on the institution providing a teach-out on behalf of another institution, restrictions on the acquisition of another participating institution (including financial protection requirements), additional reporting requirements, limitations on entering into certain written arrangements with institutions or entities for providing part of an educational program, requirements to submit marketing and recruiting materials to DOE for approval (if the institution is alleged or found to have engaged in substantial misrepresentations to students, engaged in aggressive recruiting practices, or violated incentive compensation rules), reporting requirements for institutions that received a government formal inquiry such as a subpoena related to its marketing or recruitment or its federal financial aid, and other potential conditions imposed by the DOE.

We are still reviewing the final regulations and cannot predict the ultimate impact of the final regulations on gainful employment and the other topics discussed above, but the final regulations impose a broad range of additional requirements on institutions and especially on for-profit institutions like our schools, which increase the possibility that our schools could be subject to additional reporting requirements, potential liabilities and sanctions, and potential loss of Title IV eligibility if our efforts to modify our operations to comply with the new regulations are unsuccessful, which could have a significant impact on our business and results of operations.

The DOE commenced negotiated rulemaking meetings in October 2023 aimed at developing new regulations related to providing student debt relief.  The meetings are scheduled to continue through December 2023 and are expected to lead to the publication of proposed regulations next year and, after a period of public notice and comment, final regulations.  The rulemaking process is in its earliest stages.  We cannot predict the timing, content, or potential impact of any final regulations that might emerge from this process.

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

There are no material developments relating to previously disclosed legal proceedings.  See the Company’s Form 10-K and subsequent Form 10Qs “Legal Proceedings” for information regarding existing legal proceedings.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Q, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.  For the quarter ended September 30, 2023, the Company is not aware of any specific new and additional risk factors not previously disclosed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	None.
(b)	None.
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

The following table presents the number and average price of shares purchased during the three months ended September 30, 2023.  The remaining authorized amount for share repurchases under the program as of September 30, 2023 was approximately $29.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
July 1, 2023 to July 31, 2023	-	$-	-	$29,663,667
August 1, 2023 to August 31, 2023	-	-	-	-
September 1, 2023 to September 30, 2023	-	-	-	-
Total	-	-	-

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 7 – Stockholders Equity.

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

101*
The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 6, 2023	By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (Registration No. 333-123644) filed June 7, 2005.

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

101*
The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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