Form 10-K
period 2023-12-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2024-03-05
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

The aggregate market value of the 27,449,338 shares of Common Stock held by non-affiliates of the registrant issued and outstanding as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $185,008,538. This amount is based on the closing price of the Common Stock on the Nasdaq Global Select Market of $6.74 per share on that date.  Shares of Common Stock held by executive officers and directors and persons who own 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2024 was 31,759,322.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2023, and is incorporated by reference herein.

 LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;
•	compliance with continuous changes in applicable federal laws and regulations including pending rulemaking by the U.S. Department of Education;
•
the effect of current and future Title IV Program regulations arising out of negotiated rulemakings, including any potential reductions in funding or restrictions on the use of funds received through Title IV Programs;

•	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;
•	successful implementation of our strategic plan;
•	our inability to maintain eligibility for or to process federal student financial assistance;
•	regulatory investigations of, or actions commenced against, us or other companies in our industry;
•	changes in the state regulatory environment or budgetary constraints;
•	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;
•	maintenance and expansion of existing industry relationships and develop new industry relationships;
•	a loss of members of our senior management or other key employees;
•	uncertainties associated with opening of new campuses and closing existing campuses;
•	uncertainties associated with integration of acquired schools;
•	industry competition;
•	the effect of any cybersecurity incident;
•	the effect of public health outbreaks, epidemics and pandemics including, without limitation, COVID-19 conditions and trends in our industry;
•	general economic conditions; and
•	other factors discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses, in 13 states has added two additional campuses, one located in East Point, Georgia and the other in Houston, Texas.  As of December 31, 2023, these campuses were not operational however, the East Point, Georgia campus is expected to hold its first class in March of 2024 and the Houston, Texas campus is expected to become operational in the first quarter of 2026.  Lincoln Educational Services Corporation offers programs in skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs) and hospitality services and information technology (which include culinary, therapeutic massage, cosmetology and aesthetics and information technology programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  Based on trends in student demand and program expansion, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that are marked for closure and are currently being taught-out. In November, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus which has now been fully taught-out.  As of December 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus.

As of December 31, 2023, we had 13,270 students enrolled at 21 campuses.  Our average enrollment for the fiscal year ended December 31, 2023 was 12,941 students and our revenues were $378.1 million, which represented an increase of 8.6% over the prior fiscal year.  For more information relating to our revenues, profits and financial condition, please refer to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We offer programs in areas of study that we believe are typically underserved by traditional providers of post-secondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been previously unaddressed by the traditional academic sector. By combining virtual training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue salary and career advancement.

In the last two years, we have further implemented our plan of improving the student experience by, among other things, further improving our campuses.  In October 2023, the Company entered into a lease for approximately 100,000 square feet of space to serve as the Company’s new campus in Houston, Texas.  The lease term commenced on January 2, 2024, with an initial lease term of 21 years and 6 months and three five-year renewal options.  Also, in October 2023, the Company entered into a lease for approximately 120,000 square feet of space to serve as the Company’s new Nashville, Tennessee campus. The lease term commenced on November 1, 2023, with an initial lease term of 15 years and two five-year renewal options. In September 2023, the Company closed on the purchase of a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and, subsequently on January 30, 2024 closed on a sale-leaseback transaction of this property.  As of December 31, 2023, this property is classified as held-for-sale on the Consolidated Balance Sheets. In June, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus in East Point, Georgia. The lease term commenced in August 2022, with an initial lease term of 12 years and two five-year renewal options. For the year ended December 31, 2023, the Company incurred approximately $0.8 million in rent expenses. See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 6 Leases and Note 8 Real Estate Transactions.”

Index
Business Strategy

We strive to strengthen our position as a leading provider of career‑oriented post-secondary education by continuing to pursue the following strategy:

•
Increase Operating Efficiency. Our existing schools are a result of strategic acquisitions and expansion, and, while the programs may be very similar across the campuses, each campus operates on its own calendar.  As we move most of our curriculum to a hybrid teaching model of virtual and traditional classroom-based in-person training, we are taking this opportunity to also standardize the programs and course calendars so that new students will begin on the same day across all campuses.  In addition, we are removing certain functions from the campuses and centralizing them to remove distractions from the campuses while creating more efficient and effective services for our students. By simplifying, centralizing and standardizing our operations, we believe we will improve our margins and be more scalable.  We are more than 50% through the transformation and expect to see improving margins by the second half of 2024.

•
Replicate Programs and Expand Existing Areas of Study.  Whenever possible, we seek to replicate programs across our campuses.  Adding proven in-demand programs to an existing campus enables that campus to further serve that market while increasing the operating efficiency at that campus.  In addition, we believe we can leverage our operations to expand our program offerings in existing areas of study.

•
Maximize Utilization of Existing Facilities.  We are focused on improving capacity utilization of existing facilities through increased enrollments, the introduction of new programs and partnerships with industry.  In addition, we see opportunities to adjust our real estate needs with the advancement of our hybrid teaching model that we will continue to roll out over the next two years.

•
Expand Geographically.  We plan to deploy our resources to strengthen our brand, invest in new programs and seek opportunities to expand our footprint into new markets.  We have a solid portfolio of corporate and industry partners requesting that we explore new geographies to serve them better. Regardless of whether we expand our current campuses to take advantage of the operating leverage or establish new campuses, our goal is to remain competitive and prudently deploy our resources. Our expansion plans may be achieved organically through the opening of new campuses with existing resources or through acquisitions.  We will be opening our first new campus in over a decade in the Atlanta market in the first half of 2024 and we have signed a lease for a second new campus in Houston that we expect to open by the first quarter of 2026.

•
Expand Teaching Platform.  Using the lessons learned from the COVID-19 pandemic, we expect to continue to transform our in-person education model to a hybrid teaching model, which we call Lincoln 10.0. The Lincoln 10.0 model provides students with greater flexibility and convenience, which should help us attract more students.  Moreover, we believe blended learning will create operating efficiencies that will enable us to contain tuition increases over the coming years and thus provide our students with a higher return on investment in their education in addition to the increased flexibility and convenience. We are more than 50% through the transformation and expect to be complete with this process by the end of 2024.

Programs and Areas of Study

We structure our program offerings to provide our students with a practical, career-oriented education and position them for attractive entry-level job opportunities in their chosen fields. Our diploma/certificate programs typically take between 19 to 104 weeks to complete, with tuition ranging from $7,800 to $46,000.  Our associate degree programs typically take between 69 to 92 weeks to complete, with tuition ranging from $31,000 to $40,000.  As of December 31, 2023, all of our schools offer diploma and certificate programs and nine of our schools are currently approved to offer associate degree programs.  In order to accommodate the schedules of our students and maximize classroom utilization at some of our campuses, we typically offer courses four to five days a week in three shifts per day and start new classes every month.  We update and expand our programs frequently to reflect the latest technological advances in the field, providing our students with the specific skills and knowledge required in the current marketplace. Classroom instruction combines lectures and demonstrations by our experienced faculty with comprehensive hands-on laboratory exercises in simulated workplace environments.

Index
The following table lists the programs offered as of December 31, 2023:

Current Programs Offered

Area of Study	Associate's Degree	Diploma and Certificate

Skilled Trades	Electrical and Electronic Systems Technology Service Management, HVAC
Electrical & Electronics Systems Technology, Electrician Training, HVAC, Welding Technology, Welding Fabrication Technology, Welding and Metal Fabrication Technology, Welding with Introduction to Pipefitting, CNC Machining and Manufacturing, Advanced Manufacturing with Robotics

Automotive	Automotive Service Management, Collision Repair & Refinishing Service Management, Diesel & Truck Service Management, Heavy Equipment Maintenance Service Management
Automotive Technology,  Automotive Technology with BMW, Automotive Technology with Mopar X-Press, Automotive Technology with Volkswagen, Collision Repair and Refinishing Technology, Diesel & Truck Technology, Diesel & Truck Technology with Alternate Fuel Technology, Diesel & Truck Technology with Transport Refrigeration,  Heavy Equipment Service Technology

Health Sciences	Medical Assisting Technology	Medical Assistant, Patient Care Technician, Dental Assistant, Licensed Practical Nursing

Hospitality Services and Information Technology		Culinary Arts & Food Services, Cosmetology, Aesthetics, International Baking and Pastry, Nail Technology, Therapeutic Massage & Bodywork Technician. Computer Systems Support Technician.

Skilled Trades.    For the year ended December 31, 2023, skilled trades were our largest area of study, representing 38% of our total average student enrollment.  Our skilled trades programs are 32 to 92 weeks in length, with tuition rates ranging from $20,000 to $34,000. Our skilled trades programs include electrical, heating and air conditioning repair, welding, computerized numerical control and electronic and electronic systems technology. Graduates of our programs are qualified to obtain entry-level employment positions such as electrician, CNC machinist, cable installer, welder, wiring and heating, ventilating and air conditioning, or HVAC installer. Our graduates are employed by a wide variety of employers, including residential and commercial construction, telecommunications installation companies and architectural firms. As of December 31, 2023, we offer skilled trades programs at 15 campuses.

Automotive Technology.    Automotive technology is our second largest area of study, with 31% of our total average student enrollment for the year ended December 31, 2023. Our automotive technology programs are 52 to 98 weeks in length, with tuition rates ranging from $26,000 to $46,000. We believe we are a leading provider of automotive technology education in each of our local markets. Graduates of our programs are qualified to obtain entry-level employment ranging from positions as technicians and mechanics to various apprentice level positions. Our graduates are employed by a wide variety of companies, ranging from automotive and diesel dealers, to independent auto body paint and repair shops to trucking and construction companies.  As of December 31, 2023, we offer programs in automotive technology at 12 campuses.  Our campuses in East Windsor, Connecticut; Nashville, Tennessee; Grand Prairie, Texas; Indianapolis, Indiana; and Denver, Colorado are destination campuses, attracting students throughout the United States and, in some cases, from abroad.

Health Sciences.    For the year ended December 31, 2023, 24% of our total average student enrollment was in our health science program. Our health science programs are 27 to 104 weeks in length, with tuition rates ranging from $14,000 to $33,000. Graduates of our programs are qualified to obtain positions such as licensed practical nurse, dental assistant, medical assistant, medical administrative assistant, and claims examiner. Our graduates are employed by a wide variety of employers, including hospitals, laboratories, insurance companies, and doctors' offices.  As of December 31, 2023, we offer health science programs at 12 of our campuses.

Hospitality Services & Information Technology.    For the year ended December 31, 2023, 7% of our total average student enrollment was in our hospitality services programs. Our hospitality service and information technology (IT) programs are 19 to 88 weeks in length, with tuition rates ranging from $8,000 to $23,000.  Our hospitality & IT programs include culinary, therapeutic massage, cosmetology, aesthetics, and computer systems support technician.  Hospitality service graduates work in salons, spas, cruise ships, or are self-employed.  As of December 31, 2023, we offer massage programs at two campuses and cosmetology programs at one campus.  Our culinary graduates are employed by restaurants, hotels, cruise ships and bakeries.  As of December 31, 2023, we offer culinary programs at two campuses.  Our IT graduates obtain entry-level positions with both small and large corporations. As of December 31, 2023, we offer IT programs at four campuses.

Index
Marketing and Student Recruitment

We utilize a variety of marketing and recruiting methods to attract students and increase enrollment. Our marketing and recruiting efforts are targeted at prospective students who are high school graduates entering the workforce, or who are currently underemployed or unemployed and require additional training to enter or re-enter the workforce.

Marketing and Advertising.  We utilize a fully integrated marketing approach in our lead generation and admissions process that includes the use of traditional media such as television, radio, billboards, direct mail, a variety of print media and event marketing campaigns intended to raise brand awareness. In addition, we continually grow and enhance our digital marketing efforts, which include paid search, paid and organic social media, search engine optimization, online video and display advertising and pay-per-lead channels. These digital channels currently drive the majority of our new student leads and enrollments. Our fully integrated marketing campaigns direct prospective students to contact us directly or visit our website or other customized landing pages on the internet where they will find details regarding our programs and campuses and can request additional information regarding the programs that interest them.  Prospective students may also apply for admission online. Our internal systems enable us to closely monitor and track the effectiveness of each marketing execution on a daily or weekly basis and make adjustments accordingly to enhance our efficiency and limit our student acquisition costs.

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

Recruiting.    Our recruiting efforts are conducted by a group of approximately 260 campus-based and field representatives who meet directly with prospective students during presentations conducted at high schools, in the prospective students’ homes or during their visit to one of our campuses.  We also recruit adult career-seekers or career-changers through our campus-based representatives.

During the fiscal year ended December 31, 2023, we recruited approximately 21% of our students directly out of high school.  Field sales continue to be a large part of our business and developing local community relationships is one of our most important recruiting functions.

Student Admissions, Enrollment and Retention

Admissions.    To attend our schools, students must have either a high school diploma or a high school equivalency certificate (or General Education Development Certificate, GED). In addition, students must complete both an admissions interview and learner assessment. We take admissions requirements very seriously as they are the best indicators of our students’ likelihood for program success and completion, leading to successful employment in their chosen industry. The learner assessment is a questionnaire designed to discover challenges and help us to address them prior to the student attending. While each of our programs has different admissions criteria, we screen all applications and counsel prospective students on the most appropriate program to increase the likelihood that they complete the requisite coursework and obtain and sustain employment following graduation.

Enrollment.    We enroll students continuously throughout the year, with our largest classes enrolling in late summer or early fall following high school graduation. As of December 31, 2023, we had 13,270 students enrolled at 21 campuses and our average enrollment during the fiscal year ended December 31, 2023 was 12,941 students.

Retention.    To maximize student retention, the staff at each school is trained to recognize the early warning signs of a potential drop and to assist and advise students on academic, financial and employment matters. We monitor our retention rates by instructor, course, program, and campus. When we become aware that a particular instructor or program is experiencing a higher-than-normal dropout rate, we quickly seek to determine the cause of the problem and attempt to correct it. When we identify that a student is having trouble academically, we offer tutoring. As we moved to online delivery of instruction, we saw a slight decline in our student retention rate, but we believe this is temporary and will improve as our faculty becomes better skilled at hybrid teaching.  To ensure that this happens, we have developed online teacher training for all faculty.

Index
Job Placement

We believe that assisting our graduates in securing employment after completing their program of study is critical to our mission as a post-secondary educational institution as well as to our ability to attract high quality students and enhance our reputation in the industry.  In addition, we believe that high job placement rates result in low student loan default rates, an important requirement for continued participation in Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”). See Part I, Item 1. “Business - Regulatory Environment—Regulation of Federal Student Financial Aid Programs.”  Accordingly, we dedicate significant resources to maintaining an effective graduate placement program. Our non-destination schools work closely with local employers to ensure that we are training students with skills that local employers seek. Each school has an advisory council comprised of local employers who provide us with direct feedback on how well we are preparing our students to succeed in the workplace. This enables us to tailor our programs to the marketplace. The placement staff in each of our destination schools maintains databases of potential employers throughout the country, allowing us to more effectively assist our graduates in securing employment in their career fields upon graduation. Throughout each year, we hold numerous job fairs at our facilities where we provide the opportunity for our students to meet and interact with potential employers.  In addition, many of our schools have internship programs that provide our students with opportunities to work with potential employers prior to graduation. For example, some of the students in our automotive programs have the opportunity to complete a portion of their hands-on training in an actual work environment. In addition, some of our students in health sciences programs are required to participate in an externship program in which they work in the field as part of their career training. We also assist students with resume writing, interviewing and other job search skills.

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

As of December 31, 2023, we had approximately 2,300 employees, including approximately 600 full-time instructors and approximately 500 part-time instructors, and approximately 1,200 employees serving in various administrative and management positions.  We had no seasonal workers. The number of individuals comprising our workforce increased by approximately 8.3% in the most recently completed fiscal year.

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

Our average student to teacher ratio was approximately 15.6 to 1 during the fiscal year ended December 31, 2023.

Diversity and Inclusion

We strive to create a culture of diversity and inclusion through our human capital management practices.  The achievement of workforce diversity is one important goal in the outreach efforts for recruitment of professionals.  As a result, since January 1, 2018, our diverse workforce participation percentage has increased from 34% to 44%.  Further, the generational range of our workforce, as of December 31, 2023, was 23% Baby Boomers, 39% Gen Xers and 29% Millennials.  The largest growth in the generational workforce makeup was in the Millennial and Gen Z groups.  Our human resources programs work to eliminate discrimination and harassment in all forms and our Human Resources Department has established a diversity and inclusion policy intended to assist us in meeting our goals of establishing an environment of inclusion and opportunity in hiring, promotions, training and development, working conditions and compensation.  In addition, the Company has adopted a Human Rights Policy that reflects, among other things our commitment to anti-discrimination in hiring and otherwise.

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

Index
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

Labor Relations

We believe that we have good relationships with all of our employees.  At six of our 21 campuses, the teaching professionals are represented by various unions. These approximately 200 employees are covered by collective bargaining agreements that expire between 2024 and 2026.  Those agreements expiring in the short term are in the process of renegotiation.  We believe that we have good relationships with these unions and with the employees covered by these collective bargaining agreements and do not foresee issues with entering into satisfactory new agreements.

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

We are committed to sustainability, conserving energy and limiting waste and regularly review our impact on the environment with a view to improvement. In addition, we have adopted an Environmental Policy reflecting our commitment in this regard.

Index
Regulatory Environment

The education industry is highly regulated by a wide range of federal and state agencies as well as institutional and programmatic accrediting agencies including the U.S. Department of Education (“DOE”).  The vast regulatory schemes to which our industry is subject cover a significant portion of our operations such as our programs, instructional staff, administrative procedures, marketing and recruiting efforts, third-party servicers, private loan programs, and facilities, among other things.  The various regulatory bodies with oversight over our business periodically issue new requirements, revise existing requirements, and modify their interpretations of existing requirements. These regulatory requirements also impact our ability to acquire or open new campuses, change our existing programs or institute new programs.

We also are subject to oversight by other federal agencies including the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), and the Departments of Veterans Affairs (“VA”) and Defense (“DOD”). We cannot predict how any of the regulatory requirements to which we are subject will be applied or whether each of our schools will be able to comply with such requirements in the future.

The various approvals granted by the regulatory entities to which we are subject are what collectively allow our schools to operate and to participate in a variety of government-sponsored financial aid programs that assist students in paying for their education the most significant of which are the federal student aid programs administered by the DOE under the Higher Education Act of 1965, as amended (the “HEA”).  See Part I, Item 1. “Business - Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” “Regulatory Environment – Regulation of Federal Student Financial Aid Programs,” and “Regulatory Environment – Other Financial Assistance Programs.”  The HEA and the regulations of the DOE specify extensive criteria and numerous standards that we must satisfy in order to participate in federal financial aid programs under Title IV of the HEA (“Title IV Programs”). Generally, to participate in Title IV Programs, an institution must be licensed or otherwise legally authorized to operate in the state where it is physically located, be accredited by an accreditor recognized by the DOE, be certified as an eligible institution by the DOE, offer at least one eligible program of education, and comply with other statutory and regulatory requirements. Students seeking financial aid under Title IV Programs obtain access to federal student financial aid through a DOE-prescribed application and eligibility certification.  Each of our schools currently participates in Title IV Programs (except for the East Point, GA campus, which has applied to the DOE to participate).  For the fiscal year ended December 31, 2023, approximately 81% (calculated based on cash receipts) of our revenues were derived from Title IV Programs.

Also, all of our schools are currently offering both online and in-person learning. Accrediting agencies and some state bodies require schools to obtain approval and meet certain requirements in order to offer programs via distance education in states where the school does not have a campus.  The DOE also generally requires schools that offer a program through distance education to students in a state in which the school is not physically located to meet the requirements of the state in order to offer programs by distance education in the state.  All of our schools are currently approved to offer both distance and in-person learning by the DOE, ACCSC, and the states in which they are physically located.  In addition, our Indianapolis school is an institutional participant in the National Council for State Authorization Reciprocity Agreement (“NC-SARA”) which is a voluntary agreement among member states which enables participating schools who are authorized by the state in which they are physically located to offer distance education in other participating states without obtaining additional authorization in those states.

State Authorization

To operate and offer postsecondary educational programs and to be certified to participate in Title IV Programs, each of our schools must be authorized and maintain authorization from the state in which it is physically located. Further, in order for a school to engage in educational or recruiting activities outside of its state of physical location, the school also may be required to obtain and maintain authorization from the states in which it is recruiting students or in which its students are receiving online instruction. The level of regulatory oversight varies substantially from state to state and is extensive in some states. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities and equipment, administrative procedures, marketing, recruiting, student outcomes reporting, disclosure obligations to students, limitations on mandatory arbitration clauses in enrollment agreements, requirements for distance learning including online and blended courses, financial operations, and other operational matters. Some states prescribe standards of financial responsibility and mandate that institutions post surety bonds. We have posted surety bonds on behalf of our schools and education representatives with multiple states in an aggregate amount of approximately $16.0 million. Currently, each of our schools is authorized by the applicable state education agencies to offer distance and in-person learning in the states in which the school is physically located and is authorized to recruit students in the states in which it recruits students. Our Indianapolis school also is an institutional participant in NC-SARA which enables it to offer distance learning to students located in other states.  Our other schools have entered into a consortium agreement with our Indianapolis school that has been approved by ACCSC and applicable state education agencies and that enables students enrolled in one of the other schools to take courses online through the Indianapolis school.

Some of our educational programs prepare students for occupations that require professional licensure in order to work in the occupation.  These programs are subject to the requirements of state occupational agencies that require our schools that offer the programs to obtain agency approval of the programs and to comply with the applicable requirements of these boards.  For example, each of our schools that offer nursing, cosmetology, or massage therapy programs is required to obtain and periodically renew approvals from the applicable occupational agencies that regulate these programs in the state in which the schools are physically located.  If we fail to maintain our approvals or comply with applicable requirements, we could lose our authority to offer the impacted programs and could be subject to other sanctions.

Index
The DOE has commenced a negotiated rulemaking process to develop new regulations on topics that include state authorization.  The DOE has scheduled meetings from January through March 2024 for a negotiated rulemaking committee to consider proposed regulations on state authorization topics including, for example, state authorization reciprocity agreements that require institutions to have a system to report student complaints to the state in which a student resides.  We cannot predict the ultimate timing or content of any new regulations that might emerge from this process.  See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.”

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

Accreditation by an accrediting agency recognized by the DOE is required for an institution to be certified to participate in Title IV Programs. In order to be recognized by the DOE, accrediting agencies must adopt specific standards for their review of educational institutions. As of December 31, 2023, 22 of our campuses are nationally accredited by the Accrediting Commission of Career Schools and Colleges (the “ACCSC”) which is recognized by the DOE.  As of December 31, 2023, the East Point, GA campus was not operational.

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

Accrediting Commission of Career Schools and Colleges Reaccreditation Dates

School	Last Accreditation Letter	Next Accreditation
Philadelphia, PA2	September 1, 2023	May 1, 2028
Union, NJ1	May 24, 2019	February 1,2024[4]
Mahwah, NJ1	October 15, 2020	August 1, 2024[4]
Melrose Park, IL2	December 2, 2019	November 1, 2024[4]
Denver, CO1	September 6, 2022	February 1, 2026
Columbia, MD2	September 1, 2023	February 1, 2027
Grand Prairie, TX1	May 26, 2022	August 1, 2026
Allentown, PA2	May 23, 2023	January 1, 2027
Nashville, TN1	March 8, 2023	May 1, 2027
Indianapolis, IN	May 23, 2023	November 1, 2026
New Britain, CT	December 1, 2023	January 1, 2028
Shelton, CT2	May 23, 2023	January 1, 2028
Queens, NY1	September 4, 2018	June 1, 2023[4]
East Windsor, CT2	October 17, 2017	February 1, 2023[4]
South Plainfield, NJ1	December 2, 2019	August 1, 2024[4]
Iselin, NJ	May 15, 2018	May 15, 2023[4]
Moorestown, NJ3	May 15, 2018	May 15, 2023[4]
Paramus, NJ3	May 15, 2018	May 15, 2023[4]
Lincoln, RI3	May 15, 2018	May 15, 2023[4]
Summerlin, NV3	May 15, 2018	May 15, 2023[4]
Marietta, GA3	May 1, 2022	May 1, 2027
East Point, GA2	December 20, 2023	December 20, 2025

[1]	Branch campus of main campus in Indianapolis, IN
[2]	Branch campus of main campus in New Britain, CT
[3]	Branch campus of main campus in Iselin, NJ
[4]	Campus going through reaccreditation

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

The DOE recently commenced a negotiated rulemaking process with meetings scheduled for January through March 2024 on a number of topics including amendments to the regulations on accreditation.  See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.”  The proposals currently under discussion include amended regulations regarding the standards relating to the DOE’s recognition of accrediting agencies and using a risk-based approach for prioritizing DOE review of accreditors which could lead to heightened scrutiny of certain accreditors including our institutional accrediting body, ACCSC.  The proposals also include rules that would require accreditors to take action more quickly when they identify areas of noncompliance and limit the amount of time an institution can be out of compliance with accreditor standards.  The proposals also would require accreditors to strengthen their standards for the review of substantive changes in certain circumstances which could increase the level of accreditor scrutiny of substantive changes at our schools.   We cannot predict the ultimate timing or content of any new regulations that might emerge from this process.  See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.”

Index
Programmatic accreditation is yet another approval necessary in certain circumstances.  Specifically, it is the process through which specific programs are reviewed and approved by industry and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV Program eligibility, such accreditation may be required to operate the program in the state, to allow students to sit for certain licensure exams, or to work in a particular profession or career or to meet other requirements.

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

In fiscal year 2023, we derived approximately 5.5% of our revenues, on a cash basis, from veterans’ benefits programs, which include the Post-9/11 GI Bill and Veteran Readiness and Employment services.  To continue participation in veterans’ benefits programs, an institution must comply with certain requirements established by the VA, including that the institution must, among other things, report on the enrollment status of eligible students, maintain student records and make such records available for inspection, follow rules applicable to the individual benefits programs, comply with rules applicable to distance education and hybrid programs, and comply with applicable limits on the percentage of students having a portion of their tuition or other institutional charges paid by the school or with certain veterans’ benefits.  If we fail to comply with these or other applicable requirements, we could be subject to liabilities or sanctions including the loss of eligibility to participate in the programs.

The VA shares responsibility for VA benefit approval and oversight with designated State Approving Agencies (“SAAs”). SAAs play a critical role in evaluating institutions and their programs to determine if they meet VA benefit eligibility requirements. Processes and approval criteria, as well as interpretation of applicable requirements, can vary from state to state. Therefore, approval in one state does not necessarily result in approval in all states.  Changes in the applicable statutes, regulations, or appropriations applicable to the programs could impact our eligibility or funding under the programs.

The VA imposes limitations on the percentage of students per program who have a portion of their tuition or other institutional charges paid by the school or with certain veterans’ benefits, unless the program qualifies for certain waivers. On January 16, 2024, the VA published new regulations that, among other things, eliminate certain exceptions from these limitations and changed the criteria for obtaining a waiver of these rules.  The VA simultaneously issued a bulletin delaying the applicability date to one year after the publication of the regulation to allow institutions to implement any necessary changes in their policies to comply with the new regulations.  These new rules could make it more difficult for our programs to comply with these limitations.  If the VA determines that a program is out of compliance with these limitations, the VA will continue to provide benefits to current students, but new students will not be eligible to use their veterans’ benefits for an affected program until we demonstrate compliance.  Additionally, the VA requires a campus be in operation for two years in certain cases before it can apply to participate in VA benefit programs. All of our campuses are eligible to participate in VA education benefit programs with the exception of our new campus in East Point, Georgia which is in the process of applying for eligibility and is not subject to the two-year waiting period before applying for eligibility.

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

Index
Regulation of Federal Student Financial Aid Programs

As noted above, to participate in Title IV Programs, an institution must be authorized to offer its programs by the relevant state education agencies in the state in which it is physically located, be accredited by an accrediting commission recognized by the DOE and be certified as eligible by the DOE. The DOE will certify an institution to participate in Title IV Programs only after reviewing and approving an institution’s application to participate in Title IV Programs. The DOE defines an institution to consist of both a main campus and its additional locations, if any. Under this definition, for DOE purposes as of December 31, 2023 we had the following three institutions, collectively consisting of three main campuses and 19 additional locations:

Main Institution/Campus(es)	Additional Location(s)
Iselin, NJ	Moorestown, NJ
Paramus, NJ
Lincoln, RI
Marietta, GA
Las Vegas, NV (Summerlin)

New Britain, CT	Shelton, CT
Philadelphia, PA
East Windsor, CT
Melrose Park, IL
Allentown, PA
Columbia, MD
East Point, GA1

Indianapolis, IN	Grand Prairie, TX
Nashville, TN
Denver, CO
Union, NJ
Mahwah, NJ
Queens, NY
South Plainfield, NJ

[1]	Applied to participate in Title IV programs.

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

Institution	Expiration Date of Current Program Participation Agreement
Iselin, NJ	December 31, 2024[2]
Indianapolis, IN	December 31, 2024[2]
New Britain, CT	December 31, 2024[2]

[2]	Provisionally certified.

The DOE typically provides provisional certification to an institution following a change in ownership resulting in a change of control and also may provisionally certify an institution for other reasons, including, but not limited to, noncompliance with certain standards of administrative capability and financial responsibility.  The DOE provisionally certified all of our institutions based on findings in recent audits of each institution’s Title IV Program compliance that the DOE alleges identified deficiencies related to DOE regulations regarding an institution’s level of administrative capability.  An institution that is provisionally certified receives fewer due process rights than those received by other institutions in the event the DOE takes certain adverse actions against the institution, is required to obtain prior DOE approvals of new campuses and educational programs, and may be subject to heightened scrutiny by the DOE.  Provisional certification makes it easier for the DOE to revoke or decline to renew our Title IV eligibility if the DOE chooses to take such an action against us and other provisionally certified for-profit schools without undergoing a formal administrative appeal process.  The DOE could attempt to use an institution’s provisional certification as a basis for imposing additional conditions or restrictions on the institution.

Index
The DOE published final regulations on a variety of topics on October 31, 2023, including but not limited to rules to authorize additional conditions and restrictions on provisionally certified institutions.  See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.”  The regulations have a general effective date of July 1, 2024 and expand the grounds for placing institutions on provisional certification, expand the types of conditions the DOE may impose on provisionally certified institutions, and expand the number of requirements contained in the institution’s program participation agreement with the DOE (including, among other requirements, an obligation to comply with all state laws related to closure).

The regulations also expand the conditions to which institutions must agree as part of their participation in the Title IV programs. For example, one of the conditions prohibits the length of certain educational programs from exceeding the required minimum number of hours established by applicable state(s) for entry-level training requirements for the occupation for which the programs train students. We are still evaluating the potential impact of this requirement, which applies to new students enrolling on or after July 1, 2024, but the new requirement will require us to modify or phase out some of our educational programs.

The final regulations allow the DOE to place institutions on provisional certification if, among other reasons, the institution does not meet financial responsibility factors or administrative capability standards, if the institution is required by the DOE to submit a letter of credit as a result of a mandatory or discretionary triggering event, or if the DOE deems the institution to be at risk of closure.  The final regulations also allow the DOE to determine whether to certify or impose conditions on an institution based on consideration of factors including, for example, the institution’s withdrawal rate, the amounts the institution spent on recruiting activities, advertising, and other pre-enrollment activities, and the passage rate for licensure exams for programs that are designed to meet the educational requirements for a professional license required for employment in an occupation.

The final regulations also expand the types of conditions the DOE can impose on provisionally certified institutions including, for example, restrictions on the addition of new programs or locations, restrictions on the rate of growth or new enrollment of students or of Title IV volume, restrictions on the institution providing a teach-out on behalf of another institution, restrictions on the acquisition of another participating institution (including financial protection requirements), additional reporting requirements, limitations on entering into certain written arrangements with institutions or entities for providing part of an educational program, requirements to submit marketing and recruiting materials to DOE for approval (if the institution is alleged or found to have engaged in substantial misrepresentations to students, engaged in aggressive recruiting practices, or violated incentive compensation rules), reporting requirements for institutions that received a government formal inquiry such as a subpoena related to its marketing or recruitment or its federal financial aid, and other potential conditions imposed by the DOE.

The new regulations increase the possibility that our schools could remain on provisional certification, be subject to additional reporting requirements and other conditions and sanctions such as letter of credit requirements and be subject to a potential loss of Title IV eligibility if our efforts to comply with the new regulations are unsuccessful.

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

In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting Title IV Programs in the annual appropriations bills and in other laws it enacts between the HEA reauthorizations such as its recent amendment to the 90/10 rule in the HEA.  See Part I, Item 1. “Business - Regulatory Environment – 90/10 Rule.” Because a significant percentage of our revenues are derived from Title IV Programs, any action by Congress or the DOE that significantly reduces Title IV Program funding, that limits or restricts the ability of our schools, programs, or students to receive funding through the Title IV Programs, or that imposes new restrictions or constraints upon our business or operations could reduce our student enrollment and our revenues, and could increase our administrative costs and require us to modify our practices in order for our schools to comply fully with Title IV Program requirements. The potential for changes that may be adverse to us and other for-profit schools like ours may increase as a result of changes in political leadership.  Further, current requirements for student or school participation in Title IV Programs may change or one or more of the present Title IV Programs could be replaced by other programs with materially different student or school eligibility requirements.

Index
Gainful Employment.  In October 2014, the DOE issued final gainful employment regulations requiring each educational program offered by our institutions to achieve threshold rates in at least one of two debt measure categories related to an annual debt to annual earnings ratio and an annual debt to discretionary income ratio.  In 2019, the DOE rescinded the gainful employment regulations.  The DOE initiated a negotiated rulemaking process in January 2022 that was considering, among other issues, establishing new gainful employment requirements that would be applicable to all of our educational programs.  On October 10, 2023, the DOE published final new gainful employment regulations which have a general effective date of July 1, 2024.

The new gainful employment regulations establish rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and a median earnings measure. The DOE will calculate these rates and measures under complex regulatory formulas outlined in the regulations and using data such as student debt (including not only Title IV loans but also certain private loans and extensions of credit), student earnings data, and comparative median earnings data for young working adults with only a high school diploma or GED. If one or more of our educational programs were to yield debt-to-earnings rates or a median earnings measure that do not comply with regulatory benchmarks for two of three consecutive years, we would lose Title IV eligibility for each of the impacted educational programs. The regulations will also require us to provide warnings to current and prospective students for programs in danger of losing of Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs). The regulations also include provisions for providing certifications and reporting data to the DOE and providing required student disclosures related to gainful employment.

The regulations include gainful employment rates and measures that will be based in part on data that is not readily accessible to us and other institutions, which make it difficult for us to predict with certainty how our educational programs will perform under the new gainful employment benchmarks and the extent to which certain programs could become ineligible for Title IV participation. The DOE released performance data at the time it published the proposed regulations that calculates rates for each school’s program while acknowledging that the methodology used to produce the calculations differs from the methodology in the proposed regulations due to limitations in data availability. Because we do not have access to all of the data that will ultimately be used under the regulations to evaluate our programs and the DOE has not made this data available to us, we cannot predict whether, or the extent to which, our programs could fail to comply with the new gainful employment benchmarks. Moreover, we do not have control over some of the factors that could impact the rates and measures for our programs which will limit our ability to eliminate or mitigate the impact of the regulations on us and our educational programs.  The DOE announced at the time it released the final gainful employment regulations that the first official outcome rates will be published in early 2025 and that programs that fail the same gainful employment metric in the first two years the rates are issued will become ineligible in 2026.

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

Index
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

The new regulations also reinstitute a general prohibition on institutions requiring borrowers to agree to mandatory pre-dispute arbitration agreements and requiring students to waive the ability to participate in a class-action lawsuit with respect to a borrower defense claim.  The new regulations also require institutions to disclose publicly and notify the DOE of judicial and arbitration filings and awards pertaining to borrower defense claims. The new regulations also include provisions on other topics including public service loan forgiveness, eliminating capitalization on student loans in some cases, total and permanent disability discharges, and closed school loan discharges (see Part I, Item 1. “Business - Regulatory Environment – Closed School Loan Discharges”), and false certification discharges (e.g., when an institution falsely certifies an ineligible student’s eligibility for loans).

The final regulations impose new requirements and processes that will make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions and impose other sanctions.  However, the borrower defense and closed school loan discharge provisions of the new regulations are currently under an injunction ordered by the Fifth Circuit Court of Appeals in August 2023.  Career Colleges and Schools of Texas filed a lawsuit challenging the regulations in February 2023 and appealed to the Fifth Circuit after the U.S. District Court denied a motion for a preliminary injunction to block enforcement of the new regulations while the case is pending.  After granting the injunction in August 2023, the Fifth Circuit heard oral argument in the case on November 6, 2023, but has not yet issued a decision.  We cannot predict the duration of the injunction or the ultimate outcome of the lawsuit.

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

We are not able to predict the outcome of the DOE’s review at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications, the DOE may impose liabilities on the Company based on the discharge of the loans at issue in the pending applications, which could have a material adverse effect on our business and results of operations.  The DOE also could attempt to apply the new regulations to the pending applications which could increase the likelihood of the DOE granting the application because the proposed regulations are more favorable to borrowers.

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

On June 22, 2022, the plaintiff student loan borrowers in a class action against the DOE in federal court in California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) and the DOE announced a proposed settlement agreement to resolve claims that the DOE has failed to timely decide Borrower Defense to Repayment applications submitted to the DOE.  The proposed settlement included three categories of relief for student loan borrowers.  First, it set forth a list of approximately 150 institutions, including Lincoln Technical Institute and Lincoln College of Technology, and, under the settlement, the DOE would agree to discharge loans and refund prior loan payments to class members with loan debt associated with an institution on the list (which includes Lincoln institutions).  The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools.  Second, the proposed settlement included new procedures for DOE to resolve pending borrower defense claims associated with other schools not on the list.  Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full.

Index
At the time the plaintiffs and DOE announced the proposed settlement, Lincoln was not a party to the lawsuit and none of the named plaintiffs had attended a Lincoln institution.  In August 2022, Lincoln and three other schools were granted permission to intervene in the lawsuit to protect their interests in the finalization and implementation of any settlement agreement the court might approve.  In October 2022, the four intervening schools, including Lincoln, filed objections to the final approval of the settlement, asserting reputational harms from the schools’ inclusion on the settlement’s list of schools and denial of schools’ due process rights under the DOE’s borrower defense regulations.

On November 16, 2022, the federal district court overruled the four schools’ objections and approved the settlement as proposed.  As a result of this final approval, the DOE has estimated that approximately 196,000 student loan borrowers who attended one of the listed schools (including Lincoln institutions) will receive automatic student loan discharges; that another approximately 100,000 student loan borrowers who attended other schools not on the list would receive decisions under new procedures; and that approximately 250,000 student loan borrowers who submitted borrower defense applications between June 22, 2022 and November 16, 2022 would receive decisions under the DOE’s 2016 regulatory standards within 36 months or else receive automatic student loan discharges.

On January 13, 2023, Lincoln appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  Two of the three other intervenor schools also appealed on the same date.  The three appealing schools also sought to stay the implementation of the settlement while their appeals were being decided, but the requested stay was denied by the district court, the Ninth Circuit, and the U.S. Supreme Court.  As a result, the DOE is implementing the settlement relief while the three schools appeal the settlement’s final approval.

Lincoln and the two other appealing schools filed their opening appellate brief in the Ninth Circuit on May 3, 2023.  The plaintiffs and the DOE filed their opposition appellate briefs on August 2, 2023.  Lincoln and the two other appealing schools filed their reply appellate brief on September 22, 2023.  The Ninth Circuit heard oral argument on December 5, 2023, and is currently considering the appeal.

It is not possible at this time to predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal, or whether the DOE or other agencies might take actions against Lincoln institutions before the appeal is decided.  Such actions could have a material adverse effect on our business and results of operations.  Even if the Ninth Circuit rules in our favor and if the approval of the settlement is overturned, the DOE already may have discharged by that time the loans associated with some or all of the pending applications.  We have seen evidence that the DOE already may have discharged some of the loans associated with some of the pending applications, but the DOE has not furnished definitive data to us necessary to determine the extent to which applications have been granted.  The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications.  The settlement also requires the DOE to review and decide borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions.

We cannot predict what other actions the DOE might take if the settlement is fully implemented, including the amount of borrower defense applications that the DOE might grant or the amount of any recoupment that the DOE might seek from us, if any.  We also cannot predict the outcome of any challenges we might make to such actions.

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

We have calculated that for the fiscal year ended December 31, 2023 our institutions’ 90/10 Rule percentages ranged from approximately 79% to 84%.  For fiscal year 2023, none of our existing institutions derived more than 90% of its revenues from Title IV Programs.  Our calculations are subject to review by the DOE.

Index
In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law.  Among other provisions, the ARPA includes a provision that amends the 90/10 Rule by treating other “federal funds that are disbursed or delivered to or on behalf of a student to be used to attend such institution” in the same way as Title IV Program funds are currently treated in the 90/10 Rule calculation. This means that our institutions will be required to limit the combined amount of Title IV Program funds and applicable “federal funds” revenue in a fiscal year to no more than 90% in a fiscal year as calculated under the rule. Consequently, the ARPA change to the 90/10 Rule is expected to increase the 90/10 Rule calculations at our institutions. The ARPA does not identify the specific federal funding programs that will be covered by this provision, but it is expected to include funding from federal student aid programs such as the veterans’ benefits programs, which include the Post-9/11 GI Bill and Veterans Readiness and Employment services, from which we derived approximately 5.5% of our revenues on a cash basis in fiscal year 2023.

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

We continue to evaluate the impact of the new 90/10 Rule regulations on our business.  We anticipate making changes to our operations in order to address the provisions in the 90/10 Rule and in order to maintain the 90/10 Rule percentages at our institutions below the 90% threshold as calculated under DOE regulations. However, we do not have significant control over the amount of Title IV Program funds that our students may receive and borrow. Our institutions’ 90/10 Rule percentages can be increased by increases in Title IV Programs aid availability (including, for example, increases in Pell Grant funds) and can be decreased by decreases in the availability of state grant program funding and other sources of student aid that do not count as Title IV Programs funds in the 90/10 Rule calculation. Our institutions’ 90/10 Rule percentages also will increase when the ARPA amendments to the 90/10 Rule take effect to the extent that students eligible to receive military and veteran education assistance enroll and use their financial assistance at our institutions. We cannot be certain that the changes we make in the future will succeed in maintaining our institutions’ 90/10 Rule percentages below the required levels or that the changes will not materially impact our business operations, revenues, and operating costs.  It also is possible that Congress or the DOE could amend the 90/10 Rule in the future to lower the 90% threshold, change the calculation methodology, or make other changes to the 90/10 Rule that could make it more difficult for our institutions to comply with the 90/10 Rule.

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

In September 2023, the DOE released the final cohort default rates for the 2020 federal fiscal year.  These are the most recent final rates published by the DOE.  The rates for our existing institutions for the 2020 federal fiscal year were zero.  None of our institutions had a cohort default rate equal to or greater than 30% for the 2020 federal fiscal year.  The DOE implemented a temporary suspension of repayment obligations and interest accruals on federal student loans during the COVID-19 pandemic for a period of over three years which contributed to a substantial reduction in our cohort default rates.  We expect borrower defaults to increase during periods after the expiration of the temporary suspension which we expect will result in higher cohort default rates in the future particularly if borrowers do not successfully resume timely repayment of their federal student loans.  We cannot predict how high our cohort default rates will increase in the future.

Index
In February 2024, the DOE released draft three-year cohort default rates for the 2021 federal fiscal year.  The draft cohort default rates are subject to change pending receipt of the final cohort default rates, which the DOE is expected to publish in September 2024.  The draft rates for our institutions for the 2021 federal fiscal year were zero.

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

For the 2023 fiscal year, we calculated our composite score to be 3.0. Composite scores are subject to determination by the DOE based on its review of our consolidated audited financial statements, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.  The DOE informed us in a letter dated November 3, 2023, that it calculated passing composite scores of 2.7 and 2.9 for the 2022 and 2021 fiscal years, respectively.

Index
On October 31, 2023, the DOE published final regulations with a general effective date of July 1, 2024, that, among other things, modify and substantially expand the existing list in the regulations of triggering events that could result in the DOE determining that an institution lacks financial responsibility and must submit to the DOE a letter of credit or other form of acceptable financial protection and accept other conditions on the institution’s Title IV Program eligibility.  The regulations create lists of mandatory triggering events and discretionary triggering events.

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

The final regulations increase the likelihood that the DOE could impose a financial protection requirement and other conditions on us and our institutions. The final rules require the institution to notify the DOE of a triggering event and provide information demonstrating why the event does not warrant the submission of a letter of credit or imposition of other requirements. The final rules state that, if the DOE requires financial protection as a result of more than one mandatory or discretionary trigger, the DOE will require separate financial protection for each individual trigger, which could substantially increase the amount of financial protection we and other institutions could be required to provide to the DOE.

The expanded financial responsibility regulations could result in the DOE recalculating and reducing our composite score to account for DOE estimates of potential losses under one or more of the extensive list of triggering circumstances and also could result in the imposition of conditions and requirements, including a requirement to provide one or more letters of credit or other forms of financial protection.

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

On January 11, 2018, the DOE sent letters to our then existing Columbia, Maryland and Iselin, New Jersey institutions requiring each institution to submit a letter of credit to the DOE based on findings of late returns of Title IV Program funds in the annual Title IV Program compliance audits submitted to the DOE for the fiscal year ended December 31, 2016.  Accordingly, we submitted letters of credit in the amounts of $0.5 million and $0.1 million to the DOE by the February 23, 2018, deadline and we continue to comply with the letter of credit requirement.  By letter dated February 16, 2021, the DOE notified us that our Columbia and Iselin institutions failed to comply with the refund requirements based on their 2017, 2018, and 2019 audits.  Consequently, the DOE has required us to maintain with the DOE a letter of credit in the amount of $600,020.  The DOE extended the expiration date of this letter of credit until January 31, 2025 based on its conclusion that the compliance audits for the three institutions for 2020 through 2022 contained compliance findings related to refunds even though many of the audits did not contain late refund findings.

Index
More recently, the DOE commenced a negotiated rulemaking process and scheduled meetings for January through March 2024 for a negotiated rulemaking committee to discuss proposed regulations on a number of topics including plans to amend the regulations on the requirements for institutions to return unearned Title IV funds to students who withdraw from their educational programs before completing them.  The proposals including rules that if adopted in their current form would address refunds for students who do not begin attendance at the school or who withdraw from school, the requirement to determine the date a student withdrew from school, the requirement to take attendance in distance education programs, the refund calculations for clock hour programs, and the calculation of withdrawal dates and refunds for programs provided in modules.  We cannot predict the ultimate timing or content of any new regulations that might emerge from this process.  See Part I, Item 1. “Business - Regulatory Environment – Negotiated Rulemaking.”

Negotiated Rulemaking.  The DOE initiated rulemaking on several topics in January 2022 and, after delaying the process, announced in January 2023 its intention to reinitiate the rulemaking process on topics including gainful employment, financial responsibility, administrative capability, certification procedures, ability to benefit, and improving income-driven repayment of loans. On May 19, 2023, the DOE published a notice of proposed rulemaking in the Federal Register that included proposed regulations on topics including gainful employment, financial responsibility, administrative capability, certification, and ability to benefit. On October 10, 2023, the DOE published the final gainful employment regulations which have a general effective date of July 1, 2024.  See Part I, Item 1. “Business - Regulatory Environment – Gainful Employment.”  On October 31, 2023, the DOE published final regulations regarding financial responsibility, administrative capability, certification standards and procedures, and ability to benefit. The regulations have a general effective date of July 1, 2024.  See Part I, Item 1. “Business - Regulatory Environment – Financial Responsibility,” “Regulatory Environment – Administrative Capability,” and “Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

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

The DOE commenced negotiated rulemaking meetings during October through December 2023 aimed at developing new regulations related to providing student debt relief. The meetings are expected to lead to the publication of proposed regulations in 2024 and, after a period of public notice and comment, final regulations. The rulemaking process is in its earliest stages. We cannot predict the timing, content, or potential impact of any final regulations that might emerge from this process.

The DOE also commenced a new negotiated rulemaking process with meetings scheduled for January through March 2024 on several topics including state authorization, accreditation, return of unearned Title IV Program funds for students who withdraw from school without completing their educational programs, cash management, and distance education.  See Part I, Item 1. “Business – Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” and “Regulatory Environment – Return of Title IV Program Funds.”  The cash management rules if adopted in their proposed forms would, among other things, change the rules for calculating and paying credit balances and late disbursements to students and eliminate the provision allowing institutions to include the cost of books and supplies as part of tuition and fees.  The distance education rules if adopted in their proposed forms would, among other things, create a virtual location for institutions that includes all students who are being instructed primarily through distance education and prohibit asynchronous delivery of clock hour distance education programs.  If the DOE publishes final regulations by November 1, 2024, the regulations typically would have a general effective date of July 1, 2025.  If they are published after November 1, 2024, the regulations typically would have a general effective date of July 1, 2026 or a later date.  We cannot predict the ultimate timing, content, and impact of the proposed and final regulations on all of these topics or of any regulations the DOE may propose in the future.  Some of the new and proposed regulations are expected to impose a broad range of additional requirements on institutions and especially on for-profit institutions like our schools.  In turn, the new and proposed regulations are likely to increase the possibility that our schools could be subject to additional reporting requirements, to potential liabilities and sanctions such as letter of credit amounts, and to potential loss of Title IV eligibility if our efforts to modify our operations to comply with the new regulations are unsuccessful.

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

Index
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

School Acquisitions/Change of Control. When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership resulting in a “change of control” as defined by the DOE. Upon such a change of control, a school's eligibility to participate in Title IV Programs is generally suspended until it has applied for recertification by the DOE as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation.  Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions.  The DOE has recently published final regulations with a general effective date of July 1, 2023 concerning change of control which, among other things, expand the requirements applicable to school acquisitions in ways that could make it more difficult to acquire additional schools.

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

Opening Additional Schools and Adding Educational Programs.    For-profit educational institutions must be authorized by their state education agencies and be fully operational for two years before applying to the DOE to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable DOE eligibility requirements. Our strategic plans for future expansion are based, in part, on our ability to open new schools as additional locations of our existing institutions and take into account the applicable approval requirements of the DOE and our other regulatory agencies.

A student may use Title IV Program funds only to pay the costs associated with enrollment in an eligible educational program offered by an institution participating in Title IV Programs. Generally, unless otherwise required by the DOE or by DOE regulations, an institution that is eligible to participate in Title IV Programs may add a new educational program without DOE approval. However, institutions that are provisionally certified may be required to obtain approval of new educational programs.   Our institutions are provisionally certified and required to obtain prior DOE approval of new locations and of new educational programs.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. Our expansion plans are based, in part, on our ability to add new educational programs at our existing schools.

Index
Some of the state education agencies and our accrediting commission also have requirements that may affect our schools' ability to open a new campus, establish an additional location of an existing institution or begin offering a new educational program.  The DOE has published final regulations that further restrict the ability of some schools – such as schools that are provisionally certified – to add new locations or educational programs, which could impact our ability to make such changes if we are provisionally certified or subject to other criteria in the regulations.

Closed School Loan Discharges. The DOE may grant closed school loan discharges of federal student loans based upon applications by qualified students. The DOE also may initiate discharges on its own for students who have not reenrolled in another Title IV Program eligible school within three years after the closure and who attended campuses that closed on or after November 1, 2013, as did some of our former campuses. If the DOE discharges some or all of these loans, the DOE may seek to recover the cost of the loan discharges from us. As noted above, the DOE published final regulations on November 1, 2022 with a general effective date of July 1, 2023 on a variety of topics, including closed school loan discharges (and, among other things, the reintroduction of automatic closed school loan discharges), which will make it easier for borrowers to obtain discharges of their loans and for the DOE to recover liabilities from institutions.  We cannot predict with certainty any additional closed school loan discharges that the DOE may approve or the liabilities that the DOE may seek from us for campuses that have closed in the past or any possible school closures in the future.

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

The DOE published final regulations on October 31, 2023 that, among other issues, expand the scope of the administrative capability regulations to include other requirements (such as, for example, providing adequate financial aid counseling and career services, ensuring the availability of clinical and externship opportunities, the disbursement of Title IV funds in a timely manner, compliance with high school diploma requirements, preventing substantial misrepresentations, complying with gainful employment requirements, and avoiding significant negative actions with a federal, state, or accrediting agency).  The regulations have a general effective date of July 1, 2024. Failure by us to satisfy any of these or other administrative capability criteria could cause our institutions to be subject to sanctions or other actions by the DOE including the loss of eligibility to participate in Title IV Programs, which would have a significant impact on our business and results of operations.

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

Compliance with Regulatory Standards and Effect of Regulatory Violations.  Our schools are subject to audits, program reviews, site visits, and other reviews by various federal and state regulatory agencies, including, but not limited to, the DOE, the DOE’s Office of Inspector General (“OIG”), state education agencies and other state regulators, the VA and other federal agencies (such as, for example, the FTC or the CFPB), and by our accrediting commissions. In addition, each of our institutions must retain an independent certified public accountant to conduct an annual compliance audit of the institution’s administration of Title IV Program funds. The institution must submit the resulting annual compliance audit report to the DOE for review.  The annual compliance audit reports for our institutions contain findings on topics that were the subject of findings in prior audits although the amount of questioned funds in the reports are immaterial.  The reoccurrence of findings in our compliance audit reports could result in the DOE initiating an adverse action against one or more of our institutions.  Significant violations of Title IV Program requirements by any of our institutions could become the basis for the DOE to impose liabilities on us or initiate an adverse action to limit, suspend, terminate, revoke, or decline to renew the participation of the affected institution in Title IV Programs or to seek civil or criminal penalties. Generally, a termination of Title IV Program eligibility extends for 18 months before the institution may apply for reinstatement of its participation. Some of the findings in the annual Title IV Program compliance audits for some of our institutions resulted in the DOE placing those institutions on provisional certification.  See Part I. Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

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

Consumer Protection Laws and Scrutiny of the For-Profit Postsecondary Education Sector.  As a post-secondary educational institution, we are subject to a broad range of consumer protection and other laws, such as recruiting, marketing, the protection of personal information, student financing and payment servicing, enforced by federal agencies such as the FTC and CFPB and various state agencies and state attorneys general. We devote significant effort to complying with state and federal consumer protection laws.  In recent years, Congress, the DOE, state legislatures and regulatory agencies, accrediting agencies, the CFPB, the FTC, the SEC, the Department of Justice, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and other inquiries have occurred regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports have been issued that are highly critical of for-profit colleges and universities.

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

Index
In addition to Title IV Programs and other government-administered programs, all of our schools offer extended financing programs to their students.  This extension of credit helps fill the gap between what the student receives from all financial aid sources and what the student may need to cover the full cost of his or her education. Students or their parents can apply to a number of different unaffiliated lenders for this funding at current market interest rates.  In such regard, we are required to comply with applicable federal and state laws related to certain consumer and educational loans and credit extensions, which may be subject to the supervisory authority of the CFPB.

Coronavirus Aid, Relief, and Economic Security (“CARES”).  In response to the COVID-19 pandemic, in 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, providing a $2.0 trillion federal economic relief package of financial assistance and other relief to individuals and businesses impacted by the pandemic.

Among other things, the CARES Act includes a $14 billion Higher Education Emergency Relief Fund (“HEERF”) funds for the DOE to distribute directly to institutions of higher education.  The DOE has allocated funds to each institution of higher education based on a formula contained in the CARES Act. The formula is heavily weighted toward institutions with large numbers of Pell Grant recipients. The DOE allocated $27.4 million to our schools distributed in two equal installments and required them to be utilized by April 30, 2021 and May 14, 2021, respectively. The Company has distributed the full $13.7 million of its first installment as emergency grants to students and has utilized the full $13.7 million of its second installment. If the funds are not spent or accounted for in accordance with applicable requirements, we could be required to return funds or be subject to other sanctions.   See Part I, Item 1. “Business - Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations.”

Coronavirus Response and Relief Supplemental Appropriations Act, 2021 (“CRRSAA”) and ARPA.  On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law.  This annual appropriations bill contained the CRRSAA. which provided an additional $81.9 billion to the Education Stabilization Fund including $22.7 billion for the HEERF, which were originally created by the CARES Act in March 2020.  The higher education provisions of the CRRSAA are intended in part to provide additional financial assistance benefitting students and their postsecondary institutions in the wake of the spread of COVID-19 across the country and its impact on higher educational institutions.  In March 2021, the $1.9 trillion American Rescue Plan Act of 2021 (“ARPA”) was signed into law. Among other things, the ARPA provides $40 billion in relief funds that will go directly to colleges and universities with $395.8 million going to for-profit institutions.  The DOE allocated a total of $24.4 million to our schools from the funds made available under CRRSAA and ARPA.  As of December 31, 2022, the Company has drawn down and distributed to our students $14.8 million of these allocated funds.  The availability of the remainder of the funds has expired as of June 30, 2023, and the Company will no longer have access to such funds.  Failure to comply with requirements for the usage and reporting of these funds could result in requirements to repay some or all of the allocated funds and in other sanctions.

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

RISKS RELATED TO OUR INDUSTRY

Our failure to comply with the extensive regulatory requirements applicable to our participation in Title IV Programs and our school operations could result in financial penalties, restrictions on our operations and loss of external financial aid funding, which could affect our revenues and impose significant operating restrictions upon us.

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

Index
If we are found to have not satisfied the HEA or the DOE's requirements for Title IV Programs funding, one or more of our institutions, including its additional locations, could be limited in its access to, or lose, Title IV Program funding, which could adversely affect our revenue, as we received approximately 81% of our revenue (calculated based on cash receipts) from Title IV Programs during the fiscal year ended December 31, 2023, and have a significant impact on our business and results of operations.  If we or any of our schools fail to comply with applicable federal, state, or accrediting agency requirements, our regulators could take a variety of adverse actions against us, and our schools could be subject to, among other things, a) the loss of, or placement of material restrictions or conditions on (i) state licensure or accreditation, (ii) eligibility to participate in and receive funds under the Title IV Programs or other federal or state financial assistance programs, or (iii) capacity to grant degrees, diplomas and certificates or b) the imposition of liabilities or monetary penalties, any of which could have a material adverse effect on academic or operational initiatives, revenues or financial condition, and impose significant operating restrictions upon us. See Part I, Item 1. “Business – Regulatory Environment – Compliance with Regulatory Standards and Effect of Regulatory Violations” and “Business – Regulatory Environment – Other Financial Assistance Programs.”

If we fail to demonstrate “administrative capability” to the DOE, our business could suffer.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs, and the DOE recently published new regulations that expand the number and scope of these criteria. For a description of these criteria, see Part I, Item 1. “Business - Regulatory Environment – Administrative Capability.”

If we are found not to have satisfied the DOE’s “administrative capability” requirements, or to have otherwise failed to comply with one or more DOE requirements, one or more of our institutions and its additional locations could be limited in its access to, or lose, Title IV Program funding.  This could adversely affect our revenue, as we received approximately 81% of our revenue (calculated based on cash receipts) from Title IV Programs in 2023, which would have a significant impact on our business and results of operations.  The DOE has placed all of our institutions on provisional certification based on findings in recent audits of the institutions’ Title IV compliance that the DOE alleges identified deficiencies in regulations related to DOE regulations regarding an institutions’ level of administrative capability.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”

Congress and the DOE may make changes to the laws and regulations applicable to, or reduce funding for, Title IV Programs, which could reduce our student population, revenues or profit margin.

Congress periodically revises the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. We cannot predict what, if any, legislative or other actions will be taken or proposed by Congress in connection with the reauthorization of the HEA or other such activities of Congress, although Congress recently made a change to the 90/10 Rule that will make it harder for schools like ours that are subject to the rule to comply with the rule. See Part I, Item 1. “Business - Regulatory Environment – Congressional Action.”  Because a significant percentage of our revenues is derived from the Title IV Programs, any action by Congress or the DOE that significantly reduces funding for Title IV Programs or that limits the ability of our schools, programs, or students to receive funding through such programs or that imposes new restrictions upon our business or operations could reduce our student enrollment and our revenues, increase our administrative costs, require us to arrange for alternative sources of financial aid for our students, and require us to modify our practices in order to fully comply.  In addition, current requirements for Title IV Program participation may change or the present Title IV Programs could be replaced by other programs with materially different eligibility requirements.  The potential for changes that may be adverse to us and other for-profit schools like ours may increase as a result of changes in political leadership.  The DOE continues to engage in a process to establish new regulations that have increased, and will continue to increase, the number and scope of regulatory requirements applicable to our schools.  See Part I, Item 1.  “Business – Regulatory Environment – Negotiated Rulemaking.”  If we cannot comply with the provisions of the HEA and the regulations of the DOE, as they may be revised, or if the cost of such compliance is excessive, or if funding is materially reduced, our revenues or profit margin could be materially adversely affected.

We could be subject to liabilities, letter of credit requirements, and other sanctions under the DOE’s Borrower Defense to Repayment regulations.

The DOE’s current Borrower Defense to Repayment regulations establish processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans based on certain acts or omissions by the institution or a covered party. The current regulations also establish processes for the DOE to seek recovery from the institution of the amount of discharged loans. The regulations regarding Borrower Defense to Repayment and regarding closed school loan discharges are extensive and generally make it easier for borrowers to obtain discharges of student loans and for the DOE to assess liabilities and other sanctions on institutions based on the loan discharges.  The implementation and enforcement of these Borrower Defense to Repayment and closed school loan discharge regulations could have a material adverse effect on our business and results of operations.  See Part I, Item 1. “Business - Regulatory Environment – Borrower Defense to Repayment Regulations” and “Business – Regulatory Environment – Closed School Loan Discharges.”

Index
The U.S. District Court for the Northern District of California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) has approved a class action settlement that could result in the granting of all borrower defense applications submitted to the DOE concerning our institutions and, potentially, could lead to the DOE seeking recoupment from us of all loan amounts in the granted applications, even though we have appealed the District Court’s judgment approving the settlement.

On June 22, 2022, the plaintiff student loan borrowers in a class action against the DOE in federal court in California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) and the DOE announced a proposed settlement agreement to resolve claims that the DOE has failed to timely decide Borrower Defense to Repayment applications submitted to the DOE.  The proposed settlement included three categories of relief for student loan borrowers.  First, it set forth a list of approximately 150 institutions, including Lincoln Technical Institute and Lincoln College of Technology, and, under the settlement, the DOE would agree to discharge loans and refund prior loan payments to class members with loan debt associated with an institution on the list (which includes Lincoln institutions).  The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools.  Second, the proposed settlement included new procedures for DOE to resolve pending borrower defense claims associated with other schools not on the list.  Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full.

At the time the plaintiffs and DOE announced the proposed settlement, Lincoln was not a party to the lawsuit and none of the named plaintiffs had attended a Lincoln institution.  In August 2022, Lincoln and three other schools were granted permission to intervene in the lawsuit to protect their interests in the finalization and implementation of any settlement agreement the court might approve.  In October 2022, the four intervening schools, including Lincoln, filed objections to the final approval of the settlement, asserting reputational harms from the schools’ inclusion on the settlement’s list of schools and denial of schools’ due process rights under the DOE’s borrower defense regulations.

On November 16, 2022, the federal district court overruled the four schools’ objections and approved the settlement as proposed.  As a result of this final approval, the DOE has estimated that approximately 196,000 student loan borrowers who attended one of the listed schools (including Lincoln institutions) will receive automatic student loan discharges; that another approximately 100,000 student loan borrowers who attended other schools not on the list would receive decisions under new procedures; and that approximately 250,000 student loan borrowers who submitted borrower defense applications between June 22, 2022 and November 16, 2022 would receive decisions under the DOE’s 2016 regulatory standards within 36 months or else receive automatic student loan discharges.

On January 13, 2023, Lincoln appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  Two of the three other intervenor schools also appealed on the same date.  The three appealing schools also sought to stay the implementation of the settlement while their appeals were being decided, but the requested stay was denied by the district court, the Ninth Circuit, and the U.S. Supreme Court.  As a result, the DOE is implementing the settlement relief while the three schools appeal the settlement’s final approval.

Lincoln and the two other appealing schools filed their opening appellate brief in the Ninth Circuit on May 3, 2023.  The plaintiffs and the DOE filed their opposition appellate briefs on August 2, 2023.  Lincoln and the two other appealing schools filed their reply appellate brief on September 22, 2023.  The Ninth Circuit heard oral argument on December 5, 2023, and is currently considering the appeal.

It is not possible at this time to predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal, or whether the DOE or other agencies might take actions against Lincoln institutions before the appeal is decided.  Such actions could have a material adverse effect on our business and results of operations.  Even if the Ninth Circuit rules in our favor and if the approval of the settlement is overturned, the DOE already may have discharged by that time the loans associated with some or all of the pending applications.  We have seen evidence that the DOE already may have discharged some of the loans associated with some of the pending applications, but the DOE has not furnished definitive data to us necessary to determine the extent to which applications have been granted.  The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications.  The settlement also requires the DOE to review and decide borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions.

We cannot predict what other actions the DOE might take if the settlement is fully implemented, including the amount of borrower defense applications that the DOE might grant or the amount of any recoupment that the DOE might seek from us, if any.  We also cannot predict the outcome of any challenges we might make to such actions.

The DOE’s Gainful Employment regulations could have a significant impact on our business and results of operations.

On October 10, 2023, the DOE published final gainful employment regulations on October 10, 2023 which have a general effective date of July 1, 2024 and which establish rules for annually evaluating each of our educational programs based on the calculation of debt-to-earnings rates (an annual debt-to-earnings rate and a discretionary debt-to-earnings rate) and a median earnings measure under complex regulatory formulas outlined in the regulations.  See Part I, Item 1. “Business - Regulatory Environment – Gainful Employment.”  If one or more of our educational programs were to yield debt-to-earnings rates or a median earnings measure that do not comply with regulatory benchmarks for two of three consecutive years, we would lose Title IV eligibility for each of the impacted educational programs. The regulations will also require us to provide warnings to current and prospective students for programs in danger of losing of Title IV eligibility (which could deter prospective students from enrolling and current students from continuing their respective programs). The regulations also include provisions for providing certifications and reporting data to the DOE and providing required student disclosures related to gainful employment.

Index
The regulations include gainful employment rates and measures that will be based in part on data that is not readily accessible to us and other institutions, which make it difficult for us to predict with certainty how our educational programs will perform under the new gainful employment benchmarks and the extent to which certain programs could become ineligible for Title IV participation. The DOE released performance data at the time it published the proposed regulations that calculates rates for each school’s program while acknowledging that the methodology used to produce the calculations differs from the methodology in the proposed regulations due to limitations in data availability. Because we do not have access to all of the data that will ultimately be used under the regulations to evaluate our programs and the DOE has not made this data available, we cannot predict whether, or the extent to which, our programs could fail to comply with the new gainful employment benchmarks. Moreover, we do not have control over some of the factors that could impact the rates and measures for our programs which will limit our ability to eliminate or mitigate the impact of the regulations on us and our educational programs.  The DOE announced at the time it released the final gainful employment regulations that the first official outcome rates will be published in early 2025 and that programs that fail the same gainful employment metric in the first two years the rates are issued will become ineligible in 2026.

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

The DOE periodically issues new regulations and guidance that can have an adverse effect on our institutions. We cannot predict the timing and content of any new regulations or guidance that the DOE may seek to impose or whether and to what extent the DOE may issue new regulations and guidance that could adversely impact for-profit schools including our institutions. The DOE recently published new regulations on a variety of topics with a general effective date of July 1, 2024 and is currently engaged in additional rulemaking processes in 2024 that are expected to result in new regulations on a broad range of topics that could adversely impact institutions including our institutions. See Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking.”

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

An institution must be accredited by an accrediting commission recognized by the DOE and by applicable state educational agencies in order to participate in Title IV Programs.  See Part I, Item 1. “Business - Regulatory Environment – State Authorization” and “Business – Regulatory Environment – Accreditation.”  If any of our schools fail to comply with accrediting or state requirements, the institution and its main and/or branch campuses are subject to the loss of accreditation or state authorization or may be placed on probation or a special monitoring or reporting status which, if the noncompliance with accrediting commission requirements is not resolved, could result in loss of accreditation. If the DOE declines to continue its recognition of ACCSC in the future and if the subsequent period for obtaining accreditation from another DOE-recognized accrediting agency lapses before we obtain accreditation from another DOE-recognized accrediting agency (or if the DOE does not provide such a period for institutions to obtain other accreditation), our schools could lose their Title IV eligibility.  Loss of accreditation by any of our main campuses would result in the termination of that school’s eligibility and all of its branch campuses to participate in Title IV Programs and could cause us to close the school and its branches, which could have a significant adverse impact on our business and operations.

More recently, the DOE commenced a negotiated rulemaking process in January 2024 on a number of topics including amendments to the regulations on accreditation and state authorization  The proposals currently under discussion include amended regulations regarding the standards relating to the DOE’s recognition of accrediting agencies and using a risk-based approach for prioritizing DOE review of accreditors which could lead to heightened scrutiny of certain accreditors including our institutional accrediting body, ACCSC.  The proposals also include rules that would require accreditors to take action more quickly when they identify areas of noncompliance and limit the amount of time can be out of compliance with accreditor standards.  The proposals also would require accreditors to strengthen their standards for the review of substantive changes in certain circumstances which could increase the level of accreditor scrutiny of substantive changes at our schools.  See Part I, Item 1. “Business - Regulatory Environment – Accreditation” and “Regulatory Environment – State Authorization.”

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

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that have been credited to students who withdraw from their educational programs before completing them and must return those unearned funds in a timely manner, generally within 45 days of such student’s withdrawal. If the unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the DOE or may be otherwise sanctioned by the DOE, which could increase our cost of regulatory compliance and adversely affect our results of operations. Based upon the findings of an annual Title IV Program compliance audit of our Columbia and Iselin institutions, we are required to maintain a letter of credit in the amount of $600,020 to the DOE. More recently, the DOE is engaged in a negotiated rulemaking process on a number of topics including plans to amend the regulations on the requirements for institutions to return unearned Title IV funds to students who withdraw from their educational programs before completing them.  We cannot predict the ultimate timing, content or impact of any regulations that the DOE might publish on this topic.  See Part I, Item 1. “Business - Regulatory Environment – Return of Title IV Program Funds.”

We are subject to sanctions if we fail to comply with the DOE’s regulations regarding prohibitions against substantial misrepresentations, which could increase our cost of regulatory compliance and decrease our profit margin.

The DOE’s regulations prohibit an institution that participates in the Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the DOE. The DOE published final regulations on November 1, 2022 that, among other things, expanded the categories of conduct deemed to be a misrepresentation or substantial omission of fact and that also established new prohibitions on certain types of recruiting tactics and conduct that the DOE deems to be aggressive or deceptive.  See Part I, Item 1. “Business - Regulatory Environment – Substantial Misrepresentation.”  If the DOE determines that one of our institutions has engaged in substantial misrepresentation or other prohibited conduct, the DOE may impose sanctions or other conditions upon the institution including, but not limited to, initiating an action to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV Programs and may seek to discharge students’ loans and impose liabilities upon the institution. The regulations also could result in further scrutiny of marketing and recruiting practices by institutions like our schools and could increase the chances of the DOE finding practices to be noncompliant and imposing sanctions based on the alleged noncompliance.

All of our institutions are provisionally certified by the DOE, which may make them more vulnerable to unfavorable DOE action and place additional regulatory burdens on its operations.

All of our institutions are provisionally certified by the DOE.  See Part I, Item 1. “Business - Regulatory Environment – Regulation of Federal Student Financial Aid Programs.”  The DOE typically places an institution on provisional certification following a change in ownership resulting in a change of control, and may provisionally certify an institution for other reasons including, but not limited to, failure to comply with certain standards of administrative capability or financial responsibility. During the time when an institution is provisionally certified, it may be subject to adverse action with fewer due process rights than those afforded to other institutions.  In addition, an institution that is provisionally certified must apply for and receive approval from the DOE for certain substantive changes including, but not limited to, the establishment of an additional location, an increase in the level of academic offerings or the addition of new programs. The DOE published final regulations with a general effective date of July 1, 2024 that, among other issues, establish rules to authorize additional conditions and restrictions on provisionally certified institutions and expand existing regulations regarding administrative capability and financial responsibility.  See Part I, Item 1. “Business – Regulatory Environment – Regulation of Federal Student Financial Aid Programs.” Any adverse action by the DOE or increased regulatory burdens as a result of the provisional status of one of our institutions could have a material adverse effect on enrollments and our revenues, financial condition, cash flows and results of operations.

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

Our private education loans are subject to regulation and oversight by federal and state regulatory agencies.  The CFPB has exercised supervisory authority over private education loan providers. The CFPB has initiated investigations into the lending practices of institutions in the for-profit education sector.  Any adverse legislation, regulations, or investigations regarding private student lending could limit the availability of private student loans to our students or lead to sanctions or liabilities, which could have a significant impact on our business and operations.

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

If regulators deny, delay, or condition their approval of transactions involving a change of ownership or control of us or of institutions that we own or acquire, it could have a significant impact on our business and results of operations.

When a company acquires a school that is eligible to participate in Title IV Programs, that school undergoes a change of ownership and control that generally requires approval of the DOE and applicable accrediting and state authorizing agencies to continue to operate and participate in Title IV Programs. See Part I, Item 1. “Business - Regulatory Environment - School Acquisitions/Change of Control.”  Thus, any plans to expand our business through acquisition of additional schools and have them certified by the DOE to participate in Title IV Programs must take into account the approval requirements of the DOE and the relevant state education agencies and accrediting commissions.

Index
In addition, a change of control could occur as a result of future transactions in which the Company or our schools are involved and require our schools to obtain approval of the DOE, ACCSC, and the applicable state authorizing agencies to continue operating and participating in Title IV Programs. The DOE, most state education agencies and our accrediting commissions have standards pertaining to the change of control of schools, but these standards are not uniform. DOE regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution's parent corporation. Examples of such transactions include but are not limited to a significant purchase or disposition of stock, some corporate reorganizations, and some changes in the Board of Directors of the Company. See Part I, Item 1. “Business - Regulatory Environment - School Acquisitions/Change of Control.”  The potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our Common Stock and could have an adverse effect on the market price of our shares.  The failure to obtain applicable approvals from the DOE and other applicable regulators without delay or material condition in connection with the acquisition of a school or with a change of ownership or control of us or our schools could have a significant impact on our business and results of operations.

If regulators deny, delay, or condition their approval of new locations and educational programs at our schools,  it could have a significant impact on our business and results of operations.

Our strategic plans for future expansion are based, in part, on our ability to open new schools as additional locations of our existing institutions, to add new educational programs at our existing schools, and take into account the applicable approval requirements of the DOE and our other regulatory agencies for adding new locations and educational programs.  See Part I, Item 1. “Business - Regulatory Environment - Opening Additional Schools and Adding Educational Programs”.  Our institutions are provisionally certified and required to obtain prior DOE approval of new locations and of new educational programs.  If an institution erroneously determines that an educational program is eligible for purposes of Title IV Programs, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program.  The failure to obtain applicable approvals from the DOE and other applicable regulators without delay or material condition in connection with the addition of a new location or educational program could have a significant impact on our business and results of operations.

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

We may need to raise additional capital in the future to fund acquisitions, working capital requirements, expand our markets and program offerings or respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available to us on favorable terms, or at all.  If adequate funds are unavailable when required or on acceptable terms, we may be forced to forego attractive acquisition opportunities, or cease operations.  Even if we are able to continue our operations, our ability to increase student enrollment and revenues would be adversely affected.

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

Our total assets include a substantial amount of goodwill. In the event that our schools do not achieve satisfactory operating results, we may be required to write-off a significant portion of the goodwill which would negatively affect our results of operations.

Our total assets reflect substantial amount of goodwill. At December 31, 2023 goodwill associated with our acquisitions decreased to approximately 3.1% from 5.0% of total assets at December 31, 2022.  On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred.  In this event, the amount is written down to fair value.  Under current accounting rules, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill would negatively affect our results of operations and total capitalization, which could be material.  See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 7 Goodwill.”

Strikes by our employees may disrupt our ability to hold classes as well as our ability to attract and retain students, which could materially adversely affect our operations.  In addition, we contribute to multiemployer benefit plans that could result in liabilities to us if these plans are terminated or we withdraw from them.

As of December 31, 2023, the teaching professionals at six of our campuses are represented by unions and covered by collective bargaining agreements that expire between 2024 and 2026.  Although we believe that we have good relationships with these unions and with our employees, any strikes or work stoppages by our employees could adversely impact our relationships with our students, hinder our ability to conduct business and increase costs.

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

Index
We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in the Company collecting, using and storing substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our students may be vulnerable to computer hackers, organized cyberattacks and physical or electronic breaches or unauthorized access, acts of vandalism, ransomware, software viruses and other similar types of malicious activities.  Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A wide range of high-profile data breaches in recent years has led to renewed interest in federal data and cybersecurity legislation that could increase our costs and/or require changes in our operating procedures or systems. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.  We cannot assure you that a breach, loss, or theft of personal information will not occur.

Changes in U.S. tax laws or adverse outcomes from examination of our tax returns could have an adverse effect upon our financial results.

We are subject to income tax requirements in various jurisdictions in the United States. Legislation or other changes in the tax laws of the jurisdictions where we do business could increase our liability and adversely affect our after-tax profitability. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and the taxing authorities of various states.  We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes and we have accrued tax and related interest for potential adjustments to tax liabilities for prior years.  However, there can be no assurance that the outcomes from these tax examinations will not have a material effect, either positive or negative, on our business, financial conditions and results of operations.

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

Index
Our business could be negatively impacted by cyber and other security threats or disruptions.

Like other companies in our industry, the performance and reliability of our computer networks is essential to our existing operations, our ability to attract and retain students and our reputation.  And, like all companies that utilize technology, we face significant cybersecurity and other security threats that include, among other things, attempts to gain unauthorized access to sensitive student and employee information; attempts to compromise the integrity, confidentiality and/or availability of our systems, hardware and networks, and the information on them; insider threats; malware; ransomware; threats to the safety of our directors, officers and employees; and threats to our facilities, infrastructure and services. We are also subject to increasing government, student information and cybersecurity and other security requirements, including disclosure obligations.

We continue to invest in the cybersecurity and resiliency of our networks and products and enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. These include timely detection of incidents through monitoring, training, incident response capabilities, and mitigating cybersecurity and other risks to our data, systems and services. However, given the complex, continuing and evolving nature of cybersecurity threats and other security threats, including threats from targeting by more advanced and persistent adversaries, these efforts may not be fully effective, particularly against previously unknown vulnerabilities that could go undetected for extended periods of time. Successful attacks could lead to losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities; protracted disruptions in our operations and performance; as well as damage to our reputation as a provider of educational services.

Our students and corporate business partners to whom we entrust confidential data, and on whom we rely to provide services, face similar threats and growing requirements, including ones for which others may seek to hold us responsible. We depend on our students, suppliers, and other business partners to implement and verify adequate controls and safeguards to protect against and report cybersecurity incidents. If they fail to deter, detect or report cybersecurity incidents in a timely manner, we may suffer financial and other harm, including to our information, operations, performance, employees and reputation.

Additionally, while we maintain insurance against certain losses relating to cybersecurity threats and incidents that we believe to be at adequate levels of coverage, such coverage may not be sufficient to address an incident and we may not always be able to obtain adequate insurance to cover our losses.

We also face threats to our physical security, including to our facilities and the safety and the well-being of our people. These threats could involve terrorism, insider threats, workplace violence, civil unrest, natural disasters, damaging weather, or fires, which could adversely affect our company. Such acts could detrimentally impact our ability to perform our operations. We could also incur unanticipated costs to remediate impacts and lost business. The occurrence and impact of these various risks are difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We recognize the critical importance of maintaining the safety and security of our systems and data and we take a holistic approach to the oversight and management of cybersecurity and related risks. This approach is supported by our Board of Directors and management who are actively involved in the oversight of our risk management program.

Our cybersecurity team, which maintains our cybersecurity function, is comprised of technology and cybersecurity professionals in the information technology department, and is led by our Chief Information Officer (“CIO”), who prior to joining the Company has held positions as CIO, Chief Technology Officer (“CTO”), and other key leadership positions in the travel, finance, internet, engineering, and pharmaceutical industries. Our CIO is responsible for management of cybersecurity risk and the protection and defense of our networks and systems. The cybersecurity team has broad experience and expertise, including cybersecurity threat assessment and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance.

Like all companies that utilize technology, we face significant cybersecurity threats that include, among other things, attempts to gain unauthorized access to sensitive student and employee information;  attempts to compromise the integrity, confidentiality and/or availability of our systems, hardware and networks, and the information on them; insider threats; malware; ransomware; threats to the safety of our directors, officers and employees; and threats to our facilities, infrastructure and service.  As cybersecurity threats may arise, the cybersecurity team focuses on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of a perceived threat or possible cybersecurity incident, the cybersecurity team is trained to assess, among other factors, student safety impact, data and personal information impact, the possibility of business operations disruption, projected cost, if any, and potential for reputational harm, with support from external technical, legal and law enforcement support, as appropriate.

Index
Our Board of Directors, in coordination with our Audit Committee, is responsible for overseeing our enterprise risk management. In connection with such oversight, the Board of Directors receives periodic updates, as appropriate (and no less frequently than annually), from our CIO regarding the Company’s cybersecurity risk management processes and the risk trends related to cybersecurity. The Audit Committee assists the Board in its oversight of risks, generally and risks related to cybersecurity.

Our approach to cybersecurity risk management includes the following key elements:

• Multi-Layered Defense Technology – We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cybersecurity threats.

• Continuous Monitoring and Analysis – We utilize a third-party Security Operations Center which maintains a 24/7 monitoring system and provides comprehensive cyber threat detection and response capabilities which complements the Lincoln cybersecurity team and leverages the technology, processes and threat detection techniques used to monitor, manage, and mitigate cybersecurity threats. For additional visibility and perspective, we engage with a different third-party security firm for monthly reviews and analysis. From time to time, we engage additional third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats including formalized penetration and cybersecurity testing.

• Third Party Risk Assessments – We conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, and our standard contracts contain terms and conditions requiring certain security protections.

• Training and Awareness – We provide monthly awareness training and testing to help our employees identify, avoid and mitigate cybersecurity threats, including spear phishing and other awareness testing.

• Response Policy – We maintain a data breach response policy defining our incident analysis and response actions. This policy describes our initial actions upon learning of an incident, confirmation steps, notification to affected parties if any, risk mitigation planning, and post incident procedures.

While we have experienced minor cybersecurity threats in the past, such as spear phishing or smishing (SMS phishing), to date no such threats have materially affected the Company or our financial position, results of operations and/or cash flows.

We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information contained therein.

We maintain cybersecurity insurance coverage in amounts that we believe are adequate to address any incidents such as data destruction, extortion, theft, hacking, denial of service attacks and other such incidents.

For more information concerning the risks that we face from cybersecurity threats, please see Part I, Item IA, “Risk Factors”.

Index
ITEM 2.	PROPERTIES

As of December 31, 2023, we leased all of our facilities, except the Levittown, Pennsylvania campus, for which we entered into a sale lease-back transaction on January 30, 2024.  We continue to reevaluate our facilities to maximize our facility utilization and efficiency and to allow us to introduce new programs and attract more students. As of December 31, 2023, all of our existing leases expire between 2024 and 2045.

The following table provides information relating to our facilities as of December 31, 2023, including our corporate office:

Current Locations	Brand	Approximate Square Footage
Las Vegas, Nevada	Euphoria Institute	23,000
Columbia, Maryland	Lincoln College of Technology	111,000
Denver, Colorado	Lincoln College of Technology	213,000
Grand Prairie, Texas	Lincoln College of Technology	157,000
Indianapolis, Indiana	Lincoln College of Technology	126,000
Marietta, Georgia	Lincoln College of Technology	30,000
Melrose Park, Illinois	Lincoln College of Technology	88,000
Allentown, Pennsylvania	Lincoln Technical Institute	25,000
East Windsor, Connecticut	Lincoln Technical Institute	289,000
Iselin, New Jersey	Lincoln Technical Institute	32,000
Lincoln, Rhode Island	Lincoln Technical Institute	66,000
Mahwah, New Jersey	Lincoln Technical Institute	79,000
Moorestown, New Jersey	Lincoln Technical Institute	48,000
New Britain, Connecticut	Lincoln Technical Institute	36,000
Paramus, New Jersey	Lincoln Technical Institute	30,000
Philadelphia, Pennsylvania	Lincoln Technical Institute	30,000
Queens, New York	Lincoln Technical Institute	48,000
Shelton, Connecticut	Lincoln Technical Institute and Lincoln Culinary Institute	57,000
South Plainfield, New Jersey	Lincoln Technical Institute	60,000
Union, New Jersey	Lincoln Technical Institute	56,000
Nashville, Tennessee	Lincoln College of Technology	292,000
Parsippany, New Jersey	Corporate Office	17,000

Future Locations	Brand	Approximate Square Footage
Houston, Texas[1]	Lincoln College of Technology	100,000
Levittown, Pennsylania[3]	Lincoln Technical Institute	90,000
East Point, Georgia[4]	Lincoln Technical Institute	55,000
Nashville, Tennessee[2]	Lincoln College of Technology	120,000

We believe that our facilities are suitable for their intended purposes.

[1]
On October 31, 2023, the Company entered into a lease for approximately 100,000 square feet of space to serve as the Company’s new campus in Houston, Texas.  The lease term commenced on January 2, 2024, with an initial lease term of 21-years and 6 months with three five-year renewal options.

[2]
On October 18, 2023, the Company entered into a lease for approximately 120,000 square feet of space. to serve as the Company’s new Nashville, Tennessee campus. The lease term commenced on November 1, 2023, with an initial lease term of 15-years with two five-year renewal options.

[3]
On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and, subsequently on January 30, 2024, entered into a sale-leaseback transaction for this property. As of December 31, 2023, this property was classified as held-for-sale on the Consolidated Balance Sheets.

[4]
On June 30, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus, in East Point, Georgia. The lease term commenced in August 2022 with an initial lease term of 12 years term with two five-year renewal options.  The Company had no involvement in the construction or design of the facilities on the property and was not deemed to be in control of the asset prior to the lease commencement date.  For the year ended December 31, 2023, the Company incurred approximately $0.8 million in rent expenses.

Index
ITEM 3.	LEGAL PROCEEDINGS

On June 22, 2022, the plaintiff student loan borrowers in a class action against the DOE in federal court in California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) and the DOE announced a proposed settlement agreement to resolve claims that the DOE has failed to timely decide Borrower Defense to Repayment applications submitted to the DOE.  The proposed settlement included three categories of relief for student loan borrowers.  First, it set forth a list of approximately 150 institutions, including Lincoln Technical Institute and Lincoln College of Technology, and, under the settlement, the DOE would agree to discharge loans and refund prior loan payments to class members with loan debt associated with an institution on the list (which includes Lincoln institutions).  The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools.  Second, the proposed settlement included new procedures for DOE to resolve pending borrower defense claims associated with other schools not on the list.  Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full.

At the time the plaintiffs and DOE announced the proposed settlement, Lincoln was not a party to the lawsuit and none of the named plaintiffs had attended a Lincoln institution.  In August 2022, Lincoln and three other schools were granted permission to intervene in the lawsuit to protect their interests in the finalization and implementation of any settlement agreement the court might approve.  In October 2022, the four intervening schools, including Lincoln, filed objections to the final approval of the settlement, asserting reputational harms from the schools’ inclusion on the settlement’s list of schools and denial of schools’ due process rights under the DOE’s borrower defense regulations.

On November 16, 2022, the federal district court overruled the four schools’ objections and approved the settlement as proposed.  As a result of this final approval, the DOE has estimated that approximately 196,000 student loan borrowers who attended one of the listed schools (including Lincoln institutions) will receive automatic student loan discharges; that another approximately 100,000 student loan borrowers who attended other schools not on the list would receive decisions under new procedures; and that approximately 250,000 student loan borrowers who submitted borrower defense applications between June 22, 2022 and November 16, 2022 would receive decisions under the DOE’s 2016 regulatory standards within 36 months or else receive automatic student loan discharges.

On January 13, 2023, Lincoln appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  Two of the three other intervenor schools also appealed on the same date.  The three appealing schools also sought to stay the implementation of the settlement while their appeals were being decided, but the requested stay was denied by the district court, the Ninth Circuit, and the U.S. Supreme Court.  As a result, the DOE is implementing the settlement relief while the three schools appeal the settlement’s final approval.

Lincoln and the two other appealing schools filed their opening appellate brief in the Ninth Circuit on May 3, 2023.  The plaintiffs and the DOE filed their opposition appellate briefs on August 2, 2023.  Lincoln and the two other appealing schools filed their reply appellate brief on September 22, 2023.  The Ninth Circuit heard oral argument on December 5, 2023, and is currently considering the appeal.

It is not possible at this time to predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal, or whether the DOE or other agencies might take actions against Lincoln institutions before the appeal is decided.  Such actions could have a material adverse effect on our business and results of operations.  Even if the Ninth Circuit rules in our favor and if the approval of the settlement is overturned, the DOE already may have discharged by that time the loans associated with some or all of the pending applications.  We have seen evidence that the DOE already may have discharged some of the loans associated with some of the pending applications, but the DOE has not furnished definitive data to us necessary to determine the extent to which applications have been granted.  The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications.  The settlement also requires the DOE to review and decide borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions.

We cannot predict what other actions the DOE might take if the settlement is fully implemented, including the amount of borrower defense applications that the DOE might grant or the amount of any recoupment that the DOE might seek from us, if any.  We also cannot predict the outcome of any challenges we might make to such actions.

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

On February 29, 2024, the last reported sale price of our Common Stock on the Nasdaq Global Select Market was $10.06 per share.  As of February 29, 2024, based on the information provided by Continental Stock Transfer & Trust Company, there were 42 shareholders of record of our Common Stock.

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

The following table presents the number and average price of shares purchased during the three months ended December 31, 2023.  The remaining authorized amount for share repurchases under the program at December 31, 2023 was approximately $29.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
October 1, 2023 to October 31, 2023	-	$-	-	$29,663,667
November 1, 2023 to November 30, 2023	-	-	-	-
December 1, 2023 to December 31, 2023	-	-	-	-
Total	-	-	-

For more information on the share repurchase program, See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 12 Stockholders Equity.”

Index
Equity Compensation Plan Information

We have various equity compensation plans under which equity securities are authorized for issuance. Information regarding these securities as of December 31, 2023, is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	-	$-	127,507
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	127,507

ITEM 6.	[RESERVED]

Index
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses, in 13 states has added two additional campuses, one located in East Point, Georgia and the other in Houston, Texas.  As of December 31, 2023, these campuses were not operational however, the East Point, Georgia campus is expected to hold its first class in March of 2024 and the Houston, Texas campus is expected to become operational in the first quarter of 2026.  Lincoln Educational Services Corporation offers programs in skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs) and hospitality services and information technology (which include culinary, therapeutic massage, cosmetology and aesthetics and information technology programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  Based on trends in student demand and program expansion, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that are marked for closure and are currently being taught-out. In November, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus which has now been fully taught-out.  As of December 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus.

As of December 31, 2023, we had 13,270 students enrolled at 21 campuses.  Our average enrollment for the fiscal year ended December 31, 2023 was 12,941 students and our revenues were $378.1 million, which represented an increase of 8.6% over the prior fiscal year.  For more information relating to our revenues, profits and financial condition, please refer to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

We believe that we provide our students with the highest quality career-oriented training available for our areas of study in our markets thereby serving students, local employers and their communities. The skills gap continues to expand as talent retires faster than new employees are hired and as the need for education and training increases in all careers with the accelerating pace of technological change. We offer programs in areas of study that we believe are typically underserved by traditional providers of post-secondary education and for which we believe there exists significant demand among students and employers. Furthermore, we believe our convenient class scheduling, career-focused curricula and emphasis on job placement offer our students valuable advantages that have been previously unaddressed by the traditional academic sector. By combining virtual training with traditional classroom-based training led by experienced instructors, we believe we offer our students a unique opportunity to develop practical job skills in many of the key areas of expected job demand. We believe these job skills enable our students to compete effectively for employment opportunities and to pursue salary and career advancement.

Index
In the last two years, we have further implemented our plan of improving the student experience by, among other things, further improving our campuses.  In October 2023, the Company entered into a lease for approximately 100,000 square feet of space to serve as the Company’s new campus in Houston, Texas.  The lease term commenced on January 2, 2024, with an initial lease term of 21 years and 6 months and three five-year renewal options.  Also, in October 2023, the Company entered into a lease for approximately 120,000 square feet of space to serve as the Company’s new Nashville, Tennessee campus. The lease term commenced on November 1, 2023, with an initial lease term of 15 years and two five-year renewal options. In September 2023, the Company closed on the purchase of a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and, subsequently on January 30, 2024 closed on a sale-leaseback transaction of this property.  As of December 31, 2023, this property is classified as held-for-sale on the Consolidated Balance Sheets. In June, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus in East Point, Georgia. The lease term commenced in August 2022, with an initial lease term of 12 years and two five-year renewal options. For the year ended December 31, 2023, the Company incurred approximately $0.8 million in rent expenses. See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 6 Leases and Note 8 Real Estate Transactions.”

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

Our revenues are directly dependent on the average number of students enrolled in our schools and the courses in which they are enrolled. Our average enrollment is impacted by the number of new students starting, re-entering, graduating and withdrawing from our schools. Our diploma/certificate programs range in duration from 19 to 104 weeks, our associate’s degree programs range in duration from 69 to 92 weeks, and students attend classes for different amounts of time per week depending on the school and program in which they are enrolled. Because we start new students every month, our total student population changes monthly. The number of students enrolling or re-entering our programs each month is driven by the demand for our programs, the effectiveness of our marketing and advertising, the availability of financial aid and other sources of funding, the number of recent high school graduates, the job market and seasonality. Our retention and graduation rates are influenced by the quality and commitment of our teachers and student services personnel, the effectiveness of our programs, the placement rate and success of our graduates and the availability of financial aid and other sources of funding. Although similar courses have comparable tuition rates, the tuition rates vary among our numerous programs.

The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The largest of these programs are Title IV Programs which represented approximately 81% and 74% of our revenue on a cash basis while the remainder is primarily derived from state grants and cash payments made by students during fiscal years 2023 and 2022, respectively.  The HEA requires institutions to use the cash basis of accounting when determining its compliance with the 90/10 Rule.  See Part I, Item 1. “Business - Regulatory Environment.”

We extend credit for tuition and fees to many of our students that attend our campuses. Our credit risk is mitigated by the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt by us of Title IV Program funds for those students. Under Title IV Programs, the government funds a certain portion of a student’s tuition, with the remainder, referred to as “the gap,” financed by the students themselves under third party private party loans and once these financial options have been fully exhausted, the Company may offer extended payment plans. The gap amount has continued to increase over the last several years as we have raised tuition on average for the last several years by 2-3% per year.

The additional extension of credit that we are providing to students may expose us to greater credit risk and can impact our liquidity. However, we believe that these risks are somewhat mitigated by the following:

•
our internal extension of credit is provided to students only after all other funding resources have been exhausted; thus, by the time this funding is available, students have completed approximately two-thirds of their curriculum and are more likely to graduate and, as a consequence, more likely to pay outstanding tuition amounts;

•	funding for students who interrupt their education is typically covered by Title IV Program funds as long as they have been properly packaged for financial aid.

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

Index
Real Estate Transactions

Purchase and Sale-leaseback Transaction – Philadelphia, Pennsylvania Area Campus

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and on January 30, 2024, the Company has subsequently entered into a sale-leaseback transaction for this property. The Company plans to invest approximately $15.0 million, net of the tenant improvement allowance, in the buildout of new classrooms and training areas. As of December 31, 2023, the new campus is classified as held-for-sale on the Consolidated Balance Sheets. See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 19 Subsequent Events”.

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, L.L.C., a subsidiary of the Company, entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the nearly 16-acre property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”).

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for approximately $33.8 million pursuant to the Nashville Contract. The net proceeds from the Nashville sale, net of closing costs, are available for working capital, acquisitions, other strategic initiatives, and general corporate purposes.  In connection with the sale, the parties entered into a lease agreement allowing Lincoln to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months plus options to extend the lease for up to three consecutive 30-day terms at $150,000 per extension term.  The carrying value of the campus is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period was approximately $2.3 million at the consummation of the lease.  As of December 31, 2023, approximately $1.3 million remains and is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

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

Allowance for Credit Losses.  On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  As a result of the adoption, the Company has revised the way in which it calculates reserves on outstanding student accounts receivable balances.  Details considered by management in the estimate include the following:

Index
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

Management makes a series of assumptions to determine what is believed to be the appropriate level of allowance for credit losses. Management determines a reasonable and supportable forecast based on the expectation of future conditions over a supportable forecast period as described above, as well as qualitative adjustments based on current and future conditions that may not be fully captured in the historical modeling factors described above. All of these estimates are susceptible to significant change.

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

Our bad debt expense as a percentage of revenues for the fiscal years ended December 31, 2023 and 2022 was 11.0% and 10.0%, respectively.  A 1% increase in our bad debt expense as a percentage of revenues for the fiscal years ended December 31, 2023 and 2022 would have resulted in an increase in bad debt expense of $3.8 million and $3.5 million, respectively.

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

As of December 31, 2023, goodwill was approximately $10.7 million, or 3.1%, of our total assets.

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

On June 8, 2023, the Company consummated the sale of its Nashville, Tennessee property (see Part II. Item 8. “Financial Statements and Supplemental Data” - Notes to Consolidated Financial Statements – Note 8 Real Estate Transactions”).  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill.  For the year ended December 31, 2022, there were no impairments related to goodwill.

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

As a result of the Nashville sale discussed above, the Company also recorded a pre-tax non-cash impairment charge of $0.4 million relating to long-lived assets.

On December 31, 2022, as a result of impairment testing it was determined that there was a long-lived asset impairment of $1.0 million.  The impairment was the result of an assessment of the current market value, as compared to the carrying value of the assets.

Income taxes.  The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the fiscal years ended December 31, 2023 and 2022, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

Index
Results of Operations for the Two Years Ended December 31, 2023 and December 31, 2022

The following table sets forth selected consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended Dec 31,
	2023	2022
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.9%	42.7%
Selling, general and administrative	55.3%	52.4%
Gain on sale of assets	-8.2%	-0.1%
Impairment of goodwill and long-lived assets	1.1%	0.3%
Total costs and expenses	91.2%	95.3%
Operating income	8.8%	4.7%
Interest expense, net	0.6%	0.0%
Income from operations before income taxes	9.4%	4.7%
Provision for income taxes	2.6%	1.1%
Net income	6.8%	3.6%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Results of Operations

Revenue.  Revenue increased $29.8 million, or 8.6% to $378.1 million for the fiscal year ended December 31, 2023 from $348.3 million in the prior year comparable period.  Excluding the Transitional segment revenue of $1.5 million and $6.8 million for the fiscal year ended December 31, 2023 and 2022, respectively, our revenue would have increased $35.2 million, or 10.3%. The remaining increase in revenue was driven by several factors including student start growth of 11.4% and an increase in average revenue per student of 8.0%, driven in part by the continuing rollout of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.

Educational services and facilities expense.  Our educational services and facilities expense increased $13.5 million, or 9.1% to $162.3 million for the fiscal year ended December 31, 2023 from $148.7 million in the prior year comparable period.  Excluding the Transitional segment educational services and facilities expense of $1.9 million and $3.2 million for the fiscal year ended December 31, 2023 and 2022, respectively, our educational services and facilities expense would have increased $14.9 million, or 10.2%.   Increased costs were primarily concentrated in instructional expense, facilities expense and books and tools expense.

Instructional expenses increased $7.0 million, driven primarily by higher instructional salaries resulting from higher staffing levels due to increases in our student population and merit salary increases.  In addition, the Company is experiencing higher staffing levels at several campuses that have launched the hybrid teaching model as the Company is providing instruction through both the new and traditional learning models for an interim period of time.  Further increases resulted from student testing, primarily relating to our nursing program and increased consumables costs driven by a higher student population and inflation.

Facilities expense increased by approximately $4.5 million, driven primarily by a $2.4 million increase in rent expense relating to lease extensions at several campuses, additional space taken at one of our campuses, and non-cash rent expense relating to the new East Point, Georgia campus and the sale-leaseback of our existing Nashville, Tennessee property.  In connection with the sale of the Nashville, Tennessee property, the Company entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months.  At the consummation of the sale, the Company took the fair value of the 15 month rent free period, valued at $2.3 million, and included the balance in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.  During the 15-month rent-free period, the Company will straight-line the expense until the rent-free period has expired.  Also contributing to the increased costs were higher utility expense driven by inflation and an increase in repairs and maintenance at several campuses.

Books and tools expense increased $3.0 million, driven by a 11.4% increase in student starts year-over-year and vendor price increases.

Educational services and facilities expense, as a percentage of revenue, increased to 42.9% from 42.7% for the fiscal years ended December 31, 2023 and 2022, respectively.

Index
Selling, general and administrative expense.  Our selling, general and administrative expense increased $26.7 million, or 14.7% to $209.1 million for the fiscal year ended December 31, 2023, from $182.4 million in the prior year comparable period.  Excluding the Transitional segment selling, general and administrative expense of $1.5 million and $4.1 million for the fiscal year ended December 31, 2023 and 2022, respectively, our selling general and administrative expense would have increased $29.3 million, or 16.4%.   Increased costs were driven by the following:

Administrative costs increased $20.8 million, driven by several factors including a) an increase in performance-based incentives driven by improved financial performance above plan, b) increased stock-based compensation due to achieving financial targets, c) additional bad debt expense driven by revenue growth of $35.2 million and a slight deterioration in collection rates and d) higher legal costs.  In addition, in December of the current year, the Company provided all employees, who are not part of the Company’s bonus incentive plan with a holiday bonus.

Marketing investments increased $4.4 million, helping drive additional student starts, up 11.4% year-over-year.  Increased investments were driven in part by continued incremental marketing support for the two new programs that were launched in the third quarter, which included Medical Assistant at our Columbia, MD campus and Electrical & Electronic Systems Technology at our Grand Prairie, TX campus.  Marketing investment in the fourth quarter also included the start of an awareness building media campaign for the new East Point, GA campus that is projecting to hold its initial program start in the first quarter of 2024.  Despite additional investments in marketing for the year, the total cost to obtain a student remained flat demonstrating the effectiveness of the current marketing campaign.

Student services increased $2.7 million, primarily resulting from costs associated with an increased student population.

Selling, general and administrative expense, as a percentage of revenue, increased to 55.3% from 52.4% for the fiscal year ended December 31, 2023 and 2022, respectively.

Gain on sale of assets. Gain on sale of assets was $30.9 million, for the fiscal year ended December 31, 2023 resulting from the sale of the Company’s Nashville, Tennessee property during the second quarter of 2023.  Net proceeds from the sale were approximately $33.3 million.

Gain on sale of assets was $0.2 million for the fiscal year ended December 31, 2022, resulting from the sale of the Suffield, Connecticut campus during the second quarter of 2022.  Net proceeds from the sale were approximately $2.4 million.

Impairment of goodwill and long-lived assets.  Impairment of goodwill and long-lived assets was $4.2 million for the fiscal year ended December 31, 2023 driven by the sale the Nashville, Tennessee property on June 8, 2023.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations, and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets.

For the fiscal year ended December 31, 2022, as a result of the Company’s annual test of goodwill and long-lived assets, it was determined that there was sufficient evidence to conclude that a $1.0 million impairment existed.  The impairment was the result of an assessment of the current market value, as compared to the current carrying value of the assets.  Approximately $0.6 million of the Company’s ROU asset was impaired in addition to $0.4 million of long-lived assets.

Net interest income.  Net interest income was $2.3 million for the fiscal year ended December 31, 2023 compared to $0.2 million in the prior year comparable period.  The increase in net interest income was primarily driven by the Company’s investment of its cash reserves into various short-term investments for the full fiscal year ended December 31, 2023, compared to investing cash reserves in the fourth quarter of the prior year.  The current year net interest income is partially offset by approximately $0.2 million of additional interest expense relating to a finance lease obligation for our new Nashville, Tennessee property.

Income taxes.  Our income tax provision for the year ended December 31, 2023 was $9.6 million, or 27.1% of pre-tax income compared to $3.8 million, or 23.1% of pre-tax income in the prior year.  During the year ended December 31, 2023, the increase in effective tax rate was mainly due to a lesser tax benefit derived from restricted stock vesting and higher pre-tax income.

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

Index
Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of December 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus.  The campus has been fully taught-out and total costs to close the campus were approximately $2.0 million.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

The following table presents results for the activity for our reportable operating segments for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	% Change
Revenue:
Campus Operations	$376,602	$341,440	10.3%
Transitional	1,468	6,847	-78.6%
Total	$378,070	$348,287	8.6%

Operating Income (Loss):
Campus Operations	$47,579	$49,524	-3.9%
Transitional	(1,914)	(430)	-345.1%
Corporate	(12,307)	(32,816)	62.5%
Total	$33,358	$16,278	104.9%

Starts:
Campus Operations	16,199	14,541	11.4%
Transitional	-	379	-100.0%
Total	16,199	14,920	8.6%

Average Population:
Campus Operations	12,875	12,602	2.2%
Transitional	66	292	-77.4%
Total	12,941	12,894	0.4%

End of Period Population:
Campus Operations	13,270	12,196	8.8%
Transitional	-	192	-100.0%
Total	13,270	12,388	7.1%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Campus Operations
Operating income was $47.6 million and $49.5 million for the fiscal years ended December 31, 2023 and 2022, respectively.  The change year-over-year was mainly driven by the following factors:

•
Revenue increased $35.2 million, or 10.3% to $376.6 million for the fiscal year ended December 31, 2023 from $341.4 million in the prior year comparable period.  The increase in revenue was driven by several factors including student start growth of 11.4% and an increase in average revenue per student of 8.0%, driven in part by the continuing rollout of the Company’s hybrid teaching model in combination with tuition increases.  The Company’s hybrid teaching model increases program efficiency and delivers accelerated revenue recognition in certain evening programs.

•
Educational services and facilities expense increased $14.8 million, or 10.2% to $160.4 million for the fiscal year ended December 31, 2023 from $145.6 million in the prior year comparable period.  Increased costs were primarily concentrated in instructional, facilities expense, and books and tools expense.

o
Instructional expenses increased $7.0 million, driven primarily by higher instructional salaries resulting from higher staffing levels due to increases in our student population and merit salary increases.  In addition, the Company is experiencing higher staffing levels at several campuses that have launched the hybrid teaching model as the Company is providing instruction through both the new and traditional learning models for an interim period of time.  Further increases resulted from student testing, primarily relating to our nursing program and increased consumables costs driven by a higher student population and inflation.

Index
o
Facilities expense increased by approximately $4.5 million, driven primarily by a $2.4 million increase in rent expense relating to lease extensions at several campuses, additional space taken at one of our campuses, and non-cash rent expense relating to the new East Point, Georgia campus and the sale-leaseback of our existing Nashville, Tennessee property.  In connection with the sale of the Nashville, Tennessee property, the Company entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months.  At the consummation of the sale, the Company took the fair value of the 15-month rent free period, valued at $2.3 million, and included the balance in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.  During the 15-month rent-free period, the Company will straight-line the expense until the rent-free period has expired.  Also contributing to the increased costs were higher utility expense driven by inflation and an increase in repairs and maintenance at several campuses.

o	Books and tools expense increased $3.0 million, driven by a 11.4% increase in student starts year-over-year.

•
Selling, general and administrative expense increased $19.1 million, or 13.1% to $164.4 million for the fiscal year ended December 31, 2023, from $145.3 million in the prior year comparable period.  The increase was primarily driven by an increase in administrative costs, marketing investments and student services, all of which are discussed above in the Consolidated Results of Operations.

•
Impairment of goodwill and long-lived assets was $4.2 million and $1.0 million for the fiscal years ended December 31, 2023 and 2022, respectively, as discussed above in the Consolidated Results of Operations.

Transitional
On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property has exercised an option to terminate the lease on December 8, 2023 and the Company has since determined not to pursue relocating the campus in this geographic region.  The campus has been fully taught-out, and total costs to close the campus were approximately $2.0 million.

•	Revenue decreased $5.3 million, or 78.6% to $1.5 million for the fiscal year ended December 31, 2023, from $6.8 million in the prior year comparable period.

•	Total operating expenses decreased $3.9 million, or 53.6% to $3.4 million for the fiscal year ended December 31, 2023, from $7.3 million in the prior year comparable period.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $43.2 million and $33.0 million after excluding a $30.9 million gain in the current year, resulting from the sale of our Nashville, Tennessee property and a $0.2 million gain in the prior year driven by the sale of our former campus property in Suffield, Connecticut.  Increased costs were driven by several factors including additional performance-based incentives, stock-based compensation, and an increase in legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities, prior to the termination thereof (described below), borrowings under our credit facility.  The following chart summarizes the principal elements of our cash flow for each of the two fiscal years in the period ended December 31, 2023:

	Cash Flow Summary
	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$25,558	$882
Net cash provided by (used in) investing activities	$7,369	$(21,354)
Net cash used in financing activities	$(2,945)	$(12,548)

Index
As of December 31, 2023, the Company had $80.3 million in cash and cash equivalents and restricted cash, compared to $50.3 million in cash and cash equivalents and restricted cash, including $14.7 million in short-term investments as of December 31, 2022.  The change in cash position from prior year was primarily driven by several factors including the sale of our Nashville, Tennessee property, which yielded approximately $33.3 million in proceeds, cashflow generated from operations of $25.9 million, and an increase of $2.1 million relating to additional interest income driven by the investment of cash reserves into various short-term investment vehicles during the year ended December 31, 2023.  Partially offsetting the increase in cash position were investments of $41.2 million in capital expenditures, which includes the buildout of the new East Point, Georgia campus and the purchase of the new Levittown, Pennsylvania property for approximately $10.2 million on September 28, 2023.   Also contributing to the change in cash year-over-year were incentive compensation payments, share repurchases made under the share repurchase program, and one-time costs incurred in connection with the teach-out of our Somerville, Massachusetts campus.

On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company’s outstanding Common Stock.  The share repurchase program was authorized for 12 months.   On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.  As of December 31, 2023, the Company has approximately $29.7 million remaining for repurchases.

During the fiscal year ended December 31, 2023, the Company repurchased 165,064 shares at a cost of approximately $0.9 million.  Total repurchases made since the inception of the share repurchase program through December 31, 2023 were 1,737,478 shares at a total cost of approximately $10.3 million.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 81% of our cash receipts relating to revenues in 2023. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

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

Net cash provided by operating activities was $25.5 million for the fiscal year ended December 31, 2023 compared to $0.8 million in the prior year comparable period.  The $24.7 million increase was driven by several factors including a $12.0 million increase in accrued expenses primarily driven by additional performance-based incentives in the current year as a result of improved financial performance in addition to a $13.6 million change in accounts receivable, also considering the provision for credit losses and unearned tuition.  Increases in accounts receivable were primarily driven by a $29.8 million increase in revenue year-over-year.

Investing Activities

Net cash provided by investing activities was $7.3 million for the fiscal year ended December 31, 2023 compared to net cash used in investing activities of $21.4 million in the prior year comparable period.  The increase of $28.7 million was driven by several factors including a $30.9 million increase in proceeds from the sale of property and equipment driven by the sale of our Nashville, Tennessee property during the second quarter of 2023, in addition to an increase in net proceeds from investments of $29.5 million.  Partially offsetting the cash inflows was an increase in investments in capital expenditures of $31.7 million, which was primarily driven by the buildout of the new East Point, Georgia campus and the purchase of the new Levittown, Pennsylvania property for approximately $10.2 million, which was consummated on September 28, 2023.

We currently lease the majority of all our campuses, except for our Levittown, Pennsylvania property.  This property was purchased in September of 2023 for approximately $10.2 million and as of December 31, 2023 has been classified on the Consolidated Balance Sheets as held for sale.  Subsequently, on January 30, 2024, the Company closed on a sale-leaseback for this property.

Capital expenditures were 11.0% of revenues in 2023 and are expected to be approximately 15% of revenues in 2024.  The significant increase in planned capital expenditures over the prior year will be driven by several factors that include, but are not limited to, the buildout of our new East Point, Georgia area campus, additional space, the planned introduction of three new programs at the Lincoln, Rhode Island campus, and the anticipated introduction of new programs at five other campuses.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Index
Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2023 and 2022 was $2.9 million and $12.5 million, respectively. The decrease in cash used of $9.6 million was primarily driven by a $8.5 million reduction in repurchases made under the Company’s share repurchase program in the current year, in addition to $1.1 million of dividend payments made in the prior year.

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Sterling Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60.0 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20.0 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization, with the outstanding balance due on the maturity date; (2) a $10.0 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15.0 million senior secured committed revolving line of credit providing a sublimit of up to $10.0 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15.0 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”). The Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company as well as a pledge of the stock and other rights in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company.  The Sterling Credit Agreement was amended on various occasions.

On November 4, 2022, the Company agreed with its Lender to terminate the Sterling Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding, provided that they are cash collateralized. As of December 31, 2023, the letters of credit, in the aggregate outstanding principal amount of $4.1 million, remained outstanding, were cash collateralized, and were classified as restricted cash on the Consolidated Balance Sheets.  As of December 31, 2023, the Company did not have a credit facility and did not have any debt outstanding.

On February 16, 2024, the Company entered into a secured credit agreement (the “Fifth Third Credit Agreement”) with Fifth Third Bank, National Association (the “Bank”), pursuant to which the Company, as borrower, has obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. See Part II. Item 8. “Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements – Note 19 Subsequent Events”.

Index
Climate Change

Climate change has not had and is not expected to have a significant impact on our operations.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.    As of December 31, 2023, we have no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 under basic annual rentals.

As of December 31, 2023, there were three new leases and five lease modifications that resulted in noncash re-measurements of the related right-of-use asset and operating lease liability of $10.5 million.  In addition, during the fourth quarter of 2023, the Company entered into a finance lease and recorded a $16.0 million Right of Use (“ROU”) Asset and liability.

We had no off-balance sheet arrangements as of December 31, 2023, except for existing surety bonds.  We are required to post surety bonds on behalf of our campuses and education representatives with multiple states to maintain authorization to conduct our business. At December 31, 2023, we posted surety bonds in the aggregate amount of approximately $16.0 million.  These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

As of the fiscal year ended December 31, 2023 and 2022, we had outstanding extensions of credit commitments to our active students of $33.6 million and $30.5 million, respectively.  These are institutional extensions of credit and no cash is advanced to students.  The full extension of credit amount is not guaranteed unless the student completes the program. The institutional extensions of credit are considered commitments because the students are required to fund their education using these funds and they are not reported in our Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating, together with management, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of December 31, 2023 have concluded that our disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission’s Rules and Forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report included in this Form 10-K that follows.

ITEM 9B.	OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

Certain information required by this item will be included in a definitive proxy statement for the Company’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and is incorporated by reference herein.

Index
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain information required by this Item 10 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

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

The information required by this Item 11 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Part III is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

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

Index
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

4.3	Description of Securities of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed March 9, 2021).

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

10.3+	Employment Agreement dated as of December 13, 2022 between the Company and Chad D Nyce (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 16, 2022).

10.4+	Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed June 5, 2020).

10.5+	Lincoln Educational Services Corporation Severance and Retention Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2022).

10.6
Securities Purchase Agreement, dated as of November 14, 2019, between the Company and the investor parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.7
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

10.9
Second Amendment to Credit Agreement, dated as of May 23, 2022, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Webster Bank, National Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2022).

10.10
Third Amendment to the Credit Agreement, dated as of August 5, 2022, among the Company, Lincoln Technical Institute, Inc. and its subsidiaries, and Webster Bank, National Bank (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2022).

10.11
Consent and Waiver Letter Agreement, dated as of September 23, 2021, by and among the Company and certain of its subsidiaries and Sterling National Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2021).

10.12
Form of Indemnification Agreement between the Company and each director of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

Index
10.13	Indemnification Agreement between the Company and John A. Bartholdson (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2019).

10.14
Credit Agreement, dated as of February 16, 2024, among the Company and its subsidiaries and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 23,2024).

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy

101*
The following financial statements from Lincoln Educational Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive (Loss) Income, (v) Consolidated Statement of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

By:	/s/ Brian Meyers
Brian Meyers
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Date:	March 4, 2024

Index
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

Signature	Title	Date

/s/ Scott M. Shaw	Chief Executive Officer and Director	March 4, 2024
Scott M. Shaw
/s/ Brian K. Meyers	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 4, 2024
Brian K. Meyers
/s/ John A. Bartholdson	Director	March 4, 2024
John A. Bartholdson
/s/ James J. Burke, Jr.	Director	March 4, 2024
James J. Burke, Jr.
/s/ Kevin M. Carney	Director	March 4, 2024
Kevin M. Carney
/s/ J. Barry Morrow	Director	March 4, 2024
J. Barry Morrow
/s/ Michael A. Plater	Director	March 4, 2024
Michael A. Plater
/s/ Felecia J. Pryor	Director	March 4, 2024
Felecia J. Pryor
/s/ Carlton Rose	Director	March 4, 2024
Carlton Rose

/s/ Sylvia Jean Young	Director	March 4, 2024
Sylvia Jean Young

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lincoln Educational Services Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2023 due to adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Refer to Note 5 to the financial statements

Index
Critical Audit Matter Description

Student receivables represent funds owed to the Company in exchange for the educational services provided to the student. Student receivables are reported net of an allowance for credit losses as determined by management at the end of each reporting period.

Management’s student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Its estimation methodology considers a number of quantitative and qualitative factors that, based on collection experience, have an impact on repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact the estimate of the allowance for credit losses. The factors include, but are not limited to repayment history, changes in the current economic, legislative, or regulatory environments, cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, the allowance estimation process for student receivables is assessed by comparing estimated and actual performance.

Given the significant amount of judgment required by management in assessing the adoption of Topic 326, performing audit procedures to evaluate the reasonableness of the initial estimate of the lifetime expected losses for student receivables required a high degree of auditor judgement and an increased extent of effort, including the need to involve professionals with expertise in Topic 326 to test the adoption.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses included the following, among others:

•	Tested the design and operating effectiveness of controls relating to establishing the allowance for credit losses.

•
Assessed the appropriateness of management’s adoption calculation and significant assumptions made for reasonableness, which included discussions with professionals in our firm with expertise in Topic 326.

•	Recalculated the estimated allowance rates applied to the respective accounts receivable allowance categories determined according to funding sources and other criteria.

•
Tested the completeness and accuracy of data underlying management’s assertions and calculations by selecting and reperforming the calculations for a selection of students, and compared our recalculations to management’s analysis to determine whether management’s conclusions were reasonable.

•	Tested on a sample basis the write-offs, the rates of reserve percentages, and subsequent cash collections on a student account through our evaluation of a selection of students.

•	Evaluated Topic 326 related financial statement disclosures.

Goodwill - Two Reporting Units within the Campus Operations Segment - Refer to Note 7 to the financial statements

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

Index
Impairment of goodwill during 2023 was driven by the sale of the Nashville, Tennessee property that housed the Company’s Nashville campus. The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations, and as such, the Company recorded a pre-tax non-cash impairment charge relating to the entire balance of the Nashville campus related goodwill. The Company’s consolidated goodwill balance as of December 31, 2023, is mostly attributable to one reporting unit within the Campus Operations Segment, East Windsor, Connecticut.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue, student start growth, EBITDA margins, the long-term growth rate used in the calculation of the terminal value, and the selection of the discount rate to apply against the reporting units financial metrics used within the income approach, and selection of the EBITDA multiples and control premiums used in the market approach, and the determination of the fair value of certain assets for the two reporting units within the Campus Operations Segment included the following, among others:

•
Tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units within the Campus Operations Segment such as controls related to management’s selection of the long-term growth rate, discount rate, EBITDA multiples and control premiums, as well as forecasts of future revenue, student start growth and EBITDA margins and the determination of the fair value of certain assets.

•	Evaluated the reasonableness of the determination of the fair value of certain assets by management.
•	Evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
•	Evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to:
o	Historical revenues and EBITDA margins.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases, as well as in analyst and industry reports for the Company and certain peer companies.
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
March 4, 2024
We have served as the Company’s auditor since 1999.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lincoln Educational Services Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lincoln Educational Services Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 4, 2024, expressed an unqualified opinion on those financial statements.

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
March 4, 2024

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,992	$46,074
Restricted cash	4,277	4,213
Short-term investments	-	14,758
Accounts receivable, less allowance of $34,441 and $28,560 at December 31, 2023 and 2022, respectively	35,692	37,175
Inventories	2,948	2,618
Prepaid expenses and other current assets	5,556	4,738
Asset held for sale	10,198	4,559
Total current assets	134,663	114,135

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $140,161 and $146,367 at December 31, 2023 and 2022, respectively	50,857	23,940

OTHER ASSETS:
Noncurrent receivables, less allowance of $19,370 and $6,810 at December 31, 2023 and 2022, respectively	17,504	22,734
Deferred income taxes, net	23,217	22,312
Operating lease right-of-use assets	89,923	93,097
Finance lease right-of-use assets	15,797	-
Goodwill	10,742	14,536
Other assets, net	1,787	812
Pension plan assets, net	759	-
Total other assets	159,729	153,491
TOTAL ASSETS	$345,249	$291,566

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Continued)

	December 31,
	2023	2022

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$26,906	$24,154
Accounts payable	18,152	10,496
Accrued expenses	13,680	8,653
Income taxes payable	2,832	2,055
Current portion of operating lease liabilities	11,737	9,631
Current portion of finance lease liabilities	70	-
Other short-term liabilities	33	31
Total current liabilities	73,410	55,020

NONCURRENT LIABILITIES:
Pension plan liabilities	-	668
Long-term portion of operating lease liabilities	88,853	91,001
Long-term portion of finance lease liabilities	16,126	-
Other long-term liabilities	56	-
Total liabilities	178,445	146,689

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
Preferred stock, no par value - authorized 10,000,000 shares at December 31, 2023 and 2022, respectively.	-	-

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at December 31, 2023 and 2022, issued and outstanding 31,359,110 shares at December 31, 2023 and 31,147,925 shares at December 31, 2022	48,181	49,072
Additional paid-in capital	49,380	45,540
Retained earnings	69,279	51,225
Accumulated other comprehensive loss	(36)	(960)
Total stockholders’ equity	166,804	144,877
TOTAL LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$345,249	$291,566

  See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022

REVENUE	$378,070	$348,287
COSTS AND EXPENSES:
Educational services and facilities	162,275	148,746
Selling, general and administrative	209,135	182,391
Gain on sale of assets	(30,918)	(177)
Impairment of goodwill and long-lived assets	4,220	1,049
Total costs and expenses	344,712	332,009
OPERATING INCOME	33,358	16,278
OTHER:
Interest income	2,628	318
Interest expense	(347)	(160)
INCOME BEFORE INCOME TAXES	35,639	16,436
PROVISION FOR INCOME TAXES	9,642	3,802
NET INCOME	25,997	12,634
PREFERRED STOCK DIVIDENDS	-	1,111
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$25,997	$11,523
Basic
Net income per common share	$0.86	$0.36
Diluted
Net income per common share	$0.85	$0.36
Weighted average number of common shares outstanding:
Basic	30,105	25,879
Diluted	30,541	25,879

See Notes to Consolidated Financial Statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	December 31,
	2023	2022
Net income	$25,997	$12,634
Other comprehensive income
Employee pension plan adjustments, net of taxes (a)	924	280
Comprehensive income	$26,921	$12,914

(a)	Taxes related to pension plan adjustments were $0.3 million and $0.1 million for each of the years ended December 31, 2023 and 2022, respectively.

See Notes to Consolidated Financial Statements

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Stockholders’ Equity
						Accumulated		Series A
			Additional			Other		Convertible
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Preferred Stock
	Shares	Amount	Capital	Stock	Earnings	Loss	Total	Shares	Amount
BALANCE - January 1, 2021	27,000,687	$141,377	$32,439	$(82,860)	$39,702	$(1,240)	$129,418	12,700	$11,982
Net income	-	-	-	-	12,634	-	12,634	-	-
Preferred stock dividend	-	-	-	-	(1,111)	-	(1,111)	-	-
Preferred Stock Conversion	5,381,356	-	11,982	-	-	-	11,982	(12,700)	(11,982)
Employee pension plan adjustments	-	-	-	-	-	280	280	-	-
Stock-based compensation expense
Restricted stock	606,950	-	3,111	-	-	-	3,111	-	-
Treasury stock cancellation	-	(82,860)	-	82,860	-	-	-	-	-
Share repurchase	(1,572,414)	(9,445)	-	-	-	-	(9,445)	-	-
Net share settlement for equity-based compensation	(268,654)	-	(1,992)	-	-	-	(1,992)	-	-
BALANCE - December 31, 2022	31,147,925	49,072	45,540	-	51,225	(960)	144,877	-	-
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	-	(7,943)	-	(7,943)	-	-
Net income	-	-	-	-	25,997	-	25,997	-	-
Employee pension plan adjustments	-	-	-	-	-	924	924	-	-
Stock-based compensation expense
Restricted stock	713,299	-	5,894	-	-	-	5,894	-	-
Share repurchase	(165,064)	(891)	-	-	-	-	(891)	-	-
Net share settlement for equity-based compensation	(337,050)	-	(2,054)	-	-	-	(2,054)	-	-
BALANCE - December 31, 2023	31,359,110	$48,181	$49,380	$-	$69,279	$(36)	$166,804	-	$-

(a) Net cumulative adjustment to equity based on the adoption of Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses.  See Note 5 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,997	$12,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,596	6,362
Finance lease amortization	175	-
Deferred income taxes	1,632	1,294
Gain on sale of assets	(30,918)	(177)
Impairment of goodwill and long-lived assets	4,220	1,049
Fixed asset donation	(239)	(408)
Provision for credit losses	41,637	34,915
Stock-based compensation expense	5,894	3,111
(Increase) decrease in assets:
Accounts receivable	(45,757)	(48,637)
Inventories	(330)	103
Prepaid expenses and current assets	900	(11)
Other assets	1,041	450
Increase (decrease) in liabilities:
Accounts payable	5,039	(2,033)
Accrued expenses	5,027	(7,016)
Unearned tuition	2,752	(1,251)
Income taxes payable	777	1,038
Other liabilities	1,115	(541)
Total adjustments	(439)	(11,752)
Net cash provided by operating activities	25,558	882
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,699)	(8,986)
Proceeds from sale of property and equipment	33,310	2,390
Proceeds from sale of short-term investments	39,102	-
Purchase of short-term investments	(24,344)	(14,758)
Net cash provided by (used in) investing activities	7,369	(21,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net share settlement for equity-based compensation	(2,054)	(1,992)
Dividend payment for preferred stock	-	(1,111)
Finance lease principal	-	-
Share repurchase	(891)	(9,445)
Net cash used in financing activities	(2,945)	(12,548)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29,982	(33,020)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	50,287	83,307
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$80,269	$50,287

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Year Ended December 31,
	2023	2022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$110	$171
Income taxes	$7,201	$1,471
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash purchases of property and equipment	$3,522	$1,300

See Notes to Consolidated Financial Statements.

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE TWO YEARS ENDED DECEMBER 31, 2023
(In thousands, except share and per share amounts, schools, campuses and unless otherwise stated)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our” and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 21 campuses, in 13 states has added two additional campuses, one located in East Point, Georgia and the other in Houston, Texas.  As of December 31, 2023, these campuses were not operational however, the East Point, Georgia campus is expected to hold its first class in March of 2024 and the Houston, Texas campus is expected to become operational in the first quarter of 2026.  Lincoln Educational Services Corporation offers programs in skilled trades (which include HVAC, welding and computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant and medical administrative assistant, among other programs) and hospitality services and information technology (which include culinary, therapeutic massage, cosmetology and aesthetics and information technology programs).  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, and Euphoria Institute of Beauty Arts and Sciences and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs administered by the U.S. Department of Education (the “DOE”) and applicable state education agencies and accrediting commissions which allow students to apply for and access federal student loans as well as other forms of financial aid. The Company was incorporated in New Jersey in 2003 as the successor-in-interest to various acquired schools including Lincoln Technical Institute, Inc. which opened its first campus in Newark, New Jersey in 1946.

As of January 1, 2023, the Company’s business is now organized into two reportable business segments: (a) Campus Operations, and (b) Transitional.  Based on trends in student demand and program expansion, there have been more cross-offerings of programs among the various campuses. Given this change, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that are marked for closure and are currently being taught-out.  As of December 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus, which has been fully taught-out as of year-end.

Liquidity—As of December 31, 2023, the Company had $80.3 million in cash and cash equivalents and restricted cash, compared to $50.3 million in cash and cash equivalents and restricted cash, in addition to $14.8 million in short-term investments in the prior year.  The Company believes that its likely sources of cash should be sufficient to fund operations for the next 12 months and thereafter for the foreseeable future.

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

Index
Allowance for Credit Losses—On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  As a result of the adoption, the Company has revised the way in which it calculates reserves on outstanding student accounts receivable balances.  Details considered by management in the estimate include the following:

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

Management makes a series of assumptions to determine what is believed to be the appropriate level of allowance for credit losses. Management determines a reasonable and supportable forecast based on the expectation of future conditions over a supportable forecast period as described above, as well as qualitative adjustments based on current and future conditions that may not be fully captured in the historical modeling factors described above. All of these estimates are susceptible to significant change.

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

Asset Retirement Obligation—Lincoln recognizes and records an Asset Retirement Obligation (“ARO”) if there is a clear obligation at the termination of a lease, and the potential obligation is measurable in both potential cost and time.  If both conditions are met Lincoln will record the ARO at the Present Value (“PV”) of the future obligation and incur accretion expense over the course of the term, using the lease end date as the termination date.  Should the components or assumptions used to assess the ARO materially change, the ARO is re-measured, and adjustments recorded.

Index
Advertising Costs—Costs related to advertising are expensed as incurred and are approximately $38.2 million and $35.0 million for the years ended December 31, 2023 and 2022, respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

On June 8, 2023, the Company consummated the sale of its Nashville, Tennessee property. See “Note 8, Real Estate Transactions.” The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $0.4 million relating to long-lived assets.

On December 31, 2022, as a result of impairment testing it was determined that there was a long-lived asset impairment of $1.0 million.  The impairment was the result of an assessment of the current market value, as compared to the carrying value of the assets.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  The Company places its cash and cash equivalents with high credit quality financial institutions. The Company’s cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $0.25 million. The Company’s cash balances on deposit as of December 31, 2023, exceeded the balance insured by the FDIC by approximately $34.3 million. The Company has not experienced any losses to date on its invested cash.

The Company extends credit for tuition and fees to many of its students. The credit risk with respect to these accounts receivable is mitigated by the students’ participation in federally funded financial aid programs unless students withdraw prior to the receipt of federal funds for those students. In addition, the remaining tuition receivables are primarily comprised of smaller individual amounts due from students. With respect to student receivables, the Company had no significant concentrations of credit risk as of each of December 31, 2023 and 2022, respectively.

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

Income Taxes—The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

On August 16, 2022, the Inflation Reduction Act was enacted and signed into law. The Inflation Reduction Act is a budget reconciliation package that includes significant changes relating to tax, climate change, energy and health care. The income tax provision of the act includes, among other items, a corporate alternative minimum tax of 15.0%, an excise tax of 1.0% on corporate stock buybacks, energy-related tax credits and additional IRS funding. The tax provisions of the Inflation Reduction Act have not had a material impact on the Company’s Consolidated Financial Statements.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the fiscal years ended December 31, 2023 and 2022, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

Start-up Costs—Costs related to the start of new campuses are expensed as incurred.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about income taxes paid by federal, state and foreign taxes, and by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted.  We do not expect this ASU will have a material impact to the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently issued additional guidance that modified ASU 2016-13. The ASU and the subsequent modifications were identified as Accounting Standard Codification (“ASC”) Topic 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” methodology to a “current expected credit loss” methodology (the “CECL methodology”).  The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses on financial assets measured at amortized cost at the time the financial asset is originated or acquired. The allowance is adjusted each period for changes in expected lifetime credit losses. The CECL methodology represents a significant change from prior U.S. GAAP, which generally required that a loss be incurred before it was recognized.  Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11 and ASU No. 2022-02 to provide additional guidance on the credit losses standard. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).  This ASU deferred the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Additionally, in February and March 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).  ASU 2020-02 added an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification Topic 326 and also updated the SEC section of the codification for the change in the effective date of Topic 842.  As of the January 1, 2023 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to the Company resulted in an opening balance sheet adjustment increasing the allowance for credit losses related to the Company’s accounts receivables of approximately $10.8 million, a decrease in retained earnings of $7.9 million, after-tax and a deferred tax asset increase of $2.9 million.

Index
2.	FINANCIAL AID AND REGULATORY COMPLIANCE

Financial Aid

The Company’s schools and students participate in a variety of government-sponsored financial aid programs that assist students in paying for the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act of 1965, as amended, commonly referred to as the Title IV Programs, which are administered by the DOE. During the fiscal years ended December 31, 2023 and 2022, approximately 81% and 74%, respectively, of net revenues on a cash basis were indirectly derived from funds distributed under Title IV Programs.

For the fiscal years ended December 31, 2023 and 2022, the Company calculated that no individual DOE reporting entity received more than 90% of its revenue, determined on a cash basis pursuant to DOE regulations, from the Title IV Program funds.  The Company’s calculations may be subject to review by the DOE.  Under DOE regulations, a proprietary institution that derives more than 90% of its total revenue from the Title IV Programs for two consecutive fiscal years becomes immediately ineligible to participate in the Title IV Programs and may not reapply for eligibility until the end of two fiscal years. An institution with revenues exceeding 90% of its total revenue for a single fiscal year, will be placed on provisional certification and may be subject to other enforcement measures.  If one of the Company’s institutions violated the 90/10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

Index
For the 2023 and 2022 fiscal years, we calculated our composite score to be 3.0 and 2.9, respectively. These scores are subject to determination by the DOE based on its review of our consolidated audited financial statements for the 2023 and 2022 fiscal years, but we believe it is likely that the DOE will determine that our institutions comply with the composite score requirement.

3.	NET INCOME PER COMMON SHARE

Basic and diluted earnings per share (“EPS”) are determined in accordance with ASC Topic 260, “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive Common Stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if our dilutive outstanding stock options and stock awards were issued.

During the year ended December 31, 2022, the Company presented its basic and diluted income per common share using the two-class method, which requires all outstanding Series A Preferred Stock (“Series A Preferred Stock”) and unvested shares of Restricted Stock that contain rights to non-forfeitable dividends and therefore participate in undistributed income with common shareholders to be included in computing income per common share. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of Common Stock and participating security. The remaining undistributed income is then allocated to Common Stock and participating securities based on their respective rights to receive dividends. Series A Preferred Stock and shares of unvested Restricted Stock contain non-forfeitable rights to dividends on an if-converted basis and on the same basis as shares of the Company’s Common Stock, respectively, and are considered participating securities. The Series A Preferred Stock and unvested Restricted Stock are not included in the computation of basic income per common share in periods in which we have a net loss, as the Series A Preferred Stock and unvested Restricted Stock are not contractually obligated to share in our net losses. However, the cumulative dividends on Series A Preferred Stock for the period decreases the income or increases the net loss allocated to common shareholders unless the dividend is paid in the period. Basic income per common share has been computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding.

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock was cancelled and converted into 423.729 shares of the Company’s Common Stock, no par value per share (the “Common Stock”). No shares of Series A Preferred Stock remain outstanding and all rights of the holders to receive future dividends have been terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock. As of December 31, 2023, the Company still maintains Restricted Stock, but these shares do not participate in the disbursement of dividends.

Index
The following is a reconciliation of the numerator and denominator of the net income per share computations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands, except share data)	2023	2022
Numerator:
Net income	$25,997	$12,634
Less: preferred stock dividend	-	(1,111)
Less: allocation to preferred stockholders	-	(1,753)
Less: allocation to restricted stockholders	-	(559)
Net income allocated to common stockholders	$25,997	$9,211

Basic net income per share:
Denominator:
Weighted average common shares outstanding	30,105,194	25,879,483
Basic net income per share	$0.86	$0.36

Diluted net income per share:
Denominator:
Weighted average number of:
Common shares outstanding	30,540,628	25,879,483
Dilutive shares outstanding	30,540,628	25,879,483
Diluted net income per share	$0.85	$0.36

The following table summarizes the potential weighted average shares of Common Stock that were excluded from the determination of our diluted shares outstanding as they were anti-dilutive:

	Year Ended December 31,
	2023	2022
Unvested restricted stock	-	516,233
	-	516,233

4.	REVENUE RECOGNITION

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

Unearned tuition in the amount of $26.9 million and $24.2 million is recorded in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. The change in this contract liability balance during the fiscal year ended December 31, 2023 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the fiscal year ended December 31, 2023 that was included in the contract liability balance at the beginning of the year was $23.3 million.

Index
The following table depicts the timing of revenue recognition by segment:

	Year ended December 31, 2023
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$22,914	$23	$22,937
Services transferred over time	353,688	1,445	355,133
Total revenues	$376,602	$1,468	$378,070

	Year ended December 31, 2022
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$21,434	$288	$21,722
Services transferred over time	320,006	6,559	326,565
Total revenues	$341,440	$6,847	$348,287

5.	STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our Consolidated Balance Sheets as components of both current and non-current assets.

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

Index
Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Consolidated Balance Sheets. As of December 31, 2023, and December 31, 2022, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $17.5 million and $22.7 million, respectively. The following table presents the amortized cost basis of student receivables as of December 31, 2023 by year of origination.

	Year Ended
	December 31, 2023
	Student
Year	Receivables (1)	Write-Off’s (2)
2023	$77,113	$9,540
2022	12,548	19,731
2021	6,799	3,194
2020	3,036	727
2019	2,019	535
Thereafter	1,031	310
Total	$102,546	$34,037

*As the Company did not adopt ASC Topic 326 until January 1, 2023, no comparative information from the prior year is available.

(1)
Student receivables are presented gross and only relate to amounts owed directly from the individual student.  These receivables do not include amounts owed relating to federal subsidy or from corporate partnerships.

(2)	Write-off amounts included only relate to the year ended December 31, 2023.

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio are calculated in accordance with the guidance effective January 1, 2023 under CECL for the year ended December 31, 2023.

Year Ended
December 31, 2023
Balance, beginning of period	$35,370
Cumulative effect of ASC Topic 326	10,841
Adjusted beginning of period balance	46,211
Provision for credit losses	41,637
Write-off’s	(34,037)
Balance, at end of period	$53,811

Fair Value Measurements

The carrying amount reported in our Consolidated Balance Sheets for the current portion of student receivables approximates fair value because of the nature of these financial instruments as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

6.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset as to which the Company has the right to control its use in determining whether the contract contains a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 22 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

Index
On October 31, 2023, the Company entered into a lease for approximately 100,000 square feet of space to serve as the Company’s new campus in Houston, Texas.  The lease term commenced on January 2, 2024, with an initial lease term of 21 years and 6 months. The lease contains three five-year renewal options.

On October 18, 2023, the Company entered into a lease for approximately 120,000 square feet of space to serve as the Company’s new Nashville, Tennessee campus. The lease term commenced on November 1, 2023, with an initial lease term of 15 years. The lease contains two five-year renewal options.  See Note 8, “Real Estate Transactions”.

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and has subsequently on January 30, 2024 entered into a sale-leaseback transaction for this property.  See Note 8, “Real Estate Transactions”.  As of December 31, 2023, this property is classified as held-for-sale on the Consolidated Balance Sheets.

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus, which as of December 31, 2023, has been fully taught-out

On June 30, 2022, the Company executed a lease for approximately 55,000 square feet of space to serve as the Company’s new campus in East Point, Georgia. The lease term commenced in August 2022, with total payments due on an undiscounted basis of $12.2 million over the 12-year initial term.  The lease contains two five-year renewal options that may be exercised by the Company at the end of the initial lease term.  The Company had no involvement in the construction or design of the facilities on the property and was not deemed to be in control of the asset prior to the lease commencement date.  For the year ended December 31, 2023, the Company incurred approximately $0.8 million in rent expenses.

The following table presents components of lease cost and classification on the Consolidated Statement of Operations:

		Year Ended December 31,
in thousands	Consolidated Statement of Operations Classification	2023	2022
Operating Lease Cost	Selling, general and administrative	$19,235	$18,943
Finance lease cost
Amortization of leased assets	Depreciation and amortization	175	-
Interest on lease Liabilities	Interest expense	224	-
Variable lease cost	Selling, general and administrative	475	55
		$20,109	$18,998

The net change in ROU asset and operating lease liability is included in the net change in other assets in the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023 and 2022.

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense is included in net income and amortization expense is broken out separately in the operating section of the Consolidated Statements of Cash Flows.

Index
Supplemental cash flow information and non-cash activity related to our leases are as follows:

	December 31,
	2023	2022
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$16,103	$18,443
Financing Cash Flows - finance leases	$-	$-

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$10,477	$13,820
Finance leases	$15,971	$-

During the year ended December 31, 2023, the Company entered into three new leases and five lease modifications that resulted in noncash re-measurement of the related ROU asset and operating lease liability of $10.5 million.  In addition, during the fourth quarter of 2023, the Company entered into a finance lease and recorded a $16.0 million ROU asset and liability.

Weighted-average remaining lease term and discount rate for our leases are as follows:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	11.16 years	11.23 years
Finance leases	15.09 years	-

Weighted-average discount rate
Operating leases	6.89%	7.12%
Finance leases	8.39%	-

Maturities of lease liabilities by fiscal year for our leases as of December 31, 2023 are as follows:

	As of December 31, 2023
	Operating Leases	Finance Leases
Year ending December 31,
2024	$18,053	$1,421
2025	16,668	1,173
2026	14,385	1,671
2027	11,499	1,738
2028	11,331	1,808
Thereafter	67,311	22,796
Total lease payments	139,247	30,607
Less: imputed interest	(38,657)	(14,411)
Present value of lease liabilities	$100,590	$16,196

Index
7.	GOODWILL

Changes in the carrying amount of goodwill during the fiscal years ended December 31, 2023 and 2022 are as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2022	$117,176	$(102,640)	$14,536
Adjustments	-	-	-
Balance as of December 31, 2022	117,176	(102,640)	14,536
Adjustments	-	(3,794)	(3,794)
Balance as of December 31, 2023	$117,176	$(106,434)	$10,742

When we perform our annual goodwill impairment assessment we have the option to perform a qualitative assessment based on a number of factors impacting our reporting units (step 0).  When a qualitative assessment is performed, a number of factors are evaluated to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our qualitative assessment is subjective.  It includes a review of macroeconomic and industry factors, review of financial and non-financial performance measures, including projected student starts and assessment of adverse events that may negatively impact a reporting unit’s carrying value. Adverse events would include, but are not limited to, difficulty in accessing capital, a greater competitive environment, decline in market-dependent multiples or metrics, regulatory or political developments, change in key personnel, strategy, or customers, or litigation. If we conclude based on our qualitative review that it is more likely than not that the fair value of the reporting unit is less than the carrying value, we proceed with a quantitative impairment test.

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

On June 8, 2023, the Company consummated the sale of its Nashville, Tennessee property. See Note 8, “Real Estate Transactions.”  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill.  No further impairments to goodwill were deemed necessary as of December 31, 2023.  For the year ended December 31, 2022, there were no impairments related to goodwill.

8.	REAL ESTATE TRANSACTIONS

Purchase and Sale-leaseback Transaction – Philadelphia, Pennsylvania Area Campus

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and on January 30, 2024, the Company has subsequently entered into a sale-leaseback transaction for this property. The Company plans to invest approximately $15.0 million, net of the tenant improvement allowance, in the buildout of new classrooms and training areas. As of December 31, 2023, the new campus is classified as held-for-sale on the Consolidated Balance Sheets. See Note 19, “Subsequent Events.”

Property Sale Agreement - Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, L.L.C., a subsidiary of the Company, entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the nearly 16-acre property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”).

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for approximately $33.8 million pursuant to the Nashville Contract. The net proceeds from the Nashville sale, net of closing costs, are available for working capital, acquisitions, other strategic initiatives, and general corporate purposes.  In connection with the sale, the parties entered into a lease agreement allowing Lincoln to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months plus options to extend the lease for up to three consecutive 30-day terms at $150,000 per extension term.  The carrying value of the campus is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period was approximately $2.3 million at the consummation of the lease.  As of December 31, 2023, approximately $1.3 million remains and is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

Index
9.	PROPERTY, EQUIPMENT AND FACILITIES

Property, equipment and facilities consist of the following:

		At December 31,
	Useful life (years)	2023	2022
Land	-	$52	$52
Buildings and improvements (a)	1-25	101,541	86,031
Equipment, furniture and fixtures	1-7	80,214	82,585
Vehicles	3	1,592	751
Construction in progress (a)	-	7,620	888
		191,018	170,307
Less accumulated depreciation and amortization (a)		(140,161)	(146,367)
		$50,857	$23,940

(a)	Includes net impairment charge of $0.4 million as of December 31, 2022

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

The increase in property, equipment and facilities was driven by several factors, including a $13.0 million investment relating to the build-out of the new East Point, Georgia campus, $9.0 million in new and expanded programs at various campuses, expansions and additional programs focused on Welding, EEST, HVAC, Auto and MA, $1.0 million for the build-out related to our Tesla Partnership, $7.0 million of facilities upgrades, including security and branding, with the remainder focusing on training materials and equipment. Gross property, equipment and facilities and accumulated depreciation and amortization are down as a result of the sale of our Suffield, Connecticut property during the second quarter of 2022. Depreciation and amortization expense of property, equipment and facilities was $6.8 million and $6.4 million for the years ended December 31, 2023 and 2022, respectively.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31,
	2023	2022
Accrued compensation and benefits	$9,845	$5,451
Accrued real estate taxes	1,733	1,812
Other accrued expenses	2,102	1,390
	$13,680	$8,653

Index
11.	LONG-TERM DEBT

Credit Facility

On November 14, 2019, the Company entered into a senior secured credit agreement (the “Sterling Credit Agreement”) with its lender, Sterling National Bank (the “Lender”), providing for borrowing in the aggregate principal amount of up to $60.0 million (the “Credit Facility”). Initially, the Credit Facility was comprised of four facilities: (1) a $20.0 million senior secured term loan maturing on December 1, 2024 (the “Term Loan”), with monthly interest and principal payments based on a 120-month amortization, with the outstanding balance due on the maturity date; (2) a $10.0 million senior secured delayed draw term loan maturing on December 1, 2024 (the “Delayed Draw Term Loan”), with monthly interest payments for the first 18 months and thereafter monthly payments of interest and principal based on a 120-month amortization and all balances due on the maturity date; (3) a $15.0 million senior secured committed revolving line of credit providing a sublimit of up to $10.0 million for standby letters of credit maturing on November 13, 2022 (the “Revolving Loan”), with monthly payments of interest only; and (4) a $15.0 million senior secured non-restoring line of credit maturing on January 31, 2021 (the “Line of Credit Loan”). The Credit Facility was secured by a first priority lien in favor of the Lender on substantially all of the personal property owned by the Company as well as a pledge of the stock and other rights in the Company’s subsidiaries and mortgages on parcels of real property owned by the Company. The Sterling Credit Agreement was amended on various occasions.

On November 4, 2022, the Company agreed with its Lender to terminate the Sterling Credit Agreement and the remaining Revolving Loan.  The Lender agreed to allow the Company’s existing letters of credit to remain outstanding, provided that they are cash collateralized. As of December 31, 2023, the letters of credit, in the aggregate outstanding principal amount of $4.1 million, remained outstanding, were cash collateralized, and were classified as restricted cash on the Consolidated Balance Sheets.  As of December 31, 2023, the Company did not have a credit facility and did not have any debt outstanding.
On February 16, 2024, the Company entered into a secured credit agreement (the “Fifth Third Credit Agreement”) with Fifth Third Bank, National Association (the “Bank”), pursuant to which the Company, as borrower, has obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. See Note 19, “Subsequent Events.”

12.	STOCKHOLDERS’ EQUITY

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

Preferred Stock

On November 30, 2022, the Company exercised in full its right of mandatory conversion of the Company’s Series A Preferred Stock. In connection with the conversion, each share of Series A Preferred Stock has been cancelled and converted into the right to receive 423.729 shares of the Company’s Common Stock, no par value per share. Shares of the Series A Preferred Stock are no longer outstanding and all rights of the holders to receive future dividends have terminated. As a result of the conversion, the aggregate 12,700 shares of Series A Preferred Stock outstanding were converted into 5,381,356 shares of Common Stock.

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

Restricted Stock

The Company currently has two stock incentive plans: the Lincoln Educational Services Corporation 2020 Long-Term Incentive Compensation Plan (the “LTIP”) and the 2005 Long Term Incentive Plan (the “Prior Plan”).

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

For the years ended December 31, 2023 and 2022, respectively, the Company completed a net share settlement for 337,050 and 268,654 restricted shares on behalf of certain employees that participate in the LTIP and the Prior Plan upon the vesting of the restricted shares pursuant to the terms of the LTIP and the Prior Plan.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2023 and/or 2022, creating taxable income for the employees.  At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $2.0 million and $2.0 million for each of the years ended December 31, 2023 and 2022, respectively, to equity on the Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

Index
The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at December 31, 2021	1,743,846	$3.89
Granted	606,950	7.21
Cancelled	-	-
Vested	(802,530)	4.18
Nonvested restricted stock outstanding at December 31, 2022	1,548,266	5.18
Granted	751,240	6.10
Cancelled	(37,941)	6.15
Vested	(862,890)	3.76
Nonvested restricted stock outstanding at December 31, 2023	1,398,675	5.16

The Restricted Stock expense for the fiscal years ended December 31, 2023 and 2022 was $5.9 million and $3.1 million, respectively.  The unrecognized Restricted Stock expense as of December 31, 2023 and 2022 was $4.3 million and $7.9 million, respectively.  As of December 31, 2023, outstanding Restricted Shares under the LTIP had aggregate intrinsic value of $14.0 million.

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

The following table presents information about our repurchases of Common Stock, all of which were completed through open market purchases:

	Year Ended
	December 31,
(in thousands, except share data)	2023	2022
Total number of shares repurchased[1]	165,064	1,572,414
Total cost of shares repurchased	$891	$9,445

1 These shares were subsequently canceled and recorded as a reduction of Common Stock.

Index
13.	PENSION PLAN

The Company sponsors a noncontributory defined benefit pension plan covering substantially all of the Company’s union employees. Benefits are provided based on employees’ years of service and earnings. This plan was frozen on December 31, 1994 for non-union employees.

The following table sets forth the plan’s funded status and amounts recognized in the Consolidated Financial Statements:

	Year Ended December 31,
	2023	2022
CHANGES IN BENEFIT OBLIGATIONS:
Benefit obligation-beginning of year	$17,113	$22,557
Service cost	-	37
Interest cost	792	542
Actuarial loss (gain)	4	(4,661)
Benefits paid	(1,288)	(1,362)
Benefit obligation at end of year	16,621	17,113

CHANGE IN PLAN ASSETS:
Fair value of plan assets-beginning of year	16,445	20,950
Actual return on plan assets	2,223	(3,143)
Benefits paid	(1,288)	(1,362)
Fair value of plan assets-end of year	17,380	16,445

FAIR VALUE IN EXCESS (DEFICIT) OF BENEFIT OBLIGATION FUNDED STATUS:	$759	$(668)

For the fiscal year ended December 31, 2023, the actuarial loss of less than $0.1 million was due to the decrease in the discount rate from 4.90% to 4.71%.

Amounts recognized in the Consolidated Balance Sheets consist of:

	At December 31,
	2023	2022
Noncurrent assets	$759	$-
Noncurrent liabilities	$-	$(668)

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2023	2022
Accumulated loss	$(1,219)	$(2,480)
Deferred income taxes	1,183	1,520
Accumulated other comprehensive loss	$(36)	$(960)

The accumulated benefit obligation was $16.6 million and $17.1 million at December 31, 2023 and 2022, respectively.

Index
The following table provides the components of net periodic cost for the plan:

	Year Ended December 31,
	2023	2022
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$-	$37
Interest cost	792	542
Expected return on plan assets	(1,065)	(1,217)
Recognized net actuarial loss	106	81
Net periodic benefit income	$(167)	$(557)

The estimated net income and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is zero.

The following tables present plan assets using the fair value hierarchy as of December 31, 2023 and 2022, respectively.  The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using observable prices that are based on inputs not quoted in active markets but observable by market data, while Level 3 includes the fair values estimated using significant non-observable inputs.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$4,231	$-	$-	$4,231
Fixed income	8,065	-	-	8,065
International equities	3,466	-	-	3,466
Real estate	1,062	-	-	1,062
Cash and equivalents	556	-	-	556
Balance at December 31, 2023	$17,380	$-	$-	$17,380

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$4,692	$-	$-	$4,692
Fixed income	6,130	-	-	6,130
International equities	3,650	-	-	3,650
Real estate	1,301	-	-	1,301
Cash and equivalents	672	-	-	672
Balance at December 31, 2022	$16,445	$-	$-	$16,445

Fair value of total plan assets by major asset category as of December 31:

	2023	2022
Equity securities	25%	29%
Fixed income	47%	37%
International equities	20%	22%
Real estate	6%	8%
Cash and equivalents	2%	4%
Total	100%	100%

Index
Weighted-average assumptions used to determine benefit obligations as of December 31:

	2023	2022
Discount rate	4.71%	4.90%
Rate of compensation increase	2.50%	2.50%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:

	2023	2022
Discount rate	4.71%	4.90%
Rate of compensation increase	2.50%	2.50%
Long-term rate of return	6.75%	6.75%

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

The Company does not expect to make contributions to the plan in 2024.  However, after considering the funded status of the plan, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make additional contributions to the plan in any given year.

The total amount of the Company’s contributions paid under its pension plan was zero for each of the fiscal years ended December 31, 2023 and 2022, respectively.

Information about the expected benefit payments for the plan is as follows:

Year Ending December 31,
2024	$1,356,612
2025	1,338,497
2026	1,339,214
2027	1,325,656
2028	1,311,178
Years 2029-2033	6,169,290

The Company has a 401(k) defined contribution plan for all eligible employees. Employees may contribute up to 75% of their compensation into the plan. The Company may contribute up to an additional 15% of the employee’s contributed amount up to 6% of compensation.  For each of the fiscal years ended December 31, 2023 and 2022, the Company’s expense for the 401(k) plan amounted to $0.8 million and $0.7 million, respectively.

Index
14.	INCOME TAXES

Components of the provision for income taxes were as follows:

	Year Ended December 31,
	2023	2022
Current:
Federal	$5,825	$1,864
State	2,185	644
Total	8,010	2,508

Deferred:
Federal	989	767
State	643	527
Total	1,632	1,294

Total provision	$9,642	$3,802

Effective Tax rate
The reconciliation of the effective tax rate to the U.S. Statutory Federal Income tax rate was:

	Year Ended December 31,
	2023		2022
Income before taxes	$35,639		$16,436

Expected tax	$7,484	21.0%	$3,452	21.0%
State tax (net of federal benefit)	2,234	6.3%	925	5.6%
Other	(76)	-0.2%	(575)	-3.5%
Total	$9,642	27.1%	$3,802	23.1%

Deferred Taxes

The components of the non-current deferred tax assets (liabilities) were as follows:

	At December 31,
	2023	2022
Gross noncurrent deferred tax assets (liabilities)
Operating lease liability	$26,835	$26,897
Provision for credit losses	14,388	9,454
Finance lease liability	4,390	-
Depreciation	4,180	9,531
Stock-based compensation	1,223	541
Net operating loss carryforwards	1,040	1,957
Accrued expenses	225	67
Other intangibles	24	39
Pension plan liabilities	(202)	179
Goodwill	(618)	(1,469)
Finance lease right of use assets	(4,224)	-
Operating lease right-of-use assets	(24,043)	(24,884)
Noncurrent deferred tax assets, net	$23,218	$22,312

As of December 31, 2023, and 2022, the Company had gross net operating losses (“NOL”) of $18.1 million and $34.2 million, respectively for state tax purposes and none for federal. While some states NOL can be carried forward indefinitely, the majority of state NOLs expire in 2033 and end in 2037 if not utilized.

Index
15.	FAIR VALUE

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

The Company measures the fair value of money market funds using Level 1 inputs. As of December 31, 2023, the Company had three treasury bills, with maturity date of three months or less, classified as cash equivalents. As of December 31, 2022, the Company had two treasury bills, one with a maturity date of three months or less, classified as cash equivalents. The second treasury bill had a maturity date greater than three months but less than a year and as a result is classified as a short-term investment. The treasury bills are valued using Level 1 inputs.  Pricing sources may include industry standard data providers, security master files from large financial institutions and other third-party sources used to determine a daily market value.

The following table presents the fair value of the financial instruments measured on a recurring basis as of December 31, 2023 and 2022.

	December 31, 2023
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$9,037	$9,037	$-	$-	$9,037
Treasury bill	20,343	20,343	-	-	20,343
Total cash equivalents and short-term investments	$29,380	$29,380	$-	$-	$29,380

	December 31, 2022
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$18,160	$18,160	$-	$-	$18,160
Treasury bill	10,383	10,383	-	-	10,383

Short-term investments:
Treasury bill	14,758	14,758	-	-	14,758
Total cash equivalents and short-term investments	$43,301	$43,301	$-	$-	$43,301

The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, prepaid expenses and other current assets, accrued expenses and other short-term liabilities approximate fair value due to the short-term nature of these items.

Index
16.	SEGMENT REPORTING

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

Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of December 31, 2023, the only campus classified in the Transitional segment is the Somerville, Massachusetts campus.  The campus has been fully taught-out and total costs to close the campus were approximately $2.0 million.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.
Summary financial information by reporting segment is as follows:

	For the Year Ended December 31,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
Campus Operations	$376,602	99.6%	$341,440	98.0%	$47,579	$49,524
Transitional	1,468	0.4%	6,847	2.0%	(1,914)	(430)
Corporate	-		-		(12,307)	(32,816)
Total	$378,070	100.0%	$348,287	100.0%	$33,358	$16,278

	Total Assets
	December 31, 2023	December 31, 2022
Campus Operations	$234,940	$190,473
Transitional	262	1,499
Corporate	110,047	99,594
Total	$345,249	$291,566

17.	COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters— On June 22, 2022, the plaintiff student loan borrowers in a class action against the DOE in federal court in California (Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.)) and the DOE announced a proposed settlement agreement to resolve claims that the DOE has failed to timely decide Borrower Defense to Repayment applications submitted to the DOE.  The proposed settlement included three categories of relief for student loan borrowers.  First, it set forth a list of approximately 150 institutions, including Lincoln Technical Institute and Lincoln College of Technology, and, under the settlement, the DOE would agree to discharge loans and refund prior loan payments to class members with loan debt associated with an institution on the list (which includes Lincoln institutions).  The class action plaintiffs and the DOE stated that the DOE had determined that attendance at one of the listed institutions justifies presumptive relief allegedly based on strong indicia regarding substantial misconduct by the institutions, whether credibly alleged or in some instances proven, and the purportedly high rate of class members with applications related to the listed schools.  Second, the proposed settlement included new procedures for DOE to resolve pending borrower defense claims associated with other schools not on the list.  Third, for any student loan borrower who submitted a borrower defense application after June 22, 2022 and before the final approval of the settlement, the proposed settlement would require the DOE to review the applications under the DOE’s 2016 regulatory standards and issue decisions within 36 months, or else the applications would be discharged in full.

At the time the plaintiffs and DOE announced the proposed settlement, Lincoln was not a party to the lawsuit and none of the named plaintiffs had attended a Lincoln institution.  In August 2022, Lincoln and three other schools were granted permission to intervene in the lawsuit to protect their interests in the finalization and implementation of any settlement agreement the court might approve.  In October 2022, the four intervening schools, including Lincoln, filed objections to the final approval of the settlement, asserting reputational harms from the schools’ inclusion on the settlement’s list of schools and denial of schools’ due process rights under the DOE’s borrower defense regulations.

On November 16, 2022, the federal district court overruled the four schools’ objections and approved the settlement as proposed.  As a result of this final approval, the DOE has estimated that approximately 196,000 student loan borrowers who attended one of the listed schools (including Lincoln institutions) will receive automatic student loan discharges; that another approximately 100,000 student loan borrowers who attended other schools not on the list would receive decisions under new procedures; and that approximately 250,000 student loan borrowers who submitted borrower defense applications between June 22, 2022 and November 16, 2022 would receive decisions under the DOE’s 2016 regulatory standards within 36 months or else receive automatic student loan discharges.

Index

On January 13, 2023, Lincoln appealed the settlement’s final approval to the U.S. Court of Appeals for the Ninth Circuit.  Two of the three other intervenor schools also appealed on the same date.  The three appealing schools also sought to stay the implementation of the settlement while their appeals were being decided, but the requested stay was denied by the district court, the Ninth Circuit, and the U.S. Supreme Court.  As a result, the DOE is implementing the settlement relief while the three schools appeal the settlement’s final approval.

Lincoln and the two other appealing schools filed their opening appellate brief in the Ninth Circuit on May 3, 2023.  The plaintiffs and the DOE filed their opposition appellate briefs on August 2, 2023.  Lincoln and the two other appealing schools filed their reply appellate brief on September 22, 2023.  The Ninth Circuit heard oral argument on December 5, 2023, and is currently considering the appeal.

It is not possible at this time to predict whether the settlement will be upheld on appeal, what actions the DOE might take if the settlement is upheld on appeal, or whether the DOE or other agencies might take actions against Lincoln institutions before the appeal is decided.  Such actions could have a material adverse effect on our business and results of operations.  Even if the Ninth Circuit rules in our favor and if the approval of the settlement is overturned, the DOE already may have discharged by that time the loans associated with some or all of the pending applications.  We have seen evidence that the DOE already may have discharged some of the loans associated with some of the pending applications, but the DOE has not furnished definitive data to us necessary to determine the extent to which applications have been granted.  The DOE may or may not attempt to seek recoupment from applicable schools relating to approval of borrower defense applications.  The settlement also requires the DOE to review and decide borrower defense applications submitted after June 22, 2022 and before November 16, 2022 within 36 months of the final settlement date.  If the DOE grants some or all of these applications, the DOE also could attempt to recoup from us the loan amounts relating to these applications.  If the DOE approves borrower defense applications concerning us and attempts to recoup from us the loan amounts in the approved applications, we would consider our options for challenging the legal and factual bases for such actions.

We cannot predict what other actions the DOE might take if the settlement is fully implemented, including the amount of borrower defense applications that the DOE might grant or the amount of any recoupment that the DOE might seek from us, if any.  We also cannot predict the outcome of any challenges we might make to such actions .

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

Student Financing Plans—At December 31, 2023, the Company had outstanding net financing commitments to its students to assist them in financing their education of approximately $33.6 million, net of interest.

Executive Employment Agreements—The Company entered into employment contracts with key executives that provide for continued salary payments if the executives are terminated for reasons other than cause, as defined in the agreements. The future employment contract commitments for such employees were approximately $10.6 million at December 31, 2023.

Surety Bonds—Each of the Company’s campuses must be authorized by the applicable state education agency in which the campus is located to operate and to grant degrees, diplomas or certificates to its students. The campuses are subject to extensive, ongoing regulation by each of these states. In addition, the Company’s campuses are required to be authorized by the applicable state education agencies of certain other states in which the campuses recruit students. The Company is required to post surety bonds on behalf of its campuses and education representatives with multiple states to maintain authorization to conduct its business. At December 31, 2023, the Company has posted surety bonds in the total amount of approximately $16.0 million.

18.	COVID-19 PANDEMIC AND CARES ACT

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

19.	SUBSEQUENT EVENTS

Sale-leaseback Transaction – Philadelphia, Pennsylvania Area Campus

On January 30, 2024, the Company entered into a sale-leaseback transaction for the property located at 311 Veterans Highway, Levittown, Pennsylvania.  This property is 90,000 square feet and was previously purchased by the Company on September 28, 2023 for approximately $10.2 million.  The sale transaction is for an aggregate sale price of approximately $11.0 million.   Simultaneously with the closing of the sale, the Company and the purchaser have entered into a triple-net lease agreement pursuant to which the property is being leased back to Lincoln for a twenty-year term.  The lease agreement includes a $2.5 million tenant improvement allowance.

The Company plans to invest approximately $15.0 million, net of the tenant improvement allowance, in the buildout of new classrooms and training areas to ensure a best-in-class campus that provides a positive experience for students, faculty, and industry partners.   Students training at the new Levittown, Pennsylvania campus will go on to launch new careers in the Automotive, Welding, HVAC and Electrical industries throughout the greater Philadelphia area.  As of December 31, 2023, the new campus is classified as held-for-sale on the Consolidated Balance Sheets.

The Company has served the Philadelphia, Pennsylvania area at its current campus located at 9191 Torresdale Avenue for more than 60 years.  The new Levittown, Pennsylvania campus is expected to open in the second half of 2025 and is not expected to impact the student experience at the existing campus at 9191 Torresdale Avenue.  While the current campus can accommodate 250 students, the new Levittown, Pennsylvania campus will have the capability to handle more than double this capacity.  The existing campus will continue to operate until the buildout at the new location is fully complete to ensure a seamless transition.   Additionally, the facility will have the extra capacity to accommodate several potential industry partners and future program expansions.

New Credit Facility

On February 16, 2024, the Company entered into a secured credit agreement (the “Fifth Third Credit Agreement”) with Fifth Third Bank, National Association (the “Bank”), pursuant to which the Company, as borrower, has obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. The Facility is guaranteed by the Company’s wholly-owned subsidiaries and is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company and its subsidiaries. The term of the Facility is 36 months, maturing on February 16, 2027.

Each advance under the Facility will bear interest on the outstanding principal amount thereof from the date when made at an interest rate determined at the election of the Company at either the Tranche Rate (which is the forward-looking Secured Overnight Financing Rate (SOFR) for one or three months), or the Base Rate (which is a variable per annum rate, as of any date of determination, equal to the Bank’s Prime Rate), plus an Applicable Margin.  The Applicable Margin is determined pursuant to a Pricing Grid, which for loans subject to the Tranche Rate varies from 1.75% to 2.50% and for loans subject to the Base Rate varies from 0.75% to 1.50%. The Applicable Margin may change quarterly based on the Total Leverage Ratio at such time.  The Total Leverage Ratio is determined with respect to the Company and its subsidiaries on a consolidated basis for an applicable quarterly period by dividing the aggregate principal amount of various forms of borrowed indebtedness as of the last day of a determination period by EBITDA (earnings before interest expense, taxes, depreciation and amortization) for such period.  Interest is paid in arrears, either quarterly or monthly depending on the Company’s interest rate election, with the principal due at maturity.

Under the terms of the Fifth Third Credit Agreement, the Company will pay to the Bank an unused facility fee on the average daily unused balance of the Facility at a rate per annum equal to 0.50%, which fee is payable in arrears on dates when interest is due and payable. The Company will also pay to the Bank a letter of credit fee equal to the Applicable Margin for loans subject to the Tranche Rate multiplied by the maximum amount available to be drawn under such letter of credit.

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type. In connection with the Fifth Third Credit Agreement, the Company paid the Bank a closing fee in the amount of $200,000 and other customary fees and reimbursements.

Index

LINCOLN EDUCATIONAL SERVICES CORPORATION

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Accounts Written-off	Balance at End of Period
Allowance accounts for the year ended:
December 31, 2023
Student receivable allowance	$35,370	$41,637	$(23,196)[1]	$53,811
December 31, 2022
Student receivable allowance	$31,921	$34,915	$(31,466)	$35,370

[1]
On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses. The adoption resulted in an opening balance sheet adjustments of $10.8 million increasing the allowance for credit losses relating to the Company’s outstanding receivables. The adoption also resulted in a decrease to retained earnings of $7.9 million, after tax and a deferred tax asset increase of $2.9 million.