Form 10-Q
period 2024-03-31
LINCOLN EDUCATIONAL SERVICES CORP
filed 2024-05-06
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of  May 6, 2024, there were 31,443,711 shares of the registrant’s Common Stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,554	$75,992
Restricted cash	1,221	4,277
Accounts receivable, less allowance for credit losses of $37,128 and $34,441 at March 31, 2024 and December 31, 2023, respectively	40,484	35,692
Inventories	2,419	2,948
Prepaid expenses and other current assets	6,071	5,556
Assets held for sale	-	10,198
Total current assets	118,749	134,663

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $141,696 and $140,161 at March 31, 2024 and December 31, 2023, respectively	52,005	50,857

OTHER ASSETS:
Noncurrent receivables, less allowance for credit losses of $19,211 and $19,370 at March 31, 2024 and December 31, 2023, respectively	17,360	17,504
Deferred finance charges	420	-
Deferred income taxes, net	22,796	23,217
Operating lease right-of-use assets	102,797	89,923
Finance lease right-of-use assets	27,998	15,797
Goodwill	10,742	10,742
Other assets, net	1,443	1,787
Pension plan assets, net	853	759
Total other assets	184,409	159,729
TOTAL ASSETS	$355,163	$345,249

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	March 31,	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$22,265	$26,906
Accounts payable	14,282	18,152
Accrued expenses	9,206	13,713
Income taxes payable	2,287	2,832
Current portion of operating lease liabilities	11,842	11,737
Current portion of finance lease liabilities	-	70
Total current liabilities	59,882	73,410

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	101,927	88,853
Long-term portion of finance lease liabilities	28,809	16,126
Other long-term liabilities	52	56
Total liabilities	190,670	178,445

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at March 31, 2024 and December 31, 2023, issued and outstanding 31,443,711 shares at March 31, 2024 and 31,359,110 shares at December 31, 2023.	48,181	48,181
Additional paid-in capital	47,283	49,380
Retained earnings	69,065	69,279
Accumulated other comprehensive loss	(36)	(36)
Total stockholders’ equity	164,493	166,804
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,163	$345,249

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

REVENUE	$103,366	$87,284
COSTS AND EXPENSES:
Educational services and facilities	43,023	38,093
Selling, general and administrative	60,492	50,307
Loss on sale of asset	309	-
Total costs & expenses	103,824	88,400
OPERATING LOSS	(458)	(1,116)
OTHER:
Interest income	698	467
Interest expense	(567)	(25)
LOSS BEFORE INCOME TAXES	(327)	(674)
BENEFIT FOR INCOME TAXES	(113)	(565)
NET LOSS	$(214)	$(109)
Basic
Net loss per common share	$(0.01)	$(0.00)
Diluted
Net loss per common share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding:
Basic	30,301	30,039
Diluted	30,301	30,039

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(214)	$(109)
Other comprehensive loss
Employee pension plan adjustments, net of taxes (nil)	-	(48)
Comprehensive loss	$(214)	$(157)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2024	31,359,110	$48,181	$49,380	$69,279	$(36)	$166,804
Net loss	-	-	-	(214)	-	(214)
Stock-based compensation expense
Restricted stock	400,212	-	1,059	-	-	1,059
Net share settlement for equity-based compensation	(315,611)	-	(3,156)	-	-	(3,156)
BALANCE - March 31, 2024	31,443,711	$48,181	$47,283	$69,065	$(36)	$164,493

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2023	31,147,925	$49,072	$45,540	$51,225	$(960)	$144,877
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	(7,943)	-	(7,943)
Net loss	-	-	-	(109)	-	(109)
Employee pension plan adjustments	-	-	-	-	(48)	(48)
Stock-based compensation expense
Restricted stock	652,042	-	812	-	-	812
Share repurchase	(104,030)	(556)	-	-	-	(556)
Net share settlement for equity-based compensation	(297,380)	-	(1,779)	-	-	(1,779)
BALANCE - March 31, 2023	31,398,557	$48,516	$44,573	$43,173	$(1,008)	$135,254

(a) Net cumulative adjustment to equity based on the adoption of Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses. See Note 13 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214)	$(109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,599	1,255
Finance lease amortization	369	-
Amortization of deferred finance charges	18	-
Deferred income taxes	421	-
Loss on sale of assets	309	-
Fixed asset donations	(98)	(62)
Provision for credit losses	12,213	8,233
Stock-based compensation expense	1,059	812
(Increase) decrease in assets:
Accounts receivable	(16,860)	(8,663)
Inventories	529	(18)
Prepaid income taxes and income taxes payable	(545)	(508)
Prepaid expenses and current assets	(582)	(1,636)
Other assets, net	967	924
Increase (decrease) in liabilities:
Accounts payable	(5,561)	2,387
Accrued expenses	(4,511)	353
Unearned tuition	(4,641)	(3,175)
Other liabilities	(406)	(7)
Total adjustments	(14,720)	(105)
Net cash used in operating activities	(14,934)	(214)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,684)	(3,249)
Proceeds from sale of property and equipment	9,718	-
Net cash provided by (used in) investing activities	8,034	(3,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred finance fees	(438)	-
Share repurchase	-	(556)
Net share settlement for equity-based compensation	(3,156)	(1,779)
Net cash used in financing activities	(3,594)	(2,335)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,494)	(5,798)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	80,269	50,287
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$69,775	$44,489

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Three Months Ended
	March 31,
	2024	2023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$34	$94
Income taxes	$10	$-
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$2,085	$713

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 13 states, offers programs in skilled trades (which include HVAC, welding, computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant, and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology, and aesthetics), and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, Euphoria Institute of Beauty Arts and Sciences, and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (“DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2023 audited consolidated financial statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the three months ending March 31, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2024.

As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional. The Campus Operations segment includes campuses that are in operation and contribute to the Company’s core operations and performance. The Transitional segment refers to campuses that are marked for closure and are currently being taught-out. As of March 31, 2024, there were no campuses classified in the Transitional segment. However, in the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment and was fully taught out as of December 31, 2023.

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

New Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. We are currently evaluating the impact this ASU may have on our Condensed Consolidated Financial Statements.

Index
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about income taxes paid by federal, state and foreign taxes, and by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted.  We do not expect this ASU will have a material impact on the Condensed Consolidated Financial Statements.

Income Taxes— The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considers, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our Condensed Consolidated Financial Statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s Condensed Consolidated Financial Position or Results of Operations. Changes in, among other things, income tax legislation, statutory income tax rates or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2024 and 2023, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

2.	NET LOSS PER COMMON SHARE

Basic and diluted earnings per share (“EPS”) are determined in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive Common Stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if our dilutive outstanding stock options and stock awards were issued.

The weighted average number of common shares used to compute basic and diluted loss per share for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
Basic shares outstanding	30,301,475	30,038,558
Dilutive effect of stock options	-	-
Diluted shares outstanding	30,301,475	30,038,558

Index
For the three months ended March 31, 2024 and 2023, respectively, options to acquire 169,288 shares and 231,124 shares were excluded from the above table because the Company reported a net loss for each quarter and therefore their impact on reported earnings per share would have been antidilutive.

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from our contracts with students.  The related accounts receivable balances are recorded on our Condensed Consolidated Balance Sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amount of $22.3 million and $26.9 million is recorded as current liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. The change in this contract liability balance during the three-month period ended March 31, 2024 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three-month period ended March 31, 2024 that was included in the contract liability balance at the beginning of the year was $21.6 million.

The following table depicts the timing of revenue recognition:

	Three Months Ended March 31, 2024
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,747	$-	$5,747
Services transferred over time	97,619	-	97,619
Total revenues	$103,366	$-	$103,366

	Three Months Ended March 31, 2023
	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$4,699	$9	$4,708
Services transferred over time	81,653	923	82,576
Total revenues	$86,352	$932	$87,284

4.	LEASES

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset as to which the Company has the right to control its use in determining whether the contract contains a lease.  An operating lease ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are to be recognized at the commencement date based on the present value of lease payments over the lease term. As all of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on a yield curve analysis, utilizing the interest rate derived from the fair value analysis of our credit facility and adjusting it for factors that appropriately reflect the profile of secured borrowing over the expected term of the lease. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Our leases have remaining lease terms of one year to 21 years. Lease terms may include options to extend the lease term used in determining the lease obligation when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments are recognized on a straight-line basis over the lease term for operating leases.

Index
On October 31, 2023, the Company entered into a lease for approximately 100,000 square feet of space to serve as the Company’s new campus in Houston, Texas.  The lease term commenced on January 2, 2024, with an initial lease term of 21 years and 6 months. The lease contains three five-year renewal options.

On October 18, 2023, the Company entered into a lease for approximately 120,000 square feet of space to serve as the Company’s new campus in Nashville, Tennessee. The lease term commenced on November 1, 2023, with an initial lease term of 15 years. The lease contains two five-year renewal options.  See Note 12, “Real Estate Transactions”.

On September 28, 2023, the Company purchased a 90,000 square foot property located at 311 Veterans Highway, Levittown, Pennsylvania for approximately $10.2 million and subsequently on January 30, 2024 entered into a sale-leaseback transaction for this property.  See Note 12, “Real Estate Transactions”.  As of December 31, 2023, this property was classified as held-for-sale on the Condensed Consolidated Balance Sheets. However, the sale was consummated in the first quarter of the current year.

The following table presents components of lease cost and classification on the Condensed Consolidated Statement of Operations:

		Three Months Ended March 31,
in thousands	Consolidated Statement of Operations Classification	2024	2023
Operating Lease Cost	Selling, general and administrative	$4,800	$4,872
Finance lease cost
Amortization of leased assets	Depreciation and amortization	369	-
Interest on lease Liabilities	Interest expense	487	-
Variable lease cost	Selling, general and administrative	88	66
		$5,744	$4,938

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense and amortization expense are broken out separately in the operating section of the Condensed Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Three Months Ended March 31,
	2024	2023
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$4,495	$3,918
Operating Cash Flows - finance leases	$487	$-
Financing Cash Flows - finance leases	$-	$-

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$15,714	$2,142
Finance leases	$12,570	$-

During the three months ended March 31, 2024, the Company entered into one new lease that resulted in noncash re-measurement of the related ROU asset and operating lease liability of $15.7 million.  In addition, during the three months ended March 31, 2024, the Company entered into one finance lease that resulted in a noncash re-measurement of the related ROU asset and finance lease liability of $12.6 million.

Index
Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of March 31,
	2024	2023
Weighted-average remaining lease term
Operating leases	12.51 years	11.15 years
Finance leases	17.08 years	-

Weighted-average discount rate
Operating leases	6.84%	6.99%
Finance leases	7.71%	-

Maturities of lease liabilities by fiscal year for our leases as of March 31, 2024, are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2024 (excluding the three months ended March 31, 2024)	$13,558	$1,216
2025	18,086	506
2026	15,567	2,817
2027	12,681	2,918
2028	12,512	3,023
2029	10,637	3,132
Thereafter	84,883	43,418
Total lease payments	167,924	57,030
Less: imputed interest	(54,155)	(28,221)
Present value of lease liabilities	$113,769	$28,809

5.	GOODWILL AND LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived assets and identifiable intangibles annually, or more frequently if necessary, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  If the Company determines that an asset’s carrying value is impaired, it will record a write-down of the carrying value of the asset and charge the impairment as an operating expense in the period in which the determination is made.  For other long-lived assets, including ROU lease assets, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

When we perform the quantitative impairment test for long-lived assets, we examine estimated future cash flows using Level 3 inputs. These cash flows are evaluated by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values.

For the three months ended March 31, 2024, and 2023, there were no impairments of goodwill or long-lived assets.

Index
The carrying amount of goodwill at March 31, 2024 is as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2024	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of March 31, 2024	$117,176	$(106,434)	$10,742

6.	LONG-TERM DEBT

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

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type. In connection with the Fifth Third Credit Agreement, the Company paid the Bank a closing fee in the amount of $200,000 and other customary fees and reimbursements.  As of March 31, 2024, there was no debt outstanding under the Facility.

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

Restricted Stock

The Company currently has only one active stock incentive plan: the Lincoln Educational Services Corporation 2020 Incentive Compensation Plan (the “LTIP”).

Index
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

For the three months ended March 31, 2024 and 2023, respectively, the Company completed a net share settlement for 315,611 and 297,380 restricted shares on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2024 and/or 2023, creating taxable income for the employees.  At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $3.1 million and $1.8 million for each of the three months ended March 31, 2024, and 2023, respectively, to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2023	1,398,675	$5.16
Granted	400,212	9.62
Vested	(759,731)	6.40

Nonvested Restricted Stock outstanding at March 31, 2024	1,039,156	$7.62

The Restricted Stock expense for the three months ended March 31, 2024, and 2023 was $1.1 million and $0.8 million, respectively. The unrecognized Restricted Stock expense as of March 31, 2024, and December 31, 2023 was $7.1 million and $4.3 million, respectively.  As of March 31, 2024, the outstanding shares of Restricted Stock had an aggregate intrinsic value of $14.4 million.

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

Subsequently, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.

Index
The following table presents information about our repurchases of Common Stock, all of which were completed through open market purchases:

	Three Months Ended
	March 31,
(in thousands, except share data)	2024	2023
Total number of shares repurchased[1]	-	104,030
Total cost of shares repurchased	$-	$556

1 These shares were subsequently canceled and recorded as a reduction of Common Stock.

8.	INCOME TAXES

The benefit for income taxes was $0.1 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectfully.  The reduction was primarily due to lower discrete tax benefit in the current year.

9.	COMMITMENTS AND CONTINGENCIES

There are no material developments relating to previously disclosed legal proceedings. See the Company’s Form 10-K and previous Form 10-Qs “Legal Proceedings” for information regarding existing legal proceedings. Additionally, see “Regulatory Updates” for additional information concerning the status of Borrower Defense to Repayment Applications.

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

As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional. These segments are defined below:

Campus Operations – The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught out.  As of March 31, 2024, there were no campuses classified in the Transitional segment.  However, in the prior year the Company’s Somerville, Massachusetts campus was classified in the Transitional segment and was fully taught out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended March 31,
	Revenue				Operating Income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
Campus Operations	$103,366	100.0%	$86,352	98.9%	$12,324	$10,109
Transitional	-	0.0%	932	1.1%	-	(197)
Corporate	-	0.0%	-	0.0%	(12,782)	(11,028)
Total	$103,366	100.0%	$87,284	100.0%	$(458)	$(1,116)

Index
	Total Assets
	March 31, 2024	December 31, 2023
Campus Operations	$249,738	$234,940
Transitional	-	262
Corporate	105,425	110,047
Total	$355,163	$345,249

11.	FAIR VALUE

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

The Company measures the fair value of money market funds and treasury bills using Level 1 inputs.  Pricing sources may include industry standard data providers, security master files from large financial institutions and other third-party sources used to determine a daily market value.

The following charts reflect the fair market value of cash equivalents and short-term investments as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$54,035	$54,035	$-	$-	$54,035
Total cash equivalents and short-term investments	$54,035	$54,035	$-	$-	$54,035

	December 31, 2023
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$9,037	$9,037	$-	$-	$9,037
Treasury bill	20,343	20,343	-	-	20,343
Total cash equivalents and short-term investments	$29,380	$29,380	$-	$-	$29,380

The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, prepaid expenses and other current assets, accrued expenses and other short-term liabilities, approximates fair value due to the short-term nature of these items.

Index
12.	REAL ESTATE TRANSACTIONS

Purchase and Sale-leaseback Transaction – Philadelphia, Pennsylvania Area Campus

On January 30, 2024 the Company entered into a sale-leaseback transaction for the property located at 311 Veterans Highway, Levittown, Pennsylvania.  This property is 90,000 square feet and was previously purchased by the Company on September 28, 2023 for approximately $10.2 million.  The sale transaction was for an aggregate sale price of approximately $11.0 million.   Simultaneously with the closing of the sale, the Company and the purchaser have entered into a triple-net lease agreement pursuant to which the property is being leased back to the Company for a 20-year term.  The lease agreement includes a $2.5 million tenant improvement allowance.

The Company plans to invest approximately $15.0 million, net of the tenant improvement allowance, in the buildout of new classrooms and training areas to ensure a best-in-class campus that provides a positive experience for students, faculty, and industry partners.   Students training at the new Levittown, Pennsylvania campus will go on to launch new careers in the automotive, welding, HVAC and electrical industries throughout the greater Philadelphia area.  As of December 31, 2023, the new campus is classified as held-for-sale on the Condensed Consolidated Balance Sheets.

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

Property Sale Agreement – Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, L.L.C., a subsidiary of the Company, entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the nearly 16-acre property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”).

On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for approximately $33.8 million pursuant to the Nashville Contract. The net proceeds from the Nashville sale, net of closing costs, are available for working capital, acquisitions, other strategic initiatives, and general corporate purposes.  In connection with the sale, the parties entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months plus options to extend the lease for up to three consecutive 30-day terms at $150,000 per extension term.  The carrying value of the campus is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period was approximately $2.3 million at the consummation of the lease.  As of March 31, 2024, approximately $0.8 million remains and is included in prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

13.	STUDENT RECEIVABLES

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

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of March 31, 2024, and December 31, 2023, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $17.4 million and $17.5 million, respectively.

The following table presents the amortized cost basis of student receivables as of March 31, 2024 by year of origination.

Student
Year	Receivables (1)
2024	$50,484
2023	35,742
2022	10,731
2021	5,989
2020	2,628
Prior	2,562
Total	$108,136

(1)
Student receivables are presented on a gross basis from the individual students.  The total receivable amount above excludes federal subsidies reflected on the students account but not yet received from the government.  Also, it excludes all receivables from corporate partnerships, which are otherwise included under accounts receivable in our Condensed Consolidated Balance Sheet.

Index
The following table presents write-off amounts during the three months ended March 31, 2024 based on the students’ school departure year.

Year	Write-Off’s
2024	$-
2023	7,854
2022	1,121
2021	433
2020	154
Prior	123
Total	$9,685

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio are calculated in accordance with the guidance effective January 1, 2023 under CECL for the three months ended March 31, 2024.

Allowance for
Credit Losses
Balance as of December 31, 2023	$53,811
Provision for credit losses	12,213
Write-off’s	(9,685)
Balance as of March 31, 2024	$56,339

Fair Value Measurements

The carrying amount reported in our Condensed Consolidated Balance Sheets for the current portion of student receivable approximates fair value because of the nature of these financial instruments as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “we,” “our,” “us” and the “Company” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects, and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures, and effect of pandemics such as the COVID-19 pandemic and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

Index
As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  The Campus Operations segment includes campuses that are in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that are marked for closure and are currently being taught-out.  As of March 31, 2024, there were no campuses classified in the Transitional segment.  However, in the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment and was fully taught out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.  The interim financial statements and related notes thereto appearing elsewhere in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Form 10-K, which includes audited Consolidated Financial Statements for the last two fiscal years ended December 31, 2023.

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 13 states, offers programs in skilled trades (which include HVAC, welding, computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant, and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology, and aesthetics), and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, Euphoria Institute of Beauty Arts and Sciences, and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (“DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

Purchase and Sale-leaseback Transaction – Philadelphia, Pennsylvania Area Campus

On January 30, 2024 the Company entered into a sale-leaseback transaction for the property located at 311 Veterans Highway, Levittown, Pennsylvania.  This property is 90,000 square feet and was previously purchased by the Company on September 28, 2023 for approximately $10.2 million.  The sale transaction was for an aggregate sale price of approximately $11.0 million.   Simultaneously with the closing of the sale, the Company and the purchaser have entered into a triple-net lease agreement pursuant to which the property is being leased back to the Company for a 20-year term.  The lease agreement includes a $2.5 million tenant improvement allowance.

The Company plans to invest approximately $15.0 million, net of the tenant improvement allowance, in the buildout of new classrooms and training areas to ensure a best-in-class campus that provides a positive experience for students, faculty, and industry partners.   Students training at the new Levittown, Pennsylvania campus will go on to launch new careers in the automotive, welding, HVAC and electrical industries throughout the greater Philadelphia area.  As of December 31, 2023, the new campus is classified as held-for-sale on the Condensed Consolidated Balance Sheets.

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

Property Sale Agreement – Nashville, Tennessee Campus

On September 24, 2021, Nashville Acquisition, L.L.C., a subsidiary of the Company, entered into a Contract for the Purchase of Real Estate (the “Nashville Contract”) to sell the nearly 16-acre property located at 524 Gallatin Avenue, Nashville, Tennessee 37206, at which the Company operates its Nashville campus, to SLC Development, LLC, a subsidiary of Southern Land Company (“SLC”).

Index
On June 8, 2023, the Company closed on the sale of its Nashville, Tennessee property to East Nashville Owner, LLC, an affiliate of SLC, for approximately $33.8 million pursuant to the Nashville Contract. The net proceeds from the Nashville sale, net of closing costs, are available for working capital, acquisitions, other strategic initiatives, and general corporate purposes.  In connection with the sale, the parties entered into a lease agreement allowing the Company to continue to occupy the campus and operate it on a rent-free basis for a period of 15 months plus options to extend the lease for up to three consecutive 30-day terms at $150,000 per extension term.  The carrying value of the campus is approximately $4.5 million and the estimated fair value of the rent for the 15-month rent-free period was approximately $2.3 million at the consummation of the lease.  As of March 31, 2024, approximately $0.8 million remains and is included in prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

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

Results of Continuing Operations for the Three Months Ended March 31, 2024

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Revenue	100.0%	100.0%
Costs and expenses:
Educational services and facilities	41.6%	43.6%
Selling, general and administrative	58.5%	57.6%
Loss on sale of asset	0.3%	0.0%
Total costs and expenses	100.4%	101.3%
Operating loss	-0.4%	-1.3%
Interest income, net	0.1%	0.5%
Loss from operations before income taxes	-0.3%	-0.8%
Benefit for income taxes	-0.1%	-0.6%
Net loss	-0.2%	-0.1%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Consolidated Results of Operations

Revenue.  Revenue increased by $16.1 million, or 18.4%, to $103.4 million for the three months ended March 31, 2024, from $87.3 million in the prior year comparable period.  Included in the prior year is $0.9 million of revenue related to the teach-out of the Somerville, Massachusetts campus, which was completed in the prior year.   Excluding this campus for comparability, revenue would have increased by $17.0 million, or 19.7%.  The primary reasons for the increase were an 11.9% rise in average student population due to starting the year with approximately 9.0% or 1,100 more students, coupled with a 15.3% growth in student starts.
For a general discussion of trends in our student enrollment, see “Seasonality and Outlook” below.

Educational services and facilities expense.  Our educational services and facilities expense increased $4.9 million, or 12.9% to $43.0 million from $38.1 million in the prior year comparable period.  Included in the increase over prior year are approximately $2.9 million of one-time expenses primarily relating to new campuses and campus relocation costs, for the new Houston, Texas property in addition to the relocations of our Nashville, Tennessee and Philadelphia, Pennsylvania area properties.  Remaining expense increases were due to higher instructional salaries resulting from additional staffing levels driven by student population growth in combination with  merit salary increases and additional costs attributed to book and tool expense driven by an increased student population.

Educational services and facilities expense, as a percentage of revenue, decreased to 41.6% from 43.6% for the three months ended March 31, 2024 and 2023, respectively.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $10.2 million, or 20.3% to $60.5 million for the three months ended March 31, 2024, from $50.3 million in the prior year comparable period.  The majority of the   increase was due to higher administrative expense and marketing investments, with additional increases in student services resulting from a larger student population.

Administrative costs increased $7.4 million, due to several factors including an increase in salary expense driven in part by merit increases and population growth, increased medical claims, and additional bad debt expense largely driven by revenue growth.

Index
Marketing investments increased $1.6 million, helping drive student starts, up 15.3% quarter-over-quarter.  Additional investments during the current quarter included video production for TV and digital channels, the start-up of investment in awareness building and lead generation in connection with the launch of the East Point, Georgia campus, which commenced classes in March of this year, and the continued increase in spending for paid search and paid social media, which generate higher converting leads.

Selling, general and administrative expense, as a percentage of revenue, increased to 58.5% from 57.6% for the three months ended March 31, 2024 and 2023, respectively.

Loss on sale of asset. Loss on sale of asset was $0.3 million for the three months ended March 31, 2024, driven by the sale of our Levittown, Pennsylvania property during the current quarter.

Net interest income.  Net interest income was $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.  During the current quarter, the Company generated $0.7 million of investment income, compared to $0.5 million in the prior year comparable period through investments of approximately $54.0 million of cash reserves into two money market accounts.  Returns in the current quarter were partially offset by increased interest expense resulting from the addition of the Company’s two finance leases.

Income taxes.  The benefit for income taxes was $0.1 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectfully.  The reduction was primarily due to a lower discrete tax benefit in the current year.

Segment Results of Operations

As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  These segments are defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to businesses that are marked for closure and are currently being taught-out.  As of March 31, 2024, there were no campuses classified in the Transitional segment.  However, in the prior year the Company’s Somerville, Massachusetts campus was classified in the Transitional segment and was fully taught out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results to consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents results for our two reportable segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	% Change
Revenue:
Campus Operations	$103,366	$86,352	19.7%
Transitional	-	932	-100.0%
Total	$103,366	$87,284	18.4%

Operating Income (loss):
Campus Operations	$12,324	$10,109	21.9%
Transitional	-	(197)	-100.0%
Corporate	(12,782)	(11,028)	-15.9%
Total	$(458)	$(1,116)	-59.0%

Starts:
Campus Operations	3,967	3,440	15.3%
Total	3,967	3,440	15.3%

Average Population:
Campus Operations	13,678	12,225	11.9%
Transitional	-	162	-100.0%
Total	13,678	12,387	10.4%

End of Period Population:
Campus Operations	13,801	12,413	11.2%
Transitional	-	131	-100.0%
Total	13,801	12,544	10.0%

Campus Operations

Operating income increased 21.9%, or $2.2 million to $12.3 million for the three months ended March 31, 2024 from $10.1 million in the prior year comparable period.  The change quarter-over-quarter was mainly driven by the following factors:

•
Revenue increased $17.0 million, or 19.7% to $103.4 million for the three months ended March 31, 2024 from $86.4 million in the prior year comparable period.  The primary reasons for this increase were an 11.9% rise in average student population due to starting the year with approximately 9.0% or 1,100 more students, coupled with a 15.3% growth in student starts.

•
Our educational services and facilities expense increased $5.5 million, or 14.8% to $43.0 million for the three months ended March 31, 2024 from $37.5 million in the prior year comparable period.  Included in the increase over prior year are approximately $2.9 million of one-time expenses primarily relating to new campuses and campus relocation costs, for the new Houston, Texas property in addition to the relocations of our Nashville, Tennessee and Philadelphia, Pennsylvania area properties.  Remaining expense increases were due to higher instructional salaries resulting from additional staffing levels driven by student population growth in combination with merit salary increases, with additional costs attributed to book and tool expense also driven by an increased student population.

•
Our selling, general and administrative expense increased $9.2 million, or 23.9% to $48.0 million for the three months ended March 31, 2024, from $38.8 million in the prior year comparable period.  The increase in expense was due to higher administrative expense and marketing investments, with additional increases in student services resulting from a larger student population, all of which are discussed above in the Consolidated Results of Operations.

Index
Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property exercised the option to terminate the lease on December 8, 2023 and the Company determined not to pursue relocating the campus in this geographic region.  The campus was fully taught out as of December 2023 and did not generate any expense for the current quarter.

•	Revenue decreased $0.9 million, or 100.0% to zero for the three months ended March 31, 2024, from $0.9 million in the prior year comparable period.
•	Total operating expenses decreased $1.1 million, or 100.0% to zero for the three months ended March 31, 2024, from $1.1 million in the prior year comparable period.

The change in operating performance is the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expense were $12.8 million and $11.0 million for each of the three months ended March 31, 2024 and 2023, respectively.  Increased costs were due primarily to a loss on the sale of our Levittown, Pennsylvania property, additional salaries and benefits expense, stock-based compensation expense and performance-based incentives driven in part by improved financial performance.

LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for the maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our Credit Facility.  The following chart summarizes the principal elements of our cash flow for each of the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(14,934)	$(214)
Net cash provided by (used in) investing activities	$8,034	$(3,249)
Net cash used in financing activities	$(3,594)	$(2,335)

As of March 31, 2024, the Company had $69.8 million in cash and cash equivalents and restricted cash, compared to $80.3 million in cash and cash equivalents and restricted cash as of December 31, 2023.  The change in cash position from year-end was driven in part by the payment of incentive compensation during the first quarter, investments in capital expenditures relating to our East Point,

Georgia campus in addition to new programs and program expansions and the seasonality of our business, which yields greater returns in the second half of the year.  In addition, the prior year cash position benefited from $33.3 million in proceeds resulting from the sale of our Nashville, Tennessee property.

On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company’s outstanding Common Stock.  The share repurchase program was authorized for 12 months. Subsequently, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.  As of March 31, 2024, the Company has not repurchased any additional shares and has approximately $29.7 million remaining for repurchase.

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

Net cash used in operating activities was $14.9 million for the three months ended March 31, 2024 compared to $0.2 million in the prior year comparable period.  The main reasons for the change in cash position included a $7.9 million reduction in accounts payable during the three months ended March 31, 2024 resulting from the timing of cash disbursements and a $4.9 million reduction in accrued expenses resulting from the payment of incentive-based compensation during the current quarter.

Investing Activities

Net cash provided by investing activities was $8.0 million for the three months ended March 31, 2024 compared to net cash used in investing activities of $3.2 million in the prior year comparable period.  The increase in cash position was driven by the sale of our Levittown, Pennsylvania property, partially offset by investments in capital expenditures.

We currently lease all of our campuses.

Capital expenditures were approximately 11.0% of revenues in 2023 and are expected to approximate 18.0% of revenues in 2024.  The significant increase in planned capital expenditures over the prior year will be driven by several factors that include, but are not limited to, the buildout of our new East Point, Georgia campus and the new Nashville, Tennessee campus, additional space, the planned introduction of three new programs at the Lincoln, Rhode Island campus, and the anticipated introduction of new programs at certain other campuses.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 and 2023 was $3.6 million and $2.3 million, respectively.  The decrease in cash used was driven by the tax impact of vested stock grants for the prior year.

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

Index
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

The Fifth Third Credit Agreement contains customary representations, warranties and affirmative and negative covenants, as well as events of default customary for facilities of this type. In connection with the Fifth Third Credit Agreement, the Company paid the Bank a closing fee in the amount of $200,000 and other customary fees and reimbursements. As of March 31, 2024, there was no debt outstanding under the Facility.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of March 31, 2024, we had no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

As of March 31, 2024, we had outstanding loan principal commitments to our active students of $37.1 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Borrower Defense to Repayment Regulations.   The DOE’s current Borrower Defense to Repayment regulations establish processes for borrowers to receive from the DOE a discharge of the obligation to repay certain Title IV Program loans based on certain acts or omissions by the institution or a covered party. The current regulations also establish processes under which the DOE may seek recovery from the institution of the amount of discharged loans.  See 10-K “Regulatory Environment – Borrower Defense to Repayment Regulations.”

In April 2021, the Company received communication from the DOE indicating that the DOE was in receipt of a number of borrower defense applications containing allegations concerning our schools and requiring that the DOE undertake a fact-finding process pursuant to DOE regulations. Among other things, the communication outlines a process by which the DOE would provide to us the applications and allow us the opportunity to submit responses to them. Further, the communication outlines certain information requests, relating to the period between 2007 and 2013, in connection with the DOE’s preliminary review of the borrower defense applications. Based upon publicly available information, it appears that the DOE has undertaken similar reviews of other educational institutions which have also been the subject of various borrower defense applications. We have received the borrower defense application claims and have completed the process of thoroughly reviewing and responding to each borrower defense application as well as providing information in response to the DOE’s requests.

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

As previously disclosed, on November 16, 2022, a California federal court in Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.), approved a settlement agreement entered into by the DOE in a class action lawsuit that challenges the manner in which the DOE has dealt with Borrow Defense to Repayment applications over several years. See Part I, Item 3, of our Form 10-K “Legal Proceedings.” The settlement provides automatic debt forgiveness and refunds or a streamlined review process for former students of over 150 schools, including our institutions, who had submitted Borrower Defense to Repayment applications on or before June 22, 2022. Based upon publicly available information, approximately 264,000 Borrower Defense to Repayment applications associated with all schools were eligible for automatic relief or a streamlined review process as of June 22, 2022.  The settlement also provides a 36-month deadline for the DOE to decide Borrower Defense to Repayment applications submitted between June 23, 2022 and November 16, 2022, the date of the court’s final approval of the settlement, under the DOE’s 2016 regulatory standards.  If the DOE does not decide those applications within 36 months, the applicants will receive automatic debt forgiveness and refunds without considering the merits of the claims.  As a result of publicity about the opportunity afforded by the settlement, approximately 206,000 borrowers submitted 250,000 new applications prior to November 16, 2022.  The process set out in the settlement agreement does not follow the claim adjudication procedures set out in applicable regulations.

Index
In February 2024, the Company received communication from the DOE indicating that the DOE was in receipt of approximately 3,000 new borrower defense applications containing allegations concerning our schools.  The communication indicated that these applications were filed between June 23, 2022, and November 15, 2022 and, therefore, subject to the settlement agreement. The DOE’s receipt of borrower defense applications for this time period is not unique to the Company as other proprietary educational institutions have also received notification of applications in many cases numbering in the thousands.

It remains unclear what loan discharge applications the DOE may grant in the future and whether they will assert repayment claims against us regardless of the date the student loan was disbursed and the corresponding discharge standards and processes.  As a consequence, we are not able to predict the outcome of the DOE’s review, if any, of these applications at this time. If the DOE disagrees with our legal and factual grounds for contesting the applications or if the DOE fails to adjudicate the claims within 36 months, the DOE could discharge the loans associated with the applications and award refunds. In turn, the DOE could attempt to impose liabilities on the Company based on the discharge of the loans and refunds, which could have a material adverse effect on our business and results of operations.  The DOE also could attempt to apply the new regulations to the pending applications, which could increase the likelihood of the DOE granting the application because the proposed regulations are more favorable to borrowers (although the new regulations are subject to a federal injunction).  If the DOE attempts to impose liabilities based on the discharge of these loans and refunds, we would consider our options for challenging the legal and factual bases for such actions both in administrative proceedings and in federal court.

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

There are no material developments relating to previously disclosed legal proceedings.  See the Company’s Form 10-K and previous Form 10-Qs “Legal Proceedings” for information regarding existing legal proceedings.  Additionally, see “Regulatory Updates” for additional information concerning the status of Borrower Defense to Repayment applications.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.  For the quarter ended March 31, 2024, the Company is not aware of any specific new and additional risk factors not previously disclosed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing purchases of up to $30.0 million. Subsequently, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.

The following table presents the number and average price of shares purchased during the three months ended March 31, 2024.  The remaining authorized amount for share repurchases under the program as of March 31, 2024 was approximately $29.7 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
January 1, 2024 to January 31, 2024	-	$-	-	$29,663,667
February 1, 2024 to February 29, 2024	-	-	-	-
March 1, 2024 to March 31, 2024	-	-	-	-
Total	-	-	-

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 7 – Stockholders Equity.

Index
Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	None.
(c)
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (as amended) (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed February 16, 2024).

10.2
Credit Agreement dated as of February 16, 2024 among Lincoln Educational Services Corporation and its subsidiaries and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 23, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: May 6, 2024	By:	/s/ Brian Meyers
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

10.1
Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (as amended) (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed February 16, 2024).

10.2
Credit Agreement dated as of February 16, 2024 among Lincoln Educational Services Corporation and its subsidiaries and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 23, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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