Form 10-Q
period 2024-06-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2024-08-08
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 7, 2024, there were 31,474,923 shares of the registrant’s Common Stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to the following:

•	compliance with the extensive existing regulatory framework applicable to our industry or our failure to timely obtain and maintain regulatory approvals and accreditation;
•	compliance with continuous changes in applicable federal laws and regulations, including pending rulemaking by the U.S. Department of Education;
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

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	June 30,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,987	$75,992
Restricted cash	-	4,277
Accounts receivable, less allowance for credit losses of $39,355 and $34,441 at June 30, 2024 and December 31, 2023, respectively	43,581	35,692
Inventories	2,345	2,948
Prepaid income taxes and income taxes receivable	2,388	-
Prepaid expenses and other current assets	4,090	5,556
Assets held for sale	-	10,198
Total current assets	119,391	134,663

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $142,957 and $140,161 at June 30, 2024 and December 31, 2023, respectively	59,495	50,857

OTHER ASSETS:
Noncurrent receivables, less allowance for credit losses of $18,876 and $19,370 at June 30, 2024 and December 31, 2023, respectively	17,058	17,504
Deferred finance charges	399	-
Deferred income taxes, net	22,796	23,217
Operating lease right-of-use assets	106,603	89,923
Finance lease right-of-use assets	27,580	15,797
Goodwill	10,742	10,742
Other assets, net	1,372	1,787
Pension plan assets, net	943	759
Total other assets	187,493	159,729
TOTAL ASSETS	$366,379	$345,249

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	June 30,	December 31,
	2024	2023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$24,328	$26,906
Accounts payable	19,001	18,152
Accrued expenses	11,611	13,713
Income taxes payable	-	2,832
Current portion of operating lease liabilities	11,952	11,737
Current portion of finance lease liabilities	-	70
Total current liabilities	66,892	73,410

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	105,929	88,853
Long-term portion of finance lease liabilities	28,702	16,126
Other long-term liabilities	-	56
Total liabilities	201,523	178,445

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at June 30, 2024 and December 31, 2023, issued and outstanding 31,490,839 shares at June 30, 2024 and 31,359,110 shares at December 31, 2023.	48,181	48,181
Additional paid-in capital	48,328	49,380
Retained earnings	68,383	69,279
Accumulated other comprehensive loss	(36)	(36)
Total stockholders’ equity	164,856	166,804
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,379	$345,249

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUE	$102,914	$88,646	$206,281	$175,929
COSTS AND EXPENSES:
Educational services and facilities	45,561	40,030	88,584	78,123
Selling, general and administrative	57,865	51,814	118,359	102,119
Loss (gain) on sale of assets	604	(30,933)	913	(30,933)
Impairment of goodwill and long-lived assets	-	4,220	-	4,220
Total costs & expenses	104,030	65,131	207,856	153,529
OPERATING (LOSS) INCOME	(1,116)	23,515	(1,575)	22,400
OTHER:
Interest income	638	547	1,336	1,013
Interest expense	(667)	(28)	(1,234)	(53)
(LOSS) INCOME BEFORE INCOME TAXES	(1,145)	24,034	(1,473)	23,360
(BENEFIT) PROVISION FOR INCOME TAXES	(463)	6,784	(577)	6,219
NET (LOSS) INCOME	$(682)	$17,250	$(896)	$17,141
Basic
Net (loss) income per common share	$(0.02)	$0.57	$(0.03)	$0.57
Diluted
Net (loss) income per common share	$(0.02)	$0.57	$(0.03)	$0.57
Weighted average number of common shares outstanding:
Basic	30,660	30,140	30,481	30,090
Diluted	30,660	30,397	30,481	30,333

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income	$(682)	$17,250	$(896)	$17,141
Other comprehensive (loss) income
Employee pension plan adjustments, net of taxes (nil)	-	(5)	-	(53)
Comprehensive (loss) income	$(682)	$17,245	$(896)	$17,088

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)
	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2024	31,359,110	$48,181	$49,380	$69,279	$(36)	$166,804
Net loss	-	-	-	(214)	-	(214)
Stock-based compensation expense
Restricted stock	400,212	-	1,059	-	-	1,059
Net share settlement for equity-based compensation	(315,611)	-	(3,156)	-	-	(3,156)
BALANCE - March 31, 2024	31,443,711	48,181	47,283	69,065	(36)	164,493
Net loss	-	-	-	(682)	-	(682)
Stock-based compensation expense
Restricted stock	47,128	-	1,045	-	-	1,045
BALANCE - June 30, 2024	31,490,839	$48,181	$48,328	$68,383	$(36)	$164,856

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2023	31,147,925	$49,072	$45,540	$51,225	$(960)	$144,877
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	(7,943)	-	(7,943)
Net loss	-	-	-	(109)	-	(109)
Employee pension plan adjustments	-	-	-	-	(48)	(48)
Stock-based compensation expense
Restricted stock	652,042	-	812	-	-	812
Share repurchase	(104,030)	(556)	-	-	-	(556)
Net share settlement for equity-based compensation	(297,380)	-	(1,779)	-	-	(1,779)
BALANCE - March 31, 2023	31,398,557	48,516	44,573	43,173	(1,008)	135,254
Net income	-	-	-	17,250	-	17,250
Employee pension plan adjustments	-	-	-	-	(5)	(5)
Stock-based compensation expense
Restricted stock	61,257	-	2,576	-	-	2,576
Share repurchase	(61,034)	(335)	-	-	-	(335)
Net share settlement for equity-based compensation	(39,670)	-	(275)	-	-	(275)
BALANCE - June 30, 2023	31,359,110	$48,181	$46,874	$60,423	$(1,013)	$154,465

(a)  Net cumulative adjustment to equity based on the adoption of Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses.  See Note 12 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(896)	$17,141
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,501	2,932
Finance lease amortization	787	-
Amortization of deferred finance charges	57	-
Deferred income taxes	421	-
Loss (gain) on sale of assets	913	(30,933)
Impairment of goodwill and long-lived assets	-	4,220
Fixed asset donations	(178)	(207)
Provision for credit losses	25,537	18,600
Stock-based compensation expense	2,104	3,388
(Increase) decrease in assets:
Accounts receivable	(32,977)	(16,923)
Inventories	603	63
Prepaid income taxes and income taxes payable	(5,220)	4,040
Prepaid expenses and current assets	1,154	(1,152)
Other assets, net	806	1,194
Increase (decrease) in liabilities:
Accounts payable	(472)	5,646
Accrued expenses	(2,069)	3,694
Unearned tuition	(2,578)	(1,226)
Other liabilities	(92)	(74)
Total adjustments	(5,703)	(6,738)
Net cash (used in) provided by operating activities	(6,599)	10,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,725)	(10,901)
Proceeds from sale of property and equipment	9,718	33,310
Proceeds from short-term investment	-	14,758
Purchase of short-term investment	-	(24,344)
Net cash (used in) provided by investing activities	(3,007)	12,823
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred finance fees	(456)	-
Finance lease principal paid	(64)	-
Share repurchase	-	(891)
Net share settlement for equity-based compensation	(3,156)	(2,054)
Net cash used in financing activities	(3,676)	(2,945)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,282)	20,281
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	80,269	50,287
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$66,987	$70,568

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Six Months Ended
	June 30,
	2024	2023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,063	$94
Income taxes	$4,221	$2,169
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$2,041	$1,094

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
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

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2023 audited Consolidated Financial Statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2024.

Since January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that have been marked for closure and are being taught-out.  As of June 30, 2024, no campuses were classified in the Transitional segment.  During the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment.  It was fully taught out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

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

Index
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASC 740”). The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about the amount of income taxes paid disaggregated (1) by federal, state and foreign taxes, and (2) by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted.  We do not expect this ASU will have a material impact on our Condensed Consolidated Financial Statements.

Income Taxes— The Company accounts for income taxes in accordance with ASC 740. This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2024 and 2023, we did not record any interest and penalties expense associated with uncertain tax positions, as we do not have any uncertain tax positions.

2.	NET LOSS (INCOME) PER COMMON SHARE

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

The weighted average number of common shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic shares outstanding	30,659,878	30,140,221	30,480,677	30,090,113
Dilutive effect of stock options	-	257,087	-	243,382
Diluted shares outstanding	30,659,878	30,397,308	30,480,677	30,333,495

Index
For the three and six months ended June 30, 2024, options to acquire 246,537 shares and 207,882 shares, respectively, were excluded from the above table because the Company reported a net loss for the three and six months and therefore their impact on reported earnings per share would have been antidilutive.

3.	REVENUE RECOGNITION

Substantially all of our revenues are considered to be revenues from our contracts with students.  The related accounts receivable balances are recorded on our Condensed Consolidated Balance Sheets as student accounts receivable.  We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our unearned tuition.  We record revenue for students who withdraw from our schools only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  Unearned tuition represents contract liabilities primarily related to our tuition revenue. We have elected not to provide disclosure about transaction prices allocated to unsatisfied performance obligations if original contract durations are less than one year, or if we have the right to consideration from a student in an amount that corresponds directly with the value provided to the student for performance obligations completed to date in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).We have assessed the costs incurred to obtain a contract with a student and determined them to be immaterial.

Unearned tuition in the amounts of $24.3 million and $26.9 million are recorded as current liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. The change in this contract liability balance during the six-month period ended June 30, 2024 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six-month period ended June 30, 2024 that was included in the contract liability balance at the beginning of the year was $25.8 million.

The following table depicts the timing of revenue recognition:

	Three Months Ended June 30, 2024			Six months ended June 30, 2024
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$7,006	$-	$7,006	$12,754	$-	$12,754
Services transferred over time	95,908	-	95,908	193,527	-	193,527
Total revenues	$102,914	$-	$102,914	$206,281	$-	$206,281

	Three Months Ended June 30, 2023			Six months ended June 30, 2023
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$5,895	$3	$5,898	$10,595	$12	$10,607
Services transferred over time	82,318	430	82,748	163,970	1,352	165,322
Total revenues	$88,213	$433	$88,646	$174,565	$1,364	$175,929

4.	LEASES

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

The following table presents components of lease cost and classification on the Condensed Consolidated Statements of Operations:

		Three Months Ended June30,		Six Months Ended June30,
in thousands	Consolidated Statement of Operations Classification	2024	2023	2024	2023
Operating Lease Cost	Selling, general and administrative	$4,819	$4,883	$9,619	$9,755
Finance lease cost
Amortization of leased assets	Depreciation and amortization	418	-	787	-
Interest on lease Liabilities	Interest expense	552	-	1,039	-
Variable lease cost	Selling, general and administrative	88	66	176	133
		$5,877	$4,949	$11,621	$9,888

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense and amortization expense are broken out separately in the operating section of the Condensed Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$4,515	$4,278	$9,010	$8,196
Operating Cash Flows - finance leases	$552	$-	$1,039	$-
Financing Cash Flows - finance leases	$107	$-	$64	$-

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$6,681	$-	$22,395	$2,142
Finance leases	$-	$-	$12,570	$-

During the six months ended June 30, 2024, the Company entered into one new operating lease and three lease modifications that resulted in a noncash re-measurement of the related ROU asset and operating lease liability of $22.4 million.  In addition, during the six months ended June 30, 2024, the Company entered into one finance lease that resulted in a noncash re-measurement of the related ROU asset and finance lease liability of $12.6 million.

Index
Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of June 30,
	2024	2023
Weighted-average remaining lease term
Operating leases	12.11 years	11.13 years
Finance leases	16.83 years	-

Weighted-average discount rate
Operating leases	6.74%	6.92%
Finance leases	7.71%	-

Maturities of lease liabilities by fiscal year for our leases as of June 30, 2024, are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2024 (excluding the six months ending June 30, 2024)	$9,043	$557
2025	19,518	506
2026	17,237	2,817
2027	14,402	2,917
2028	14,285	3,023
2029	11,955	3,132
Thereafter	85,105	43,418
Total lease payments	171,545	56,370
Less: imputed interest	(53,664)	(27,668)
Present value of lease liabilities	$117,881	$28,702

5.	GOODWILL AND LONG-LIVED ASSETS

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

For the three months and six months ended June 30, 2024 , there were no impairments relating to goodwill or long lived assets.  On June 8, 2023, the Company consummated the sale of its Nashville, Tennessee property.  As a result of the sale, there was a change in the trajectory of the fair value of the Nashville, Tennessee operations, and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million relating to goodwill and an additional $0.4 million impairment relating to long-lived assets during the three and six months ended June 30, 2023.  Both charges were related to the Nashville, Tennessee property.

Index
The carrying amount of goodwill on June 30, 2024 and 2023 was as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2024	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of June 30, 2024	$117,176	$(106,434)	$10,742

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2023	$117,176	$(102,640)	$14,536
Adjustments	-	(3,794)	(3,794)
Balance as of June 30, 2023	$117,176	$(106,434)	$10,742

6.	LONG-TERM DEBT

Credit Facility

On February 16, 2024, the Company entered into a secured credit agreement (the “Fifth Third Credit Agreement”) with Fifth Third Bank, National Association (the “Bank”), pursuant to which the Company, as borrower, obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. The Facility is guaranteed by the Company’s wholly-owned subsidiaries and is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company and its subsidiaries. The term of the Facility is 36 months, maturing on February 16, 2027.

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

On July 18, 2024, the Company entered into a first amendment of the Fifth Third Credit Agreement (“the Amendment”).  Among other things, the Amendment contains certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made.  The Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Credit Agreement

As of June 30, 2024, there was no debt outstanding under the Facility.

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

LTIP

On March 26, 2020, the Board of Directors adopted the LTIP to provide an incentive to certain directors, officers, employees and consultants of the Company to align their interests in the Company’s success with those of its shareholders through the grant of equity-based awards. On June 16, 2020, the shareholders of the Company approved the LTIP. The LTIP is administered by the Compensation Committee of the Board of Directors, or such other qualified committee appointed by the Board of Directors, which will, among other duties, have the full power and authority to take all actions and make all determinations required or provided for under the LTIP. Pursuant to the LTIP, the Company may grant options, share appreciation rights, restricted shares, restricted share units, incentive stock options and nonqualified stock options. Under the LTIP, employees may surrender shares as payment of applicable income tax withholding on the vested Restricted Stock. The LTIP has a duration of 10 years. On February 23, 2023, the Board of Directors approved, subject to shareholder approval, an amendment of the LTIP to increase the aggregate number of shares available under the LTIP from 2,000,000 shares to 4,000,000 shares. The amendment was approved and adopted by the shareholders at the Annual Meeting of Shareholders held on May 5, 2023.

For the three and six months ended June 30, 2024, the Company completed a net share settlement of zero shares and 315,611 shares, respectively, compared to 39,670 shares and 297,380 shares for the three and six months ended June 30, 2023, respectively. The net share settlement was performed  on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2024 and/or 2023, creating taxable income for the employees.  At the employees’ request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decreases of zero and $3.1 million for the three and six months ended June 30, 2024, respectively, compared to $0.3 million and $1.8 million for  the three and six  months ended June 30, 2023, respectively. These transactions resulted in a decrease to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2023	1,398,675	$5.16
Granted	454,937	9.81
Canceled	(7,597)	7.68
Vested	(851,353)	6.33
Nonvested Restricted Stock outstanding at June 30, 2024	994,662	$7.99

The Restricted Stock expense for the three and six months ended June 30, 2024 was $1.0 million and $2.1 million, respectively, compared to $2.6 million and $3.4 million for the three and six months ended June 30, 2023, respectively. The unrecognized Restricted Stock expense as of June 30, 2024 and December 31, 2023 was $6.7 million and $4.3 million, respectively.  As of June 30, 2024, the outstanding shares of Restricted Stock had an aggregate intrinsic value of $11.8 million.

Index
Share Repurchase Plan

On May 24, 2022, the Company announced that its Board of Directors had authorized a share repurchase program of up to $30.0 million of the Company’s outstanding Common Stock.  The repurchase program was authorized for 12 months. Pursuant to the program, purchases may be made, from time to time, in open-market transactions at prevailing market prices, in privately negotiated transactions or by other means as determined by the Company’s management and in accordance with applicable federal securities laws. The timing of purchases and the number of shares repurchased under the program depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice.

On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized the repurchase of an additional $10.0 million of the Company’s Common Stock, for an aggregate of up to $30.6 million in additional repurchases.

On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional twelve months through May 24, 2025. The Company did not repurchase any additional shares in the three months ended June 30, 2024 and has approximately $29.7 million remaining for repurchases under the program. Since inception of the program, the Company has made repurchases of approximately 1.7 million shares of the Company’s Common Stock at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

The following table presents information about our repurchases of Common Stock, all of which were completed through open market purchases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2024	2023	2024	2023
Total number of shares repurchased[1]	-	61,034	-	165,064
Total cost of shares repurchased	$-	$335	$-	$891

1 These shares were subsequently canceled and recorded as a reduction of Common Stock.

8.	INCOME TAXES

The benefit for income taxes was $0.5 million for the three months ended June 30, 2024 compared to a provision for taxes of $6.8 million in the prior year comparable period.  The benefit in the current quarter was driven by a pre-tax loss, including a discrete item.  The provision in prior year was due to the sale of the Nashville, Tennessee property, which drove an increase in the Company’s pre-tax income.

The benefit for income taxes was $0.6 million for the six months ended June 30, 2024 compared to a provision for taxes of $6.2 million in the prior year comparable period.  The benefit in the current year was driven by a pre-tax loss, including a discrete item.  The provision in the prior year was due to the sale of the Nashville, Tennessee property, which drove an increase in the Company’s pre-tax income.

9.	COMMITMENTS AND CONTINGENCIES

There are no material developments relating to previously disclosed legal proceedings. See the “Legal Proceedings” section of the Company’s Form 10-K and previous Form 10-Qs for information regarding existing legal proceedings. Additionally, see “Regulatory Updates” for additional information concerning the status of Borrower Defense to Repayment applications.

In the ordinary conduct of its business, the Company is subject to certain lawsuits, investigations and claims, including but not limited to claims involving students or graduates and routine employment matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any of these matters will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Index
10.	SEGMENTS

As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.These segments are defined below:

Campus Operations – The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to campuses that have been marked for closure and are being taught out.  As of June 30, 2024, no campuses were classified in the Transitional segment.  During the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment.  It was fully taught out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended June 30,
	Revenue				Operating Income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
Campus Operations	$102,914	100.0%	$88,213	99.5%	$9,630	$4,169
Transitional	-	0.0%	433	0.5%	-	(482)
Corporate	-	0.0%	-	0.0%	(10,746)	19,828
Total	$102,914	100.0%	$88,646	100.0%	$(1,116)	$23,515

	For the Six Months Ended June 30,
	Revenue				Operating income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
Campus Operations	$206,281	100.0%	$174,565	99.2%	$21,954	$14,278
Transitional	-	0.0%	1,364	0.8%	-	(679)
Corporate	-		-		(23,529)	8,801
Total	$206,281	100.0%	$175,929	100.0%	$(1,575)	$22,400

	Total Assets
	June 30, 2024	December 31, 2023
Campus Operations	$267,676	$234,940
Transitional	-	262
Corporate	98,703	110,047
Total	$366,379	$345,249

11.	FAIR VALUE

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

Index
Level 3:    Defined as unobservable inputs that are not corroborated by market data.

The Company measures the fair value of money market funds and treasury bills using Level 1 inputs.  Pricing sources may include industry standard data providers, security master files from large financial institutions and other third-party sources used to determine a daily market value.

The following charts reflect the fair market value of cash equivalents and short-term investments as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$53,663	$53,663	$-	$-	$53,663
Total cash equivalents and short-term investments	$53,663	$53,663	$-	$-	$53,663

	December 31, 2023
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$9,037	$9,037	$-	$-	$9,037
Treasury bill	20,343	20,343	-	-	20,343
Total cash equivalents and short-term investments	$29,380	$29,380	$-	$-	$29,380

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

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, Veterans Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government-related sources are typically received during the current academic term. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis as per the terms of the payment plan. A student receivable balance is written off when deemed uncollectable, which is typically once a student is out of school and there has been no payment activity on the account for 150 days.  If, however, the student does remit a payment during this time period, the 150-day policy for write-off starts again until either (1) the student  continues making payments, or (2) the student does not make any additional payments after which the student receivable balance is  written off after 150 days.

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

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $17.1 million and $17.5 million, respectively.

The following table presents the amortized cost basis of student receivables as of June 30, 2024 and 2023, respectively, by year of origination.

	As of June 30,
	2024		2023
	Student		Student
Year	Receivables (1)	Year	Receivables (1)
2024	$69,463	2023	$53,823
2023	23,768	2022	20,331
2022	9,450	2021	8,865
2021	5,309	2020	3,935
2020	2,254	2019	2,662
Prior	2,139	Prior	1,545
Total	$112,383	Total	$91,161

(1)
Student receivables are presented on a gross basis from the individual students.  The total receivable amount above excludes federal subsidies reflected on the students’ accounts but not yet received from the government.  Also, it excludes all receivables from corporate partnerships, which are otherwise included under accounts receivable in our Condensed Consolidated Balance Sheets.

Index
The following table presents write-off amounts during the three and six months ended June 30, 2024 and 2023, respectively, based on the student’s school departure year.

	June 30, 2024			June 30, 2023
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Year	Write-Offs	Write-Offs	Year	Write-Offs	Write-Offs
2024	$-	$-	2023	$-	$-
2023	10,171	18,024	2022	7,916	14,246
2022	744	1,865	2021	939	2,027
2021	273	707	2020	210	385
2020	143	298	2019	178	387
Prior	102	223	Prior	96	159
Total	$11,433	$21,117	Total	$9,339	$17,204

The Company does not utilize or maintain data pertaining to student credit information.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio are calculated in accordance with the guidance effective January 1, 2023 under CECL for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$56,339	$46,599	$53,811	$35,370
Cumulative effect of ASC 326	-	-		10,841
Adjusted beginning of period balance	56,339	46,599	53,811	46,211
Provision for credit losses	13,325	10,347	25,537	18,600
Write-off’s	(11,433)	(9,339)	(21,117)	(17,204)
Balance, at end of period	$58,231	$47,607	$58,231	$47,607

Fair Value Measurements

The carrying amount reported in our Condensed Consolidated Balance Sheets for the current portion of student receivables approximates fair value because of the nature of these financial instruments, as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivable, since observable market data is not readily available and no reasonable estimation methodology exists.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “we,” “our,” “us” and the “Company” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.
The following discussion may contain forward-looking statements regarding the Company, our business, prospects, and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures, and the effect of pandemics such as the COVID-19 pandemic and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

Index
As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that have been marked for closure and are being taught out.  As of June 30, 2024, no campuses were classified in the Transitional segment.  During the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment.  It was fully taught out as of December 31, 2023.
We evaluate performance based on operating results.  Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.  The interim financial statements and related notes thereto appearing elsewhere in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes thereto included in our Form 10-K, which includes audited Consolidated Financial Statements for the last two fiscal years ended December 31, 2023.
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

Index
Management makes a series of assumptions to determine what is believed to be the appropriate level of allowance for credit losses. Management determines a reasonable and supportable forecast based on the expectation of future conditions over a supportable forecast period, as described above, as well as qualitative adjustments based on current and future conditions that may not be fully captured in the historical modeling factors described above. All of these estimates are susceptible to significant change.
We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the collection of our student receivables, as noted above, or modifications to our collection practices and other related policies may impact our estimate of our allowance for credit losses and our results from operations.

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
Results of Continuing Operations for the Three and Six Months Ended June 30, 2024
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	44.3%	45.2%	42.9%	44.4%
Selling, general and administrative	56.2%	58.5%	57.4%	58.0%
Loss (gain) on sale of assets	0.6%	-34.9%	0.4%	-17.6%
Impairment of goodwill and long-lived assets	0.0%	4.8%	0.0%	2.4%
Total costs and expenses	101.1%	73.5%	100.8%	87.3%
Operating (loss) income	-1.1%	26.5%	-0.8%	12.7%
Interest income, net	0.0%	0.6%	0.0%	0.5%
(Loss) income from operations before income taxes	-1.1%	27.1%	-0.7%	13.3%
(Benefit) provision for income taxes	-0.4%	7.7%	-0.3%	3.5%
Net (loss) income	-0.7%	19.5%	-0.4%	9.7%

Index
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Consolidated Results of Operations
Revenue.  Revenue increased by $14.3 million, or 16.1% to $102.9 million for the three months ended June 30, 2024, from $88.6 million in the prior year comparable period.  The primary reasons for the increase were an 11.7% rise in average student population resulting from entering this quarter with 11.2% more students combined with new student start growth of 12.3%.   Further revenue growth was driven by an increase in average revenue per student.
Educational services and facilities expense.  Our educational services and facilities expense increased $5.5 million, or 13.8% to $45.5 million from $40.0 million in the prior year comparable period.  Included in the increase over the prior year were approximately $2.6 million of new campus and relocation costs relating to the recently opened East Point, Georgia campus; relocation costs associated with the Nashville, Tennessee and the Levittown, Pennsylvania campuses, both expected to open in the first half of 2025; and costs associated with the new Houston, Texas campus, which is expected to open by the end of 2025.  The remaining expense increases were due mostly to costs directly related to an increased student population.
Educational services and facilities expense, as a percentage of revenue, decreased to 44.3% from 45.2% for the three months ended June 30, 2024 and 2023, respectively.
Selling, general and administrative expense.  Our selling, general and administrative expense increased $6.1 million, or 11.7% to $57.9 million for the three months ended June 30, 2024, from $51.8 million in the prior year comparable period.  Included in the increase over the prior year were approximately $1.2 million of expenses primarily relating to the recently opened East Point, Georgia campus.  The remaining increase was driven by higher administrative expenses, marketing investments and sales expense, with additional increases in student services resulting from a larger student population.
Administrative costs increased $2.3 million due to several factors including an increase in salary expense driven by merit increases and new hires resulting from population growth, in combination with a higher provision for credit losses largely driven by revenue growth.
Marketing investments increased $1.0 million, helping drive student starts, which were up 12.3% quarter-over-quarter.
Sales expenses increased $1.0 million primarily driven by increased personnel to continue to support and drive student start growth and program expansions.
Selling, general and administrative expense, as a percentage of revenue, decreased to 56.2% from 58.5% for the three months ended June 30, 2024 and 2023, respectively.
Net interest expense / income. Net interest expense was less than $0.1 million for the three months ended June 30, 2024 compared to net interest income of $0.5 million in the prior year comparable period.  Interest income for the three months ended June 30, 2024 and 2023 remained essentially flat, with an increase in interest expense in the current year resulting from the addition of two new finance leases.
Income taxes.  The benefit for income taxes was $0.5 million for the three months ended June 30, 2024 compared to a provision for income taxes of $6.8 million in the prior year comparable period.  The benefit in the current quarter was driven by a pre-tax loss and a discrete item, compared to a provision in the prior year comparable period resulting from pre-tax income driven by a $30.9 million gain on the sale of the Nashville, Tennessee property.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Consolidated Results of Operations
Revenue.  Revenue increased $30.4 million, or 17.3% to $206.3 million for the six months ended June 30, 2024 from $175.9 million in the prior year comparable period.  The primary reasons for the increase were an 11.8% rise in average student population due to starting the year with approximately 9.0%, or 1,100 more students, coupled with 13.6% growth in student starts.  Further revenue growth was driven by an increase in average revenue per student.

Index
Educational services and facilities expense.   Our educational services and facilities expense increased $10.5 million, or 13.4% to $88.6 million from $78.1 million in the prior year comparable period.  Included in the increase over the prior year were approximately $4.2 million of new campus and relocation costs relating to the recently opened East Point, Georgia campus; relocation costs associated with the Nashville, Tennessee and the Levittown, Pennsylvania campuses, both expected to open in the first half of 2025; and costs associated with the new Houston, Texas campus, which is expected to open by the end of 2025.  The remaining expense increases were due mostly to costs directly related to an increased student population.
Educational services and facilities expense, as a percentage of revenue, decreased to 42.9% from 44.4% for the six months ended June 30, 2024 and 2023, respectively.
Selling, general and administrative expense. Our selling, general and administrative expense increased $16.2 million, or 15.9% to $118.3 million for the six months ended June 30, 2024, from $102.1 million in the prior year comparable period.  Included in the increase over the prior year were approximately $2.5 million of expenses primarily related to the recently opened East Point, Georgia campus.  The remaining increase was driven by higher administrative expenses, marketing investments and sales expense, with additional increases in student services resulting from a larger student population.
Administrative costs increased $8.4 million due to several factors including an increase in salary expense driven by merit increases and new hires resulting from population growth, in combination with a higher provision for credit losses, largely driven by revenue growth.
Marketing investments increased $1.9 million, helping drive student starts, which were up 13.6% year-over-year.
Sales expenses increased $1.9 million, primarily driven by increased personnel to continue to support and drive student start growth and program expansions.
Selling, general and administrative expense, as a percentage of revenue, decreased to 57.4% from 58.0% for the six months ended June 30, 2024 and 2023, respectively.
Net interest income.  Net interest income was $0.1 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.  Interest income increased in the current year compared to the prior year, resulting from additional investments and higher interest rates.  Partially offsetting these gains was an increase in interest expense in the current year, resulting from the addition of two new finance leases.
Income taxes.  The benefit for income taxes was $0.6 million for the six months ended June 30, 2024 compared to a provision for income taxes of $6.2 million in the prior year comparable period.  The benefit in the current quarter was driven by a pre-tax loss and a discrete item compared to a provision in the prior year comparable period resulting from pre-tax income, which was driven by a $30.9 million gain on the sale of the Nashville, Tennessee property.
Segment Results of Operations
Since January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  These segments are defined below:
Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.
Transitional – The Transitional segment refers to campuses that have been marked for closure and are being taught out.  As of June 30, 2024, no campuses were classified in the Transitional segment.  During the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment.  It was fully taught out as of December 31, 2023.
We evaluate performance based on operating results.  Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents results for our two reportable segments for the three months ended June 30, 2024 and 2023:
	Three Months Ended June 30,
	2024	2023	% Change
Revenue:
Campus Operations	$102,914	$88,213	16.7%
Transitional	-	433	-100.0%
Total	$102,914	$88,646	16.1%

Operating Income (loss):
Campus Operations	$9,630	$4,169	131.0%
Transitional	-	(482)	-100.0%
Corporate	(10,746)	19,828	-154.2%
Total	$(1,116)	$23,515	-104.7%

Starts:
Campus Operations	4,953	4,411	12.3%
Total	4,953	4,411	12.3%

Average Population:
Campus Operations	13,811	12,369	11.7%
Transitional	-	84	-100.0%
Total	13,811	12,453	10.9%

End of Period Population:
Campus Operations	14,481	12,959	11.7%
Transitional	-	45	-100.0%
Total	14,481	13,004	11.4%

Campus Operations

Operating income increased $5.4 million to $9.6 million for the three months ended June 30, 2024 from $4.2 million in the prior year comparable period.  The change quarter-over-quarter was mainly driven by the following factors:
•
Revenue increased $14.7 million, or 16.7% to $102.9 million for the three months ended June 30, 2024 from $88.2 million in the prior year comparable period. The primary reasons for this increase were an 11.7% rise in average student population resulting from entering the quarter with 11.2% more students combined with new student start growth of 12.3%.  Further revenue growth was driven by an increase in average revenue per student.

•
Our educational services and facilities expense increased $6.0 million, or 15.3% to $45.5 million for the three months ended June 30, 2024 from $39.5 million in the prior year comparable period.  Included in the increase over the prior year are approximately $2.6 million of new campus and relocation costs relating to the East Point, Georgia campus; relocation costs associated with the Nashville, Tennessee and Levittown, Pennsylvania campuses and costs associated with the new Houston, Texas campus.  The remaining expense increases were due mostly to costs related to an increased student population, all of which are discussed above in Consolidated Results of Operations.

•
Our selling, general and administrative expense increased $6.8 million, or 16.9% to $47.1 million for the three months ended June 30, 2024, from $40.3 million in the prior year comparable period.  Included in the increase over the prior year were approximately $1.2 million of expenses primarily related to the recently opened East Point, Georgia campus.  The remaining increase was driven by higher administrative expenses, marketing investments and sales expense, all of which are discussed above in Consolidated Results of Operations.

Index
Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property exercised an option to terminate the lease on December 8, 2023 and the Company determined not to pursue relocating the campus in this geographic region.  The campus was fully taught out as of December 31, 2023 and did not generate any expense for the current quarter.

•	Revenue decreased $0.4 million, or 100.0% to zero for the three months ended June 30, 2024, from $0.4 million in the prior year comparable period.
•	Total operating expenses decreased $0.9 million, or 100.0% to zero for the three months ended June 30, 2024, from $0.9 million in the prior year comparable period.

The change in operating performance was the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $10.7 million and $11.1 million for the three months ended June 30, 2024 and 2023, respectively, after excluding a $30.9 million gain in the prior year resulting from the sale of the Nashville, Tennessee property.  The decrease in expense from the prior year was primarily driven by a reduction in stock-based compensation expense resulting from a cumulative catch-up of expense in the prior year due to meeting financial performance targets, partially offset by additional salaries and benefits expense resulting in part from student population growth.
The following table presents results for our two reportable segments for the six months ended June 30, 2024 and 2023:
	Six Months Ended June 30,
	2024	2023	% Change
Revenue:
Campus Operations	$206,281	$174,565	18.2%
Transitional	-	1,364	-100.0%
Total	$206,281	$175,929	17.3%

Operating Income (loss):
Campus Operations	$21,954	$14,278	53.8%
Transitional	-	(679)	-100.0%
Corporate	(23,529)	8,801	-367.3%
Total	$(1,575)	$22,400	-107.0%

Starts:
Campus Operations	8,920	7,851	13.6%
Total	8,920	7,851	13.6%

Average Population:
Campus Operations	13,745	12,297	11.8%
Transitional	-	123	-100.0%
Total	13,745	12,420	10.7%

End of Period Population:
Campus Operations	14,481	12,959	11.7%
Transitional	-	45	-100.0%
Total	14,481	13,004	11.4%

Index
Campus Operations

Operating income increased 53.8%, or $7.7 million to $22.0 million for the six months ended June 30, 2024 from $14.3 million in the prior year comparable period.  The change year-over-year was mainly driven by the following factors:
•
Revenue increased $31.7 million, or 18.2% to $206.2 million for the six months ended June 30, 2024 from $174.5 million in the prior year comparable period.  The primary reasons for this increase were an 11.8% rise in average student population due to starting the year with approximately 9.0% or 1,100 more students, coupled with a 13.6% growth in student starts.  Further revenue growth was driven by an increase in average revenue per student.

•
Our educational services and facilities expense increased $11.6 million, or 15.0% to $88.6 million for the six months ended June 30, 2024 from $77.0 million in the prior year comparable period.  Included in the increase over the prior year were approximately $4.2 million of new campus and relocation costs related to the East Point, Georgia campus; relocation costs associated with the Nashville, Tennessee and Levittown, Pennsylvania campuses and costs associated with the new Houston, Texas campus.  The remaining expense increases were due mostly to costs related to an increased student population, all of which are discussed above in Consolidated Results of Operations.

•
Our selling, general and administrative expense increased $16.1 million, or 20.4% to $95.1 million for the six months ended June 30, 2024, from $79.0 million in the prior year comparable period.  Included in the increase over the prior year were approximately $2.5 million of expenses primarily related to the recently opened East Point, Georgia campus.  The remaining increase was driven by higher administrative expenses, marketing investments and sales expense, with additional increases in student services resulting from a larger student population, all of which are discussed above in Consolidated Results of Operations.

Transitional

On November 3, 2022, the Board of Directors approved a plan to close the Somerville, Massachusetts campus. The owner of the Somerville property exercised the option to terminate the lease on December 8, 2023 and the Company determined not to pursue relocating the campus in this geographic region.  The campus was fully taught out as of December 31, 2023 and did not generate any expense for the current year.

•	Revenue decreased $1.4 million, or 100.0% to zero for the six months ended June 30, 2024, from $1.4 million in the prior year comparable period.
•	Total operating expenses decreased $2.0 million, or 100.0% to zero for the six months ended June 30, 2024, from $2.0 million in the prior year comparable period.

The change in operating performance is the result of closing the campus and no longer enrolling new students.

Corporate and Other
This category includes unallocated expenses incurred on behalf of the entire Company.  Corporate and other expenses were $23.2 million and $22.1 million for the six months ended June 30, 2024 and 2023, respectively, after excluding a $0.3 million loss on sale of assets in the current year and a $30.9 million gain on sale of assets in the prior year resulting from the sale of the Nashville, Tennessee property.  The increase from the prior year was primarily driven by additional salaries and benefits expense due in part to population growth, partially offset by a reduction in stock-based compensation expense driven by a cumulative catch-up of expense in the prior year in addition to reduced legal costs in the current year.
LIQUIDITY AND CAPITAL RESOURCES
Our primary capital requirements are for the maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility with Fifth Third Bank.  The following chart summarizes the principal elements of our cash flow for each of the six months ended June 30, 2024 and 2023:
	Six Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(6,599)	$10,403
Net cash (used in) provided by investing activities	$(3,007)	$12,823
Net cash used in financing activities	$(3,676)	$(2,945)

Index
As of June 30, 2024, the Company had $67.0 million in cash and cash equivalents, compared to $80.3 million in cash and cash equivalents and restricted cash as of December 31, 2023.  The change in cash position from the end of the year was driven in part by the payment of incentive compensation during the first quarter and investments in capital expenditures relating to our East Point, Georgia campus in addition to new programs and program expansions and the seasonality of our business, which yields greater returns in the second half of the year.  In addition, the prior year cash position benefited from $33.3 million in proceeds resulting from the sale of our Nashville, Tennessee property.
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
On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of its share repurchase program for an additional twelve months through May 24, 2025.  During the three and six months ended June 30, 2024, the Company did not repurchase any additional shares.  The Company has approximately $29.7 million remaining for repurchase under the program.
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
As a result of the significant amount of Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive for tuition payment to us or any restriction on our eligibility to receive Title IV Program funds would have a significant impact on our operations and our financial condition.  For more information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Industry” of our Form 10-K..
Operating Activities
Operating cash flow results primarily from cash received from our students, offset by changes in working capital demands.  Working capital can vary at any point in time based on several factors including seasonality, timing of cash receipts and payments and vendor payment terms.
Net cash used in operating activities was $6.6 million for the six months ended June 30, 2024 compared to cash provided by operating activities of $10.4 million in the prior year comparable period. The decrease in cash position was primarily due to an $11.8 million decrease in accounts payable and accrued expenses, representing a cash outflow driven by increased vendor payments and payment of incentive-based compensation during the first quarter.  The remaining decrease in cash position resulted from higher accounts receivable driven by the timing of cash receipts and Title IV disbursements.
Investing Activities
Net cash used in investing activities was $3.0 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $12.8 million in the prior year comparable period.  The prior year’s cash position benefited from several factors including the sale of the Nashville, Tennessee property and proceeds received from short-term investments.  Partially offsetting these cash inflows was the purchase of additional short-term investments.

Index
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
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 and 2023 was $3.7 million and $2.9 million, respectively.  The increase in cash used was driven primarily by the tax impact of vested stock grants in the current year.
Credit Facility
On February 16, 2024, the Company entered into a secured credit agreement (the “Fifth Third Credit Agreement”) with Fifth Third Bank, National Association (the “Bank”), pursuant to which the Company, as borrower, obtained a revolving credit facility in the aggregate principal amount of $40.0 million including a $10.0 million letter of credit sublimit and a $20.0 million accordion feature (the “Facility”), the proceeds of which are to be used for working capital, general corporate and certain other permitted purposes. The Facility is guaranteed by the Company’s wholly-owned subsidiaries and is secured by a first priority lien in favor of the Bank on substantially all of the personal property owned by the Company and its subsidiaries. The term of the Facility is 36 months, maturing on February 16, 2027.

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

On July 18, 2024, the Company entered into a first amendment of the Fifth Third Credit Agreement (“the Amendment”).  Among other things, the Amendment contains certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made.  The Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Credit Agreement.

As of June 30, 2024, there was no debt outstanding under the Facility.

Contractual Obligations
Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of June 30, 2024, we had no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).
As of June 30, 2024, we had outstanding loan principal commitments to our active students of $38.0 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Index
Regulatory Updates
State Authorization. Some of our educational programs prepare students for occupations that require professional licensure in order to work in the specified occupation. These programs are subject to the requirements of state occupational agencies that require our schools that offer these programs to obtain agency approval of the programs and to comply with the applicable requirements of these applicable agencies. See 10-K at Part I, Item 1. “Business - Regulatory Environment – State Authorization.” The practical nursing program taught at three of our campuses in New Jersey is such a program and is accredited by the New Jersey Board of Nursing (“NJBON”).
Among the various requirements applicable to the practical nursing program is the requirement that at least 75% of the program’s graduates pass the state licensure examination on their first attempt.  Subsequent to the end of the quarter, on July 12, 2024, the NJBON voted to place our Paramus, New Jersey campus (the “Paramus campus”) practical nursing program on probation because, for three consecutive calendar years, less than 75 percent of the program’s graduates passed the state licensure examination on their first attempt. The program is taught at the Company’s other campuses in Iselin and Moorestown, New Jersey as well where the licensure pass rate requirement has been successfully achieved by the graduates of the programs at these campuses.
As a result of the probation status of the Paramus campus program, the Paramus campus is required to submit to the NJBON an 18-month action plan demonstrating its plan for improving the licensure pass rate to at least 75 percent in the next calendar year (or within an extension period if granted by the NJBON) within ninety days of receipt of written communication regarding the probation status (which has not yet been received).  Furthermore, during this probationary period, the NJBON will not allow the Paramus campus to enroll any new students or accept any transfer students in its practical nursing program.  If the program does not achieve the required licensure pass rate within one calendar year (or within an extension period if granted by the NJBON), the NJBON rules indicate that the program would not be eligible for restoration to accredited status and, therefore, would lose accreditation permanently.
While the loss of the ability to enroll new students or accept transfer students during the probation period, or the ultimate loss of accreditation for the practical nursing program at the Paramus campus should that occur, would not be expected to be material to the Company, it could have a negative reputational impact and have an adverse financial impact on the Paramus campus if we are unable to enroll more students in other existing programs at the Paramus campus and/or add other programs at this campus. Additionally, we would expect that the loss in practical nursing students at this location would be offset, at least in part, by increased enrollments at our Iselin and Moorestown, New Jersey campuses where this program is also taught and where the licensure pass rate requirement has been successfully achieved.
Negotiated Rulemaking.  The DOE has initiated and engaged in rulemaking on several topics.  See 10-K at Part I, Item 1. “Business -Regulatory Environment – Negotiated Rulemaking.”  The DOE commenced a new negotiated rulemaking process with meetings held in January through March 2024 on several topics including state authorization, accreditation, return of unearned Title IV Program funds for students who withdraw from school without completing their educational programs, cash management, and distance education.  See 10-K at Part I, Item 1. “Business – Regulatory Environment – State Authorization,” “Regulatory Environment – Accreditation,” and “Regulatory Environment – Return of Title IV Program Funds.”
On July 17, 2024, the DOE announced that it does not plan to publish a notice of proposed rulemaking on state authorization, accreditation, and cash management topics until 2025.  The DOE also announced its intention to conduct negotiated rulemaking at a date to be determined to consider regulations related to third-party servicers on topics including, for example, the definition of third-party servicers, audit requirements for servicers, an application process for servicers, and reporting, financial, past performance, and other compliance requirements.  The DOE also announced that it plans to issue no sooner than late 2024 revised guidance on how institutions of higher education may compensate their recruiters.  See 10-K at Part I, Item 1. “Business - Regulatory Environment – Restrictions on payment of Commissions, Bonuses and Other Incentive Payments.”  We cannot predict the timing and scope of any regulations or guidance the DOE might issue on these topics, but new regulations or guidance on these or other topics could have a significant impact on our business and results of operations.
On July 24, 2024, the DOE published a notice of proposed rulemaking on topics including distance education, return of Title IV funds and other topics. The proposed distance education rules would add a definition of ‘‘distance education course,’’ requiring institutions to report their students’ distance education status, disallow asynchronous distance education in clock-hour programs for Title IV purposes, add a definition of “distance education course,” and expand the definition of additional location to include virtual locations for programs offered entirely online or through correspondence.  The proposed return of Title IV funds regulations would, among other things, amend rules related to return calculations, the definition of a withdrawal from school, and return calculations for distance education programs. In the notice of proposed rulemaking, the DOE states that it expects the proposed distance and correspondence education reporting requirement to be implemented no earlier than July 1, 2026.

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

There are no material developments relating to previously disclosed legal proceedings.  See the “Legal Proceedings” section of the Company’s Form 10-K and previous Form 10-Qs for information regarding existing legal proceedings.  Additionally, see “Regulatory Updates” for additional information concerning the status of Borrower Defense to Repayment applications.
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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.  For the quarter ended June 30, 2024, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Index
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)
On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million of the Company’s Common Stock.  On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized an additional $10.0 million in repurchases, for an aggregate of up to $30.6 million in additional repurchases. On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional twelve months through May 24, 2025. The Company did not repurchase any additional shares in the three months ended June 30, 2024, as reflected in the table below, and has approximately $29.7 million remaining for additional repurchases under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
April 1, 2024 to April 30, 2024	-	$-	-	$29,663,667
May 1, 2024 to May 31, 2024	-	-	-	-
June 1, 2024 to June 30, 2024	-	-	-	-
Total	-	-	-

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 7 – Stockholders’ Equity.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None

Item 4.	MINE SAFETY DISCLOSURES

None.
Item 5.	OTHER INFORMATION

(a)	None.
(b)	None.
(c)
During the six months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Amendment to Credit Agreement, dated July 18, 2024, between Lincoln Educational Services Corporation and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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
LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: August 8, 2024	By: /s/ Brian Meyers
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

10.1
Amendment to Credit Agreement, dated July 18, 2024, between Lincoln Educational Services Corporation and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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