Form 10-Q
period 2024-09-30
LINCOLN EDUCATIONAL SERVICES CORP
filed 2024-11-12
CIK 1286613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 31,479,167 shares of the registrant’s Common Stock outstanding.

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

•	successful updating and expansion of the content of existing programs and developing new programs in a cost-effective manner or on a timely basis;
•	uncertainties regarding our ability to comply with federal laws and regulations regarding the 90/10 Rule and cohort default rates;
•	successful implementation of our strategic plan;
•	our inability to maintain eligibility for or to process federal student financial assistance;
•	regulatory investigations of, or actions commenced against, us or other companies in our industry;
•	changes in the state regulatory environment or budgetary constraints;
•	enrollment declines or challenges in our students’ ability to find employment as a result of economic conditions;
•	maintenance and expansion of existing industry relationships and develop new industry relationships;
•	a loss of members of our senior management or other key employees;
•	uncertainties associated with opening of new campuses and closing existing campuses;
•	uncertainties associated with integration of acquired schools;
•	industry competition;
•	the effect of any cybersecurity incident;
•	the effect of public health outbreaks, epidemics and pandemics;
•	general economic conditions; and
•
other factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as the Company’s subsequent Quarterly Reports on Form 10-Q under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as applicable.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 30,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,962	$75,992
Restricted cash	-	4,277
Accounts receivable, less allowance for credit losses of $40,094 and $34,441 at September 30, 2024 and December 31, 2023, respectively	53,121	35,692
Inventories	2,711	2,948
Prepaid income taxes and income taxes receivable	2,006	-
Prepaid expenses and other current assets	3,638	5,556
Assets held for sale	-	10,198
Total current assets	115,438	134,663

PROPERTY, EQUIPMENT AND FACILITIES - At cost, net of accumulated depreciation and amortization of $141,357 and $140,161 at September 30, 2024 and December 31, 2023, respectively	75,495	50,857

OTHER ASSETS:
Noncurrent receivables, less allowance for credit losses of $21,935 and $19,370 at September 30, 2024 and December 31, 2023, respectively	19,822	17,504
Deferred finance charges	361	-
Deferred income taxes, net	22,762	23,217
Operating lease right-of-use assets	129,838	89,923
Finance lease right-of-use assets	27,163	15,797
Goodwill	10,742	10,742
Other assets, net	1,365	1,787
Pension plan assets, net	1,036	759
Total other assets	213,089	159,729
TOTAL ASSETS	$404,022	$345,249

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 30,	December 31,
	2024	2023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Unearned tuition	$22,979	$26,906
Accounts payable	27,855	18,152
Accrued expenses	12,283	13,713
Income taxes payable	-	2,832
Current portion of operating lease liabilities	10,338	11,737
Current portion of finance lease liabilities	-	70
Total current liabilities	73,455	73,410

NONCURRENT LIABILITIES:
Long-term portion of operating lease liabilities	131,245	88,853
Long-term portion of finance lease liabilities	29,359	16,126
Other long-term liabilities	-	56
Total liabilities	234,059	178,445

STOCKHOLDERS’ EQUITY:
Common stock, no par value - authorized 100,000,000 shares at September 30, 2024 and December 31, 2023, issued and outstanding 31,479,167 shares at September 30, 2024 and 31,359,110 shares at December 31, 2023.	48,181	48,181
Additional paid-in capital	49,482	49,380
Retained earnings	72,336	69,279
Accumulated other comprehensive loss	(36)	(36)
Total stockholders’ equity	169,963	166,804
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,022	$345,249

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUE	$114,410	$99,618	$320,691	$275,548
COSTS AND EXPENSES:
Educational services and facilities	48,055	43,129	136,639	121,251
Selling, general and administrative	63,339	54,485	181,697	156,603
(Gain) loss on sale of assets	(12)	8	901	(30,923)
Gain on insurance proceeds	(2,794)	-	(2,794)	-
Impairment of goodwill and long-lived assets	-	-	-	4,220
Total costs & expenses	108,588	97,622	316,443	251,151
OPERATING INCOME	5,822	1,996	4,248	24,397
OTHER:
Interest income	464	878	1,800	1,891
Interest expense	(659)	(21)	(1,893)	(74)
INCOME BEFORE INCOME TAXES	5,627	2,853	4,155	26,214
PROVISION FOR INCOME TAXES	1,674	789	1,098	7,009
NET INCOME	$3,953	$2,064	$3,057	$19,205
Basic
Net income per common share	$0.13	$0.07	$0.10	$0.64
Diluted
Net income per common share	$0.13	$0.07	$0.10	$0.63
Weighted average number of common shares outstanding:
Basic	30,682	30,164	30,547	30,115
Diluted	31,042	30,698	30,806	30,455

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$3,953	$2,064	$3,057	$19,205
Other comprehensive loss
Employee pension plan adjustments, net of taxes (nil)	-	(26)	-	(79)
Comprehensive income	$3,953	$2,038	$3,057	$19,126

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2024	31,359,110	$48,181	$49,380	$69,279	$(36)	$166,804
Net loss	-	-	-	(214)	-	(214)
Stock-based compensation expense
Restricted stock	400,212	-	1,059	-	-	1,059
Net share settlement for equity-based compensation	(315,611)	-	(3,156)	-	-	(3,156)
BALANCE - March 31, 2024	31,443,711	48,181	47,283	69,065	(36)	164,493
Net loss	-	-	-	(682)	-	(682)
Stock-based compensation expense
Restricted stock	47,128	-	1,045	-	-	1,045
BALANCE - June 30, 2024	31,490,839	48,181	48,328	68,383	(36)	164,856
Net income	-	-	-	3,953	-	3,953
Stock-based compensation expense
Restricted stock	(4,420)	-	1,250	-	-	1,250
Share repurchase	-	-	-	-	-	-
Net share settlement for equity-based compensation	(7,252)	-	(96)	-	-	(96)
BALANCE - September 30, 2024	31,479,167	$48,181	$49,482	$72,336	$(36)	$169,963

	Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE - January 1, 2023	31,147,925	$49,072	$45,540	$51,225	$(960)	$144,877
Net cumulative effect from adoption of ASC 326 (a)	-	-	-	(7,943)	-	(7,943)
Net loss	-	-	-	(109)	-	(109)
Employee pension plan adjustments	-	-	-	-	(48)	(48)
Stock-based compensation expense
Restricted stock	652,042	-	812	-	-	812
Share repurchase	(104,030)	(556)	-	-	-	(556)
Net share settlement for equity-based compensation	(297,380)	-	(1,779)	-	-	(1,779)
BALANCE - March 31, 2023	31,398,557	48,516	44,573	43,173	(1,008)	135,254
Net income	-	-	-	17,250	-	17,250
Employee pension plan adjustments	-	-	-	-	(5)	(5)
Stock-based compensation expense
Restricted stock	61,257	-	2,576	-	-	2,576
Share repurchase	(61,034)	(335)	-	-	-	(335)
Net share settlement for equity-based compensation	(39,670)	-	(275)	-	-	(275)
BALANCE - June 30, 2023	31,359,110	48,181	46,874	60,423	(1,013)	154,465
Net income	-	-	-	2,064	-	2,064
Employee pension plan adjustments	-	-	-	-	(26)	(26)
Stock-based compensation expense
Restricted stock	-	-	662	-	-	662
BALANCE - September 30, 2023	31,359,110	$48,181	$47,536	$62,487	$(1,039)	$157,165

(a) Net cumulative adjustment to equity based on the adoption of Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. See Note 12 to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,057	$19,205
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,312	4,656
Finance lease amortization	1,204	-
Amortization of deferred finance charges	95	-
Deferred income taxes	455	-
Loss (gain) on sale of assets	901	(30,923)
Gain on insurance proceeds	(2,794)	-
Proceeds from insurance	2,794	-
Impairment of goodwill and long-lived assets	-	4,220
Fixed asset donations	(245)	(239)
Provision for credit losses	40,823	31,347
Stock-based compensation expense	3,354	4,050
(Increase) decrease in assets:
Accounts receivable	(60,542)	(39,240)
Inventories	237	(317)
Prepaid income taxes and income taxes payable	(2,006)	997
Prepaid expenses and current assets	1,580	(124)
Other assets, net	1,159	2,023
Increase (decrease) in liabilities:
Accounts payable	8,868	6,374
Accrued expenses	(1,397)	4,017
Unearned tuition	(3,927)	(2,310)
Income taxes payable	(2,832)	-
Other liabilities	(89)	(124)
Total adjustments	(4,050)	(15,593)
Net cash (used in) provided by operating activities	(993)	3,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,094)	(28,685)
Proceeds from sale of property and equipment	9,895	33,310
Proceeds from short-term investment	-	14,758
Purchase of short-term investment	-	(24,344)
Net cash used in investing activities	(22,199)	(4,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred finance fees	(456)	-
Finance lease principal paid	(169)	-
Tenant allowance finance leases	762
Share repurchase	-	(891)
Net share settlement for equity-based compensation	(3,252)	(2,054)
Net cash used in financing activities	(3,115)	(2,945)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,307)	(4,294)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	80,269	50,287
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$53,962	$45,993

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)
	Nine Months Ended
	September 30,
	2024	2023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,731	$94
Income taxes	$5,480	$6,002
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities accrued for or noncash additions of fixed assets	$1,515	$1,126

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Index
LINCOLN EDUCATIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands, except share and per share amounts and unless otherwise stated)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Activities— Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 13 states, offers programs in skilled trades (which include HVAC, welding, computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant, and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology, and aesthetics), and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, Euphoria Institute of Beauty Arts & Sciences, and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (“DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  Certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed pursuant to such regulations.  These financial statements, which should be read in conjunction with the December 31, 2023 audited Consolidated Financial Statements and notes thereto and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”), reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for such periods.  The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2024.

Since January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that have been marked for closure and are being taught-out.  As of September 30, 2024, no campuses were classified in the Transitional segment.  During the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment.  The campus was fully taught out as of December 31, 2023.

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

New Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively.  The Company will adopt this ASU in its Form 10-K for the year-ending December 31, 2024.

Index
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASC 740”). The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about the amount of income taxes paid disaggregated (1) by federal, state and foreign taxes, and (2) by individual jurisdictions in which income taxes paid is equal or greater than five percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASC 740 is effective for annual periods beginning after December 15, 2024; early adoption is permitted.  We do not expect ASC 740 will have a material impact on our Condensed Consolidated Financial Statements.

Income Taxes— The Company accounts for income taxes in accordance with ASC 740. This statement requires an asset and a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

In accordance with ASC 740, the Company assesses our deferred tax asset to determine whether all or any portion of the asset is more likely than not unrealizable.  A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In accordance with ASC 740, our assessment considers whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, the Company considers, among other things, historical levels of income, expected future income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Significant judgment is required in determining the future tax consequences of events that have been recognized in our Condensed Consolidated Financial Statements and/or tax returns.  Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position, results of operations or liquidity.  Changes in, among other things, income tax legislation, statutory income tax rates or future income levels could materially impact the Company’s valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the nine months ended September 30, 2024 and 2023, we did not record any interest and penalties expense associated with uncertain tax positions, as we did not have any uncertain tax positions.

2.	NET EARNINGS PER COMMON SHARE

Basic and diluted earnings per share (“EPS”) are determined in accordance with ASU No. 2015-06, Earnings per Share (Topic 260): Effects on historical earnings per unit of master limited partnership dropdown transactions, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive Common Stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if our dilutive outstanding stock options and stock awards were issued.

The weighted average number of common shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic shares outstanding	30,681,594	30,163,745	30,547,187	30,114,926
Dilutive effect of stock options	359,998	534,730	259,060	340,229
Diluted shares outstanding	31,041,592	30,698,475	30,806,247	30,455,155

Index
3.	REVENUE RECOGNITION

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

Unearned tuition in the amounts of $23.0 million and $26.9 million are recorded as current liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. The change in this contract liability balance during the nine-month period ended September 30, 2024 is the result of payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine-month period ended September 30, 2024 that was included in the contract liability balance at the beginning of the year was $26.0 million.

The following table depicts the timing of revenue recognition:

	Three Months Ended September 30, 2024			Nine months ended September 30, 2024
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$9,320	$-	$9,320	$22,074	$-	$22,074
Services transferred over time	105,090	-	105,090	298,617	-	298,617
Total revenues	$114,410	$-	$114,410	$320,691	$-	$320,691

	Three Months Ended September 30, 2023			Nine months ended September 30, 2023
	Campus Operations	Transitional	Consolidated	Campus Operations	Transitional	Consolidated
Timing of Revenue Recognition
Services transferred at a point in time	$7,489	$5	$7,494	$18,084	$17	$18,101
Services transferred over time	92,038	86	92,124	256,009	1,438	257,447
Total revenues	$99,527	$91	$99,618	$274,093	$1,455	$275,548

4.	LEASES

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

Index
During the three months ended September 30, 2024, the Company received gross insurance proceeds in the amount of $2.8 million relating to hail damage at one of our campuses.  The proceeds related to the incident have been reported as a gain on insurance proceeds on the statement of operations and disclosed in the operating activities section of the statement of cash flows.  Work related to the incident is currently underway.  The new asset is expected to be classified as leasehold improvements and amortized over the remining term of the lease.

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

On October 31, 2023, the Company entered into a lease for approximately 100,000 square feet of space to serve as the Company’s new campus in Houston, Texas, which is expected to open in the second half of 2025.  The lease term commenced on January 2, 2024, with an initial lease term of 21 years and 6 months. The lease contains three five-year renewal options.

The following table presents components of lease cost and classification on the Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	Consolidated Statement of Operations Classification	2024	2023	2024	2023
Operating Lease Cost	Selling, general and administrative	$4,924	$4,824	$14,543	$14,560
Finance lease cost
Amortization of leased assets	Depreciation and amortization	418	-	1,204	-
Interest on lease Liabilities	Interest expense	554	-	1,594	-
Variable lease cost	Selling, general and administrative	117	170	292	303
		$6,013	$4,994	$17,633	$14,863

The net change in ROU asset and finance lease liability is split between principal payments, interest expense and amortization expense. Principal payments are classified in the financing section, interest expense and amortization expense are broken out separately in the operating section of the Condensed Consolidated Statements of Cash Flows.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating Cash Flows - operating leases	$4,456	$3,977	$13,465	$12,155
Operating Cash Flows - finance leases	$554	$-	$1,594	$-
Financing Cash Flows - finance leases	$657	$-	$593	$-

Non-cash activity:
Lease liabilities arising from obtaining right-of-use assets
Operating leases	$26,014	$8,349	$48,409	$10,491
Finance leases	$-	$-	$12,570	$-

During the nine months ended September 30, 2024, the Company entered into one new operating, one new finance lease and nine lease modifications. The Company obtained the operating and finance ROU asset in exchange for an operating and finance lease liability of $15.7 million and $12.6 million, respectively. In addition, the nine lease modifications resulted in a noncash re-measurement of the related ROU asset and operating lease liability of $32.7 million.

Index
Weighted-average remaining lease term and discount rate for our leases are as follows:

	As of September 30,
	2024	2023
Weighted-average remaining lease term
Operating leases	13.06 years	11.22 years
Finance leases	16.65 years	-

Weighted-average discount rate
Operating leases	6.69%	6.94%
Finance leases	7.69%	-

Maturities of lease liabilities by fiscal year for our leases as of September 30, 2024, are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2024 (excluding the nine months ending September 30, 2024)	$4,523	$659
2025	19,400	506
2026	17,581	2,817
2027	17,096	2,918
2028	18,012	3,023
2029	15,753	3,132
Thereafter	121,608	43,418
Total lease payments	213,973	56,473
Less: imputed interest	(72,390)	(27,114)
Present value of lease liabilities	$141,583	$29,359

5.	GOODWILL AND LONG-LIVED ASSETS

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

During the three months ended September 30, 2024 and 2023, there were no impairments of goodwill or long-lived assets. During the nine months ended September 30, 2024 and 2023, the Company incurred no impairment to goodwill and a $3.8 million impairment to goodwill, respectively. Additionally, during the nine months ended September 30, 2024 and 2023, the Company incurred no impairment to long-lived assets and a $0.4 million impairment to long-lived assets, respectively. The impairments to goodwill and long-lived assets during the nine months ended September 30, 2023 related to the Company’s Nashville, Tennessee property.

Index
The carrying amount of goodwill on September 30, 2024 and 2023 was as follows:

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2024	$117,176	$(106,434)	$10,742
Adjustments	-	-	-
Balance as of September 30, 2024	$117,176	$(106,434)	$10,742

	Gross Goodwill Balance	Accumulated Impairment Losses	Net Goodwill Balance
Balance as of January 1, 2023	$117,176	$(102,640)	$14,536
Adjustments	-	(3,794)	(3,794)
Balance as of September 30, 2023	$117,176	$(106,434)	$10,742

6.	LONG-TERM DEBT

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

On July 18, 2024, the Company entered into a first amendment of the Fifth Third Credit Agreement (“the Amendment”). Among other things, the Amendment contains certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made. The Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement

As of September 30, 2024, there was no debt outstanding under the Facility.

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

Restricted Stock

The Company currently has only one active stock incentive plan: the Lincoln Educational Services Corporation 2020 Long-Term Incentive Plan (the “LTIP”)

LTIP

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

For the three and nine months ended September 30, 2024, the Company completed a net share settlement of 7,252 shares and 315,611 shares, respectively, compared to zero shares and 337,050 shares for the three and nine months ended September 30, 2023, respectively. The net share settlement was performed  on behalf of certain employees that participate in the LTIP upon the vesting of the restricted shares pursuant to the terms of the LTIP.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during 2024 and/or 2023, creating taxable income for the employees.  At the employees’ request, the Company paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in decreases of $0.1 million and $3.1 million for the three and nine months ended September 30, 2024, respectively, compared to zero and $2.0 million for  the three and nine  months ended September 30, 2023, respectively. These transactions resulted in a decrease to equity on the Condensed Consolidated Balance Sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

The following is a summary of transactions pertaining to Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested Restricted Stock outstanding at December 31, 2023	1,398,675	$5.16
Granted	459,181	9.72
Canceled	(16,261)	8.71
Vested	(874,948)	6.52
Nonvested Restricted Stock outstanding at September 30, 2024	966,647	$7.96

The Restricted Stock expense for the three and nine months ended September 30, 2024 was $1.2 million and $3.4 million, respectively, compared to $0.7 million and $4.0 million for the three and nine months ended September 30, 2023, respectively. The unrecognized Restricted Stock expense as of September 30, 2024 and December 31, 2023 was $5.5 million and $4.3 million, respectively.  As of September 30, 2024, the outstanding shares of Restricted Stock had an aggregate intrinsic value of $11.5 million.

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

On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2025. During the three months ended September 30, 2024 and 2023, the Company did not repurchase any shares under the share repurchase program. For the nine months ended September 30, 2024 and 2023, respectively, the Company repurchased zero shares and 165,064 shares at a cost of $0.9 million. As of September 30, 2024, the Company had approximately $29.7 million remaining for repurchases under the program. Since inception of the program, the Company has made repurchases of approximately 1.7 million shares of the Company’s Common Stock at an average share price of $5.95 for an aggregate expenditure of approximately $10.3 million.

The following table presents information about our repurchases of Common Stock, all of which were completed through open market purchases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2024	2023	2024	2023
Total number of shares repurchased[1]	-	-	-	165,064
Total cost of shares repurchased	$-	$-	$-	$891

1 These shares were subsequently canceled and recorded as a reduction of Common Stock.

8.	INCOME TAXES

The provision for income taxes was $1.7 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively.  The increase in tax provision was primarily driven by an increase in pre-tax income.

The provision for income taxes was $1.1 million and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively.  The decrease in provision was primarily driven by a gain in the prior year due to the sale of the Nashville, Tennessee property during the second quarter of 2023, which drove an increase in the Company’s pre-tax income.

9.	COMMITMENTS AND CONTINGENCIES

There are no material developments related to previously disclosed legal proceedings. See the “Legal Proceedings” section of the Company’s Form 10-K and previous Form 10-Qs for information regarding existing legal proceedings.

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

Transitional – The Transitional segment refers to campuses that have been marked for closure and are being taught out.  As of September 30, 2024, no campuses were classified in the Transitional segment.  During the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment.  The campus was fully taught out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summary financial information by reporting segment is as follows:

	For the Three Months Ended September 30,
	Revenue				Operating Income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
Campus Operations	$114,410	100.0%	$99,527	99.9%	$14,865	$11,889
Transitional	-	0.0%	91	0.1%	-	(745)
Corporate	-	0.0%	-	0.0%	(9,043)	(9,148)
Total	$114,410	100.0%	$99,618	100.0%	$5,822	$1,996

	For the Nine Months Ended September 30,
	Revenue				Operating income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
Campus Operations	$320,691	100.0%	$274,093	99.5%	$36,819	$26,167
Transitional	-	0.0%	1,455	0.5%	-	(1,423)
Corporate	-		-		(32,571)	(347)
Total	$320,691	100.0%	$275,548	100.0%	$4,248	$24,397

	Total Assets
	September 30, 2024	December 31, 2023
Campus Operations	$319,340	$234,940
Transitional	-	262
Corporate	84,682	110,047
Total	$404,022	$345,249

11.	FAIR VALUE

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

Index
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

The following charts reflect the fair market value of cash equivalents and short-term investments as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$43,127	$43,127	$-	$-	$43,127
Total cash equivalents and short-term investments	$43,127	$43,127	$-	$-	$43,127

	December 31, 2023
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market fund	$9,037	$9,037	$-	$-	$9,037
Treasury bill	20,343	20,343	-	-	20,343
Total cash equivalents and short-term investments	$29,380	$29,380	$-	$-	$29,380

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

Index
Effective January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” commonly known as “CECL” (“CECL”). On the January 1, 2023 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to the Company resulted in an opening balance sheet adjustment increasing the allowance for credit losses related to the Company’s accounts receivables of approximately $10.8 million, a decrease in retained earnings of $7.9 million, after-tax and a deferred tax asset increase of $2.9 million.

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

Our standard student receivable allowance is based on an estimate of lifetime expected credit losses on student receivables that considers vintages of receivables to determine a loss rate.  In considering lifetime credit losses, if the expected life goes beyond the Company’s reasonable ability to forecast, the Company then reverts back to historical loss experience as an indicator of collections.  In determining the expected credit losses for the period, student receivables were disaggregated and pooled into two different categories to refine the calculation.  Other information considered included external factors outside the Company’s control.  Given that collection history during the COVID-19 pandemic was not considered to be a reliable indicator of a student’s repayment history, the Company adjusted the historical loss calculation by normalizing the financial data relating to that time period.  Our estimation methodology further considered a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, student status, changes in the current economic condition, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

Student Receivables

The Company has student receivables that are due greater than 12 months from the date of our Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the amount of non-current student receivables under payment plans that is longer than 12 months in duration, net of allowance for credit losses, was $19.8 million and $17.5 million, respectively.

The following table presents the amortized cost basis of student receivables as of September 30, 2024 and 2023, respectively, by year of origination.

	As of September 30,
	2024		2023
	Student		Student
Year	Receivables (1)	Year	Receivables (1)
2024	$94,020	2023	$71,867
2023	17,291	2022	14,678
2022	8,060	2021	7,797
2021	4,606	2020	3,481
2020	1,942	2019	2,318
Prior	1,738	Prior	1,258
Total	$127,657	Total	$101,399

(1)
Student receivables are presented on a gross basis from the individual students.  The total receivable amount above excludes federal subsidies reflected on the students’ accounts but not yet received from the government.  Also, it excludes all receivables from corporate partnerships, which are otherwise included under accounts receivable in our Condensed Consolidated Balance Sheets.

Index
The following table presents write-off amounts during the three and nine months ended September 30, 2024 and 2023, respectively, based on the student’s school departure year.

	September 30, 2024			September 30, 2023
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
Year	Write-Offs	Write-Offs	Year	Write-Offs	Write-Offs
2024	$4,993	$4,043	2023	$2,870	$2,920
2023	5,270	24,244	2022	4,626	18,820
2022	660	2,525	2021	587	2,615
2021	345	1,051	2020	162	547
2020	100	397	2019	73	461
Prior	120	345	Prior	85	244
Total	$11,488	$32,605	Total	$8,403	$25,607

Allowance for Credit Losses

We define student receivables as a portfolio segment under CECL. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio are calculated in accordance with the guidance effective January 1, 2023 under CECL for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$58,231	$47,607	$53,811	$35,370
Cumulative effect of ASC 326	-	-	-	10,841
Adjusted beginning of period balance	58,231	47,607	53,811	46,211
Provision for credit losses	15,286	12,747	40,823	31,347
Write-off’s	(11,488)	(8,403)	(32,605)	(25,607)
Balance, at end of period	$62,029	$51,951	$62,029	$51,951

Fair Value Measurements

The carrying amount reported in our Condensed Consolidated Balance Sheets for the current portion of student receivables approximates fair value because of the nature of these financial instruments, as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivables, since observable market data is not readily available and no reasonable estimation methodology exists.

13.	Subsequent Event

Planned Sale of Las Vegas, Nevada Campus

Subsequent to the end of the third quarter, the board of directors approved a plan to sell the assets related to its Las Vegas, Nevada campus operated under Euphoria Institute of Beauty Arts & Sciences (“Euphoria”). The Company is in discussions with a prospective purchaser and expects to enter into a signed agreement prior to year-end.  While the proposed transaction will not be material, it is expected that, for regulatory purposes, the transaction will be a school closure by Lincoln.  There are currently approximately 300 students enrolled in programs at Euphoria and it is further expected that enrolled students would be permitted to transfer to the purchaser-operated school post-closing and continue their programs such that the sale should not have a significant impact on the student experience.  In the fourth quarter, net assets of Euphoria will be classified on the balance sheet as assets held for sale and the related statement of operations information will be classified in the Transitional segment.

The DOE has confirmed that the proposed transaction will not be treated as a change in ownership and, instead, it will be treated as the closure of Euphoria and the establishment of a new location by the purchaser at the site of Euphoria.  Although the parties intend to work toward enabling our current students at the Las Vegas, Nevada campus to complete their programs with the purchaser, certain current and former students could qualify for closed school loan discharges if they do not continue and complete their programs and, in turn, the DOE could impose liabilities and other sanctions on us based on any such closed school loan discharges.  Also, we will be required to comply with other DOE, state, and accreditor requirements associated with the transaction, the transfer of the site, and the teaching of current students.  Based on current discussions, the transaction is currently expected to close in January, 2025, subject to receipt of required regulatory approvals and satisfaction of other closing conditions.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “we,” “our,” “us” and the “Company” refer to Lincoln Educational Services Corporation and its subsidiaries unless the context indicates otherwise.

The following discussion may contain forward-looking statements regarding the Company, our business, prospects, and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects, and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures, and the effect of pandemics and its ultimate effect on the Company’s business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. Additional factors that could cause or contribute to differences between our actual results and those anticipated include, but are not limited to, those described in the “Risk Factors” section of our Form 10-K and in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other reports filed with the SEC that advise interested parties of the risks and factors that may affect our business.

As of January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  The Campus Operations segment includes campuses that are continuing in operation and contribute to the Company’s core operations and performance.  The Transitional segment refers to campuses that have been marked for closure and are being taught out.  As of September 30, 2024, no campuses were classified in the Transitional segment.  During the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment.  The campus was fully taught out as of December 31, 2023.

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

General

Lincoln Educational Services Corporation and its subsidiaries (collectively, the “Company”, “we”, “our”, and “us”, as applicable) provide diversified career-oriented post-secondary education to recent high school graduates and working adults.  The Company, which currently operates 22 campuses in 13 states, offers programs in skilled trades (which include HVAC, welding, computerized numerical control and electrical and electronic systems technology, among other programs), automotive technology, healthcare services (which include nursing, dental assistant, and medical administrative assistant, among other programs), hospitality services (which include culinary, therapeutic massage, cosmetology, and aesthetics), and information technology.  The schools operate under Lincoln Technical Institute, Lincoln College of Technology, Lincoln Culinary Institute, Euphoria Institute of Beauty Arts & Sciences, and associated brand names.  Most of the campuses serve major metropolitan markets and each typically offers courses in multiple areas of study.  Five of the campuses are destination schools, which attract students from across the United States and, in some cases, from abroad. The Company’s other campuses primarily attract students from their local communities and surrounding areas.  All of the campuses are nationally accredited and are eligible to participate in federal financial aid programs by the U.S. Department of Education (“DOE”) and applicable state education agencies and accrediting commissions, which allow students to apply for and access federal student loans as well as other forms of financial aid.

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

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” – commonly known as “CECL” (“CECL”).  As a result of the adoption, the Company has revised the way in which it calculates reserves on outstanding student accounts receivable balances.  Details considered by management in the estimate include the following:

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

Index
Results of Continuing Operations for the Three and Nine Months Ended September 30, 2024

The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services and facilities	42.0%	43.3%	42.6%	44.0%
Selling, general and administrative	55.4%	54.7%	56.7%	56.8%
(Gain) loss on sale of assets	0.0%	0.0%	0.3%	-11.2%
Gain on insurance proceeds	-2.4%	0.0%	-0.9%	0.0%
Impairment of goodwill and long-lived assets	0.0%	0.0%	0.0%	1.5%
Total costs and expenses	94.9%	98.0%	98.7%	91.1%
Operating income	5.1%	2.0%	1.3%	8.9%
Interest expense, net	-0.2%	0.9%	0.0%	0.7%
Income from operations before income taxes	4.9%	2.9%	1.3%	9.5%
Provision for income taxes	1.5%	0.8%	0.3%	2.5%
Net income	3.5%	2.1%	1.0%	7.0%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Consolidated Results of Operations

Revenue.  Revenue increased $14.8 million, or 14.8% to $114.4 million for the three months ended September 30, 2024 from $99.6 million in the prior year comparable period.  Revenue growth was primarily due to a 10.6% increase in average student population, driven by four consecutive quarters of double digit start growth, which was up 21.1% for the three months ended September 30, 2024.  Included in the increase was $3.4 million of revenue generated from the recently opened East Point, Georgia campus.

Educational services and facilities expense.  Our educational services and facilities expense increased $4.9 million, or 11.4% to $48.0 million for the three months ended September 30, 2024 from $43.1 million in the prior year comparable period.  This increase over the prior quarter includes $2.3 million in costs associated with new programs in addition to expenses related to new campuses including the recently opened East Point, Georgia campus and the new Houston, Texas campus, which is expected to open in the second half of 2025.  Also included in this increase are costs related to the relocation of the Nashville, Tennessee and Levittown, Pennsylvania campuses, which are expected to open in the first half of 2025 and the second half of 2025, respectively.  The remaining expense increase was driven by several factors including additional depreciation expense, resulting from increased investments in capital expenditures, an increase in books and tools expense driven by a 21.1% increase in student starts and increased instructional costs driven by a larger student population, which as a percentage of revenue have declined over the prior year comparable period reflecting increased operational efficiencies. Partially offsetting these costs was a reduction of $0.5 million resulting from the Transitional segment.

Educational services and facilities expense, as a percentage of revenue, decreased to 42.0% from 43.3% for the three months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $8.8 million, or 16.3% to $63.3 million for the three months ended September 30, 2024, from $54.5 million in the prior year comparable period.  Included in the increase over the prior year are approximately $3.0 million of one-time items including new campus costs and campus relocation costs.  The remaining expense increases were driven by several factors including higher administrative costs, increased marketing investments and additional sales and student services expense.  Partially offsetting these costs was a reduction of $0.4 million resulting from the Transitional segment.

Administrative costs increased $3.9 million driven by several factors including additional salary expense due to an increase in  personnel combined with merit increases, increased stock-based compensation expense due to the acceleration of expense for certain employees, an increase in legal costs and a higher provision for credit losses driven in part by revenue growth.

Index
Marketing investments increased $0.7 million, while the costs to obtain potential students declined, demonstrating increased efficiencies per dollar spent.  Additional marketing initiatives have contributed to the 21.1% student start growth over the prior quarter and will continue to yield returns through the end of the year.

Sales and student services expense increased $1.6 million, primarily driven by increased personnel to continue to support and drive student start growth and program expansions.

Selling, general and administrative expense, as a percentage of revenue, increased to 55.4% from 54.7% for the three months ended September 30, 2024 and 2023, respectively.

Gain on insurance proceeds.  During the three months ended September 30, 2024, the Company received gross insurance proceeds in the amount of $2.8 million relating to hail damage at one of our campuses.

Net interest expense / income. Net interest expense was $0.2 million for the three months ended September 30, 2024 compared to net interest income of $0.9 million in the prior year comparable period.  Interest income in the current period was lower than prior year by approximately $0.4 million due to higher investment amounts in combination with more favorable interest rates in the prior year.  Interest expense increased by roughly $0.6 million in the current year resulting from two additional finance leases.

Income taxes. The provision for income taxes was $1.7 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively.  The increase in tax provision was primarily driven by an increase in pre-tax income.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Consolidated Results of Operations

Revenue.  Revenue increased $45.1 million, or 16.4% to $320.6 million for the nine months ended September 30, 2024 from $275.5 million in the prior year comparable period. Revenue growth was primarily due to a 10.6% increase in average student population, driven by starting the year with approximately 9.0% or 1,100 more students combined with four consecutive quarters of double digit start growth, which was up 16.6% for the nine months ended September 30, 2024.  Included in the increase was $5.2 million of revenue generated from the recently opened East Point, Georgia campus.

Educational services and facilities expense.  Our educational services and facilities expense increased $15.4 million, or 12.7% to $136.6 million for the nine months ended September 30, 2024 from $121.2 million in the prior year comparable period.  This increase over the prior quarter includes $7.2 million in costs associated with new programs at existing campuses in addition to expenses related to new campuses including the recently opened East Point, Georgia campus and the new Houston, Texas campus, which is expected to open in the second half of 2025.  Also included in this increase are costs related to the relocations of the Nashville, Tennessee and Levittown, Pennsylvania campuses, which are expected to open in the first half of 2025 and the second half of 2025, respectfully.  The remaining expense increase was driven by several factors including additional depreciation expense, resulting from increased investments in capital expenditures, an increase in books and tools expense driven by a 16.6% increase in student starts and increased instructional costs driven by a larger student population, which as a percentage of revenue have declined over the prior year comparable period reflecting increased operational efficiencies. Partially offsetting these costs was a reduction of $1.6 million resulting from the Transitional segment.

Educational services and facilities expense, as a percentage of revenue, decreased to 42.6% from 44.0% for the nine months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative expense. Our selling, general and administrative expense increased $25.1 million, or 16.0% to $181.7 million for the nine months ended September 30, 2024, from $156.6 million in the prior year comparable period.  Included in the increase over the prior year are approximately $2.4 million of one-time items including new campus costs and campus relocation costs.  The remaining expense increases were driven by several factors including higher administrative costs, increased marketing investments and additional sales and student services expense.  Partially offsetting these costs was a reduction of $1.3 million resulting from the Transitional segment.

Administrative costs increased $16.1 million driven by several factors including additional salary expense due to an increase in  personnel combined with merit increases and a higher provision for credit losses driven in part by revenue growth.  Partially offsetting the costs increases were reduced stock-based compensation expense and legal fees.

Marketing investments increased $2.6 million, while the costs to obtain potential students declined, demonstrating increased efficiencies per dollar spent.  Additional marketing initiatives have contributed to the 16.6% student start growth over the prior quarter and will continue to yield returns through the end of the year.

Index
Sales expense and student services increased $5.2 million, primarily driven by increased personnel to continue to support and drive student start growth and program expansions.

Selling, general and administrative expense, as a percentage of revenue, decreased slightly to 56.7% from 56.8% for the nine months ended September 30, 2024 and 2023, respectively.

Gain on insurance proceeds.  During the nine months ended September 30, 2024, the Company received gross insurance proceeds in the amount of $2.8 million relating to hail damage at one of our campuses.

Impairment of goodwill and long-lived assets.  Impairment of goodwill and long-lived assets of $4.2 million in the prior year was the result of the sale of the Nashville, Tennessee property.  The result of the sale created a change in the trajectory of the fair value of the Nashville, Tennessee operations and as such, the Company recorded a pre-tax non-cash impairment charge of $3.8 million related to goodwill and an additional $0.4 million impairment related to long-lived assets.  During the nine months ended September 30, 2024, there were no impairments of goodwill or long-lived assets.

Net interest expense / income.  Net interest expense was $0.1 million for the nine months ended September 30, 2024 compared to interest income of $1.8 million in the prior year.  Interest income for the nine months ended September 30, 2024 and 2023 remained essentially flat, with an increase in interest expense in the current year resulting from two additional finance leases.

Income taxes.  The provision for income taxes was $1.1 million and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively.  The decrease in provision was primarily driven by a gain in the prior year due to the sale of the Nashville, Tennessee property during the second quarter of 2023, which drove an increase in the Company’s pre-tax income.

Segment Results of Operations

Since January 1, 2023, the Company’s business has been organized into two reportable business segments: (a) Campus Operations; and (b) Transitional.  These segments are defined below:

Campus Operations – The Campus Operations segment includes all campuses that are continuing in operation and contribute to the Company’s core operations and performance.

Transitional – The Transitional segment refers to campuses that have been marked for closure and are being taught out.  As of September 30, 2024, no campuses were classified in the Transitional segment.  During the prior year, the Company’s Somerville, Massachusetts campus was classified in the Transitional segment.  The campus was fully taught out as of December 31, 2023.

We evaluate performance based on operating results.  Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Index
The following table presents results for our two reportable segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	% Change
Revenue:
Campus Operations	$114,410	$99,527	15.0%
Transitional	-	91	-100.0%
Total	$114,410	$99,618	14.8%

Operating Income (loss):
Campus Operations	$14,865	$11,889	25.0%
Transitional	-	(745)	-100.0%
Corporate	(9,043)	(9,148)	1.1%
Total	$5,822	$1,996	191.7%

Starts:
Campus Operations	6,243	5,157	21.1%
Total	6,243	5,157	21.1%

Average Population:
Campus Operations	14,309	12,923	10.7%
Transitional	-	19	-100.0%
Total	14,309	12,942	10.6%

End of Period Population:
Campus Operations	15,887	14,027	13.3%
Transitional	-	4	-100.0%
Total	15,887	14,031	13.2%

Campus Operations

Operating income increased $3.0 million, or 25.0% to $14.9 million for the three months ended September 30, 2024 from $11.9 million in the prior year comparable period.  The change quarter-over-quarter was mainly driven by the following factors:

•
Revenue increased $14.9 million, or 15.0% to $114.4 million for the three months ended September 30, 2024 from $99.5 million in the prior year comparable period.  Revenue growth was primarily due to a 10.7% increase in average student population, driven by four consecutive quarters of double digit start growth, which was up 21.1% for the three months ended September 30, 2024.  Included in the increase was $3.4 million of revenue generated from the recently opened East Point, Georgia campus.

•
Our educational services and facilities expense increased $5.4 million, or 12.6% to $48.0 million for the three months ended September 30, 2024 from $42.6 million in the prior year comparable period.  This increase over the prior quarter includes $2.3 million in costs associated with new programs in addition to expenses related to new campuses including the recently opened East Point, Georgia campus and the new Houston, Texas campus, which is expected to open in the second half of 2025.  Also included in this increase are costs related to the relocation of the Nashville, Tennessee and Levittown, Pennsylvania campuses, which are expected to open in the first half of 2025 and the second half of 2025, respectively.  The remaining expense increase was driven by several factors including additional depreciation expense, resulting from increased investments in capital expenditures, an increase in books and tools expense driven by a 21.1% increase in student starts and increased instructional costs driven by a larger student population, which as a percentage of revenue has declined over the prior year comparable period reflecting increased operational efficiencies.  Partially offsetting these costs was a reduction of $0.5 million resulting from the Transitional segment.

Index
•
Our selling, general and administrative expense increased $6.6 million, or 14.5% to $51.5 million for the three months ended September 30, 2024, from $44.9 million in the prior year comparable period.  Included in the increase over the prior year was approximately $1.5 million of expenses related primarily to the recently opened East Point, Georgia campus. The remaining expense increases were driven by higher administrative costs, marketing investments and sales and student services expense, all of which are discussed above in the Consolidated Results of Operations.

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

•	Revenue decreased $0.1 million, or 100.0% to zero for the three months ended September 30, 2024, from $0.1 million in the prior year comparable period.
•	Total operating expenses decreased $0.8 million, or 100.0% to zero for the three months ended September 30, 2024, from $0.8 million in the prior year comparable period.

The change in operating performance was the result of closing the campus and no longer enrolling new students.

Corporate and Other

This category includes unallocated expense incurred on behalf of  the entire Company.  Corporate and other expense was $9.0 million and $9.1 million for the three months ended September 30, 2024 and 2023, respectively.  Included in the current year is a gain of $2.8 million related to insurance proceeds received as a result of hail damage at one of our campuses.  Partially offsetting the gain are additional expenses relating to salaries and benefits expense, increased stock-based incentives and legal costs.

The following table presents results for our two reportable segments for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	% Change
Revenue:
Campus Operations	$320,691	$274,093	17.0%
Transitional	-	1,455	-100.0%
Total	$320,691	$275,548	16.4%

Operating Income (loss):
Campus Operations	$36,819	$26,167	40.7%
Transitional	-	(1,423)	-100.0%
Corporate	(32,571)	(347)	-9286.5%
Total	$4,248	$24,397	-82.6%

Starts:
Campus Operations	15,163	13,008	16.6%
Total	15,163	13,008	16.6%

Average Population:
Campus Operations	13,933	12,506	11.4%
Transitional	-	88	-100.0%
Total	13,933	12,594	10.6%

End of Period Population:
Campus Operations	15,887	14,027	13.3%
Transitional	-	4	-100.0%
Total	15,887	14,031	13.2%

Index
Campus Operations

Operating income increased 40.7%, or $10.6 million to $36.8 million for the nine months ended September 30, 2024 from $26.2 million in the prior year comparable period.  The change year-over-year was mainly driven by the following factors:

•
Revenue increased $46.6 million, or 17.0% to $320.7 million for the nine months ended September 30, 2024 from $274.1 million in the prior year comparable period.  Revenue growth was primarily due to a 11.4% increase in average student population, driven by starting the year with approximately 9.0% or 1,100 more students combined with four consecutive quarters of double digit start growth, which was up 16.6% for the nine months ended September 30, 2024.  Included in the increase was $5.2 million of revenue generated from the recently opened East Point, Georgia campus.

•
Our educational services and facilities expense increased $16.9 million, or 14.2% to $136.6 million for the nine months ended September 30, 2024 from $119.7 million in the prior year comparable period.  This increase over the prior quarter includes $7.2 million in costs associated with new programs at existing campuses in addition to expenses related to new campuses including the recently opened East Point, Georgia campus and the new Houston, Texas campus, which is expected to open in the second half of 2025.  Also included in this increase are costs related to the relocation of the Nashville, Tennessee and Levittown, Pennsylvania campuses, which are expected to open in the first half of 2025 and the second half of 2025, respectfully.  The remaining expense increase was driven by several factors including additional depreciation expense, resulting from increased investments in capital expenditures, an increase in books and tools expense driven by a 16.6% increase in student starts and increased instructional costs driven by a larger student population, which as a percentage of revenue have declined over the prior year comparable period reflecting increased operational efficiencies.

•
Our selling, general and administrative expense increased $22.6 million, or 18.2% to $146.6 million for the nine months ended September 30, 2024, from $124.0 million in the prior year comparable period.  Included in the increase over the prior year was approximately $4.0 million of expenses related primarily to the recently opened East Point, Georgia campus.  The remaining expense increases were driven by higher administrative costs, marketing investments and sales expense and student services expense, all of which are discussed above in the Consolidated Results of Operations.

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

•	Revenue decreased $1.5 million, or 100.0% to zero for the nine months ended September 30, 2024, from $1.5 million in the prior year comparable period.
•	Total operating expenses decreased $2.9 million, or 100.0% to zero for the nine months ended September 30, 2024, from $2.9 million in the prior year comparable period.

The change in operating performance is the result of closing the campus and no longer enrolling new students.

Corporate and Other

This category includes unallocated expense incurred on behalf of  the entire Company.  Corporate and other expense were $32.6 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.  Included in the current year is a gain of $2.8 million related to insurance proceeds received as a result of hail damage at one of our campuses.  Prior year includes a $30.9 million gain on sale of assets resulting from the sale of the Nashville, Tennessee property.  The increase in expense was primarily driven by additional salaries and benefits expense, partially offset by a reduction in stock-based compensation expense driven by a cumulative catch-up of expense in the prior year in addition to reduced legal costs in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for the maintenance and expansion of our facilities and the development of new programs. Our principal sources of liquidity have been cash provided by operating activities and borrowings under our credit facility with Fifth Third Bank, National Association.  The following chart summarizes the principal elements of our cash flow for each of the nine months ended September 30, 2024 and 2023:

Index
	Nine Months Ended September 30,

	2024	2023
Net cash (used in) provided by operating activities	$(993)	$3,612
Net cash used in investing activities	$(22,199)	$(4,961)
Net cash used in financing activities	$(3,115)	$(2,945)

As of September 30, 2024, the Company had $54.0 million in cash and cash equivalents, compared to $80.3 million in cash and cash equivalents and restricted cash as of December 31, 2023.  The change in cash position from the end of the year was driven in part by the payment of incentive compensation during the first quarter and investments in capital expenditures related to our recently opened East Point, Georgia campus, the new Houston Texas campus, the relocations of the Nashville, Tennessee and Levittown, Pennsylvania campuses, and new programs and program expansions.  Further, the prior year cash position benefited from $33.3 million in proceeds resulting from the sale of our Nashville, Tennessee property.

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

On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of its share repurchase program for an additional 12 months through May 24, 2025.  During the three and nine months ended September 30, 2024, the Company did not repurchase any additional shares.  As of September 30, 2024, the Company had approximately $29.7 million remaining for repurchase under the program.

Our primary source of cash is tuition collected from our students. The majority of students enrolled at our schools rely on funds received under various government-sponsored student financial aid programs to pay a substantial portion of their tuition and other education-related expenses. The most significant source of student financing is Title IV Programs, which represented approximately 81% of our cash receipts related to revenues in 2023. Pursuant to applicable regulations, students must apply for a new loan for each academic period. Federal regulations dictate the timing of disbursements of funds under Title IV Programs and loan funds are generally provided by lenders in two disbursements for each academic year. The first disbursement is usually received approximately 31 days after the start of a student’s academic year and the second disbursement is typically received at the beginning of the sixteenth week from the start of the student's academic year. Certain types of grants and other funding are not subject to a 31-day delay.  In certain instances, if a student withdraws from a program prior to a specified date, any paid but unearned tuition or prorated Title IV Program financial aid is refunded according to federal, state and accrediting agency standards.

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

Net cash used in operating activities was $1.0 million for the nine months ended September 30, 2024 compared to cash provided by operating activities of $3.6 million in the prior year comparable period.  The decrease in cash position was primarily related to a higher accounts receivable balance due to the timing of cash receipts and Title IV disbursements, partially offset by an decrease in prepaid expenses representing a $4.8 million cash inflow and a $2.5 million increase in accounts payable, representing a cash inflow driven by the timing of vendor payments.

Index
Investing Activities

Net cash used in investing activities was $22.2 million for the nine months ended September 30, 2024 compared to $5.0 million in the prior year comparable period.  The prior year’s cash position benefited from several factors including the sale of the Nashville, Tennessee property and proceeds received from short-term investments.  Partially offsetting these cash inflows was the purchase of additional short-term investments.

We currently lease all of our campuses.

Capital expenditures were approximately 11.0% of revenues in 2023 and are expected to approximate 18.0% of revenues in 2024.  The significant increase in planned capital expenditures over the prior year will be driven by several factors that include, but are not limited to, the buildout of our recently opened East Point, Georgia campus and the new Nashville, Tennessee campus, additional space, the planned introduction of three new programs at the Lincoln, Rhode Island campus, and the anticipated introduction of new programs at certain other campuses.  We expect to fund future capital expenditures with cash generated from operating activities and cash on hand.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 was $3.1 million and $2.9 million, respectively.  The increase in cash used was primarily driven by cash outflows in the current year of $1.2 million related to the tax impact for vested stock grants, $0.5 million paid for implementing the new credit facility with Fifth Third Bank, National Association, and $0.2 million related to lease payments made under the Company’s two additional finance leases.  Partially offsetting these cash outflows was a $0.8 million inflow for a tenant allowance related to one of the Company’s finance leases in the current year.  The prior year also had $0.9 million in cash outflows related to the Company’s share repurchase plan.

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

Index
On July 18, 2024, the Company entered into a first amendment of the Fifth Third Credit Agreement (“the Amendment”).  Among other things, the Amendment contains certain modifications to (i) clarify certain representations and affirmative covenants of the Company, (ii) clarify certain conditions to each advance, (iii) clarify and/or replace certain events of default and (iv) delete or revise certain definitions in order to harmonize them with the other modifications made.  The Amendment also contains customary releases, representations and warranties and reaffirmations consistent with the original terms of the Fifth Third Credit Agreement

As of September 30, 2024, there was no debt outstanding under the Facility.

Contractual Obligations

Current portion of Long-Term Debt, Long-Term Debt and Lease Commitments.  As of September 30, 2024, we had no debt outstanding.  We lease offices, educational facilities and various items of equipment for varying periods through the year 2045 at basic annual rental rates (excluding taxes, insurance, and other expenses under certain leases).

As of September 30, 2024, we had outstanding loan principal commitments to our active students of $38.4 million.  These are institutional loans and no cash is advanced to students.  The full loan amount is not guaranteed unless the student completes the program. The institutional loans are considered commitments because the students are required to fund their education using these funds and they are not reported on our financial statements.

Regulatory Updates

Negotiated Rulemaking.  The DOE has initiated and engaged in rulemaking which has included negotiated rulemaking meetings held in late 2023 and early 2024 on several topics including state authorization, accreditation, return of unearned Title IV Program funds for students who withdraw from school without completing their educational programs, cash management, distance education, and student debt relief.  See 10-K at Part I, Item 1. “Business – Regulatory Environment – Negotiated Rulemaking,” “Business – Regulatory Environment – State Authorization,” “Business – Regulatory Environment – Accreditation,” and “Business – Regulatory Environment – Return of Title IV Program Funds.”

On July 17, 2024, the DOE announced that it does not plan to publish a notice of proposed rulemaking on state authorization, accreditation, and cash management topics until 2025.  On July 24, 2024, the DOE published a notice of proposed rulemaking on topics including distance education and return of Title IV funds; however, the DOE did not publish final regulations by November 1, 2024, for those rules to take effect by July 1, 2025.  The DOE also announced its intention to conduct negotiated rulemaking at a date to be determined to consider regulations related to third-party servicers on topics including, for example, the definition of third-party servicers, audit requirements for servicers, an application process for servicers, and reporting, financial, past performance, and other compliance requirements.  The DOE also announced that it plans to issue no sooner than late 2024 revised guidance on how institutions of higher education may compensate their recruiters.  See 10-K at Part I, Item 1. “Business - Regulatory Environment – Restrictions on payment of Commissions, Bonuses and Other Incentive Payments.”  We cannot predict the timing and scope of any regulations or guidance the DOE might issue on the forementioned topics, but new regulations or guidance on these or other topics could have a significant impact on our business and results of operations.

The DOE also published two sets of proposed regulations on April 17, 2024, and October 31, 2024, that would, among other things, specify the DOE’s discretionary authority to waive the requirement for borrowers to repay some or all their Title IV federal student loans.  The reasons for such waivers would include, for example, different scenarios involving schools or programs that close or lose Title IV eligibility or different types of borrower hardship including, among many other examples, attendance at certain types and levels of institutions (which the DOE has indicated could include for-profit institutions like our schools).  The DOE has not published final regulations in connection with either of the aforementioned sets of proposed regulations and is in the process of receiving public comments through December 2, 2024, to the proposed regulations that were published on October 31, 2024.  We cannot predict the timing and scope of any final regulations the DOE might issue, but new regulations on these topics could have a significant impact on our business and results of operations.

Planned Sale of Las Vegas, Nevada Campus

Subsequent to the end of the third quarter, the board of directors approved a plan to sell the assets related to its Las Vegas, Nevada campus operated under Euphoria Institute of Beauty Arts & Sciences (“Euphoria”). The Company is in discussions with a prospective purchaser and expects to enter into a signed agreement prior to year-end. While the proposed transaction will not be material, it is expected that, for regulatory purposes, the transaction will be a school closure by Lincoln. There are currently approximately 300 students enrolled in programs at Euphoria and it is further expected that enrolled students would be permitted to transfer to the purchaser-operated school post-closing and continue their programs such that the sale should not have a significant impact on the student experience. In the fourth quarter, net assets of Euphoria will be classified on the balance sheet as assets held for sale and the related statement of operations information will be classified in the Transitional segment.

The DOE has confirmed that the proposed transaction will not be treated as a change in ownership and, instead, it will be treated as the closure of Euphoria and the establishment of a new location by the purchaser at the site of Euphoria. Although the parties intend to work toward enabling our current students at the Las Vegas, Nevada campus to complete their programs with the purchaser, certain current and former students could qualify for closed school loan discharges if they do not continue and complete their programs and, in turn, the DOE could impose liabilities and other sanctions on us based on any such closed school loan discharges. Also, we will be required to comply with other DOE, state, and accreditor requirements associated with the transaction, the transfer of the site, and the teaching of current students. Based on current discussions, the transaction is currently expected to close in January, 2025, subject to receipt of required regulatory approvals and satisfaction of other closing conditions.

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

(b) Changes in Internal Control Over Financial Reporting.  There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for new internal controls related to CECL and accounts payable payment processing that have been implemented.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material developments related to previously disclosed legal proceedings.  See the “Legal Proceedings” section of the Company’s Form 10-K and subsequently filed Form 10-Qs for information regarding existing legal proceedings.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K and those contained in our previously filed Form 10-Qs, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.  For the quarter ended September 30, 2024, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)
On May 24, 2022, the Company announced that the Board of Directors had approved a share repurchase program for 12 months authorizing repurchases of up to $30.0 million of the Company’s Common Stock.  On February 27, 2023, the Board of Directors extended the share repurchase program for an additional 12 months and authorized an additional $10.0 million in repurchases, for an aggregate of up to $30.6 million in additional repurchases. On May 7, 2024, the Company announced that its Board of Directors had authorized an extension of the share repurchase program for an additional 12 months through May 24, 2025. The Company did not repurchase any additional shares in the three months ended September 30, 2024, as reflected in the table below, and has approximately $29.7 million remaining for additional repurchases under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Dollar Value of Shares Remaining to be Purchased Under the Plan
July 1, 2024 to July 31, 2024	-	$-	-	$29,663,667
August 1, 2024 to August 31, 2024	-	-	-	-
September 1, 2024 to September 30, 2024	-	-	-	-
Total	-	-	-

For more information on the share repurchase plan, see Part I, Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 7 – Stockholders’ Equity.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.
(b)	None

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.
(b)	None.
(c)
During the nine months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101*
The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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

LINCOLN EDUCATIONAL SERVICES CORPORATION

Date: November 12, 2024	By:	/s/ Brian Meyers
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

101*
The following financial statements from the Company’s 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

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